Form 10-Q
period 1996-06-30
GERON CORPORATION
filed 1996-09-12
CIK 886744

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to __________.

                         Commission File Number: 0-20859

                                GERON CORPORATION

           Delaware                                              75-2287752
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  200 Constitution Drive, Menlo Park, CA 94025
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 473-7700

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.001 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes_________                        No____X____(1)

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value  Outstanding at August 15, 1996: 10,014,200

(1) The Company has been subject to reporting requirements since the effective date of its Registration Statement on Form S-1 (July 30, 1996) and has filed all such reports since such date.

                                GERON CORPORATION
                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1: Financial Statements

                    Condensed Balance Sheets as of June 30, 1996 and December 31, 1995

                    Condensed Statements of Operations for the three and six months ended June 30, 1996 and 1995

                    Condensed Statements of Cash Flows for the three and six months ended June 30, 1996 and 1995

                    Notes to Financial Statements

            Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

PART II.    OTHER INFORMATION

            Item 1: Legal Proceedings

            Item 2: Changes In Securities

            Item 3: Defaults upon Senior Securities

            Item 4: Submission of Matters to a Vote of Security Holders

            Item 5: Other Information

            Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS

                                                       JUNE 30,      DECEMBER 31,
(In thousands, except share and per share amounts)       1996            1995
                                                       --------        --------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                           $  3,670        $ 12,542
   Short-term investments                                11,124           3,011
   Other current assets                                     505             349
                                                       --------        --------
        Total current assets                             15,299          15,902

   Property and equipment, net                            2,464           2,746
   Notes receivable from officers                           687             817
   Deposits and other assets                                278             284
                                                       --------        --------
                                                       $ 18,728        $ 19,749
                                                       ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                    $    363        $    500
   Accrued compensation                                     373             445
   Accrued liabilities                                      705             513
   Deferred revenue                                       2,373           1,335
   Current portion of capital lease
     obligations and equipment loans                        974             994
                                                       --------        --------
        Total current liabilities                         4,788           3,787

Noncurrent portion of capital lease
   obligations and equipment loans                        1,362           1,654

Commitments

Stockholders' equity:
   Preferred stock--Issuable in series,
     $0.001 par value; 6,410,759 shares
     authorized at December 31, 1995 and
     June 30, 1996; 6,071,390 and
     6,366,246 shares issued and
     outstanding at December 31, 1995 and
     June 30, 1996, respectively                              6               6
   Common stock, $0.001 par value; 10,294,117
     shares authorized at December 31, 1995
     and June 30, 1996; 929,390 and 1,111,454
     shares issued and outstanding at December
     31, 1995 and June 30, 1996, respectively                 1               1
   Additional paid-in-capital                            44,521          40,205
   Notes receivable from stockholders                      (122)           (131)
   Deferred compensation                                 (1,148)             --
   Accumulated deficit                                  (30,680)        (25,773)
                                                       --------        --------
        Total stockholders' equity                       12,578          14,308
                                                       --------        --------
                                                       $ 18,728        $ 19,749
                                                       ========        ========

See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except for share and per share amounts)

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30,                         JUNE 30,
                                   ---------------------------     ---------------------------
                                       1996            1995            1996            1995
                                   -----------     -----------     -----------     -----------
Revenues--contract                 $     1,527     $     1,425     $     2,862     $     1,425
License fees                                50              --              50              --
                                   -----------     -----------     -----------     -----------
     Total revenues                      1,577           1,425           2,912           1,425

Operating expenses:
  Research and development               3,411           2,750           6,705           5,205
  General and administrative               856             741           1,537           1,314
                                   -----------     -----------     -----------     -----------
     Total operating expenses            4,267           3,491           8,242           6,519
                                   -----------     -----------     -----------     -----------
Loss from operations                    (2,690)         (2,066)         (5,330)         (5,094)

Interest and other income                  327             237             633             403
Interest and other expense                 (96)            (97)           (197)           (189)
                                   -----------     -----------     -----------     -----------
Net loss                           $    (2,459)    $    (1,926)    $    (4,894)    $    (4,880)
                                   ===========     ===========     ===========     ===========
Net loss per share:                $     (1.47)    $     (1.21)    $     (2.97)    $     (3.22)
                                   ===========     ===========     ===========     ===========
Shares used in calculation of
   net loss per share:               1,675,147       1,596,113       1,646,230       1,514,488
                                   ===========     ===========     ===========     ===========

See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
(In thousands)                                                         JUNE 30,
                                                                ---------------------
                                                                  1996         1995
                                                                --------     --------
Cash flows from operating activities:
   Net loss                                                     $ (4,894)    $ (4,880)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                  448          358
      Issuance of preferred stock in
         exchange for services rendered                               22           --
      Deferred compensation                                          144           --
   Changes in assets and liabilities:
      Other current assets                                          (155)        (117)
      Notes receivable from officers                                 130         (450)
      Deposits and other assets                                        5           (7)
      Accounts payable                                              (136)         (68)
      Accrued compensation                                           (71)         (63)
      Accrued liabilities                                            192          132
      Deferred revenue                                             1,038        5,500
                                                                --------     --------
Net cash (used in) provided by operating activities               (3,277)         405

Cash flows from investing activities:
   Capital expenditures                                             (146)        (408)
   Purchases of securities available-for-sale                    (11,627)      (1,009)
   Proceeds from sales of securities available-for-sale               --       (1,302)
   Proceeds from maturities of securities available-for-sale       3,500        7,917
                                                                --------     --------
Net cash (used in) provided by investing activities               (8,273)       5,198

Cash flows from financing activities:
   Proceeds from equipment loans                                     138          362
   Payments of obligations under capital leases and
      equipment loans                                               (470)        (342)
   Proceeds from issuance of common and preferred stock            3,010            7
                                                                --------     --------
Net cash provided by financing activities                          2,678           27
                                                                --------     --------
Net increase (decrease) in cash and cash equivalents              (8,872)       5,630

Cash and cash equivalents at the beginning of the period          12,542        6,523
                                                                --------     --------
Cash and cash equivalents at the end of the period              $  3,670     $ 12,153
                                                                ========     ========

See accompanying notes.

                                GERON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      The accompanying unaudited balance sheet as of June 30, 1996 and statements of operations for the three- and six-month periods ended June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 333-05853) declared effective by the Securities and Exchange Commission on July 30, 1996. Unless otherwise indicated, all information herein has been reinstated to reflect the Company's 1-for-3.4 reverse stock split effected in July 1996 and the conversion of all outstanding Preferred Stock into Common Stock as of the closing of the Company's initial public offering in August 1996.

   Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, and convertible preferred stock) issued during the 12 month period prior to the Company's initial public offering are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods through June 30, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock).

      The supplemental calculation of net loss per share presented below has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering.

   Supplemental Net Loss Per Share Information

                                          Three Months                    Six Months
                                         Ended June 30,                 Ended June 30,
                                   -------------------------     -------------------------
                                      1996           1995           1996           1995
                                   ----------     ----------     ----------     ----------
Supplemental net loss per share    $    (0.34)    $    (0.32)    $    (0.68)    $    (0.81)

Shares used in computation          7,315,047      6,085,115      7,237,339      6,003,490

   Deferred Compensation

      The Company records deferred compensation on option grants for the difference between the grant price and the market value on the date of grant and amortizes such amounts over the vesting period of the options.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of June 30, 1996, the Company's short-term investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

      The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in the accumulated deficit. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned.

3. SUBSEQUENT EVENTS

      In July 1996, the Company effected a 1-for-3.4 reverse stock split. All share and per share amounts have been adjusted to reflect this stock split retroactively. In connection with this stock split, the Company also effected a change in the authorized number of shares of Preferred Stock.

      In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan and reserved an aggregate of 300,000 shares of Common Stock for issuance thereunder. In addition, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of Common Stock for issuance thereunder. The Company also amended the 1992 Stock Option Plan to comply with certain requirements of Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, and the Internal Revenue Code of 1986, as amended.

      In July 1996, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 194,491 shares of Common Stock to employees, officers, directors and consultants of the Company. These options have an exercise price equal to the initial public offering price and vest over a five-year period from the vesting commencement date.

      On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase are estimated to be $16.5 million. Upon the closing of the offering, all outstanding shares of Preferred Stock converted to Common Stock. All share and per share amounts have been adjusted to reflect the conversion retroactively.

                                GERON CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 333-05853) dated July 30, 1996 relating to the Company's initial public offering and in the section of this Item 2 titled "Additional Factors That May Affect Future Results".

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Prospectus and Registration Statement on Form S-1 (Reg. No. 333-05853) dated July 30, 1996 relating to the Company's initial public offering.

Geron is a biopharmaceutical company exclusively focused on discovering and developing therapeutic and diagnostic products based upon the common biological mechanisms underlying cancer and other age-related diseases.

The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements, as well as the progress of its research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Geron is subject to risks common to companies in its industry, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance.

RESULTS OF OPERATIONS

REVENUES

The Company recognized contract revenues of $1.5 million for the three months ended June 30, 1996, compared to $1.4 million for the three months ended June 30, 1995. The contract revenues were research support payments under the collaborative agreement with Kyowa Hakko Kogyo, Co. Ltd. ("Kyowa Hakko"). Revenues recognized under this agreement increased to $2.9 million for the six month period ending June 30, 1996, compared to $1.4 million for the six month period ending June 30, 1995 as a result of increased research expenditures and the fact that the agreement was not signed until the end of April 1995. In June 1996, the Company entered into a license and marketing agreement with Kyowa Medex Co., Ltd. in connection with its telomerase diagnostic technology. The agreement provides for a $50,000 license fee payment to the Company and royalty payments on product sales. No license fee revenue was recognized during the three or six months ended June 30, 1995.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $3.4 million and $6.7 million for the three and six months ended June 30, 1996, respectively, compared to $2.8 million and $5.2 million for the comparable periods in 1995. These increases were primarily due to increases in personnel staffing, expanded patent related activities, start of deferred compensation amortization and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $856,000 and $1.5 million for the three and six months ended June 30, 1996, respectively, compared to $741,000 and $1.3 million for the comparable periods in 1995. These increases were primarily due to the increases in personnel staffing and increased legal, travel, and other expenses related to business development. The Company expects general and administrative expenses to increase in the future due in part to the increased costs associated with operating as a public company.

INTEREST AND OTHER INCOME

Interest income increased to $205,000 and $405,000 for the three and six months ended June 30, 1996, respectively, compared to $154,000 and $305,000 for the comparable periods in 1995. These increases were due to higher average cash and investment balances during the first two quarters of 1996 compared to the first two quarters of 1995 as a result of the sale of equity securities and research funding received under the Kyowa Hakko collaborative agreement. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. Interest income is expected to increase in the future due to an increase in average cash balances as a result of the Company's initial public offering. In addition to interest earned on excess cash balances, the Company received $122,000 and $228,000 in research payments from government grants for the three and six months ended June 30, 1996, respectively, compared to $83,000 and $98,000 for the comparable periods in 1995. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expense increased to $197,000 for the six months ended June 30, 1996, compared to $189,000 for the six months ended June 30, 1995. This increase was due to an increase in capital lease balances outstanding in 1996.

NET LOSS

Net loss increased to $2.5 million for the three months ended June 30, 1996, compared to $1.9 million for the three months ended June 30, 1995. This increase was due primarily to the increase in operating expenses during 1996. Net loss remained approximately consistent for the six month period ending June 30, 1996 and 1995 at $4.9 million due to greater revenue recognition in 1996 which offset the increased operating expenses for that same period.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the initial public offering, the Company financed its operations primarily through private placements of preferred equity securities, funds provided under the collaborative agreement with Kyowa Hakko and equipment financing. As of June 30, 1996, the Company had received approximately $43.3 million in net proceeds from the sale of equity securities and $11.0 million pursuant to the collaborative agreement with Kyowa Hakko of which $4.0 million was received in April 1996.

Cash, cash equivalents and short-term investments at June 30, 1996 were $14.8 million compared to $13.9 million at June 30, 1995. It is the Company's investment policy to invest these funds in highly liquid securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase are estimated to be $16.5 million. These funds have been invested in accordance with Company guidelines and will be used to fund research and development expenses, laboratory and equipment purchases and other working capital and general corporate purposes.

Net cash used in operations decreased to $3.3 million for the six months ended June 30, 1996 from $405,000 net cash provided by operations for the six months ended June 30, 1995 as a result of the greater cash received under the collaborative agreement with Kyowa Hakko during the 1995 period. During the second quarter of 1995, the Company received $7.0 million compared to $4.0 million in the second quarter of 1996. The Company expects net cash used in operations to increase for the year 1996 over the year 1995.

For the six months ended June 30, 1996, additions of equipment and leasehold improvements totaled approximately $146,000 of which approximately $138,000 was financed through equipment financing arrangements. At June 30, 1996, the Company had invested approximately $4.4 million in property and equipment, and had approximately $1.7 million available for borrowing under its equipment financing facility.

The Company estimates that its existing capital resources, including the net proceeds from the initial public offering, payments under the collaborative agreement with Kyowa Hakko, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity or debt financings, capital lease transactions or other financing sources that may be available.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the above discussion constitutes forward-looking statements that are dependent on certain risks and uncertainties. These and other factors that may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company are described below and in the Registration Statement on Form S-1 (Reg. No. 333-05853) dated July 30, 1996 relating to the Company's initial public offering.

TECHNOLOGICAL UNCERTAINTY

The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, is a relatively new area of research, and there can be no assurance that this research will lead to the discovery or development of any therapeutic or diagnostic product. If and when potential lead drug compounds or product candidates are identified through the Company's research programs, they will require significant preclinical and clinical testing prior to regulatory approval in the United States and elsewhere, and there can be no assurance that any of these efforts will result in a product that can be marketed. Because of the significant additional scientific, regulatory and commercial milestones necessary for the Company's research programs to be successful, there can be no assurance that any program will not be abandoned after significant resources have been expended. The abandonment of any research program could have a material adverse effect on the Company.

As a result of its drug discovery efforts to date, the Company has identified compounds in in vitro studies that demonstrate potential for inhibiting telomerase in vivo. However, additional development efforts will be required prior to the selection of a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. If and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its efficacy or safety that may prevent or limit its commercial use. For example, telomerase is active in reproductive cells and transiently expressed in certain hematopoietic (blood), skin and gastrointestinal cells. There can be no assurance that any product based on the inhibition of telomerase will not adversely affect such cells and result in unacceptable side effects. In addition, it is expected that telomerase inhibition will have delayed efficacy as telomeres resume normal shortening and, as a result, will in most cases be used in conjunction with traditional cancer therapies. There can be no assurance that the delayed efficacy of a telomerase inhibitor will not have a material adverse effect on the preclinical and clinical development, ability to obtain regulatory approval, or marketability of a telomerase inhibitor for the treatment of cancer. The abandonment of the Telomerase Inhibition and Detection program would have a material adverse effect on the Company.

With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor or screen for cancer. Although the Company's licensee, Oncor, Inc. ("Oncor") has commenced the sale of a diagnostic kit for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use. The Company's Cell Lifespan Extension program, designed to modulate telomere length, is at an early stage of development. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. With respect to the Company's Genomics of Aging program, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such compound will be discovered or developed. The Company's Primordial Stem Cell Therapies program is also at a very early stage. While primate PS cells have recently been isolated and allowed to differentiate into numerous cell types, there can be no assurance that the Company's efforts in this program will result in any commercial applications.

The Company may become aware of technology controlled by third parties that is advantageous to the Company's business. There can be no assurance that the Company will be able to acquire or license such technology on reasonable terms, if at all. In the event that the Company is unable to acquire such technology, the Company may be required to expend significant time and resources to develop similar technology, and there can be no assurance that it will be successful in this regard. If the Company cannot acquire or develop necessary technology, it may be prevented from pursuing its business objectives. Moreover, a competitor of the Company could acquire or license such technology. Any such event would have a material adverse effect on the Company.

EARLY STAGE OF DEVELOPMENT

Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a significant number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it may be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up, but it is presently expected to extend a number of years. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for many years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

DEPENDENCE ON STRATEGIC AND RESEARCH COLLABORATIONS

The Company's strategy for the development, clinical testing and commercialization of its products includes entering into collaborations with corporate partners, licensors, licensees and others, and is dependent upon the subsequent success of these other parties in performing their respective responsibilities. The success of any collaboration depends on the continued cooperation of its partners, as to which there can be no assurance. The amount and timing of resources to be devoted to activities by its collaborators are not within the direct control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any revenue from such arrangements. There can also be no assurance that the Company's current collaborators or any future collaborators will not pursue existing or alternative technologies in preference to those being developed in collaboration with the Company.

The Company currently has no manufacturing infrastructure and no marketing or sales organization, and intends to rely in substantial part on its current and future strategic partners for the manufacture of any product and the principal marketing and sales responsibilities for any such product. To the extent the Company chooses not to or is unable to establish such arrangements, the Company will require substantially greater capital to undertake its own manufacturing, marketing and sales of any product.

In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement") for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Under the collaboration, Kyowa Hakko provides certain funding for the Company's research and development activities and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses in the covered territory. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 24, 1999, at the earliest. The Kyowa Hakko Agreement also provides in general that, while Geron exercises significant control during the research phase, Kyowa Hakko exercises significant control during the development and commercialization phases of the collaboration. There can be no assurance that the collaboration will be successful. The Company has also entered into licensing arrangements with several diagnostic companies for the Company's telomerase detection technology. However, because these licenses are limited to the research use only market, such arrangements are not expected to generate significant commercial revenues.

There can be no assurance that the Company will be able to negotiate additional strategic arrangements in the future on acceptable terms, if at all, or that such strategic arrangements will be successful. In the absence of such arrangements, the Company may encounter significant delays in introducing any product into certain markets or find that the research, development, manufacture, marketing or sale of any product in such markets is adversely affected. In the event that the Company does not enter into such arrangements, it may be materially adversely affected.

The Company has relationships with collaborators and scientific advisors at academic and other institutions, some of whom conduct research at the Company's request. These collaborators and scientific advisors are not employees of the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. The Company has limited control over the activities of these collaborators and advisors and, except as otherwise required by its collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to the Company's activities.

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions.

Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected. Patent law relating to the scope and enforceability of claims in the fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that patents will issue from the Company's or its licensors' patent applications, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications that have been filed by others with respect to telomerase and telomere length modulation. For example, Iowa State University has filed United States and corresponding foreign patent applications claiming methods and reagents relating to the RNA component of human telomerase, and Isis Pharmaceuticals, Inc. has filed United States and corresponding foreign patent applications relating to oligonucleotide-like reagents asserted to have telomere length modulating activity. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relevant to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by the Company. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies, or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. In this regard, the Company is currently in discussions with a research institution with respect to a research collaboration for the development of certain technology related to its Primordial Stem Cell Therapies program. A third party has notified the Company that if the Company enters into such an arrangement, the Company will violate the rights of such third party. The Company has made no decision whether to enter into such an arrangement and, in any event, must yet complete scientific and legal due diligence and successfully negotiate the terms of such an arrangement, as to which there can be no assurance. If such an arrangement is entered into, the Company believes it has substantial defenses to any claims that might be asserted by such third party.

Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of others' proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by others or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

Geron also relies on trade secrets to protect its proprietary technology, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. Geron attempts to protect its proprietary technology in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

The Company is party to various license agreements which give it rights to use certain technologies in its research, development and commercialization activities. Disputes have arisen and may continue to arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by the Company and its licensors, research collaborators and consultants.

There can be no assurance that the Company will be able to continue to license such technologies on commercially reasonable terms, if at all, or to maintain the exclusivity of its exclusive licenses. In this regard, the Company's license for primate PS cells derived from primates is currently exclusive until January 1998 and, unless agreed otherwise, non-exclusive thereafter. The failure of the Company to maintain exclusive or other rights to any of its exclusively licensed technologies could have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which would have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, including the net proceeds from the initial public offering, payments under the Kyowa Hakko Agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period. In addition, a substantial amount of the payments to be made by Kyowa Hakko are dependent upon the achievement by the Company of development and regulatory milestones and there can be no assurance that such milestones will be achieved.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

Geron has incurred net operating losses in every year of operation since its inception in 1990. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses over the next several years as the Company's research and development efforts and preclinical testing are expanded and clinical testing is commenced. Substantially all of the Company's revenues to date have been research support payments under the Kyowa Hakko Agreement. The Company's right to receive research support payments under the Kyowa Hakko Agreement is scheduled to expire in April 1998. In addition, the Company is unable to determine at this time the level of the revenue to be received from the sale of diagnostic products and does not expect to receive significant revenues from the sale of the research use only kits. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to successfully select therapeutic compounds for development, obtain the required regulatory consents and manufacture and market any resulting products. There can be no assurance when or if the Company will receive revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair the Company's ability to sustain operations.

SUBSTANTIAL COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

The pharmaceutical and biopharmaceutical industries are intensely competitive. The Company believes that certain pharmaceutical and biopharmaceutical companies as well as certain research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres and telomerase. In addition, other products and therapies that could compete directly with the products that the Company is seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitive with the Company. The pharmaceutical companies developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs. There is also competition for access to libraries of compounds to use for screening. Any inability of the Company to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. In addition to the above factors, Geron will face competition with respect to product efficacy and safety, the timing and scope of regulatory consents, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company or that such products will render the Company's products obsolete.

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board and Clinical Advisory Board, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified scientific and management personnel, consultants and advisors is critical to the Company's success. The Company faces competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so would have a material adverse effect on the Company.

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF PRIMORDIAL STEM CELL THERAPIES

The Company's Primordial Stem Cell Therapies program may involve the use of PS cells that would be derived from human embryonic tissue, and therefore may raise certain ethical, legal and social issues regarding the appropriate utilization of this tissue. The use of embryonic tissue in scientific research is an issue of national interest. Many research institutions, including certain of the Company's scientific collaborators, have adopted policies regarding the ethical use of these types of human tissue. These policies may have the effect of limiting the scope of research conducted in this area, resulting in reduced scientific progress. In addition, the United States government and its agencies currently do not fund research which involves the use of such tissue and may in the future regulate or otherwise restrict its use. The inability of the Company to conduct research on these cells due to such factors as government regulation or otherwise could have a material adverse effect on the program. In the event the Company's research related to PS cell therapies becomes the subject of adverse commentary or publicity, the Company's name and goodwill could be adversely affected.

GOVERNMENT REGULATION

The preclinical testing and clinical trials of any products developed by the Company or its collaborative partners and the manufacturing, labeling, sale, distribution, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries in which products developed by the Company or its collaborative partners may be tested and marketed (each of such federal, state, local and other authorities and agencies, a "Regulatory Agency"). Any product developed by the Company or its collaborative partners must receive all relevant Regulatory Agency approvals or clearances, if any, before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval or clearance. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of product development and/or the period of review of any application for Regulatory Agency approval or clearance for a product. Delays in obtaining Regulatory Agency approvals or clearances could adversely affect the marketing of any products developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required Regulatory Agency approvals or clearances will be obtained for any products developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval or clearance for a new product is obtained, such approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In general, failure to comply with FDA requirements can result in severe civil and criminal penalties, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing, and criminal prosecution.

NO ASSURANCE OF MARKET ACCEPTANCE; UNCERTAINTY OF PHARMACEUTICAL PRICING; IMPACT OF HEALTH CARE REFORM MEASURES

There can be no assurance that any products successfully developed by the Company or its collaborative partners, if approved for marketing, will achieve market acceptance. The products which the Company is attempting to develop will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over alternative treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company or its collaborative partners.

In both domestic and foreign markets, sales of the Company's products, if any, will depend in part on the availability of reimbursement from third party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care through various means. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of the Company's potential products are approved for marketing. Cost control initiatives could decrease the price that the Company receives for any product it may develop in the future and have a material adverse effect on the Company. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.

Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. There can be no assurance that the Company's potential products will be considered cost effective or that adequate third-party reimbursement will be available to enable Geron to maintain price levels sufficient to realize an appropriate return on its investment in product development. In any such event, the Company may be materially adversely affected.

REGULATIONS RELATING TO THE ENVIRONMENT AND HAZARDOUS MATERIALS

The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, the Company is subject to numerous environmental and safety laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with current or future environmental laws and regulations, or that the Company will not be adversely affected by the cost of compliance with such laws and regulations. Although the Company believes that its safety procedures for using, handling, storing and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company's use of these materials could be curtailed by state or federal authorities, the Company could be held liable for any damages that result, and any such liability could have a material adverse effect on the Company.

POTENTIAL PRODUCT LIABILITY CLAIMS; ABSENCE OF INSURANCE

Although the Company believes it does not currently have any exposure to product liability claims, the Company's future business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. The Company currently has no clinical trial liability insurance and there can be no assurance that it will be able to obtain and maintain such insurance for any of its clinical trials. In addition, there can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 43.9% of the outstanding shares of Common Stock and are able to significantly influence the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,014,000 shares of Common Stock. Kyowa Hakko has agreed not to sell the 312,500 shares of Common Stock held by it until July 30, 1997, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act. Approximately 7,700,000 shares of Common Stock are Restricted Shares. The Restricted Shares were sold by the Company in reliance upon exemptions from the registration requirements of the Securities Act and are "restricted securities" under the Securities Act. The officers, directors, employees and stockholders of the Company, who together hold the Restricted Shares, have agreed not to sell their shares without the prior written consent of J.P. Morgan Securities Inc. until January 27, 1997. On January 27, 1997, approximately 6,300,000 Restricted Shares that are subject to lock-up agreements (as described above) will become eligible for sale in the public market subject to Rule 144 and Rule 701 under the Securities Act. The remaining approximately 1,400,000 Restricted Shares, which are also subject to such lock-up agreements, will have been held for less than two years upon the expiration of such lock-up agreements and will become eligible for sale under Rule 144 at various dates thereafter as the holding period provisions of Rule 144 are satisfied. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company. The shares of Common Stock covered by these registration rights include approximately 7,100,000 outstanding shares of Common Stock and approximately 56,000 shares of Common Stock issuable upon exercise of outstanding warrants. In addition, the Company intends to register under the Securities Act approximately 2,500,000 shares of Common Stock subject to outstanding stock options or reserved for issuance under the Company's 1992 Stock Option Plan, 1996 Directors' Stock Option Plan and 1996 Employee Stock Purchase Plan.

POSSIBLE VOLATILITY OF STOCK PRICE

There has been a history of significant volatility in the market prices for shares of biopharmaceutical companies, and it is likely that the market price of the Common Stock will be similarly volatile. Prices for the Common Stock may be influenced by many factors, including the depth of the market for the Common Stock, investor perception of the Company, fluctuations in the Company's operating results and market conditions relating to the biopharmaceutical and pharmaceutical industries. In addition, the market price of the Common Stock may be influenced by announcements of technological innovations, new commercial products or clinical progress or the lack thereof by the Company, its collaborative partners or its competitors. In addition, announcements concerning regulatory developments, developments with respect to proprietary rights and the Company's collaborations as well as other factors could also have a significant impact on the Company's business and the market price of the Common Stock. Finally, future sales of substantial amounts of Common Stock by existing stockholders could also adversely affect the prevailing price of the Common Stock.

EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS; CERTAIN ANTI-TAKEOVER
PROVISIONS

The Company's Board of Directors has the authority to issue up to 3,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company's charter documents, including the inability of stockholders to take actions by written consent and the staggered election of the Company's Board of Directors, and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            1. In April 1996, the Company solicited and received stockholder approval for an increase in the number of shares available under its 1992 Stock Option Plan by 823,529 shares. With respect to this matter, 6,176,869 shares (approximately 84% of the outstanding shares) were voted in favor for the increase and no shares were voted against the increase.

            2. In July 1996, in connection with the Company's initial public offering, the Company solicited and received stockholder approval for (i) a 1-for-3.4 reverse stock split of the Company's outstanding securities, (ii) approval of the adoption of the 1996 Employee Stock Purchase Plan, (iii) approval of the 1996 Directors' Stock Option Plan, (iv) amendments to the 1992 Stock Option Plan to comply with certain requirements of Rule 16b-3 of the Securities Exchange Act of 1934 and the Internal Revenue Code of 1986. With respect to these matters, 6,075,108 shares (approximately 81% of the outstanding shares) were voted in favor of the proposals and no shares were voted against the proposals.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  11.1  Computation of Net Loss Per Share

                  27.1  Financial Data Schedule

            (b)   REPORTS ON FORM 8-K

                  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GERON CORPORATION

                                    By: /s/ David L. Greenwood
                                        ----------------------------------------
                                        David L. Greenwood
                                        Chief Financial Officer, Treasurer
                                        and Secretary
                                        (Duly Authorized Signatory and Principal
                                        Financial and Accounting Officer)

Date: September 12, 1996

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
- -------      -----------
11.1         Computation of Net Loss Per Share

27.1         Financial Data Schedule