Form 10-Q
period 1996-09-30
GERON CORPORATION
filed 1996-11-07
CIK 886744

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996

                                       or

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

                  Yes    X      No
                      -------       -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par       Outstanding at October 31, 1996:
  value                                10,014,200

                                GERON CORPORATION
                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1: Financial Statements

                  Condensed Balance Sheets as of September 30, 1996 and December 31, 1995

                  Condensed Statements of Operations for the three and nine months ended September 30, 1996 and 1995

                  Condensed Statements of Cash Flows for the three and nine months ended September 30, 1996 and 1995

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

          Item 3: Defaults upon Senior Securities

          Item 4: Submission of Matters to a Vote of Security Holders

          Item 5: Other Information

          Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                 SEPTEMBER 30,  DECEMBER 31,
(In thousands, except share and per share amounts)                                   1996          1995
                                                                                   --------      --------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 17,009      $ 12,542
  Short-term investments                                                             10,925         3,011
  Other current assets                                                                  955           349
                                                                                   --------      --------
      Total current assets                                                           28,889        15,902

  Property and equipment, net                                                         2,427         2,746
  Notes receivable from officers                                                        672           817
  Deposits and other assets                                                              36           284
                                                                                   --------      --------
                                                                                   $ 32,024      $ 19,749
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $    543      $    500
  Accrued compensation                                                                  512           445
  Accrued liabilities                                                                 1,019           513
  Deferred revenue                                                                      862         1,335
  Current portion of capital lease
    obligations and equipment loans                                                     965           994
                                                                                   --------      --------
      Total current liabilities                                                       3,901         3,787

Noncurrent portion of capital lease
  obligations and equipment loans                                                     1,297         1,654

Commitments

Stockholders' equity:
  Preferred stock--Issuable in series, $0.001 par value; 3,000,000 and
    6,410,759 shares authorized at September 30, 1996 and December 31,
    1995, respectively; no and 6,071,390 shares issued and outstanding
    at September 30, 1996 and  December 31, 1995, respectively                         --               6
  Common stock, $0.001 par value; 25,000,000 shares and
    10,294,117 shares authorized at September 30, 1996 and
    December 31, 1995, respectively; 10,014,200 and 929,390
    shares issued and outstanding at September 30, 1996 and
    December 31, 1995, respectively                                                      10             1
  Additional paid-in-capital                                                         61,349        40,205
  Notes receivable from stockholders                                                   (122)         (131)
  Deferred compensation                                                              (1,075)         --
  Accumulated deficit                                                               (33,336)      (25,773)
                                                                                   --------      --------
      Total stockholders' equity                                                     26,826        14,308
                                                                                   --------      --------
                                                                                   $ 32,024      $ 19,749
                                                                                   ========      ========

See accompanying notes

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(In thousands, except share and per share amounts)

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                  ----------------------------      -----------------------------
                                      1996             1995             1996             1995
                                  -----------      -----------      -----------      -----------
Revenues--contract                $     1,511      $     1,545      $     4,373      $     2,970
License fees & royalties                    3             --                 53             --
                                  -----------      -----------      -----------      -----------
     Total revenues                     1,514            1,545            4,426            2,970

Operating expenses:
  Research and development              3,756            3,027           10,461            8,232
  General and administrative              808              869            2,345            2,183
                                  -----------      -----------      -----------      -----------
     Total operating expenses           4,564            3,896           12,806           10,415
                                  -----------      -----------      -----------      -----------
Loss from operations                   (3,050)          (2,351)          (8,380)          (7,445)

Interest and other income                 483              168            1,116              571
Interest and other expense                (94)            (106)            (291)            (295)
                                  -----------      -----------      -----------      -----------
Net loss                          $    (2,661)     $    (2,289)     $    (7,555)     $    (7,169)
                                  ===========      ===========      ===========      ===========
Net loss per share:               $     (0.38)     $     (1.42)     $     (2.19)     $     (4.63)
                                  ===========      ===========      ===========      ===========
Shares used in calculation of
   net loss per share:              7,046,618        1,615,234        3,446,358        1,548,070
                                  ===========      ===========      ===========      ===========


See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                      INCREASE IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
(In thousands)                                                           SEPTEMBER 30,
                                                                  ----------------------------
                                                                    1996                1995
                                                                  --------            --------
Cash flows from operating activities:
   Net loss                                                      $ (7,555)            $(7,169)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                   688                 569
      Issuance of preferred stock in
         exchange for services rendered                                22                  28
      Deferred compensation                                           217                --
   Changes in assets and liabilities:
      Other current assets                                           (606)                (73)
      Notes receivable from officers                                  145                (540)
      Deposits and other assets                                       248                 (13)
      Accounts payable                                                 43                 113
      Accrued compensation                                             67                  21
      Accrued liabilities                                             506                 250
      Deferred revenue                                               (473)              3,855
                                                                 --------             -------
Net cash used in operating activities                              (6,698)             (2,959)

Cash flows from investing activities:
   Capital expenditures                                              (321)               (486)
   Purchases of securities available-for-sale                     (15,623)             (3,763)
   Proceeds from sales of securities available-for-sale              --                (1,302)
   Proceeds from maturities of securities available-for-sale        7,700               8,717
                                                                 --------             -------
Net cash (used in) provided by investing activities                (8,244)              3,166

Cash flows from financing activities:
   Proceeds from equipment loans                                      313                 440
   Payments of obligations under capital leases and
      equipment loans                                                (747)               (548)
   Proceeds from issuance of common and preferred stock            19,843                  12
                                                                 --------             -------
Net cash provided by (used in) financing activities                19,409                 (96)
                                                                 --------             -------
Net increase in cash and cash equivalents                           4,467                 111

Cash and cash equivalents at the beginning of the period           12,542               6,523
                                                                 --------             -------
Cash and cash equivalents at the end of the period               $ 17,009             $ 6,634
                                                                 ========             =======



See accompanying notes.

                                GERON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying condensed unaudited balance sheet as of September 30, 1996 and condensed statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 333-05853) declared effective by the Securities and Exchange Commission on July 30, 1996. Unless otherwise indicated, all information herein has been reinstated to reflect the Company's 1-for-3.4 reverse stock split effected in July 1996 and the conversion of all outstanding Preferred Stock into Common Stock as of the closing of the Company's initial public offering in August 1996.

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

      Supplemental Net Loss Per Share Information

                                               Three Months                          Nine Months
                                            Ended September 30,                   Ended September 30,
                                    ---------------------------------     ----------------------------------
                                         1996              1995                1996               1995
                                      ----------        ----------          ----------         ----------

Supplemental net loss per share     $       (0.29)     $       (0.37)     $       (0.96)     $       (1.19)

Shares used in computation              9,133,370          6,104,359          7,869,349          6,037,112

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of September 30, 1996, the Company's short-term investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

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

The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements, as well as the progress of its research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. See "Additional Factors That May Affect Future Results."

RESULTS OF OPERATIONS

REVENUES

The Company recognized contract revenues of $1.5 million in each of the three months ended September 30, 1996 and 1995. The contract revenues were research support payments under the Company's collaborative agreement with Kyowa Hakko Kogyo, Co. Ltd. ("Kyowa Hakko"). Revenues recognized under this agreement increased to $4.4 million for the nine month period ending September 30, 1996, compared to $3.0 million for the nine month period ending September 30, 1995 as a result of increased research expenditures and the fact that the agreement was signed in April 1995.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $3.8 million and $10.5 million for the three and nine months ended September 30, 1996, respectively, compared to $3.0 million and $8.2 million for the comparable periods in 1995. These increases were primarily due to increases in scientific staffing, expanded patent related activities, start of deferred compensation amortization and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $808,000 and increased to $2.3 million for the three and nine months ended September 30, 1996, respectively, compared to $869,000 and $2.2 million for the comparable periods in 1995. The overall increase in expenses for the nine month period was primarily due to the increases in staffing and increased legal, travel, and other expenses related to business development.

INTEREST AND OTHER INCOME

Interest income increased to $353,000 and $758,000 for the three and nine months ended September 30, 1996, respectively, compared to $168,000 and $473,000 for the comparable periods in 1995. These increases were due to higher average cash and investment balances as a result of the sale of equity securities, completion of the company's initial public offering and research funding received under the Kyowa Hakko collaborative agreement. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $130,000 and $358,000 in research payments under government grants for the three and nine months ended September 30, 1996, respectively, compared to none and $98,000 for the comparable periods in 1995. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expense decreased to $94,000 and $291,000 for the three and nine months ended September 30, 1996, respectively, compared to $106,000 and $295,000 for the comparable periods in 1995. These decreases were due to lower outstanding lease obligations as a result of certain existing leases expiring amortization during the quarter. The Company expects interest and other expense to increase as it intends to increase equipment financing over the coming year.

NET LOSS

Net loss increased to $2.7 million and $7.6 million for the three and nine months ended September 30, 1996, compared to $2.3 million and $7.2 million for the comparable periods in 1995. These increase were due primarily to the increases in operating expenses during 1996.

LIQUIDITY AND CAPITAL RESOURCES

On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase were approximately $16.5 million. These funds will be used to fund research and development expenses, laboratory and equipment purchases and other working capital and general corporate purposes.

Cash, cash equivalents and short-term investments at September 30, 1996 were $27.9 million compared to $10.4 million at September 30, 1995. It is the Company's investment policy to invest these funds in highly liquid securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

Net cash used in operations increased to $6.7 million for the nine months ended September 30, 1996 compared to $3.0 million for the comparable period in 1995. The increase resulted primarily from the funds received under the collaborative agreement with Kyowa Hakko. During the nine months ended September 30, 1995, the Company received $7.0 million compared to $4.0 million for the comparable period in 1996.

For the nine months ended September 30, 1996, additions of equipment and leasehold improvements totaled approximately $321,000 of which approximately $313,000 was financed through equipment financing arrangements. At September 30, 1996, the Company had approximately $1.7 million available for borrowing under its equipment financing facility.

The Company estimates that its existing capital resources, payments under the Kyowa Hakko collaborative agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity or debt financings, capital lease transactions or other financing sources that may be available.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which would have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, payments under the Kyowa Hakko Agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period. In addition, a substantial amount of the payments to be made by Kyowa Hakko are dependent upon the achievement by the Company of development and regulatory milestones and there can be no assurance that such milestones will be achieved.

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

In both domestic and foreign markets, sales of the Company's products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, pharmacy benefit management companies and other organizations. Both federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care through various means. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of the Company's potential products are approved for marketing. Cost control initiatives could decrease the price that the Company receives for any product it may develop in the future and have a material adverse effect on the Company. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 44% of the outstanding shares of Common Stock and are able to significantly influence the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,000,000 shares of Common Stock. Kyowa Hakko has agreed not to sell the 312,500 shares of Common Stock held by it until July 30, 1997, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act. Approximately 7,700,000 shares of Common Stock are Restricted Shares. The Restricted Shares were sold by the Company in reliance upon exemptions from the registration requirements of the Securities Act and are "restricted securities" under the Securities Act. The officers, directors, employees and stockholders of the Company, who together hold the Restricted Shares, have agreed not to sell their shares without the prior written consent of J.P. Morgan Securities Inc. until January 27, 1997. On January 27, 1997, approximately 6,300,000 Restricted Shares that are subject to lock-up agreements (as described above) will become eligible for sale in the public market subject to Rule 144 and Rule 701 under the Securities Act. The remaining approximately 1,400,000 Restricted Shares, which are also subject to such lock-up agreements, will have been held for less than two years upon the expiration of such lock-up agreements and will become eligible for sale under Rule 144 at various dates thereafter as the holding period provisions of Rule 144 are satisfied. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company. The shares of Common Stock covered by these registration rights include approximately 7,100,000 outstanding shares of Common Stock. In addition, the Company registered under the Securities Act approximately 2,500,000 shares of Common Stock subject to outstanding stock options or reserved for issuance under the Company's 1992 Stock Option Plan, 1996 Directors' Stock Option Plan and 1996 Employee Stock Purchase Plan.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   EXHIBITS

                   11.1  Computation of Net Loss Per Share

                   27.1  Financial Data Schedule

             (b)   REPORTS ON FORM 8-K

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

Date: November 7, 1996

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
11.1         Computation of Net Loss Per Share

27.1         Financial Data Schedule