Form 10-K
period 1996-12-31
GERON CORPORATION
filed 1997-03-20
CIK 886744

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                  .

                           COMMISSION FILE NUMBER: 0-20859

                                  GERON CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                    No  ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, there were 10,213,771 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $76,068,067 based upon the closing price of the Common Stock on March 14, 1997 on The Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Registrant for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, Item 7, under heading "Factors That May Affect Future Results of Operations".

                                     PART I

ITEM 1. BUSINESS

     Geron Corporation ("Geron" or the "Company") is a biopharmaceutical company exclusively focused on discovering and developing therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. As the pioneer in researching these mechanisms, the Company focuses on telomeres, which are structures at the ends of chromosomes that the Company has shown act as a molecular "clock" of cellular aging, and telomerase, an enzyme which appears to stop the "clock" and confers cellular immortality. The Company and its collaborators have established that these mechanisms play a role in cancer and many other age-related diseases and conditions, and thus the Company believes it has a broadly applicable, proprietary platform for discovering and developing novel small molecule therapeutics and diagnostics for such diseases. The most advanced of the Company's three therapeutic programs is in the area of telomerase inhibition for the treatment of cancer. Geron intends to build upon its leadership position in the field of telomere biology and telomerase regulation by selectively collaborating with companies and research institutions and by aggressively pursuing an extensive patent portfolio. The Company owns four issued United States patents and over 30 United States patent applications and has licensed eight issued United States patents and over 30 United States patent applications.

     Cancer and other age-related diseases and conditions, such as skin aging, atherosclerosis, osteoporosis and macular degeneration, are difficult and costly to diagnose and/or treat. In many cases, entirely effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase and to place a steadily growing financial burden on the health care system. Significant improvements in the diagnosis and treatment of these diseases and conditions are expected to offer attractive commercial opportunities. For example, the current cancer drug therapy market in the United States is over $3.8 billion, having grown at an annual compounded rate in excess of 15% since 1985.

     Geron's scientific approach focuses on telomere shortening and telomerase regulation as common biological mechanisms underlying cancer and other age-related diseases and conditions. Geron and its collaborators have demonstrated both in vivo and in vitro that telomeres, the repeated sequences of DNA located at the ends of chromosomes, shorten throughout a normal cell's replicative lifespan. The Company and its collaborators have also shown that when telomeres reach a certain short length, cells stop dividing and become senescent. Senescent cells display an altered pattern of gene expression compared to replicatively young cells that leads to an imbalance in the production of proteins and other cell products. This occurs in many tissues throughout the body and can have a direct and destructive effect on surrounding tissues and appears to contribute to many age-related diseases and conditions.

     Cancer cells escape senescence and maintain an extended ability to divide through mutations. Geron and its collaborators have shown that for most cancerous tumors to attain life threatening size, or for cancer to metastasize throughout the body, cancer cells must become immortal through an alteration which prevents their telomeres from shortening with each division. In all cancers types studied to date, a germ line enzyme called telomerase is abnormally reactivated in these cancer cells to repair their telomeres with each cell division, thereby conferring cellular immortality. Geron has shown telomerase to be present in all of the over 20 types of cancer that it has studied, including breast, prostate, lung, colon and bladder cancers. The Company believes that telomerase inhibition has the potential to be a universal and highly specific cancer therapy. Geron and its collaborators are using proprietary screening technologies to identify small molecule compounds that selectively inhibit telomerase. Traditional medicinal chemistry and combinatorial chemistry are being used to optimize these compounds, and animal models of human tumor growth have been developed to test appropriateness for pre-clinical development.

     In order to develop novel therapeutic and diagnostic products, the Company is initially focused on three programs: (i) Telomerase Inhibition and Detection -- developing both telomerase inhibitors as potentially universal and highly specific cancer therapies and telomerase assays for the detection of cancer; (ii) Genomics of Aging -- regulating the pattern of destructive gene expression in senescent cells to treat various age-related diseases; and (iii) Primordial Stem Cell Therapies -- generating a broad array of cell types from Primordial Stem cells for aiding in drug discovery and development and for cellular transplantation. In support of these programs, the Company employs advanced drug discovery technologies, including proprietary assays, high throughput screening, combinatorial chemistry, proprietary differential gene display techniques, protein purification and gene sequencing.

     The Company's strategy combines the following key elements: a focus on fundamental biological mechanisms of cellular aging and cellular immortality to treat cancer and other age-related diseases and conditions; building therapeutic discovery and diagnostic programs on its common scientific platform; selective pursuit of strategic collaborations; retention of rights to develop and market products independently; and continued enhancement of its proprietary leadership position in the field.

SCIENTIFIC BACKGROUND: CELLULAR AGING AND CELLULAR IMMORTALIZATION

     Cells are the building blocks for all tissues in the human body. Cell division plays an important role in the normal growth, maintenance and repair of human tissue. However, cell division is a limited process -- depending on the tissue type -- cells generally divide only 60 to 100 times in the course of their normal lifespans. When cells reach the end of their replicative capacity, they senesce. Cellular aging or senescence, although influenced by environmental factors, is a genetically determined process. Geron and its collaborators have demonstrated that telomeres, the repeated sequences of DNA at the ends of chromosome, are key genetic elements involved in this process. Telomeres are important because they protect chromosomes from degradation and fusion. Each time a normal cell divides, however, telomeres shorten. Thus, it appears that telomeres serve as a molecular "clock" governing normal cell replication and lifespan.

     Geron has demonstrated that once telomeres reach a certain short length, cell division halts, and the cell enters a state known as cell senescence. Although senescent cells have stopped dividing, they remain metabolically active and, importantly, demonstrate an altered pattern of gene expression. In senescent cells, certain genes normally expressed by young and healthy cells are turned off or down-regulated while other genes are turned on or up-regulated, creating an imbalance of proteins and other gene products that Geron believes has a direct and destructive effect on the surrounding tissue. Geron believes that this dysfunction at the cellular level, which occurs in numerous tissues throughout the body, causes or contributes to age-related diseases and conditions.

     The converse of cell senescence occurs in cancer cells. Normal cells have the potential to become cancerous when random mutations activate various oncogenes and deactivate tumor suppressor genes. With each mutation, pre-cancerous cells become increasingly aberrant and uncontrolled, and may begin to generate a tumor mass. The Company believes, however, that most cells which undergo such changes are eliminated when telomere shortening leads to either cell senescence or chromosomal instability and cell death. Geron's and its collaborators' research indicates that for most cancerous tumors to attain life threatening size, or for cancer to metastasize throughout the body, some cancer cells must become immortal, which occurs through the activation of telomerase.

     Telomerase is a complex germ line enzyme, composed of RNA and protein components, that maintains telomere length by resynthesizing the DNA that is lost each time a cell divides. The result is that telomeres do not shorten and cell death is averted. Geron's research has shown that telomerase is abnormally reactivated in all major cancer types and that, conversely, it is not present in most normal cell types. Telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity or cellular immortality. Cellular immortality is responsible for most cancerous tumors attaining life threatening size and/or cancers metastasizing throughout the body.

     Telomerase is expressed in certain normal cells. Telomerase is present at high levels and telomeres are very long in reproductive cells. In addition, telomerase is functionally active in germ line cells to ensure the full complement of genetic information is passed from generation to generation. Telomerase is also present at very low levels in certain hematopoietic (blood), skin and gastrointestinal cells and may function to give these cells somewhat increased replicative capacity. However, these cells continue to age and gradually lose telomeric DNA, which suggests that telomerase may not be essential for their normal functioning.

     Primordial Stem ("PS") cells are germ line cells that appear for only a short period after fertilization. These cells differentiate into the many types of cells found in the body. PS cells are the only known normal cells which are immortal and have the potential to differentiate into any cell or tissue in the body. Prior to differentiation, PS cells express telomerase activity. Studies indicate, however, that once PS cells have differentiated into particular tissues or cells, telomerase activity is repressed and the differentiated cells are destined to follow the senescence pathway.

MARKET OPPORTUNITY

     Cancer and other age-related diseases and conditions, including skin aging, atherosclerosis, osteoporosis and macular degeneration, are difficult and/or costly to diagnose and treat. In many cases, effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase. By the year 2010, the over-65 population in the United States is expected to double to approximately 64 million people, and worldwide, this population will increase to over one billion. Significant improvements in the diagnosis and treatment of these diseases and conditions will provide attractive commercial opportunities.

  Cancer

     The incidence of cancer increases dramatically with age. Eighty-five percent of cancers diagnosed occur in people over the age of 50. People over the age of 65 have, on average, a ten times greater risk of dying from cancer than the under-65 population.

     In the United States, over ten million people alive today have a history of cancer and well over one million people will be diagnosed each year with cancers of the lung, colon, breast, prostate, pancreas, ovary, kidney and bladder, along with lymphomas, leukemia and other cancers. Despite significant medical advances, cancer researchers and clinicians have had little impact on cancer mortality rates. Each year, cancer is expected to claim more than a half-million lives, or approximately 25% of the total projected deaths in the United States. Within the next decade, largely because of population aging, cancer may become the leading cause of death in industrialized nations.

     Cancer therapy relies heavily on three treatment modalities: surgery, to remove the tumor mass; radiation, to destroy tumors localized to a small region; and chemotherapy, to eliminate tumor cells in diffuse parts of the body. Surgery is an invasive procedure that may not remove the entire cancer, and the use of radiation is limited to certain areas of the body. While drug therapies are less invasive than surgery or radiation, many drugs used to treat cancer attack rapidly dividing cells indiscriminately, damaging normal as well as cancer cells. Further, when a drug is effective initially against a particular cancer, it is often not effective against other types of cancer and, over time, the particular cancer can become resistant to that drug and progress. The current cancer drug therapy market in the United States is over $3.8 billion having grown at an annual compounded rate in excess of 15% over the past decade. The Company believes that a telomerase inhibitor could overcome the limitations of current therapies and potentially be a universal and highly specific drug treatment for cancer.

  Other Age-related Diseases and Conditions

     There are numerous other diseases and conditions for which the incidence increases dramatically with age, including skin aging, atherosclerosis, osteoporosis and macular degeneration. There are significant unmet medical needs associated with these diseases and conditions. Many current therapies simply address the symptoms of these diseases and conditions. Despite the limitation of current therapies, drugs targeting these diseases and conditions represent some of the largest selling pharmaceuticals. For example, the United States market for cardiovascular drugs is approximately $10 billion, while the market for drugs addressing osteoporosis and osteoarthritis is approximately $5 billion. The market for retinoids used for skin therapy exceeds $3 billion. The Company's focus on cellular aging and cellular immortality is designed to produce therapeutics that address these diseases and conditions, and treat their causes rather than their symptoms.

STRATEGY

     Geron's strategy is to become the leading biopharmaceutical company exclusively focused on discovering and developing therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases and conditions. The key elements of this strategy are described below:

     Focus on Fundamental Mechanisms of Cellular Aging and Cellular
Immortality. Geron focuses its research on fundamental mechanisms of cellular aging and cellular immortality. These include telomere shortening and telomerase regulation. As the pioneer in researching and modulating these mechanisms, which affect many tissues of the body, the Company believes it has established a broadly applicable, proprietary platform for discovering and developing novel small molecule therapeutics and diagnostics for cancer and other age-related diseases.

     Develop High Value Programs with a Common Scientific Platform. Geron's strategy is to leverage its expertise in cellular aging and cellular immortality to develop those programs which offer the highest likelihood and shortest development path for therapeutic and diagnostic products. Geron is currently working in three program areas: (i) the detection and inhibition of telomerase for the diagnosis and treatment of cancer; (ii) genomics of aging for skin aging, atherosclerosis, osteoporosis and macular degeneration; and (iii) primordial stem cell therapies for aiding in drug discovery and development and cell transplantation.

     Pursue Strategic Collaborations. Geron has established and will continue to establish collaborations selectively with pharmaceutical and diagnostic companies and leading academic institutions to enhance its research, development and commercialization capabilities. Geron has entered into a strategic alliance with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), a leading oncology company in Japan, for the development and marketing in certain Asian countries of a telomerase inhibitor to treat cancer. The Company has also signed a Heads of Agreement (non-binding letter of intent) with Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn"), a global leader in oncology, for a complementary worldwide collaboration in telomerase inhibition. In addition, the Company has established technology and clinical development collaborations with leading diagnostic companies. Finally, Geron has formed numerous research and clinical collaborations with the leading experts in the fields of cellular aging and cellular immortality.

     Retain the Ability to Develop and Market Products Independently. Geron believes that its broad scientific platform will continue to generate opportunities for a variety of collaborative arrangements. The Company intends to retain significant rights to develop and market products on key therapeutic and diagnostic applications of discoveries in its research programs.

     Enhance Proprietary Leadership Position. Geron intends to maintain its scientific leadership and accelerate its research programs by continuing to attract and retain leaders in the fields of cellular aging and cellular immortality, either as employees or research collaborators. The Company is aggressively pursuing a broad and extensive patent portfolio to protect its proprietary technology, including drug discovery and diagnostic technologies. To date, the Company owns four issued United States patents and over 30 United States patent applications and has licensed eight issued United States patents and over 30 United States patent applications.

RESEARCH PROGRAMS

     Geron will exploit its proprietary scientific platform to discover and develop novel therapeutics and diagnostics for cancer and other age-related diseases and conditions. Across its programs, the Company employs advanced drug discovery technologies, including proprietary assays, high-throughput screening, combinatorial chemistry, proprietary differential gene expression techniques, protein purification and gene sequencing.

  Telomerase Inhibition and Detection

     Geron's intention is to discover and develop a small molecule telomerase inhibitor, which, by blocking the activity of telomerase, will allow cancer cell telomeres to resume shortening, ultimately leading to cancer cell death. In addition, the Company's intention is to develop telomerase as a marker for cancer diagnosis, prognosis, monitoring and screening applications.

     Telomerase is not present in most normal cells, and as a result, these cells exhibit telomere shortening. In contrast, telomerase is abnormally active in cancer cells, causing telomere length to be maintained, which Geron believes confers immortality to cancer cells in malignant tumors. Research has shown that telomerase is present in all of the over 20 different cancer types that Geron and its collaborators have studied, including the ten most prevalent cancers of prostate, breast, lung, colon, bladder, uterus, and ovary, along with lymphomas and leukemias, melanomas and pancreatic cancer. In all of these cancers, a high percentage of tumor samples contain telomerase. Because telomerase is present in all cancer types evaluated and is not biologically active in most normal cells, telomerase appears to be a universal and highly specific marker of cancer. These characteristics combine to make telomerase an attractive target for inhibition to treat cancer, and for detection to diagnose cancer.

     Therapeutics. Geron's research has demonstrated that a telomerase inhibitor can block cancer cells from using telomerase to maintain telomere length. As a result, the telomeres in the cancer cells shorten as the cells continue to divide, until reaching a critically short length, at which point the cancer cells die. Geron scientists have blocked human telomerase in tumor cell lines in vitro using an antisense compound to the human telomerase RNA component. In this experiment, blocking telomerase led to telomere shortening and cancer cell death. Based on these results, Geron is aggressively pursuing the identification of telomerase inhibitors as potential lead compounds for preclinical development. While it has identified several strategies for inhibiting telomerase activity, Geron is primarily focused on developing a small molecule inhibitor. The Company believes the small molecule approach will produce a development candidate with a more favorable commercial profile -- oral bioavailability, compound stability and low manufacturing cost. Geron and its collaborators are using proprietary screening technologies to identify small molecule compounds that selectively inhibit telomerase. Traditional medicinal chemistry and combinatorial chemistry are being used to optimize these compounds and animal models of human tumor growth have been developed to test appropriateness for preclinical development.

     To advance this program, Geron has developed proprietary screening technology, assembled a structurally diverse library of more than 100,000 small molecules and established medicinal and combinatorial chemistry capabilities. Specifically, the Company has developed a substantial automated high throughput screening effort for the identification of telomerase inhibitors using proprietary assays based on human telomerase. Geron is using this proprietary screening capability to screen diverse small molecule compounds that Geron has either acquired or created through its internal combinatorial chemistry capabilities. As a result of its screening efforts, Geron and its collaborators have identified several classes of compounds that demonstrate telomerase inhibition and are actively pursuing structure/activity relationship studies to develop lead compounds. Geron believes that these screens provide a strong competitive advantage in view of the extreme difficulty and specialized skills required for their development and use. More importantly, the United States Patent and Trademark Office has recently allowed a patent application on one of Geron's telomerase inhibitor screens.

     Geron believes that blocking telomerase activity will cause the affected cancer cells to resume telomere shortening during cell division and thus lose their immortality. When telomeres reach a critically short length, cancer cells will die. Telomerase inhibition is therefore expected to have delayed efficacy as cancer cell telomeres resume normal shortening. Although Geron envisions that a telomerase inhibitor could be effective as a stand-alone treatment in certain cases, it is expected that in most cases a telomerase inhibitor will be used in conjunction with traditional anti-cancer therapies.

     The Company believes that a telomerase inhibitor will be an effective therapeutic for a broad range of cancers, although there may be certain limitations to its use. Because telomerase is present in reproductive cells, a telomerase inhibitor, like almost all current cancer agents in current use, may have a negative impact on such cells. Telomerase is also transiently expressed in certain cells in the hematopoietic (blood), skin and gastrointestinal tract. However, Geron scientists and others have demonstrated that these tissues age and show gradual telomere shortening during the course of cell division. As a result, the Company believes that telomerase is not biologically critical for these tissues and that telomerase inhibitors are unlikely to have as significant a negative effect on them as currently used anti-cancer agents.

     Geron has established a strategic alliance with Kyowa Hakko, a leading oncology company in Japan, for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Geron has also entered into a Heads of Agreement (non-binding letter of intent) with Pharmacia & Upjohn S.p.A, a global leader in oncology, for a complementary worldwide collaboration in telomerase inhibition. The Company has established research collaborations for the study of telomerase inhibition with the National Cancer Institute and the Memorial Sloan-Kettering Institute for Cancer Research, and for the study of telomere biology with Cold Spring Harbor Laboratory.

     Diagnostics. The Company believes that telomerase is a universal and highly specific marker of cancer and, therefore, the detection and quantification of telomerase may have significant clinical utility for cancer diagnosis, prognosis, patient monitoring and screening. While most current cancer diagnostics apply to a single or limited number of cancer types, telomerase-based diagnostics could potentially address a broad range of cancer types. The Company also believes that the availability of telomerase-based diagnostics for cancer, which are likely to reach the market before telomerase-based therapeutics, will enhance the commercial opportunity for a telomerase inhibitor by increasing the understanding of clinicians of the biological significance of telomerase activity in cancer.

     The Company has developed several proprietary assays for the detection of telomerase based on its activity or components. The first generation assay is the Telomeric Repeat Amplification Protocol ("TRAP") assay which can be used to detect telomerase activity in malignant tumor tissue. The United States Patent and Trademark Office recently allowed Geron a patent for the TRAP assay. The second generation assay detects the RNA component of human telomerase, which was first cloned by Geron scientists. This enables the Company to use proprietary in situ hybridization and other detection methods to detect the presence of telomerase. The United States Patent and Trademark Office has issued to Geron a patent relating to the RNA component of human telomerase as well as allowed United States patent applications directed to cancer prognosis and detection of specific types of cancer based on telomerase activity. The Company is also the exclusive licensee of an issued United States patent which covers cancer diagnostic applications of its telomerase detection technologies.

     Geron is overseeing preclinical studies to assess the full potential of its telomerase detection technology. Data from two such studies indicate telomerase levels correlate with clinical outcome in breast cancer and neuroblastoma patients. The Company intends to proceed with development of its telomerase detection technology as a novel and important diagnostic for numerous cancers.

     Oncor Inc. ("Oncor"), Boehringer Mannheim GmBH ("Boehringer Mannheim") and Kyowa Medex Co., Ltd. ("Kyowa Medex") have licensed the Company's TRAP assay technology; Dako Corporation ("Dako") has licensed the Company's RNA detection technology; and Pharmingen has also licensed telomere length measurement technology, each on a non-exclusive basis for sale to the research-use-only market. Oncor commenced commercial sale of the TRAP-eze(TM) kit in May 1996, followed by Boehringer Mannheim and Kyowa Medex in late 1996. Although the Company does not expect royalties from the sale of these kits to be significant, their use is expected to stimulate additional studies of telomerase activity by academic laboratories. The Company has also established research collaborations for the study of telomerase detection with The Cleveland Clinic, the University of Texas, San Antonio, Johns Hopkins, Children's Hospital of Los Angeles and the University of Texas Southwestern Medical Center at Dallas.

  Genomics of Aging

     Geron seeks to develop therapeutics to modulate the biological processes leading to and regulating cell aging or senescence. The Company is applying proprietary genomics and screening techniques to target and modulate the destructive genetic changes that occur in senescent cells. Geron has entered into research collaborations with several research institutions to support its Genomics of Aging program, including Lawrence Berkeley Laboratory, the University of Groningen (The Netherlands) and the University of Washington.

     The goal of Geron's Genomics of Aging program is to treat age-related diseases and conditions by small molecule drugs which modulate the destructive pattern of gene expression that occurs in cells as they exhaust their replicative capacity or become senescent. Geron's approach to genomics is unique in that it focuses on the differences in gene expression between replicatively young versus senescent cells. Geron believes there is a significant advantage in defining differences in gene expression between young and senescent cells and utilizing senescent cells in drug discovery screens. Many genomics companies use diseased tissue for research and drug discovery, but diseased tissue is complex in structure and varies from patient to patient. By comparison, Geron believes that senescent cells are more representative of the disease process and provide a homogeneous and reproducible population of cells for both gene and drug discovery.

     Geron has developed proprietary high throughput genetic analysis techniques called "Enhanced Differential Display" and "Subtractive Differential Display". The United States Patent and Trademark Office recently issued Geron a patent for the Enhanced Differential Display methodology. These technologies have enabled the Company to identify genes, including those which express products at low levels, and gene products that are differentially expressed by replicatively young versus senescent cells. The Company is using these genes and their products in automated screens for discovering small molecule drugs that counteract the destructive effects that may be caused by the altered patterns of gene expression associated with cell senescence.

     The Company's Genomics of Aging program is targeted at a wide range of age-related diseases and conditions. Geron's initial focus is on skin aging, atherosclerosis, osteoporosis, and macular degeneration.

     Geron and its collaborators have established that when dermal fibroblasts age, or senesce, they undergo numerous changes in gene expression. Geron and its collaborators have discovered over 100 gene markers that are differentially expressed in replicatively young versus senescent dermal fibroblasts. Some of these gene markers appear to be associated with gene products destructive to the extracellular matrix. The Company believes that these and other changes in gene expression contribute to the characteristic age-related atrophy of skin. Reversing or offsetting the effects of such altered gene expression in senescent fibroblasts by targeted and cell-based drug discovery could provide an effective treatment for dermal atrophy and problems with wound healing in aging adults. The Unites States Patent and Trademark Office recently issued Geron a patent for methods to extend the replicative capacity of fibroblasts using specific types of small organic molecules known as PARP inhibitors.

     Atherosclerotic plaques frequently form in blood vessels at areas of turbulent blood flow, such as the vessels in the heart. Geron and its collaborators have shown that endothelial cells lining arteries with turbulent blood flow, where cell turnover and thus cell division is high, have shorter telomeres than cells in regions with less blood turbulence and cell turnover. Further, some gene products differentially expressed in senescent endothelial cells have been shown to play a role in atherosclerosis. The Company believes that altering expression of the senescence-associated genes and their products in the vascular endothelium could provide a unique and effective therapy for atherosclerosis.

     Geron also believes that maintaining telomere length in somatic cells will be clinically useful because cell lifespan will be extended and the onset of cell senescence will be postponed. The Company and its collaborators have demonstrated in vitro that telomere length and replicative senescence can be modulated with synthetic compounds and that activating telomerase will maintain telomere length. As the first and fundamental step toward transiently activating telomerase in somatic cells, the Company is working to complete the cloning of telomerase and its regulators. Geron has already cloned, and has received an issued United States patent relating to, the RNA component of human telomerase. Geron believes that the complete cloning of the telomerase enzyme and its regulators may also provide the Company with the next generation of telomerase inhibitor screens, new reagents for telomerase detection, and other markers useful in cancer diagnosis.

  Primordial Stem Cell Therapies

     Geron seeks to generate a broad array of cell types from PS cells for aiding in drug discovery and development and cellular transplantation. PS cells are germ line cells that are unique in that they (i) have an unlimited ability to replicate, and therefore, can be expanded indefinitely; and (ii) are capable of differentia-tion into any and all types of cells and tissues in the body. The Company believes that PS cells offer significant advantages over other stem cells, which do not proliferate well in culture and have limited ability to differentiate; for example, the hematopoietic stem cells do not expand in vitro and are capable of becoming only blood cells.

     Initially, Geron plans to use PS cells as a unique source of cells that cannot otherwise be grown in culture, for example cardiomyocytes and neurons. These cells can be used at Geron for its own research or sold to third parties for drug discovery assays. Geron also plans to pursue in vitro and in vivo applications using PS cells derived from non-human primates. These cells were derived at the University of Wisconsin-Madison and are currently licensed exclusively to Geron. These cells have been shown to have unlimited replicative capacity and the ability to differentiate into numerous cell types. The Company is in the early stages of research directed towards controlling the differentiation of PS cells.

STRATEGIC COLLABORATIONS

     Geron believes that its broad scientific platform will generate significant opportunities for a variety of strategic collaborative arrangements. Geron has established and will continue to establish selectively collaborations with leading pharmaceutical and diagnostic companies to enhance its research, development and commercialization capabilities. In each of these strategic collaborations, the Company will seek to retain significant rights to participate in the commercial success of its products.

  Kyowa Hakko Collaboration

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko. Under the Kyowa Hakko Agreement, Kyowa Hakko agreed to provide $16.0 million of research funding over four years to support the Company's program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. In addition, the Company is entitled to receive future payments totaling $11.5 million upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of Geron Common Stock in connection with the Company's initial public offering. Under the Kyowa Hakko Agreement, Geron exercises significant influence during the research phase and Kyowa Hakko exercises significant influence during the development and commercialization phases. Kyowa Hakko will pay for all clinical expenses associated with product approval in the licensed territory, which includes the countries of China, Hong Kong, India, Indonesia, Japan, Kampuchea, Korea, Laos, Malaysia, Myan Mar, the Philippines, Singapore, Taiwan, Thailand and Vietnam. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 24, 1999, at the earliest. Kyowa Hakko may terminate the agreement only in the event of breach or bankruptcy by Geron or in the event that both parties agree that it is no longer reasonably practical to pursue further research and development of an inhibitor of telomerase.

  Pharmacia & Upjohn Collaboration

     On December 20, 1996, the Company signed a Heads of Agreement (non-binding letter of intent) with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of telomerase inhibitors for the treatment of cancer. The Heads of Agreement states that Geron and Pharmacia & Upjohn will use their best efforts to complete negotiations of a definitive agreement. The companies also signed a Stock Purchase Agreement providing for an initial equity investment of $2.0 million in Geron by Pharmacia & Upjohn, which was completed, at a premium, in January 1997. The definitive agreement will include provisions for additional equity, research support and milestone payments. Geron will also receive royalties on sales and United States co-promotion rights. The collaboration with Pharmacia & Upjohn strategically and financially complements Geron's existing alliance with Kyowa Hakko.

  Diagnostic Collaborations

     Geron has entered into non-exclusive royalty bearing license agreements with Oncor and Boehringer Mannheim for use of the Company's TRAP assay as a kit for the research-use-only market. Kyowa Medex has obtained a royalty bearing license for Japan for the TRAP assay for both the research-use-only market and the clinical diagnostics market. Oncor commenced commercial sale of the TRAP-eze(TM) kit during the second quarter of 1996 and Boehringer Mannheim and Kyowa Medex commenced sales during the fourth quarter of 1996. The Company has also entered into non-exclusive royalty-bearing license agreements with Dako for use of Geron's telomerase RNA detection technology and Pharmingen for use of Geron's TRAP assay and telomere length measurement technology both for the research-use-only market on a worldwide basis.

RESEARCH COLLABORATIONS

     The Company has entered into and intends to continue to enter into research agreements selectively with leading academic and research institutions to enhance significantly its research and development capabilities. Under these agreements, the Company generally provides funding for scientific research in exchange for exclusive commercial rights to the results of such research. In each of these agreements, the Company seeks to retain rights to develop and market applications of any discoveries made under such collaborations by obtaining options to license exclusively any technology developed under such programs, including patents or patent applications filed in connection with such programs.

     The Company has established collaborations for the study of telomeres and telomerase and the discovery and development of a telomerase inhibitor with the National Cancer Institute, the Memorial Sloan-Kettering Institute for Cancer Research, the University of Colorado, Cold Spring Harbor Laboratory, the University of Texas Southwestern Medical Center at Dallas, Children's Hospital of Los Angeles, The Cleveland Clinic and the University of Texas, San Antonio. In support of its Genomics of Aging program, Geron has established collaborations with Lawrence Berkeley Laboratory, Baylor College of Medicine, Aarhus University (Denmark), University of Groningen (The Netherlands) and the University of Washington. Geron has established an exclusive license and collaboration agreement in support of its PS Cell Therapies program with the University of California at San Francisco and the licensing arm of the University of Wisconsin-Madison.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns four issued United States patents and over 30 United States patent applications and has licensed eight issued United States patents and over 30 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. The Company's policy is to seek, when appropriate, patent protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technologies through licensing and by filing patent applications in the United States and certain other countries. The Company believes its patent filings and patent licenses and options may provide protection for its drug discovery and diagnostics development programs and that its patent applications disclose useful discoveries in the field of telomere biology and telomerase regulation as well as cellular senescence and cellular immortality. For example, the United States Patent and Trademark Office recently allowed a patent application for a telomerase inhibitor screen. The Company's screening efforts have resulted in the identification of several compounds that inhibit human telomerase in vitro and the Company has filed United States patent applications on certain of these chemical classes of telomerase inhibitors, three of which have been recently allowed. The Company has licensed an issued United States patent relating to telomerase activity-based cancer diagnostic methods, as well as allowed United States patent applications relating to cancer prognosis and detection of specific types of cancer based on telomerase activity. In addition, the Company's United States patent application for the TRAP assay has recently been allowed, and the Company owns several United States pending patent applications directed to improvements to the TRAP assay. The Company's telomerase RNA detection technology is the subject of several patent applications. One patent relating to reagents used in the assay has recently issued from the United States Patent and Trademark Office. The Company has also filed patent applications on its technologies for identifying genes that are differentially expressed in different cell types or at different stages of cellular development, and the United States Patent and Trademark Office has recently issued a patent relating to the Company's "Enhanced Differential Display" technology, as well as a patent for methods to increase the replicative capacity of skin cells.

     While the Company believes its patents and patent applications provide a competitive advantage in its efforts to discover, develop and market useful therapeutic and diagnostic products, the patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including patent applications that have been allowed. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occur long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

     Patent law relating to the scope and enforceability of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications that have been filed by others with respect to telomerase and telomere length. In this regard, Iowa State University has filed United States and corresponding foreign patent applications claiming methods and reagents relating to the RNA component of human telomerase, and Isis Pharmaceuticals, Inc. has filed United States and corresponding foreign patent applications relating to oligonucleotide-like reagents asserted to have telomere length modulating activity. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that patent applications of others will not be granted priority over patent applications filed by the Company. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies, or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

     The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. In this regard, the Company has been in discussion with a research institution with respect to a research collaboration for the development of certain technology related to its Primordial Stem Cell Therapies program. A third party notified the Company that if the Company enters into such an arrangement, the Company will violate the rights of such third party. Although the Company believes that such an arrangement may be important to the Primordial Stem Cell Therapies program, the Company does not believe that it is essential to such program or the Company. As of the date of this Form 10-K, the Company has made no decision whether to enter into such an arrangement and, in any event, must yet complete scientific and legal due diligence and successfully negotiate the terms of such an arrangement, as to which there can be no assurance. If such an arrangement is entered into, the Company believes it has substantial defenses to any claims that might be asserted by such third party.

     Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of another's proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by third parties or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

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

     The Company is party to various license agreements which give it rights to use certain technologies in its research, development and commercialization activities. Disputes have arisen and may continue to arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by the Company and its licensors, research collaborators and consultants. There can be no assurance that the Company will be able to continue to license such technologies on commercially reasonable terms, if at all, or to maintain the exclusivity of its exclusive licenses. In this regard, the Company's license with the licensing arm of the University of Wisconsin-Madison for PS cells derived from primates is currently exclusive until 1998 and non-exclusive thereafter. The failure of the Company to maintain exclusive or other rights to such technologies could have a material adverse effect on the Company.

SCIENTIFIC ADVISORS

     The Company has consulting agreements with a number of leading academic scientists and clinicians who serve as members of its Scientific Advisory Board ("SAB") or as consultants. These individuals are distinguished scientists and clinicians with expertise in the areas of genetics of aging, cell senescence, telomerase, cell biology and molecular biology.

     The SAB was established to consult with the Company with respect to scientific programs and strategies. The individuals also provide important contacts throughout the broader scientific community. The SAB meets as a whole or in smaller groups at least once per year to focus on general strategy and certain scientific issues. Individual members are called upon on an ad hoc basis as appropriate.

     Each SAB member has entered into an agreement with the Company covering the terms of his or her position as a member of the SAB. Each member provides services on an as-needed basis. Certain SAB members hold options to purchase or have purchased Common Stock of the Company. In addition, members of the SAB are reimbursed for out-of-pocket expenses incurred in attending each meeting. Most members of the SAB are employed by institutions other than the Company and may have commitments to, or consulting or advisory agreements, with other entities that may limit their availability to the Company.

     The Company's SAB members and consultants include the following individuals:

     ELIZABETH BLACKBURN, PH.D., is a Professor and Chair of the Department of Microbiology and Immunology at the University of California at San Francisco and a member of the National Academy of Sciences. Dr. Blackburn is known for her pioneering characterization of telomeres and for her co-discovery of telomerase with Dr. Carol Greider in 1985 and subsequent characterization of this important enzyme.

     GUNTER K. BLOBEL, M.D., PH.D., is an investigator at the Howard Hughes Medical Institute, Rockefeller University and is a member of the Company's SAB. Dr. Blobel is a member of the National Academy of Sciences, the recipient of the 1993 Lasker Award and past president of the American Society for Cell Biology. He is well known for his work in protein translocation and is now turning much of his research focus to nuclear trafficking.

     DAVID BOTSTEIN, PH.D., is Professor and Chairman of the Department of Genetics, Stanford University School of Medicine. He was elected to the National Academy of Sciences in 1981 and to the Institute of Medicine in 1993. His current research activities include studies of yeast genetics and cell biology and linkage mapping of human genes predisposing to manic-depressive illness and the development and maintenance of the Saccharomyces Genome Database on the World Wide Web. He has received numerous awards, including the Eli Lilly Award in Microbiology (1978), the Genetics Society of America Medal (1985), and the Allen Award of the American Society of Human Genetics (1989). Dr. Botstein has served on numerous committees including the NAS/NRC study on the Human Genome Project (1987-88), the NIH Program Advisory Panel on the Human Genome (1989-90) and the Advisory Council of the National Center for Human Genome Research (1990-1995).

     ROBERT N. BUTLER, M.D., is a gerontologist and psychiatrist with broad experience in aging research and advocacy. In 1982, he founded the first, and still the only, department of geriatrics at a United States medical school -- the Department of Geriatrics and Adult Development at the Mount Sinai Medical Center -- where he continues to serve as Professor. Since 1990, he has also been Director of the International Longevity Centers. In 1975, he became the founding director of the National Institute on Aging of the National Institutes of Health, a position he held until 1982. He currently serves on the National Advisory Council of the National Institute on Aging. Dr. Butler also serves as editor-in-chief of the journal Geriatrics and is the author of approximately 300 scientific and medical articles. In 1976, he won the Pulitzer Prize for his book, "Why Survive? Being Old in America."

     JUDITH CAMPISI, PH.D., is a Senior Scientist and Acting Chair, Department of Cancer Biology, Lawrence Berkeley National Laboratory. She has been an Established Investigator of the American Heart Association and currently has a MERIT Award from the National Institute on Aging, and serves on the NIA Board of Scientific Counselors. Her major interest is the cellular and molecular biology of senescence and tumorigenesis.

     VINCENT CRISTOFALO, PH.D., is a Professor of Pathology and Laboratory Medicine, and Director of the Center for Gerontological Research, Medical College of Pennsylvania and Hahnemann University and is a member of the Company's SAB. In addition, he is professor emeritus at the University of Pennsylvania and adjunct professor at the Wistar Institute. He sits on the Board of Scientific Counselors of the National Institute on Aging and the Department of Veterans Affairs Geriatrics and Gerontology Advisory Committee, as well as numerous editorial boards.

     JOHN GEARHART, PH.D., is a Professor of Gynecology and Obstetrics, Physiology, Comparative Medicine, and Population Dynamics at the School of Medicine of Johns Hopkins University, where he is also the Director of the Division of Genetics and the Preimplantation Genetics Diagnosis Program. Dr. Gearhart has been a leader in the utilization of transgenic models and in the development of new transgenic and embryonic stem cell technologies.

     CAROL GREIDER, PH.D., is a Senior Staff Scientist at the Cold Spring Harbor Laboratory and is a member of the Company's SAB. She is known for her co-discovery of telomerase with Dr. Elizabeth Blackburn. Her pioneering work on the molecular mechanisms of this enzyme and its role in cellular immortalization is widely recognized.

     LEONARD GUARANTE, PH.D., has studied mechanisms of eukaryotic transcriptional regulation over the past 17 years. More recently, his lab has turned its focus to identifying causes of aging by identifying genes that control lifespan in the model system S. cerevisiae. His lab has also begun a study of the WRN gene, mutations in which give rise to Werner's Syndrome, a human disease characterized by premature aging.

     DOUGLAS HANAHAN, PH.D., is a Professor of Biochemistry in the Department of Biochemistry and Biophysics and Associate Director of the Hormone Research Institute, University of California at San Francisco ("UCSF") and is a member of the Company's SAB. His major research interests are the cellular and genetic mechanisms of tumor development and autoimmunity. Prior to joining UCSF in 1988, Dr. Hanahan was with the Cold Spring Harbor Laboratory for nine years, where he developed technologies for recombinant DNA and molecular cloning and established transgenic mouse models to study cancer and autoimmune diseases.

     LEONARD HAYFLICK, PH.D., is a Professor of Anatomy at the School of Medicine of the University of California at San Francisco, and is a member of the Company's SAB. Dr. Hayflick is best known for his pioneering work in tissue culture, where he discovered the finite replicative capacity of normal human cells which he interpreted as aging at the cellular level. This phenomenon is known as the "Hayflick Limit" and Dr. Hayflick is widely known as the "father" of cellular gerontology. Dr. Hayflick has published over 200 papers and is the recipient of numerous national and international research awards and honors, was President of the Gerontological Society of America, is editor-in-chief of Experimental Gerontology, was a founding member of the Council of the National Institute on Aging, and recently authored the popular book, "How and Why We Age."

     ERIC LANDER, PH.D., is a Professor of Biology at the Massachusetts Institute of Technology and serves as the Director of the Whitehead Institute/MIT Center for Genome Research. Dr. Lander is active in several organizations involved in human genetics research, including serving on the board of directors for the Genetic Society of America, acting as former chair of the Genome Research Review Committee for NIH's National Center for Human Genome Research and is a member of the Company's SAB. He brings broad experience in human and mammalian genetic research.

     GEORGE M. MARTIN, M.D., is Professor of Pathology, Adjunct Professor of Genetics and Director of Alzheimer's Disease Research Center, University of Washington School of Medicine. He has held various positions in the departments of pathology and genetics at the University of Washington School of Medicine since 1957, and was appointed director of the Alzheimer's Disease Research Center in 1985. Dr. Martin's recent awards include a Research Medal granted by the American Aging Association in 1992 and the Robert W. Kleemeier Award given by the Gerontological Society of America in 1993.

     MALCOLM MOORE, PH.D., is a Professor of Biology at the Sloan-Kettering Division, Cornell Graduate School of Medical Sciences. He is also currently incumbent of the Enid A. Haupt Chair of Cell Biology, Memorial Sloan-Kettering Cancer Center. Dr. Moore most recently received the William B. Coley Award For Distinguished Research in Immunology by the Cancer Research Institute (June
1995).

     ROGER A. PEDERSEN, PH.D., is a Professor of Obstetrics, Gynecology and Reproductive Sciences at the University of California at San Francisco, where he teaches developmental genetics and mammalian embryology. He received his B.A. degree from Stanford University in 1965, and his Ph.D. in 1970 at Yale University. He completed his postdoctoral research at the Johns Hopkins University. Since 1991 he has served as Series Editor of Current Topics in Developmental Biology. He has written numerous original publications and reviews on early mouse development, and co-produced two instructional videotapes on the use of mice in transgenic and gene targeting research.

     JERRY W. SHAY, PH.D., is a Professor of Cell Biology and Neuroscience, the University of Texas Southwestern Medical Center at Dallas and is a member of the Company's SAB. Dr. Shay's research focuses on molecular mechanisms of tumorigenesis and immortalization with a particular emphasis on cancer of the breast.

     JAMES D. WATSON, PH.D., is the President of Cold Spring Harbor Laboratory and is a member of the Company's SAB. Dr. Watson is the former head of the NIH Human Genome Project and is famous for his

1953 discovery with Francis Crick of the double helical structure of DNA for which he received the Nobel Prize.

     WOODRING E. WRIGHT, M.D., PH.D., is a Professor of Cell Biology and Neuroscience, the University of Texas Southwestern Medical Center at Dallas and is a member of the Company's SAB. He is widely recognized as a leading molecular biologist working in the field of cellular senescence and on the molecular basis of muscle development.

BUSINESS ADVISORS

     The Company has also established a Business Advisory Board to advise it on strategic business matters. Each member of the Business Advisory Board has entered into an agreement with the Company covering the terms of the position and provides services on an as-needed basis. The members of the Company's Business Advisory Board are:

     JACK L. BOWMAN has over 30 years of health care management experience, most recently as company group chairman of Johnson & Johnson. Prior to Johnson & Johnson, Mr. Bowman was with American Cyanamid, where his positions included President of Lederle Laboratories, and Ciba-Geigy Pharmaceuticals.

     ROBERT A. SWANSON is a founder of Genentech, Inc., served as its Chief Executive Officer from 1976 to 1990, and has been Chairman of the Board since 1990. Prior to forming Genentech, Mr. Swanson was a partner with Kleiner & Perkins venture capital partnership in San Francisco, and from 1970 to 1974, he was an investment officer with Citicorp Venture Capital Ltd. He serves on the Board of Fellows of the Faculty of Medicine at Harvard University and is a member of the Biology Visiting Committee of, and has served as a Trustee for, the Massachusetts Institute of Technology. Mr. Swanson is a member of the Royal Swedish Academy of Engineering Sciences and a member of the Board of Molten Metal Technology, Inc.

     ANDERS P. WIKLUND has spent 30 years with Kabi and Pharmacia group companies where he served as the President and CEO of Kabi Vitrum, Inc. and Kabi Pharmacia, Inc. He also worked as part of the Corporate Business Development function of Pharmacia and then Pharmacia & Upjohn and was actively involved in forming strategic alliances with United States biotechnology companies and with merger and acquisitions on the group level. He is presently an advisor to numerous United States and European companies and serves on the Board of Directors for several private and public biotechnology companies.

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the preclinical and clinical testing, production, labeling, sale, distribution, marketing, advertising and promotion of any products developed by the Company or its strategic partners. Most of the Company's or its strategic partners' products will require regulatory approval or clearance by governmental agencies prior to commercialization. The nature and the extent to which such regulation may apply to the Company or its strategic partners will vary depending on the nature of any such products. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products, including a telomerase inhibitor, are subject to rigorous preclinical and clinical testing and other requirements by the United States Food and Drug Administration ("FDA") in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, distribution, storage, record keeping and marketing of such products. The process of obtaining these approvals or clearances is uncertain and the process and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

     Generally, to gain FDA pre-market approval for a biopharmaceutical product, a company first must conduct extensive preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's potential efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which must become effective before human clinical trials of an investigational drug can start. To commercialize any products, the Company or its strategic partners will be required to sponsor and file an IND and will be responsible for initiating and overseeing a series of clinical studies to demonstrate the safety, purity, efficacy and potency in the case of biological drugs, or safety and efficacy in the case of non-biological drugs that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases (Phase I -- safety and pharmacologic assessment; Phase II -- a small efficacy study; and Phase III -- 200-1000 patient studies to provide substantial evidence of safety and effectiveness) which generally take three to six or more years to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a non-biological drug, the Company or its strategic partner will be required to file a new drug application ("NDA") and receive approval before commercial marketing of the drug. In the case of a biological drug, an Establishment License Application ("ELA") and Product License Application ("PLA") must be filed with and approved by the FDA before marketing can occur. If a given recombinant product is considered to be a well-characterized biological drug under the FDA's new program, only a Biological License Application ("BLA") combining elements of an ELA and a PLA may be required. These testing and approval processes are uncertain and require substantial time and the expenditure of substantial resources, and there can be no assurance that any such approval will be granted on a timely basis, if at all. NDAs or PLAs /ELAs submitted to the FDA can take, on average, two to five years to receive approval, and the FDA must confirm that good laboratory, clinical and manufacturing practices were maintained as well as determine that safety, purity, efficacy and potency (in the case of a biological drug) or safety and efficacy (in the case of a non-biological drug) have been established. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Any diagnostic products to be developed by the Company or its strategic partners are likely to be regulated by the FDA as medical devices rather than drugs. The nature of the FDA requirements applicable to such medical diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a strategic partner would initially be classified as a Class III device, and would most likely require pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs, of conducting laboratory studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application ("PMA") and obtaining review and approval of the PMA by the FDA. Such review and approval may take 12-18 months or more. The process from laboratory to clinical studies to FDA review and approval of a PMA, which approval cannot be assured on a timely basis, if at all, can take several years or more. Both drugs and devices are subject to FDA current good manufacturing practice regulations ("GMPs"), often even at the clinical trial stages. Both drug and device GMPs specify extensive validation and record keeping requirements, including the maintenance of product compliance files, as well as require compliance with various standards governing personnel, equipment and raw materials, including product stability requirements. There can be no assurance that the Company or its collaborators or contract manufacturers, if any, will be able to establish or maintain compliance with the GMP regulations on a continuing basis. Failure to establish or maintain GMP compliance or compliance with other FDA requirements could have a material adverse effect on the Company's business.

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for using, handling, storing and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company's use of these materials could be curtailed by state or federal authorities, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

COMPETITION

     The pharmaceutical and biopharmaceutical industries are intensely competitive. The Company believes that certain pharmaceutical and biopharmaceutical companies as well as certain research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres and telomerase. In addition, other products and therapies that could compete directly with the products that the Company is seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitive with the Company. The pharmaceutical companies developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory consents and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs. There is also competition for access to libraries of compounds to use for screening. Any inability of the Company to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. In addition to the above factors, Geron will face competition with respect to product efficacy and safety, the timing and scope of regulatory consents, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company or that such products will not render the Company's products obsolete.

EMPLOYEES

     The Company had 89 full-time employees at December 31, 1996, of whom 30 hold Ph.D. degrees and 18 hold other advanced degrees. Of the total workforce, 75 are engaged in, or directly support, the Company's research and development activities and 14 are engaged in business development, finance and administration. The Company also retains outside consultants. None of the Company's employees is covered by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1996:

               NAME                    AGE                           POSITION
-----------------------------------    ---         --------------------------------------------
Ronald W. Eastman                      45          President, Chief Executive Officer and
                                                   Director
David L. Greenwood                     45          Chief Financial Officer, Treasurer and
                                                   Secretary
Richard T. Haiduck                     49          Vice President of Corporate Development
Calvin B. Harley, Ph.D.                44          Chief Scientific Officer
Jeryl L. Hilleman                      39          Vice President of Operations
Kevin R. Kaster, Esq.                  37          Vice President of Intellectual Property and
                                                   Chief Patent Counsel
Michael D. West, Ph.D.                 44          Vice President of New Technologies and
                                                   Director

     RONALD W. EASTMAN has served as President, Chief Executive Officer and Director of the Company since May 1993. From 1978 until joining the Company, Mr. Eastman was employed with American Cyanamid Co., most recently as a Vice President and General Manager of Lederle Laboratories, American Cyanamid's pharmaceutical business. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University.

     DAVID L. GREENWOOD has served as Chief Financial Officer, Treasurer and Secretary of the Company since July 1995. From 1979 until joining the Company, Mr. Greenwood held various management positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

     RICHARD T. HAIDUCK has served as Vice President of Corporate Development of the Company since October 1993. From March 1991 until joining the Company, Mr. Haiduck was employed by ASB Meditest, a mobile medical testing company, as Senior Vice President of Field Operations. From December 1989 to February 1991, he was Chief Executive Officer of Lifescreen, Inc., a health screening company, and from 1975 to 1989, Mr. Haiduck held various positions with Abbott Laboratories, Inc., a pharmaceutical company. Mr. Haiduck holds a B.S. from Miami University and an M.B.A. from Xavier University.

     CALVIN B. HARLEY, PH.D., has served as Chief Scientific Officer of the Company since July 1996. From May 1994 until July 1996, Dr. Harley was the Vice President of Research of the Company and from April 1993 to May 1994, Dr. Harley was Director, Cell Biology of the Company. Dr. Harley was an Associate Professor from 1989 until joining the Company, and from 1982 to 1989, an Assistant Professor of Biochemistry at McMaster University. Dr. Harley also was the Chair of the Canadian Association on Gerontology, Division of Biological Sciences from October 1989 to October 1991 and Chairman Elect from 1987 to 1989. Dr. Harley holds a B.S. from University of Waterloo and a Ph.D. from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     JERYL L. HILLEMAN has served as Vice President of Operations of the Company since July 1995. From June 1992 until July 1995, Ms. Hilleman served as Vice President of Administration and Finance of the Company. From 1987 until joining the Company, Ms. Hilleman served as Vice President, Finance and Operations of Cytel Corporation, a biotechnology company. Ms. Hilleman holds an A.B. from Brown University and an M.B.A. from the Wharton Graduate School of Business.

     KEVIN R. KASTER, ESQ., has served as Vice President of Intellectual Property and Chief Patent Counsel of the Company since June 1994. From September 1991 until joining the Company, Mr. Kaster was employed with Affymax, N.V., a biotechnology company, as Director, Intellectual Property. From May 1988 until September 1991, Mr. Kaster was a patent attorney with Cetus Corporation, a biotechnology company. Prior to his employment with Cetus Corporation, he served as an Associate Biologist and then as a Patent Technician with Eli Lilly and Company, a pharmaceutical company. Mr. Kaster holds a B.S. in Chemistry and Molecular Biology from Vanderbilt University and a J.D. from Indiana University.

     MICHAEL D. WEST, PH.D., the founder of the Company, has served as a Director of the Company since November 1990 and as Vice President of New Technologies of the Company since October 1993. From February 1993 until October 1993, Dr. West served as Executive Vice President of Business Development of the Company, and from March 1992 until February 1993, he was Executive Vice President and Chief Scientific Officer of the Company. From November 1990 until March 1992, Dr. West served as President of the Company. Prior to joining the Company, Dr. West was a Senior Research Scientist at the University of Texas Southwestern Medical Center at Dallas in the Department of Cell Biology and Neuroscience and, from 1989 to 1990, was a Postdoctoral Research Fellow in the same department. Dr. West holds a B.S. from Rensselaer Polytechnic Institute, an M.S. from Andrews University and a Ph.D. from Baylor College of Medicine.

ITEM 2. PROPERTIES

     Geron currently leases approximately 17,000 square feet of office space at 194 Constitution Drive and 200 Constitution Drive, Menlo Park, California. The Company's lease for such office space expires in January 2002, with an option to renew the lease for two additional periods of two and one-half years each. The Company intends to use this space for general office and biomedical research and development purposes.

     In March 1996, the Company entered into a lease for an additional 24,000 square feet of office space at 230 Constitution Drive, Menlo Park, California, with possession taken in November 1996. The Company's lease for such office space expires in January 2002, with an option to renew the lease for two additional periods of two and one-half years each. The Company intends to use this space for general office purposes. The Company believes that its existing facilities are adequate to meet its requirements for the near term.

     In December 1996, the Company entered into a sublease agreement with a non-affiliated company for approximately 12,350 square feet of office space at 230 Constitution Drive. The sublease for such office space expires in March 1998, with an option to extend for 90 days. The Company believes that this sublease will not affect the Company's facility requirements in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq National Market under the symbol "GERN". The high and low closing sales prices (excluding retail markup, markdowns and commissions) of the Company's stock for the period beginning July 30, 1996 (the date of the Company's initial public offering) and ending December 31, 1996 are as follows:

                                                                    HIGH         LOW
                                                                   -------     -------
        Year ended December 31, 1996
          Third quarter (beginning July 30, 1996)................  $ 7.000     $ 6.875
          Fourth quarter.........................................  $13.250     $12.875

     As of December 31, 1996, there were approximately 166 stockholders of record. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's Common Stock price.

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain its capital resources for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues from collaborative agreement
  with related party.................  $    5,235   $    5,490   $       --   $       --   $       --
License fees and royalties...........          58           --           --           --           --
Operating expenses:
  Research and development...........      14,260       11,321        8,099        3,975          726
  General and administrative.........       3,161        2,888        2,397        2,220          661
                                         --------      -------     --------      -------      -------
          Total operating expenses...      17,421       14,209       10,496        6,195        1,387
                                         --------      -------     --------      -------      -------
Loss from operations.................     (12,128)      (8,719)     (10,496)      (6,195)      (1,387)
Interest and other income............       1,826          919          638          351           27
Interest and other expense...........        (385)        (399)        (320)        (103)          --
                                         --------      -------     --------      -------      -------
Net loss.............................  $  (10,687)  $   (8,199)  $  (10,178)  $   (5,947)  $   (1,360)
                                         ========      =======     ========      =======      =======
Net loss per share(1)................  $    (2.07)  $    (5.25)  $    (7.91)  $    (4.84)  $    (1.25)
Shares used in computing net loss per
  share..............................   5,151,113    1,562,937    1,286,211    1,229,982    1,091,450

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments........................  $   24,269   $   15,553   $   13,915   $   11,931   $    1,259
Working capital......................      21,468       12,115       12,410       10,247        1,014
          Total assets...............      28,788       19,749       17,072       14,406        1,670
Noncurrent portion of capital lease
  obligations and equipment loans....       1,644        1,654        1,647        1,360          117
Accumulated deficit..................     (36,471)     (25,773)     (17,604)      (7,405)      (1,457)
          Total stockholders'
            equity...................      23,591       14,308       13,689       11,293        1,288

---------------

(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Geron is a biopharmaceutical company exclusively focused on discovering therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. The Company's results of operations have fluctuated from period to period and will continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. The following discussion should be read in conjunction with the audited financial statements and notes thereto included in Part II, Item 8 of this Report on Form 10-K.

     In December 1996, the Company signed a Heads of Agreement (non-binding letter of intent) with Pharmacia & Upjohn S.p.A. to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs. The Heads of Agreement states that both companies will use their best efforts to complete negotiations of a definitive agreement. In conjunction with the Heads of Agreement, Pharmacia & Upjohn purchased $2,000,000 of Geron Common Stock at a premium in January 1997.

     Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. The Company does not expect to receive revenues or royalties based on therapeutic products for many years. See "Additional Factors That May Affect Future Results".

RESULTS OF OPERATIONS

  Revenues

     The Company recognized revenues of $5.2 million in fiscal 1996 compared to $5.5 million in fiscal 1995 and no revenues in fiscal 1994. The revenues were research support payments under the Company's collaborative agreement with Kyowa Hakko. The Company recognizes revenue as the related research and development costs are incurred under the Kyowa Hakko agreement. Annual funding payments of $4.0 million and $7.0 million were received under the Kyowa Hakko agreement in fiscal 1996 and 1995, respectively. The agreement with Kyowa Hakko was signed in April 1995.

     In June 1996, the Company entered into a license and marketing agreement with Kyowa Medex in connection with its telomerase diagnostic technology. The agreement provided for a $50,000 license fee payment to the Company which was recognized in 1996 and royalty payments on product sales. No license fee revenue was recognized during 1995 and 1994. In addition, royalties from Oncor and Kyowa Medex were received on the sale of diagnostic kits to the research-use-only market in 1996. No royalties were received in 1995 and 1994.

  Research and Development Expenses

     Research and development expenses were $14.3 million, $11.3 million and $8.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 were primarily due to increases in scientific staffing, expanded patent related activities, amortization of deferred compensation and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase in the future as a result of continued development of its therapeutic and diagnostic programs.

  General and Administrative Expenses

     General and administrative expenses were $3.2 million, $2.9 million and $2.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 were primarily due to increases in staffing, amortization of deferred compensation, higher legal, travel and other expenses related to business development and other costs of being a public company.

  Interest and Other Income

     Interest income was $1.1 million, $643,000 and $440,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 were due to higher average cash and investment balances as a result of the sale of equity securities, completion of the Company's initial public offering and research funding received under the Kyowa Hakko collaborative agreement. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $714,000, $276,000 and $198,000 in research payments under government grants for the years ended December 31, 1996, 1995 and 1994, respectively. The Company does not expect income from government grants to be substantially more significant in the future.

  Interest and Other Expense

     Interest and other expense were $385,000, $399,000 and $320,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 was due to lower outstanding capital lease obligations as a result of certain leases expiring during the year. Higher outstanding capital lease balances existed during 1995 and 1994. The Company expects interest and other expense to increase as it intends to increase equipment financing in the near future.

  Net Loss

     Net loss was $10.7 million, $8.2 million and $10.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Increase in net loss for 1996 was primarily due to the increase in operating expenses during that year. The decrease in net loss from 1994 to 1995 was the result of the recognition of revenue from research support payments from the Kyowa Hakko collaborative agreement which more than offset the increase in operating expenses for that year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through public and private equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase were approximately $16.7 million. These funds are being used to fund research and development expenses, laboratory and equipment purchases and other working capital and general corporate purposes.

     Cash, cash equivalents and short-term investments at December 31, 1996 were $24.3 million compared to $15.6 million at December 31, 1995 and $13.9 million at December 31, 1994. It is the Company's investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes. The increase in cash, cash equivalents and short-term investments for 1996 was primarily due to the completion of the Company's initial public offering in July 1996.

     Net cash used in operations was $9.9 million, $6.3 million and $10.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Increase in net cash used in operations for 1996 was primarily due to higher expenses incurred as a result of expanded research and development programs. The decrease in net cash used in operations from 1994 to 1995 was a result of the receipt of research funding from Kyowa Hakko which more than offset the increase in research and development expenditures in that year.

     Through December 31, 1996, the Company had invested approximately $5.4 million in property and equipment, of which approximately $4.5 million was financed through equipment financing. Minimum annual payments due under the equipment financing facility are expected to total $1.3 million, $924,000, $515,000 and $261,000 in 1997, 1998, 1999 and 2000, respectively. As of December
31, 1996, the Company had approximately $1.0 million available for borrowing under its equipment financing facility.

     The Company estimates that its existing capital resources, payments under the Kyowa Hakko collaborative agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the matters discussed in this report constitute forward-looking statements that are dependent on certain risks and uncertainties. These and other factors that may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company are described below.

TECHNOLOGICAL UNCERTAINTY

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, is a relatively new area of research, and there can be no assurance that this research will lead to the discovery or development of any therapeutic or diagnostic product. If and when potential lead drug compounds or product candidates are identified through the Company's research programs, they will require significant preclinical and clinical testing prior to regulatory approval in the United States and elsewhere, and there can be no assurance that any of these efforts will result in a product that can be marketed. Because of the significant additional scientific, regulatory and commercial milestones that must be reached for the Company's research programs to be successful, there can be no assurance that any program will not be abandoned after significant resources have been expended. The abandonment of any research program could have a material adverse effect on the Company.

     As a result of its drug discovery efforts to date, the Company has identified compounds in in vitro studies that demonstrate potential for inhibiting telomerase in vivo. However, additional development efforts will be required prior to the selection of a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. If and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its efficacy or safety that may prevent or limit its commercial use. For example, telomerase is active in reproductive cells and transiently expressed in certain hematopoietic (blood), skin, gastrointestinal and other cells. There can be no assurance that any product based on the inhibition of telomerase will not adversely affect such cells and result in unacceptable side effects. In addition, it is expected that telomerase inhibition will have delayed efficacy as telomeres resume normal shortening and, as a result, will in most cases, be used in conjunction with traditional cancer therapies. There can be no assurance that the delayed efficacy of a telomerase inhibitor will not have a material adverse effect on the preclinical and clinical development, ability to obtain regulatory approval or marketability of a telomerase inhibitor for the treatment of cancer. The abandonment of the Telomerase Inhibition and Detection program would have a material adverse effect on the Company.

     With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor or screen for cancer. Although the Company's licensees, Oncor, Boehringer Mannheim and Kyowa Medex have commenced the sale of diagnostic kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use. With respect to the Company's Genomics of Aging program, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any lead compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such lead compound will be discovered or developed. The part of the Company's Genomics of Aging program that is designed to modulate telomere length is at an early stage of development. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. The Company's Primordial Stem Cell Therapies program is also at a very early stage. While primate PS cells have recently been isolated and allowed to differentiate into numerous cell types, there can be no assurance that the Company's efforts in this program will result in any commercial applications.

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

EARLY STAGE OF DEVELOPMENT

     Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a significant number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it will most likely be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up, but it is presently expected to extend at least several years. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for many years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

DEPENDENCE ON STRATEGIC AND RESEARCH COLLABORATIONS

     The Company's strategy for the development, clinical testing and commercialization of its products includes entering into collaborations with corporate partners, licensors, licensees and others, and the Company is dependent upon the subsequent success of these other parties in performing their respective responsibilities. The success of any collaboration depends on the continued cooperation of its partners, as to which there can be no assurance. The amount and timing of resources to be devoted to activities by its collaborators are not within the direct control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any revenue from such arrangements. There can also be no assurance that the Company's current collaborators or any future collaborators will not pursue existing or alternative technologies in preference to those being developed in collaboration with the Company.

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

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement") for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Under the collaboration, Kyowa Hakko provides certain funding for the Company's research and development activities and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses in the covered territory. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 24, 1999, at the earliest. The Kyowa Hakko Agreement also provides in general that, while Geron exercises significant influence during the research phase, Kyowa Hakko exercises significant influence during the development and commercialization phases of the collaboration. There can be no assurance that the collaboration will be successful. The Company has also entered into licensing arrangements with several diagnostic companies for the Company's telomerase detection technology. However, because these licenses are limited to the research-use-only market, such arrangements are not expected to generate significant commercial revenues.

     In December 1996, the Company signed a Heads of Agreement (non-binding letter of intent) with Pharmacia & Upjohn S.p.A. There can be no assurance that a definitive agreement will be signed or that the Company will be able to negotiate additional strategic arrangements in the future on acceptable terms, if at all, or that such strategic arrangements will be successful. In the absence of such arrangements, the Company may encounter significant delays in introducing any product into certain markets or find that the research, development, manufacture, marketing or sale of any product in such markets is adversely affected. In the event that the Company does not enter into such arrangements, it may be materially adversely affected.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

     Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns four issued United States patents and over 30 United States patent applications and has licensed eight issued United States patents and over 30 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

     Patent law relating to the scope and enforceability of claims in the fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications that have been filed by others with respect to telomerase and telomere length modulation. In this regard, Iowa State University has filed United States and corresponding foreign patent applications claiming methods and reagents relating to the RNA component of human telomerase, and Isis Pharmaceuticals, Inc. has filed United States and corresponding foreign patent applications relating to oligonucleotide-like reagents asserted to have telomere length modulating activity. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by the Company. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

     The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. In this regard, the Company has been in discussion with a research institution with respect to a research collaboration for the development of certain technology related to its Primordial Stem Cell Therapies program. A third party notified the Company that if the Company enters into such an arrangement, the Company will violate the rights of such third party. Although the Company believes that such an arrangement may be important to the Primordial Stem Cell Therapies program, the Company does not believe that it is essential to such program or the Company. As of the date of this Form 10-K, the Company has made no decision whether to enter into such an arrangement and, in any event, must yet complete scientific and legal due diligence and successfully negotiate the terms of such an arrangement, as to which there can be no assurance. If such an arrangement is entered into, the Company believes it has substantial defenses to any claims that might be asserted by such third party.

     Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of anothers' proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by others or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

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

     The Company is party to various license agreements which give it rights to use certain technologies in its research, development and commercialization activities. Disputes have arisen and may continue to arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by the Company and its licensors, research collaborators and consultants. There can be no assurance that the Company will be able to continue to license such technologies on commercially reasonable terms, if at all, or to maintain the exclusivity of its exclusive licenses. In this regard, the Company's license with the licensing arm of the University of Wisconsin-Madison for PS cells derived from primates is currently exclusive until 1998 and non-exclusive thereafter. The failure of the Company to maintain exclusive or other rights to such technologies could have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which would have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, payments under the Kyowa Hakko Agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through the first quarter of 1998. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period. In addition, a substantial amount of the payments to be made by Kyowa Hakko after 1997 are dependent upon the achievement by the Company of development and regulatory milestones and there can be no assurance that such milestones will be achieved.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

     Geron has incurred net operating losses in every year of operation since its inception in 1990. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses over the next several years as the Company's research and development efforts and preclinical testing are expanded. Substantially all of the Company's revenues to date have been research support payments under the Kyowa Hakko Agreement. The Company's right to receive research support payments under the Kyowa Hakko Agreement is scheduled to expire in April 1998. In addition, the Company is unable to determine at this time the level of the revenue to be received from the sale of diagnostic products, if any, and does not expect to receive significant revenues from the sale of the research-use-only kits. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to select successfully therapeutic compounds for development, obtain the required regulatory consents and manufacture and market any resulting products. There can be no assurance when or if the Company will receive revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair the Company's ability to sustain operations.

SUBSTANTIAL COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

     The pharmaceutical and biopharmaceutical industries are intensely competitive. The Company believes that certain pharmaceutical and biopharmaceutical companies as well as certain research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres and telomerase. In addition, other products and therapies that could compete directly with the products that the Company is seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitive with the Company. The pharmaceutical companies developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs. There is also competition for access to libraries of compounds to use for screening. Any inability of the Company to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. In addition to the above factors, Geron will face competition with respect to product efficacy and safety, the timing and scope of regulatory consents, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company or that such products will not render the Company's products obsolete.

DEPENDENCE ON KEY PERSONNEL

     The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified scientific and management personnel, consultants and advisors is critical to the Company's success. The Company faces competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so would have a material adverse effect on the Company.

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

GOVERNMENT REGULATION

     The preclinical testing and clinical trials of any products developed by the Company or its collaborative partners and the manufacturing, labeling, sale, distribution, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries in which products developed by the Company or its collaborative partners may be tested and marketed (each of such federal, state, local and other authorities and agencies is referred to herein as a "Regulatory Agency"). Any product developed by the Company or its collaborative partners must receive all relevant Regulatory Agency approvals or clearances, if any, before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval or clearance. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of product development and/or the period of review of any application for Regulatory Agency approval or clearance for a product. Delays in obtaining Regulatory Agency approvals or clearances could adversely affect the marketing of any products developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required Regulatory Agency approvals or clearances will be obtained for any products developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval or clearance for a new product is obtained, such approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In general, failure to comply with FDA requirements can result in severe civil and criminal penalties, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution.

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

REGULATIONS RELATING TO THE ENVIRONMENT AND HAZARDOUS MATERIALS

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, the Company is subject to numerous environmental and safety laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with current or future environmental laws and regulations or that the Company will not be adversely affected by the cost of compliance with such laws and regulations. Although the Company believes that its safety procedures for using, handling, storing and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company's use of these materials could be curtailed by state or federal authorities, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

     Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 44% of the outstanding shares of Common Stock and are able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,200,000 shares of Common Stock. Kyowa Hakko has agreed not to sell the 312,500 shares of Common Stock held by it until July 30, 1997 and Pharmacia Upjohn S.p.A. has agreed not to sell the 99,805 shares held by it until June 20, 1997 or such later time that may be set forth in the definitive agreements for the proposed collaboration, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). In February 1997, the SEC adopted amendments to Rule 144 and Rule 701 of the Securities Act to shorten the holding period required for shares issued in reliance on exceptions from the Securities Act ("Restricted Shares"), which amendments will become effective on April 29, 1997. As a result of the amendments, as of April 29, 1997, the Company's outstanding Restricted Shares will be eligible for sale in the public market subject to Rule 144 and Rule 701 under the

Securities Act, except for those shares sold to Kyowa Hakko and Pharmacia Upjohn. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying balance sheets of Geron Corporation at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geron Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP
Palo Alto, California
February 21, 1997

                               GERON CORPORATION

                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                               AMOUNTS)
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 12,357     $ 12,542
  Short-term investments...............................................    11,912        3,011
  Other current assets.................................................       752          349
                                                                         --------     --------
          Total current assets.........................................    25,021       15,902
Property and equipment, net............................................     2,968        2,746
Notes receivable from officers.........................................       624          817
Deposits and other assets..............................................       175          284
                                                                         --------     --------
                                                                         $ 28,788     $ 19,749
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $    794     $    500
  Accrued compensation.................................................       790          663
  Accrued liabilities..................................................       790          295
  Deferred revenue.....................................................        --        1,335
  Current portion of capital lease obligations and equipment loans.....     1,179          994
                                                                         --------     --------
          Total current liabilities....................................     3,553        3,787
Noncurrent portion of capital lease obligations and equipment loans....     1,644        1,654
Commitments
Stockholders' equity:
  Preferred stock -- issuable in series, $0.001 par value; 3,000,000 shares authorized (6,410,759 in 1995); 6,071,390 shares issued and
     outstanding in 1995...............................................        --            6
  Common stock, $0.001 par value; 25,000,000 shares authorized
     (10,294,117 in 1995); 10,040,415 shares and 929,089 shares issued
     and outstanding in 1996 and 1995, respectively....................        10            1
  Additional paid-in capital...........................................    61,174       40,205
  Notes receivable from stockholders...................................      (119)        (131)
  Deferred compensation................................................    (1,003)          --
  Accumulated deficit..................................................   (36,471)     (25,773)
                                                                         --------     --------
          Total stockholders' equity...................................    23,591       14,308
                                                                         --------     --------
                                                                         $ 28,788     $ 19,749
                                                                         ========     ========

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                         SHARE AMOUNTS)
Revenues from collaborative agreement with related
  party................................................  $    5,235     $    5,490     $       --
License fees and royalties.............................          58             --             --
Operating expenses:
  Research and development.............................      14,260         11,321          8,099
  General and administrative...........................       3,161          2,888          2,397
                                                          ---------      ---------      ---------
          Total operating expenses.....................      17,421         14,209         10,496
                                                          ---------      ---------      ---------
Loss from operations...................................     (12,128)        (8,719)       (10,496)
Interest and other income..............................       1,826            919            638
Interest and other expense.............................        (385)          (399)          (320)
                                                          ---------      ---------      ---------
Net loss...............................................  $  (10,687)    $   (8,199)    $  (10,178)
                                                          =========      =========      =========
Net loss per share.....................................  $    (2.07)    $    (5.25)    $    (7.91)
                                                          =========      =========      =========
Shares used in computing net loss per share............   5,151,113      1,562,937      1,286,211
                                                          =========      =========      =========

                            See accompanying notes.

                               GERON CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        NOTES
                                                                                      RECEIVABLE                           TOTAL
                               PREFERRED STOCK        COMMON STOCK       ADDITIONAL      FROM      DEFERRED    ACCUMU-    STOCK-
                             -------------------   -------------------    PAID-IN       STOCK-     COMPENSA-    LATED     HOLDERS'
                               SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      HOLDERS       TION      DEFICIT    EQUITY
                             ----------   ------   ----------   ------   ----------   ----------   ---------   --------   -------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balances at December 31,
  1993.....................   3,664,500    $  3       520,546    $  1     $ 18,694      $   --      $    --    $(7,405)   $11,293
  Issuance of preferred
    stock, net of issuance
    costs of $64...........   1,547,911       2            --      --       12,565          --           --         --     12,567
  Issuance of common stock
    upon exercise of
    options................          --      --       121,616      --           66         (38)          --         --         28
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities.............          --      --            --      --           --          --           --        (21)       (21)
  Net loss.................          --      --            --      --           --          --           --    (10,178)   (10,178)
                             ----------   ------   ----------   ------   ----------   ----------   ---------   --------   -------
Balances at December 31,
  1994.....................   5,212,411       5       642,162       1       31,325         (38)          --    (17,604)    13,689
  Issuance of preferred
    stock, net of issuance
    costs of $28...........     858,979       1            --      --        8,732          --           --         --      8,733
  Issuance of common stock
    to certain research
    institutions...........          --      --        32,352      --           26          --           --         --         26
  Issuance of common stock
    upon exercise of
    options, net...........          --      --       254,575      --          122         (93)          --         --         29
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities.............          --      --            --      --           --          --           --         30         30
  Net loss.................          --      --            --      --           --          --           --     (8,199)    (8,199)
                             ----------   ------   ----------   ------   ----------   ----------   ---------   --------   -------
Balances at December 31,
  1995.....................   6,071,390       6       929,089       1       40,205        (131)          --    (25,773)    14,308
  Issuance of preferred
    stock, net of issuance
    costs of $13...........     294,844      --            --      --        2,988          --           --         --      2,988
  Issuance of common stock
    upon exercise of
    options, net...........          --      --       208,606      --          190          12           --         --        202
  Issuance of common stock
    upon exercise of
    warrants...............          --      --        12,055      --           51          --           --         --         51
  Issuance of preferred and
    common stock, net of
    issuance costs of
    $2,050, in connection
    with the Company's
    Initial Public Offering
    ("IPO")................     211,931       1     2,312,500       2       16,448          --           --         --     16,451
  Conversion of preferred
    stock to common stock
    in connection with the
    Company's IPO..........  (6,578,165)     (7)    6,578,165       7           --          --           --         --         --
  Deferred compensation
    related to certain
    options and stock
    purchase rights granted
    to employees and
    consultants............          --      --            --      --        1,292          --       (1,292)        --         --
  Amortization of deferred
    compensation related to
    certain options and
    stock purchase rights
    granted to employees
    and consultants........          --      --            --      --           --          --          289         --        289
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities.............          --      --            --      --           --          --           --        (11)       (11)
  Net loss.................          --      --            --      --           --          --           --    (10,687)   (10,687)
                             ----------   ------   ----------   ------   ----------   ----------   ---------   --------   -------
Balances at December 31,
  1996.....................          --    $ --    10,040,415    $ 10     $ 61,174      $ (119)     $(1,003)   $(36,471)  $23,591
                              =========   =======   =========   =======  =========    =========    ==========  ========   =======

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995         1994
                                                              --------     -------     --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(10,687)    $(8,199)    $(10,178)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       947         780          558
  Issuance of common and preferred stock in exchange for
     in-process technology, services rendered and research
     agreements.............................................        22          82           --
  Deferred compensation amortization........................       289          --           --
  Changes in assets and liabilities:
     Other current assets...................................      (403)       (118)        (164)
     Notes receivable from officers.........................       193        (544)         (18)
     Deposits and other assets..............................       109         (13)           7
     Accounts payable.......................................       294          46         (627)
     Accrued compensation...................................       127         332          339
     Accrued liabilities....................................       495         (19)          19
     Deferred revenue.......................................    (1,335)      1,335           --
                                                              --------     -------     --------
Net cash used in operating activities.......................    (9,949)     (6,318)     (10,064)
                                                              --------     -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (1,121)       (482)         (78)
Purchases of securities available-for-sale..................   (24,497)     (7,579)      (5,975)
Proceeds from sales of securities available-for-sale........        --         500        8,645
Proceeds from maturities of securities available-for-sale...    15,585      11,490           --
                                                              --------     -------     --------
Net cash (used in) provided by investing activities.........   (10,033)      3,929        2,592
                                                              --------     -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equipment loans...............................     1,171         471           35
Payments of obligations under capital leases and equipment
  loans.....................................................    (1,044)       (769)        (483)
Proceeds from issuance of preferred stock...................     2,966       8,681       12,567
Proceeds from issuance of common stock......................    16,704          25           28
                                                              --------     -------     --------
Net cash provided by financing activities...................    19,797       8,408       12,147
                                                              --------     -------     --------
Net (decrease) increase in cash and cash equivalents........      (185)      6,019        4,675
Cash and cash equivalents at beginning of period............    12,542       6,523        1,848
                                                              --------     -------     --------
Cash and cash equivalents at end of period..................  $ 12,357     $12,542     $  6,523
                                                              ========     =======     ========

                            See accompanying notes.

                               GERON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Geron Corporation ("Geron" or the "Company") was incorporated in the State of Delaware on November 29, 1990. Geron is a biopharmaceutical company exclusively focused on discovering and developing therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for several years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

  Net Loss Per Share

     Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through July 30, 1996 (using the treasury stock method and the initial public offering price of $8.00 per share).

     As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through July 30, 1996, but is excluded from the calculation after that date. Additionally, the effect of common shares issued upon conversion of preferred stock is included in the loss per share calculation for all periods subsequent to the date of conversion. The following supplemental per share data is provided to show the calculation on a consistent basis for all periods presented. It has been computed as described above, including the retroactive effect from the date of issuance to the conversion of convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering.

     Supplemental net loss per share is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                      1996          1995          1994
                                                    ---------     ---------     ---------
        Supplemental net loss per share...........  $   (1.21)    $   (1.20)    $   (1.67)
                                                    =========     =========     =========
        Shares used in computing supplemental net
          loss per share..........................  8,858,955     6,846,876     6,111,644
                                                    =========     =========     =========

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Related party revenue consists of revenue from one collaboration agreement. The Company recognizes revenue as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned. Nonrefundable signing or licensing fees that are not

                               GERON CORPORATION
dependent on future performance under collaborative agreements are recognized as revenue when received. Royalties are generally recognized upon receipt.

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the remaining term of the lease.

2. FINANCIAL INSTRUMENTS

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in commercial paper, master notes, and repurchase agreements with U.S. financial institutions. The Company's short-term investments include corporate notes and U.S. Government securities with maturities ranging from 3 to 12 months.

     The Company classifies its marketable equity and debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in the accumulated deficit. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned.

     The following is a summary of available-for-sale securities at December 31, 1996 and 1995:

                                                                     ESTIMATED FAIR
                                                                          VALUE
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Cash and cash equivalents:
          Money market fund......................................  $ 5,453     $ 9,674
          Commercial paper.......................................    2,979          --
          Corporate master notes and repurchase agreements.......    2,194       2,115
                                                                   -------     -------
                                                                   $10,626     $11,789
                                                                   =======     =======
        Short-term investments:
          U.S. Government bonds, U.S. Treasury bills, notes and
             strips..............................................  $    --     $ 1,001
          Corporate notes........................................   11,912       2,010
                                                                   -------     -------
                                                                   $11,912     $ 3,011
                                                                   =======     =======

     As of December 31, 1996 and 1995, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. As of December 31, 1996 and 1995, the average portfolio duration was approximately three months and the contractual maturity of any single investment did not exceed one year.

                               GERON CORPORATION

  Notes Receivable from Officers

     The Company presently holds notes receivable of $624,000 ($817,000 in 1995) from officers of the Company. These notes, which in general bear no interest, are collateralized by certain personal assets of the officers and are generally due at December 31, 1998. The notes have certain amortization schedules for periodic payments with the final payment to be made at the end of 1998.

  Other Fair Value Disclosures

     At December 31, 1996, the fair value of the notes receivable from officers is $515,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     The fair value of the equipment loans approximates the carrying value of $1,726,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

3. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Furniture and equipment..................................  $ 1,249     $   907
        Lab equipment............................................    2,763       2,445
        Leasehold improvements...................................    1,424         915
                                                                   -------     -------
                                                                     5,436       4,267
        Less accumulated depreciation and amortization...........   (2,468)     (1,521)
                                                                   -------     -------
                                                                   $ 2,968     $ 2,746
                                                                   =======     =======

     Property and equipment at December 31, 1996 and 1995 includes assets under capitalized leases of approximately $2,767,000 and $2,719,000, respectively. Accumulated amortization related to leased assets was approximately $1,146,000 and $987,000 at December 31, 1996 and 1995, respectively.

4. CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS

     The Company has lease and equipment loan credit lines available of $2,000,000 of which approximately $1,035,000 was unused and available at December 31, 1996. The drawdown period under the lease and equipment loan credit lines expires on April 30, 1997. The obligations under the equipment loans are secured by the equipment financed, bear interest at fixed rates of approximately 13% and are due in monthly installments through December 2000. Under the terms of the master lease agreement, ownership of the leased equipment will transfer to the Company at the end of the lease term.

                               GERON CORPORATION

     Future minimum lease payments under capital leases and principal payments on equipment loans are as follows:

                                                                   CAPITAL    EQUIPMENT
                                                                   LEASES       LOANS
                                                                   ------     ---------
                                                                      (IN THOUSANDS)
        Years ending December 31:
          1997...................................................  $  638      $   663
          1998...................................................     492          432
          1999...................................................     138          377
          2000...................................................       7          254
                                                                   ------       ------
        Total minimum lease and principal payments,
          respectively...........................................   1,275      $ 1,726
                                                                                ======
        Amount representing interest.............................    (178)
                                                                   ------
        Present value of future lease payments...................   1,097
        Current portion of capital lease obligations.............    (516)
                                                                   ------
        Noncurrent portion of capital lease obligations..........  $  581
                                                                   ======

5. OPERATING LEASE COMMITMENTS

     On March 25, 1996, the Company leased two facilities under two five-year noncancelable operating leases. Future minimum payments under noncancelable operating leases are approximately $593,000 in 1997, $617,000 in 1998, $642,000 in 1999, $668,000 in 2000 and $694,000 in 2001.

     The Company has the option to extend the term of both leases for two additional periods of two and one half years each. Rent expense under operating leases was approximately $298,000 and $273,000 for the years ended December 31, 1996 and 1995, respectively.

     In December 1996, the Company entered into a sublease agreement with a non-affiliated company for approximately 12,350 square feet of office space under which the Company will receive a monthly rental fee of $18,525. The sublease for such office space expires in March 1998, with an option to extend for 90 days.

6. STOCKHOLDERS' EQUITY

  Capital Stock

     On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko Kogyo Co., Ltd. purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase were approximately $16.7 million. Concurrent with the closing of the offering, all outstanding shares of Preferred Stock converted to Common Stock at various ratios. Additional shares of Preferred Stock were issued upon conversion to Common Stock in accordance with certain anti-dilution provisions.

     In July 1996, the Company effected a 1-for-3.4 reverse stock split. All share and per share amounts have been adjusted to reflect this stock split retroactively. In connection with this stock split, the Company also effected a change in the authorized number of shares of Preferred Stock.

  Warrants

     In February 1994, in conjunction with a research agreement, the Company issued a warrant to purchase 47,058 shares of Common Stock at $7.65 per share. The warrant is exercisable through February 2004.

                               GERON CORPORATION

     In June 1994, in conjunction with the Series C Preferred Stock financing, the Company issued warrants to purchase 9,190 shares of Common Stock at $9.38 per share. The warrants are exercisable through June 1999.

  1992 Stock Option Plan

     In July 1996, the Company amended the 1992 Stock Option Plan ("the Plan") to increase the number of shares available for issuance thereunder and to comply with certain requirements of Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, and the Internal Revenue Code of 1986, as amended. The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1996, the Company had reserved 2,554,411 shares of Common Stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value on the date of grant. If, at the time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of Common Stock generally vest over a period of five years from the date of the option grant, with one-tenth vesting after six months and the remainder vesting ratably over the following 54 months. Options under the plan are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. During 1996, the Company granted options to purchase 841,068 shares of Common Stock, of which 18,207 shares with a weighted-average fair value of $4.42, were exercised and are subject to repurchase. In 1996 and 1995, the Company repurchased 3,970 and 5,147 shares, respectively, in accordance with these repurchase rights. As of December 31, 1996, 115,397 shares remained subject to repurchase. At December 31, 1996, 1,996,180 shares of Common Stock are reserved for issuances upon exercise of options currently outstanding and options available for grant under the 1992 Stock Option Plan and exercise of warrants.

     Under the Plan, employees may exercise options in exchange for a note receivable to the Company. As of December 31, 1996, notes receivable from stockholders of $119,000 were outstanding. These notes generally bear interest at 6% and are due and payable in one lump sum on the earlier of 30 days after the date the maker transfers for value any of the shares of the Company's Common Stock purchased with the note, or three years from the date of the note.

                               GERON CORPORATION

     Aggregate option activity is as follows:

                                                                     OUTSTANDING OPTIONS
                                           SHARES       ----------------------------------------------
                                          AVAILABLE     NUMBER OF      PRICE PER      WEIGHTED AVERAGE
                                          FOR GRANT      SHARES          SHARE         EXERCISE PRICE
                                          ---------     ---------     -----------     ----------------
Balance at December 31, 1993............    128,724       475,715     $0.34-$0.78          $ 0.46
  Additional shares authorized..........  1,098,529            --     $        --          $   --
  Options granted.......................   (519,682)      519,682     $0.78-$0.82          $ 0.81
  Options exercised.....................         --      (121,616)    $0.34-$0.78          $ 0.55
  Options canceled......................     11,184       (11,184)    $0.34-$0.78          $ 0.37
                                          ---------     ---------                           -----
Balance at December 31, 1994............    718,755       862,597     $0.34-$0.82          $ 0.66
  Options granted.......................   (492,908)      492,908     $      0.82          $ 0.82
  Options exercised.....................         --      (252,370)    $0.34-$0.82          $ 0.48
  Options canceled......................     35,486       (35,486)    $0.34-$0.82          $ 0.71
                                          ---------     ---------                           -----
Balance at December 31, 1995............    261,333     1,067,649     $0.34-$0.82          $ 0.77
  Additional shares authorized..........    823,529            --     $        --          $   --
  Options granted.......................   (841,068)      841,068     $1.02-$8.75          $ 4.09
  Options exercised.....................         --      (212,579)    $0.34-$8.00          $ 0.90
  Options canceled......................    137,237      (137,237)    $0.34-$8.00          $ 1.79
                                          ---------     ---------                           -----
Balance at December 31, 1996............    381,031     1,558,901     $0.34-$8.75          $ 2.45
                                          =========     =========                           =====

                            OPTIONS OUTSTANDING/EXERCISABLE
                   -------------------------------------------------
                                                    WEIGHTED AVERAGE
                                    WEIGHTED           REMAINING
EXERCISE PRICE                      AVERAGE         CONTRACTUAL LIFE
    RANGE           NUMBER       EXERCISE PRICE        (IN YEARS)
--------------     ---------     --------------     ----------------
 $ 0.34-$0.82        790,647         $ 0.78               7.77
 $ 1.02-$2.04        489,953         $ 2.02               9.33
 $ 5.95-$8.75        278,301         $ 7.97               9.63
                   ---------          -----               ----
 $ 0.34-$8.75      1,558,901         $ 2.45               8.59
                   =========          =====               ====

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," requires use of option pricing valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.68% to 6.70% and 5.34% to 7.90% for 1996 and 1995, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's Common Stock of 0.7; and a weighted average expected life of the options of 5 years. Options granted prior to the Company's initial public offering on July 30, 1996 have a volatility factor of 0.0.

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's Common Stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a

                               GERON CORPORATION

60-month period. Deferred compensation expense recognized in 1996 totaled $289,000. The weighted average fair value of options granted during 1996 with an exercise price below the deemed fair value of the Company's Common Stock on the date of grant was $3.69. The weighted average fair value of options granted during 1996 with an exercise price equal to the deemed fair value of the Company's Common Stock on the date of grant was $8.72.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1996        1995
                                                                  --------     -------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                        AMOUNTS)
        Net loss as reported....................................  $(10,687)    $(8,199)
        Pro forma net loss......................................  $(11,142)    $(8,214)
        Net loss per share as reported..........................  $  (2.07)    $ (5.25)
        Pro forma net loss per share............................  $  (2.16)    $ (5.26)

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1996 reflects expense for two years' vesting while pro forma data for 1997 will reflect compensation expense for three years' vesting of outstanding stock options.

  Employee Stock Purchase Plan

     In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 300,000 shares of Common Stock for issuance thereunder. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 50% of the eligible employees have participated in the Purchase Plan. The Company does not recognize compensation cost related to employee purchase rights under the Plan. No shares have been issued under the Purchase Plan as of December 31, 1996. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions for those rights granted in 1996: risk-free interest rate of 5.64%; dividend yield of 0.0%; a volatility factor of the expected market price of the Company's Common Stock of 0.7; and an expected life of the purchase right of 6 months. Based upon these assumptions, the compensation cost estimated for the fair value of the employees' purchase rights was immaterial and therefore not included in the pro forma information.

  Directors' Option Plan

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of Common Stock for issuance thereunder. No shares have been issued under the Directors' Option Plan as of December 31, 1996.

7. COLLABORATIVE AGREEMENT

     In April 1995, the Company entered into a license and research collaboration agreement with a pharmaceutical company. Under the agreement, the Company granted an exclusive license to the pharmaceutical company to make, use and sell products based on telomerase inhibition technology within a specified

                               GERON CORPORATION
territory in exchange for royalty payments, payments for certain research and development activities and payments due on achieving specified development milestones. Costs associated with research and development activities attributable to this agreement approximate revenue recognized. Under this agreement, revenues of approximately $5,200,000 and $5,500,000 and none were recognized in 1996, 1995 and 1994, respectively. No milestone payments have been received or earned to date.

8. INCOME TAXES

     As of December 31, 1996, the Company had federal and State net operating loss carryforwards of approximately $33,900,000 and $4,300,000, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2006 through 2011, if not utilized. The State net operating loss carryforwards will expire at various dates beginning in 1997 through 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Net operating loss carryforwards..............  $11,800     $ 8,800     $ 5,800
        Research credits (expiring 2006 -- 2011)......    1,700       1,200         700
        Capitalized research and development..........      800         500         400
        Other -- net..................................      600         300         100
                                                        -------     -------     -------
          Total deferred tax assets...................   14,900      10,800       7,000
        Valuation allowance for deferred tax assets...  (14,900)    (10,800)     (7,000)
                                                        -------     -------     -------
        Net deferred tax assets.......................  $    --     $    --     $    --
                                                        =======     =======     =======

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,800,000 and $4,000,000 during the years ended December 31, 1995 and 1994, respectively.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

9. SUBSEQUENT EVENTS

     In December 1996, the Company signed a Heads of Agreement (non-binding letter of intent) with an international pharmaceutical company. In conjunction with the Heads of Agreement, the companies also signed a noncancelable Stock Purchase Agreement pursuant to which the partner purchased $2,000,000 of Geron Common Stock at a premium in January 1997.

10. STATEMENT OF CASH FLOWS DATA

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                              1996       1995     1994
                                                             -------     ----     ----
                                                                  (IN THOUSANDS)
        SUPPLEMENTARY INFORMATION
        Interest paid......................................  $   337     $359     $290
        SUPPLEMENTARY INVESTING AND FINANCING ACTIVITIES
        Equipment acquired under capital leases............  $    48     $661     $988
        Notes receivable from stockholders.................  $   (12)    $ 93     $ 38
        Deferred compensation related to options granted...  $(1,292)    $ --     $ --
        Net unrealized gain (loss) on available-for-sale
          securities.......................................  $   (11)    $ 30     $(21)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 23, 1997, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS.

     Included in Part II of this Report:

                                                                                     PAGE IN
                                                                                    FORM 10-K
                                                                                    ---------
            Report of Ernst & Young LLP, Independent Auditors.....................      32
            Balance Sheets -- December 31, 1996 and 1995..........................      33
            Statements of Operations -- Years ended December 31, 1996, 1995 and
              1994................................................................      34
            Statement of Stockholders' Equity -- Years ended December 31, 1996,
              1995 and 1994.......................................................      35
            Statements of Cash Flows -- Years ended December 31, 1996, 1995 and
              1994................................................................      36
            Notes to Financial Statements.........................................      37

    (2) FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 14(a)(1).

    (3) EXHIBITS.

   3.1***     Amended and Restated Certificate of Incorporation of Registrant
  3.2****     Bylaws of Registrant
    4.1**     Form of Common Stock Certificate
   10.1**     Form of Indemnification Agreement
   10.2**     1992 Stock Option Plan
   10.3**     1996 Employee Stock Purchase Plan
   10.4**     1996 Directors' Stock Option Plan
   10.5**     Investors' Rights Agreement dated November 10, 1995 among the Registrant and certain security holders of the Registrant
  10.6+**     Agreement with Respect to Option dated August 31, 1992 between the Registrant and Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May
              3, 1993 and January 1994
  10.7+**     Patent License Agreement dated September 8, 1992 between the Registrant and
              University of Texas Southwestern Medical Center at Dallas
  10.8+**     Sponsored Research Agreement dated as of September 8, 1992 between the
              Registrant and University of Texas Southwestern Medical Center at Dallas
  10.9+**     Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
 10.10+**     License and Research Collaboration Agreement dated April 24, 1995 between the
              Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated
              July 15, 1995
 10.11+**     Standard Nonexclusive License Agreement dated January 1, 1996 between the
              Registrant and Wisconsin Alumni Research Foundation
  10.12**     Business Park Lease dated March 25, 1996 between the Registrant and David D.
              Bohannon Organization
  10.13**     Business Park Lease dated January 20, 1993 between the Registrant and David D.
              Bohannon Organization and Amendments Nos. 1, 2 and 3 thereto dated July 26,
              1993, February 22, 1994 and March 25, 1996, respectively
  10.14**     Equipment Financing Agreement dated January 5, 1992 between the Registrant and
              Lease Management Services, Inc.
  10.15**     Master Lease Agreement dated January 5, 1993 between the Registrant and Lease
              Management Services, Inc.
  10.16**     Note Secured by Stock Pledge Agreement dated July 7, 1993 between the
              Registrant and Michael West and Amendment thereto dated May 20, 1996
  10.19**     Note Secured by Second Deed of Trust dated May 20, 1993 between the Registrant and Jeryl Lynn Hilleman and Amendment thereto dated May 20, 1996
  10.20**     Note Secured by Second Deed of Trust dated December 1993 between the Registrant and Calvin B. Harley
  10.21**     Note Secured by Second Deed of Trust dated September 30, 1995 between the
              Registrant and David L. Greenwood
  10.22**     Note Secured by Second Deed of Trust dated September 30, 1995 between the
              Registrant and David L. Greenwood
  10.23**     Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring
              Harbor Laboratory
  10.24**     Series C Preferred Stock Purchase Warrants issued to certain investors on June
              29, 1994
   10.25*     Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and Pharmacia & Upjohn S.p.A.

   11.1       Statement of Computation of Net Loss per Share
   23.1       Consent of Ernst & Young LLP, Independent Auditors
   24.1       Power of Attorney (see signature page)
   27.1       Financial Data Schedule

---------------

   ** Incorporated by reference to identically numbered exhibits filed with the Registrant's
      Registration Statement Form S-1 which became effective on July 30, 1996.
    + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
    * Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January
      24, 1997.
  *** Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration
      Statement Form S-1 which became effective July 30, 1996.
 **** Incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration
      Statement Form S-1 which became effective July 30, 1996.

(B) REPORTS ON FORM 8-K.

     None filed.

(C) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 20th day of March, 1997.

                                          GERON CORPORATION

                                          By      /s/ RONALD W. EASTMAN

                                            ------------------------------------
                                                     Ronald W. Eastman
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Ronald W. Eastman and David L. Greenwood, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
----------------------------------------------------------------------------------------------

          /s/ RONALD W. EASTMAN            President, Chief Executive Officer  March 20, 1997
------------------------------------------
                                                      and Director
            Ronald W. Eastman                 (Principal Executive Officer)

          /s/ DAVID L. GREENWOOD           Chief Financial Officer, Treasurer, March 20, 1997
------------------------------------------
                                                        Secretary
            David L. Greenwood             (Principal Financial and Accounting
                                                        Officer)
         /s/ ALEXANDER E. BARKAS                        Director               March 20, 1997
------------------------------------------
           Alexander E. Barkas

            /s/ BRIAN H. DOVEY                          Director               March 20, 1997
------------------------------------------
              Brian H. Dovey

          /s/ CHARLES M. HARTMAN                        Director               March 20, 1997
------------------------------------------
            Charles M. Hartman

           /s/ THOMAS D. KILEY                          Director               March 20, 1997
------------------------------------------
             Thomas D. Kiley

         /s/ PATRICK F. LATTERELL                       Director               March 20, 1997
------------------------------------------
           Patrick F. Latterell

                SIGNATURE                                 TITLE                     DATE
----------------------------------------------------------------------------------------------


           /s/ ROBERT B. STEIN                          Director               March 20, 1997
------------------------------------------
             Robert B. Stein

           /s/ MICHAEL D. WEST                          Director               March 20, 1997
------------------------------------------
             Michael D. West

                                 EXHIBIT INDEX

EXHIBIT                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
 3.1***    Amended and Restated Certificate of Incorporation of Registrant
 3.2****   Bylaws of Registrant

 4.1**     Form of Common Stock Certificate
10.1**     Form of Indemnification Agreement
10.2**     1992 Stock Option Plan
10.3**     1996 Employee Stock Purchase Plan
10.4**     1996 Directors' Stock Option Plan
10.5**     Investors' Rights Agreement dated November 10, 1995 among the Registrant and certain security holders of the Registrant
10.6+**    Agreement with Respect to Option dated August 31, 1992 between the Registrant and
           Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and January 1994
10.7+**    Patent License Agreement dated September 8, 1992 between the Registrant and
           University of Texas Southwestern Medical Center at Dallas
10.8+**    Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.9+**    Exclusive License Agreement dated February 2, 1994 between the Registrant and the
           Regents of the University of California
10.10+**   License and Research Collaboration Agreement dated April 24, 1995 between the
           Registrant and Kyowa Hakko Kogyo Co., Ltd. and Amendment No. 1 thereto dated July
           15, 1995
10.11+**   Standard Nonexclusive License Agreement dated January 1, 1996 between the
           Registrant and Wisconsin Alumni Research Foundation
10.12**    Business Park Lease dated March 25, 1996 between the Registrant and David D.
           Bohannon Organization
10.13**    Business Park Lease dated January 20, 1993 between the Registrant and David D.
           Bohannon Organization and Amendments No. 1, 2, and 3 thereto dated July 26, 1993,
           February 22, 1994 and March 25, 1996, respectively
10.14**    Equipment Financing Agreement dated January 5, 1992 between the Registrant and
           Lease Management Services, Inc.
10.15**    Master Lease Agreement dated January 5, 1993 between the Registrant and Lease
           Management Services, Inc.
10.16**    Note Secured by Stock Pledge Agreement dated July 7, 1993 between the Registrant and Michael West and Amendment thereto dated May 20, 1996
10.19**    Note Secured by Second Deed of Trust dated May 20, 1993 between the Registrant and
           Jeryl Lynn Hilleman and Amendment thereto dated May 20, 1996
10.20**    Note Secured by Second Deed of Trust dated December 1993 between the Registrant and Calvin B. Harley
10.21**    Note Secured by Second Deed of Trust dated September 30, 1995 between the
           Registrant and David L. Greenwood
10.22**    Note Secured by Second Deed of Trust dated September 30, 1995 between the
           Registrant and David L. Greenwood
10.23**    Common Stock Warrant dated May 4, 1994 issued by the Registrant to Cold Spring
           Harbor Laboratory
10.24**    Series C Preferred Stock Purchase Warrants issued to certain investors on June 29,
           1994
10.25*     Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and
           Pharmacia & Upjohn S.p.A.
11.1       Statement of Computation of Net Loss per Share
23.1       Consent of Ernst & Young LLP, Independent Auditors

EXHIBIT                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
24.1       Power of Attorney (see signature page)
27.1       Financial Data Schedule

---------------

   ** Incorporated by reference to identically numbered exhibits filed with the Registrant's
      Registration Statement Form S-1 which became effective July 30, 1996.
    + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
    * Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January
      24, 1997.
  *** Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration
      Statement Form S-1 which became effective July 30, 1996.
 **** Incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration
      Statement Form S-1 which became effective July 30, 1996.