Form 10-Q
period 1997-03-31
GERON CORPORATION
filed 1997-05-13
CIK 886744

                                 United States
                       Securities and Exchange Commission
                             Washington D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997

                                       or

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

                  230 Constitution Drive, Menlo Park, CA 94025
                    (Address of principal executive offices)

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

                    Yes   X           No
                        -----            -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value   Outstanding at April 11, 1997: 10,221,470

                               GERON CORPORATION
                                     INDEX



PART I.      FINANCIAL INFORMATION

             Item 1:  Financial Statements

                      Condensed Balance Sheets as of March 31, 1997 and
                        December 31, 1996

                      Condensed Statements of Operations for the three months
                        ended March 31, 1997 and 1996

                      Condensed Statements of Cash Flows for the three months
                        ended March 31, 1997 and 1996

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

             Item 3:  Defaults upon Senior Securities

             Item 4:  Submission of Matters to a Vote of Security Holders

             Item 5:  Other Information

             Item 6:  Exhibits and Reports on Form 8-K




SIGNATURES

                               GERON CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                             MARCH 31,         DECEMBER 31,
(In thousands, except share and per share amounts)                             1997               1996
                                                                             ---------         ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  8,322           $ 12,357
  Short-term investments                                                       12,992             11,912
  Other current assets                                                            790                752
                                                                             --------           --------
      Total current assets                                                     22,104             25,021

  Property and equipment, net                                                   2,913              2,968
  Notes receivable from officers                                                  574                624
  Deposits and other assets                                                       171                175
                                                                             --------           --------
                                                                             $ 25,762           $ 28,788
                                                                             ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    551           $    794
  Accrued compensation                                                            426                790
  Accrued liabilities                                                             762                790
  Deferred revenue                                                                 --                 --
  Current portion of capital lease obligations and equipment loans              1,145              1,179
                                                                             --------           --------
      Total current liabilities                                                 2,884              3,553

Noncurrent portion of capital lease obligations and equipment loans             1,527              1,644

Commitments

Stockholders' equity:
Common stock, $0.001 par value; 25,000,000 shares authorized at March 31, 1997 and December 31, 1996; 10,220,270 and
    10,040,415 shares issued and outstanding at March 31, 1997
    and December 31, 1996, respectively                                            10                 10
  Additional paid-in-capital                                                   63,336             61,174
  Notes receivable from stockholders                                             (116)              (119)
  Deferred compensation                                                          (931)            (1,003)
  Accumulated deficit                                                         (40,948)           (36,471)
                                                                             --------           --------
      Total stockholders' equity                                               21,351             23,591
                                                                             --------           --------
                                                                             $ 25,762           $ 28,788
                                                                             ========           ========

See accompanying notes.

                               GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



(In thousands, except share and per share amounts)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                  1997               1996
                                                               ----------         ----------
Revenues from collaborative agreement with related party       $       --         $    1,335
License fees & royalties                                               28                 --
                                                               ----------         ----------
     Total revenues                                                    28              1,335

Operating expenses:
  Research and development                                          3,935              3,294
  General and administrative                                          765                681
                                                               ----------         ----------
     Total operating expenses                                       4,700              3,975
                                                               ----------         ----------
Loss from operations                                               (4,672)            (2,640)

Interest and other income                                             323                306
Interest and other expense                                            (99)              (101)
                                                               ----------         ----------
Net loss                                                       $   (4,448)        $   (2,435)
                                                               ==========         ==========
Net loss per share:                                            $    (0.44)        $    (1.51)
                                                               ==========         ==========
Shares used in calculation of
   net loss per share:                                         10,178,271          1,617,314
                                                               ==========         ==========


See accompanying notes.

                               GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                     DECREASE IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)


                                                                                THREE MONTHS ENDED
(In thousands)                                                                      MARCH 31,
                                                                             ------------------------
                                                                               1997           1996
                                                                             ---------      ---------
Cash flows from operating activities:
   Net loss                                                                  $  (4,448)     $  (2,435)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                309            221
      Issuance of common and preferred stock in exchange
          for services rendered                                                     12              6
      Deferred compensation                                                         72             --
   Changes in assets and liabilities:
      Other current assets                                                         (38)          (170)
      Notes receivable from officers                                                50             18
      Deposits and other assets                                                      4             --
      Accounts payable                                                            (243)          (158)
      Accrued compensation                                                        (364)          (210)
      Accrued liabilities                                                          (28)          (101)
      Deferred revenue                                                              --         (1,335)
                                                                             ---------      ---------
Net cash used in operating activities                                           (4,674)        (4,164)

Cash flows from investing activities:
   Capital expenditures                                                           (254)           (15)
   Purchases of securities available-for-sale                                   (6,109)        (6,037)
   Proceeds from maturities of securities available-for-sale                     5,000          3,500
                                                                             ---------      ---------
Net cash used in investing activities                                           (1,363)        (2,552)

Cash flows from financing activities:
   Proceeds from equipment loans                                                   142             15
   Payments of obligations under capital leases and equipment loans               (293)          (233)
   Proceeds from issuance of common and preferred stock                          2,153          2,796
                                                                             ---------      ---------
Net cash provided by financing activities                                        2,002          2,578
                                                                             ---------      ---------
Net decrease in cash and cash equivalents                                       (4,035)        (4,138)

Cash and cash equivalents at the beginning of the period                        12,357         12,542
                                                                             ---------      ---------
Cash and cash equivalents at the end of the period                           $   8,322      $   8,404
                                                                             =========      =========



See accompanying notes.

                               GERON CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                  (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying condensed unaudited balance sheet as of March 31, 1997 and condensed statements of operations for the three-month period ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K. Unless otherwise indicated, all information herein has been reinstated to reflect the Company's 1-for-3.4 reverse stock split effected in July 1996 and the conversion of all outstanding Preferred Stock into Common Stock as of the closing of the Company's initial public offering in August 1996.

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

    Supplemental Net Loss Per Share Information

                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                    1997               1996
                                                                 ----------         ----------
    Supplemental net loss per share                              $    (0.44)        $    (0.31)

    Shares used in computing supplemental net loss per share     10,178,271          7,883,081

2.  CHANGE IN METHOD OF ACCOUNTING FOR EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on the net loss per share of the Company for the quarters ended March 31, 1997 and 1996 as common equivalent shares from stock options are already excluded from the Company's calculation as their effect is antidilutive.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of March 31, 1997, the Company's short-term investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

4.  SUBSEQUENT EVENTS

    In conjunction with signing the License and Research Collaboration Agreement with Pharmacia & Upjohn, S.p.A in March 1997, Pharmacia & Upjohn purchased 341,880 shares of Geron Common Stock at a price of $11.70 per share for an aggregate purchase price of $4,000,000 on April 25, 1997. In addition, Pharmacia & Upjohn made its first research support payment of $1,250,000 on April 21, 1997.

                               GERON CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in the section of this Item 2 titled "Additional Factors That May Affect Future Results".

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Geron is a biopharmaceutical company exclusively focused on discovering and developing therapeutic and diagnostic products based upon the common biological mechanisms underlying cancer and other age-related diseases.

On March 23, 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn"). In conjunction with the Pharmacia & Upjohn Agreement, Pharmacia & Upjohn will purchase $8,000,000 of Geron Common Stock at a premium in two installments, which is in addition to the $2,000,000 of Geron Common Stock purchased by Pharmacia & Upjohn in January 1997. Pharmacia & Upjohn will also provide committed research funding totaling $15 million over three years, milestone payments upon achievement of certain events and royalties on future product sales. Further, the Company has an option to exercise certain co-promotion rights in the United States. The transaction was approved by regulatory officials on April 4, 1997. On April 25, 1997, Pharmacia & Upjohn purchased $4,000,000 (the first of two installments) of Geron Common Stock at a premium.

The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements, as well as the progress of its research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. The Company does not expect to receive revenues or royalties based on therapeutic products for many years. See "Additional Factors That May Affect Future Results."

RESULTS OF OPERATIONS

REVENUES

Contract revenues from a collaborative agreement with a related party were none and $1.3 million for the three months ended March 31, 1997 and 1996, respectively. The contract revenues in 1996 were from research support payments under the Company's collaborative agreement with Kyowa Hakko Kogyo, Co. Ltd. (the "Kyowa Hakko Agreement"). Research support payments of $4.0 million under the Kyowa Hakko Agreement were received in April 1997 and 1996, respectively. The Company recognizes revenue as related research and development costs are incurred under the Kyowa Hakko Agreement. All of the funding received from Kyowa Hakko in 1996 was recognized as contract revenue during 1996. Contract revenues are expected to increase with the additional research and development funding to be received under the Pharmacia & Upjohn Agreement. In April 1997, the Company received the first quarterly research support payment of $1.25 million from Pharmacia & Upjohn.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3.9 million and $3.3 million for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily due to increases in scientific staffing, expanded patent related activities, amortization of deferred compensation and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $765,000 and $681,000 for the three months ended March 31, 1997 and 1996, respectively. The overall increase in expenses for the three month period was primarily due to the increases in staffing, amortization of deferred compensation, higher legal, travel, and other expenses related to business development and other costs of being a public company.

INTEREST AND OTHER INCOME

Interest income was $318,000 and $200,000 for the three months ended March 31, 1997 and 1996, respectively. The increase was due to higher average cash and investment balances as a result of the sale of equity securities to Pharmacia & Upjohn, completion of the Company's initial public offering and research funding received under the Kyowa Hakko Agreement. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $5,000 and $106,000 in research payments under government grants for the three months ended March 31, 1997 and 1996, respectively. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expenses were $99,000 and $101,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease was due to lower outstanding lease obligations as a result of certain leases expiring during the quarter. The Company expects interest and other expense to remain consistent with prior years as expiring leases are replaced with new leases over the coming year.

NET LOSS

Net loss was $4.4 million and $2.4 million for the three months ended March 31, 1997 and 1996, respectively. The increase was due primarily to the increases in operating expenses during 1997 and the recognition of all the Kyowa Hakko contract revenue in 1996.


LIQUIDITY AND CAPITAL RESOURCES

In December 1996, the Company signed a Heads of Agreement with Pharmacia & Upjohn. In conjunction with the Heads of Agreement, Pharmacia & Upjohn purchased $2,000,000 of Geron Common Stock at a premium in January 1997. On April 25, 1997, Pharmacia & Upjohn purchased $4,000,000 (the first of two installments) of Geron Common Stock at a premium.

Cash, cash equivalents and short-term investments at March 31, 1997 were $21.3 million compared to $13.9 million at March 31, 1996. The increase in cash, cash equivalents and short-term investments for 1997 was primarily due to the completion of the Company's initial public offering in August 1996 and the sale of equity securities to Pharmacia & Upjohn. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

Net cash used in operations increased to $4.7 million for the three months ended March 31, 1997 compared to $4.2 million for the comparable period in 1996. The increase resulted primarily from increased research and development expenditures for the Company's research programs.

For the three months ended March 31, 1997, additions of equipment and leasehold improvements totaled approximately $254,000 of which approximately $142,000 was financed through equipment financing arrangements. At March 31, 1997, the Company had approximately $685,000 available for borrowing under its equipment financing facility.

The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn and Kyowa Hakko Agreements, interest income and equipment financing will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor or screen for cancer. Although the Company's licensees, Oncor, Boehringer Mannheim and Kyowa Medex have commenced the sale of diagnostic kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use. With respect to the Company's Genomics of Aging program, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any lead compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such lead compound will be discovered or developed. The part of the Company's Genomics of Aging program that is designed to modulate telomere length is at an early stage of development. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. The Company's Primordial Stem Cell Therapies program is also at an early stage. While primate PS cells have been isolated and allowed to differentiate into numerous cell types, there can be no assurance that the Company's efforts in this program will result in any commercial applications.

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

EARLY STAGE OF DEVELOPMENT

Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it will most likely be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. The review process at the FDA can take several years, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for many years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

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

In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement") for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Under the collaboration, Kyowa Hakko provides certain funding for the Company's research and development activities and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses in the covered territory. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 7, 2000, at the earliest. The Kyowa Hakko Agreement also provides in general that, while Geron exercises significant influence during the research phase, Kyowa Hakko exercises significant influence during the development and commercialization phases of the collaboration. In March 1997, the Kyowa Hakko Agreement was amended to extend its term until April 2000 to make certain other changes in connection with the signing of the Pharmacia & Upjohn Agreement (as defined below). There can be no assurance that the collaboration will be successful.

On March 23, 1997 the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn, S.p.A. to collaborate in the discovery, development and commercialization of a new class of anticancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide certain funding of the Company's research and development activities and will be responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. As with the Kyowa Hakko Agreement, the Company exercises significant influence during the research phase of the collaboration while Pharmacia & Upjohn will exercise significant influence during the development and commercialization phases of the collaboration. There can be no assurance that the collaboration will be successful. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology for the treatment of cancer in humans. If and when a telomerase inhibitor is selected for development and commercialization under the Agreements, the Company will be significantly dependent upon the activities of Pharmacia & Upjohn and Kyowa Hakko for the successful commercialization of such product. Any failure of Pharmacia & Upjohn and Kyowa Hakko to develop or commercialize a telomerase inhibitor (if and when selected) will have a material and adverse effect on the Company.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns four issued United States patents and over 40 United States patent applications and has licensed eight issued United States patents and over 40 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

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

The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. In this regard, the Company has been in discussion with an academic institution with respect to a research collaboration for the development of certain technology related to its Primordial Stem Cell Therapies program. In July 1996, a third party notified the Company that if the Company enters into such an arrangement, the Company will violate the rights of such third party. As of the date of this Form 10-Q, the Company is continuing negotiations with the institution with a view toward entering into an arrangement with the institution. The Company must, prior to entering into such an arrangement, complete scientific and legal due diligence and successfully negotiate the terms of such an arrangement, as to which there can be no assurance. If such an arrangement is entered into, the Company believes it has substantial defenses to any claims that might be asserted by such third party.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which would have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn and Kyowa Hakko Agreements, interest income and equipment financing will be sufficient to fund its current and planned operations through 1998. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

Geron has incurred net operating losses in every year of operation since its inception in 1990. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses over the next several years as the Company's research and development efforts and preclinical testing are expanded. Substantially all of the Company's revenues to date have been research support payments under the Kyowa Hakko Agreement. Research support payments under the Kyowa Hakko Agreement expire in April 1998. Research payments under the Pharmacia & Upjohn Agreement expire in January 2000. In addition, the Company is unable to determine at this time the level of the revenue to be received from the sale of diagnostic products, if any, but does not expect to receive significant revenues from the sale of research-use-only kits. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to select successfully therapeutic compounds for development, obtain the required regulatory consents and manufacture and market any resulting products. There can be no assurance when or if the Company will receive revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair the Company's ability to sustain operations.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 35% of the outstanding shares of Common Stock and are able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,220,000 shares of Common Stock as of March 31, 1997. Kyowa Hakko has agreed not to sell the 312,500 shares of Common Stock held by it until July 30, 1997 and Pharmacia & Upjohn S.p.A. has agreed not to sell the 441,685 shares held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). The SEC has adopted amendments to Rule 144 and Rule 701 of the Securities Act to shorten the holding period required for shares issued in reliance on exceptions from the Securities Act ("Restricted Shares"), which amendments became effective on April 29, 1997. As a result of the amendments, as of April 29, 1997, the Company's outstanding Restricted Shares will be eligible for sale in the public market subject to Rule 144 and Rule 701 under the Securities Act, except for those shares sold to Kyowa Hakko and Pharmacia & Upjohn. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

                          None

             ITEM 5.      OTHER INFORMATION

                          None

             ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                          (a)     EXHIBITS


                                10.26*  License and Research Collaboration Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn, S.p.A.

                                10.27*  Amendment No. 2 to License and Research Collaboration Agreement
                                        dated  April 24, 1995 between Registrant and Kyowa Hakko Kogyo, Co.,
                                        Ltd. dated March 23, 1997

                                10.28*  Three Party Agreement dated March 23, 1997 by and among Registrant,
                                        Kyowa Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn, S.p.A.

                                10.29*  Common Stock Purchase Agreement dated March 23, 1997 between
                                        Registrant and Pharmacia & Upjohn, S.p.A.

                                10.30*  Intellectual Property License Agreement dated December 9, 1996 between Registrant and the University Technology Corporation

                                10.31   Second Amendment to Note Secured by
                                        Second Deed of Trust with Hilleman

                                10.32   Second Amendment to Note Secured by
                                        Stock Pledge Agreement with West

                                10.33   First Amendment to Note Secured by Deed
                                        of Trust with Harley

                                10.34   Note Secured by Second Deed of Trust
                                        with Greenwood

                                11.1    Computation of Net Loss Per Share

                                27.1    Financial Data Schedule




             _______________
             * Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

                           (b)    REPORTS ON FORM 8-K

                                 (i)       The Company filed the following
                                    reports on Form 8-K relating to the
                                    issuance of certain press releases:

                                    Form 8-K
                                    Report Date:  December 23, 1996
                                    Filing Date:   January 3, 1997
                                    Item 5:  Other Events
                                    Item 7(c):  Exhibits

                                    Form 8-K
                                    Report Date:  March 23, 1997
                                    Filing Date:    March 26, 1997
                                    Item 5:  Other Events
                                    Item 7(c):  Exhibits

                                (ii)       The Company filed the following
                                    reports on Form 8-K relating to the
                                    issuance of securities pursuant to
                                    Regulation S promulgated under the
                                    Securities Act of 1933, as amended:

                                    Form 8-K
                                    Report Date: January 10, 1997
                                    Filing Date: January 24, 1997
                                    Item 7(c):  Exhibits
                                    Item 9:  Sale of Equity Securities Pursuant
                                    to Regulation S





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

Date: May 9, 1997

                               INDEX TO EXHIBITS




           EXHIBIT
           NUMBER          DESCRIPTION
           -------         -----------
           10.26*          License and Research Collaboration Agreement dated March 23, 1997 between
                           Registrant and Pharmacia & Upjohn, S.p.A.

           10.27*          Amendment No. 2 to License and Research Collaboration Agreement dated
                           April 24, 1995 between Registrant and Kyowa Hakko Kogyo Co., Ltd., dated
                           March 23, 1997

           10.28*          Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa
                           Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn, S.p.A.

           10.29*          Common Stock Purchase Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn, S.p.A.

           10.30*          Intellectual Property License Agreement dated December 9, 1996 between
                           Registrant and the University Technology Corporation

           10.31           Second Amendment to Note Secured by Second Deed of Trust with Hilleman

           10.32           Second Amendment to Note Secured by Stock Pledge Agreement with West

           10.33           First Amendment to Note Secured by Deed of Trust with Harley

           10.34           Note Secured by Second Deed of Trust with Greenwood

           11.1            Computation of Net Loss Per Share

           27.1            Financial Data Schedule





           ________________
             * Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.