Form 10-Q
period 1997-06-30
GERON CORPORATION
filed 1997-08-11
CIK 886744

================================================================================



                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to
         __________.

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

       Registrant's telephone number, including area code: (650) 473-7700

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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value             Outstanding at August 6, 1997:
                                                            10,667,858

================================================================================

                                GERON CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION
          Item 1:       Financial Statements

                        Condensed Balance Sheets as of June 30, 1997 and December 31, 1996

                        Condensed Statements of Operations for the three and six months ended
                        June 30, 1997 and 1996

                        Condensed Statements of Cash Flows for the six months ended
                        June 30, 1997 and 1996

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

          Item 3:       Defaults upon Senior Securities

          Item 4:       Submission of Matters to a Vote of Security Holders

          Item 5:       Other Information

          Item 6:       Exhibits and Reports on Form 8-K

SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                                           JUNE 30,                DECEMBER 31,
                                                                                             1997                      1996
                                                                                           ---------                 ---------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $  10,379                 $  12,357
  Short-term investments                                                                      16,113                    11,912
  Other current assets                                                                         1,042                       752
                                                                                           ---------                 ---------
      Total current assets                                                                    27,534                    25,021

  Property and equipment, net                                                                  2,753                     2,968
  Notes receivable from officers                                                                 546                       624
  Deposits and other assets                                                                      172                       175
                                                                                           ---------                 ---------
                                                                                           $  31,005                 $  28,788
                                                                                           =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $     592                 $     794
  Accrued compensation                                                                           399                       790
  Accrued liabilities                                                                            604                       790
  Deferred revenue                                                                             2,925                        --
  Current portion of capital lease obligations and equipment loans                             1,123                     1,179
                                                                                           ---------                 ---------
      Total current liabilities                                                                5,643                     3,553

Noncurrent portion of capital lease obligations and equipment loans                            1,394                     1,644

Stockholders' equity:
  Common stock                                                                                    11                        10
  Additional paid-in-capital                                                                  67,579                    61,174
  Notes receivable from stockholders                                                             (83)                     (119)
  Deferred compensation                                                                         (859)                   (1,003)
  Accumulated deficit                                                                        (42,680)                  (36,471)
                                                                                           ---------                 ---------
      Total stockholders' equity                                                              23,968                    23,591
                                                                                           ---------                 ---------
                                                                                           $  31,005                 $  28,788
                                                                                           =========                 =========

See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)




                                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                    JUNE 30,                                    JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            1997                 1996                 1997                  1996
                                                            ----                 ----                 ----                  ----
Revenues from collaborative agreements
     with related parties                               $      2,225         $      1,527         $      2,225         $      2,862
License fees & royalties                                          21                   50                   49                   50
                                                        ------------         ------------         ------------         ------------
     Total revenues                                            2,246                1,577                2,274                2,912

Operating expenses:
  Research and development                                     3,650                3,411                7,585                6,705
  General and administrative                                     817                  856                1,582                1,537
                                                        ------------         ------------         ------------         ------------
     Total operating expenses                                  4,467                4,267                9,167                8,242
                                                        ------------         ------------         ------------         ------------
Loss from operations                                          (2,221)              (2,690)              (6,893)              (5,330)

Interest and other income                                        561                  327                  884                  633
Interest and other expense                                      (103)                 (96)                (202)                (197)
                                                        ------------         ------------         ------------         ------------
Net loss                                                $     (1,763)        $     (2,459)        $     (6,211)        $     (4,894)
                                                        ============         ============         ============         ============


Net loss per share:                                     $      (0.17)        $      (1.47)        $      (0.60)        $      (2.97)
                                                        ============         ============         ============         ============

Shares used in calculation of
   net loss per share:                                    10,536,371            1,675,147           10,357,321            1,646,230

See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 1997           1996
                                                                               ---------      ---------
Cash flows from operating activities:
   Net loss                                                                    $   (6,211)    $  (4,894)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                  629            448
      Issuance of common and preferred stock in exchange
          for services rendered                                                       73             22
      Deferred compensation                                                          144            144
   Changes in assets and liabilities:
      Other current assets                                                          (290)          (155)
      Notes receivable from officers                                                  78            130
      Deposits and other assets                                                        3              5
      Accounts payable                                                              (202)          (136)
      Accrued compensation                                                          (391)           (71)
      Accrued liabilities                                                           (104)           192
      Deferred revenue                                                             2,925          1,038
                                                                               ---------      ---------
Net cash used in operating activities                                             (3,346)        (3,277)

Cash flows from investing activities:
   Capital expenditures                                                             (414)          (146)
   Purchases of securities available-for-sale                                    (14,188)       (11,627)
   Proceeds from maturities of securities available-for-sale                       9,989          3,500
                                                                               ---------      ---------
Net cash used in investing activities                                             (4,613)        (8,273)

Cash flows from financing activities:
   Proceeds from equipment loans                                                     263            138
   Payments of obligations under capital leases and equipment loans                 (569)          (470)
   Proceeds from issuance of common and preferred stock                            6,287          3,010
                                                                               ---------      ---------
Net cash provided by financing activities                                          5,981          2,678
                                                                               ---------      ---------
Net decrease in cash and cash equivalents                                         (1,978)        (8,872)

Cash and cash equivalents at the beginning of the period                          12,357         12,542
                                                                               ---------      ---------
Cash and cash equivalents at the end of the period                             $  10,379      $   3,670
                                                                               =========      =========

See accompanying notes.

                                GERON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying condensed unaudited balance sheet as of June 30, 1997 and condensed statements of operations for the three and six month periods ended June 30, 1997 and 1996 of Geron Corporation ("Geron" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K. Unless otherwise indicated, all information herein has been restated to reflect the Company's 1-for-3.4 reverse stock split effected in July 1996 and the conversion of all outstanding Preferred Stock into Common Stock as of the closing of the Company's initial public offering in August 1996.

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

     Supplemental Net Loss Per Share Information

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                     1997             1996             1997               1996
                                                 -----------      -----------       ----------        -----------
      Supplemental net loss per share            $    (0.17)      $    (0.34)       $    (0.60)       $    (0.68)

      Shares used in computing
         supplemental net loss per share         10,536,371        7,315,047        10,357,321         7,237,339

2.  CHANGE IN METHOD OF ACCOUNTING FOR EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on the net loss per share of the Company for the quarters ended June 30, 1997 and 1996 as common equivalent shares from stock options are already excluded from the Company's calculation as their effect is antidilutive.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of June 30, 1997, the Company's short-term investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

                                GERON CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in the section of this Item 2 titled "Additional Factors That May Affect Future Results."

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

The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements, as well as the progress of its research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. The Company does not expect to receive revenues or royalties based on therapeutic products for a period of years. See "Additional Factors That May Affect Future Results."

RESULTS OF OPERATIONS

REVENUES

Contract revenues from collaborative agreements with related parties were $2.2 million for the three and six months ended June 30, 1997, respectively, compared to $1.5 million and $2.9 million for the comparable periods in 1996. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements. The contract revenues in 1996 were solely research support payments under the Company's collaborative agreement with Kyowa Hakko and all of the funding received from Kyowa Hakko in 1996 was recognized as contract revenue during 1996. The Company signed a collaborative agreement with Pharmacia & Upjohn in March 1997. In April 1997, the Company received research funding of $1.25 million from Pharmacia & Upjohn and $4.0 million from Kyowa Hakko.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3.7 million and $7.6 million for the three and six months ended June 30, 1997, respectively, compared to $3.4 million and $6.7 million for the comparable periods in 1996. The increases were primarily due to increases in scientific staffing, expanded patent related activities, amortization of deferred compensation and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $817,000 and $1.6 million for the three and six months ended June 30, 1997, respectively, compared to $856,000 and $1.5 million for the comparable periods in 1996. The overall increase in expenses for the six month period was primarily due to the amortization of deferred compensation, higher legal, travel, and other expenses related to business development and other costs of being a public company.

INTEREST AND OTHER INCOME

Interest income was $355,000 and $673,000 for the three and six months ended June 30, 1997, respectively, compared to $205,000 and $405,000 for the comparable periods in 1996. The increase was due to higher average cash and investment balances as a result of the sale of equity to Pharmacia & Upjohn, completion of the Company's initial public offering and research funding received under collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $206,000 and $211,000 in research payments under government grants for the three and six months ended June 30, 1997, respectively, compared to $122,000 and $228,000 for the comparable periods in 1996. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expenses were $103,000 and $202,000 for the three and six months ended June 30, 1997, respectively, compared to $96,000 and $197,000 for the comparable periods in 1996. The increase was due to higher outstanding lease obligations during the quarter.

NET LOSS

Net loss was $1.8 million and $6.2 million for the three and six months ended June 30, 1997, respectively, compared to $2.5 million and $4.9 million for the comparable periods in 1996. The decrease in net loss for the quarter was a result of greater revenue recognition in the current quarter from increased research support payments from collaborative agreements which more than offset an increase in operating expenses. The increase for the six month period was primarily the result of the recognition of all the Kyowa Hakko contract revenue in 1996.

LIQUIDITY AND CAPITAL RESOURCES

On April 25, 1997, in connection with a License and Collaboration Agreement, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock at a premium.

Cash, cash equivalents and short-term investments at June 30, 1997 were $26.5 million compared to $14.8 million at June 30, 1996. The increase in cash, cash equivalents and short-term investments for 1997 was primarily due to the completion of the Company's initial public offering in August 1996 and the sale of equity to Pharmacia & Upjohn. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

Net cash used in operations remained consistent at $3.3 million for the six months ended June 30, 1997 and 1996. This is due to an increase in deferred revenue which offset the increase in net loss for the six months ended June 30, 1997. Deferred revenue increased as a result of additional research funding received from Pharmacia & Upjohn during the second quarter of 1997.

For the six months ended June 30, 1997, additions of equipment and leasehold improvements totaled approximately $414,000 of which approximately $263,000 was financed through equipment financing arrangements. At June 30, 1997, the Company was in the process of negotiating a new commitment for $1.0 million in equipment financing.

The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn and Kyowa Hakko Agreements, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor or screen for cancer. Although the Company's licensees, Oncor, Boehringer Mannheim and Kyowa Medex have commenced the sale of diagnostic kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use. With respect to the Company's Genomics of Aging program, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any lead compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such lead compound will be discovered or developed. The part of the Company's Genomics of Aging program that is designed to modulate telomere length is at an early stage of development. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. The Company's Primordial Stem Cell program is also at an early stage. While primate Primordial Stem ("PS") cells have been isolated and allowed to differentiate into numerous cell types, there can be no assurance that the Company's efforts in this program will result in any commercial applications.

The Company may become aware of technology controlled by third parties that is advantageous to the Company's programs. There can be no assurance that the Company will be able to acquire or license such technology on reasonable terms, if at all. In the event that the Company is unable to acquire such technology, the Company may be required to expend significant time and resources to develop similar technology, and there can be no assurance that it will be successful in this regard. If the Company cannot acquire or develop necessary technology, it may be prevented from pursuing certain business objectives. Moreover, a competitor of the Company could acquire or license such technology. Any such event could have a material adverse effect on the Company.

EARLY STAGE OF DEVELOPMENT

Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it will most likely be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. The review process at the FDA can take several years, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for a period of years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

DEPENDENCE ON STRATEGIC AND RESEARCH COLLABORATIONS

The Company's strategy for the development, clinical testing and commercialization of its products includes entering into collaborations with corporate partners, licensors, licensees and others, and the Company is dependent upon the subsequent success of these other parties in performing their respective responsibilities. The success of any collaboration depends on the continued cooperation of its partners, as to which there can be no assurance. The amount and timing of resources to be devoted to activities by its collaborators are not within the direct control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any benefits from such arrangements. There can also be no assurance that the Company's current collaborators or any future collaborators will not pursue existing or alternative technologies in preference to those being developed in collaboration with the Company.

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

In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement") for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Under the collaboration, Kyowa Hakko provides certain funding for the Company's research and development activities and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses in the covered territory. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 7, 2000, at the earliest. The Kyowa Hakko Agreement also provides in general that, while Geron exercises significant influence during the research phase, Kyowa Hakko exercises significant influence during the development and commercialization phases of the collaboration. In March 1997, the Kyowa Hakko Agreement was amended to extend its term until April 2000 and to make certain other changes in connection with the signing of the Pharmacia & Upjohn Agreement (as defined below).

On March 23, 1997 the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn, S.p.A. to collaborate in the discovery, development and commercialization of a new class of anticancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide certain funding of the Company's research and development activities and will be primarily responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. Geron has certain promotion rights with corresponding clinical expense obligations. As with the Kyowa Hakko Agreement, the Company exercises significant influence during the research phase of the collaboration while Pharmacia & Upjohn will exercise significant influence during the development and commercialization phases of the collaboration. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense and gene therapy technology outside Asia, for the treatment of cancer in humans. If and when a telomerase inhibitor is selected for development and commercialization under the Agreements, the Company will be significantly dependent upon the activities of Pharmacia & Upjohn and Kyowa Hakko for the successful commercialization of such product. Any failure of Pharmacia & Upjohn and Kyowa Hakko to develop or commercialize a telomerase inhibitor (if and when selected) will have a material adverse effect on the Company.

The Company has also entered into licensing arrangements with several diagnostic companies for the Company's telomerase detection technology. However, because these licenses are limited to the research-use-only market, such arrangements are not expected to generate significant commercial revenues.

There can be no assurance that the Company will be able to negotiate additional strategic arrangements in the future on acceptable terms, if at all, or that such strategic arrangements will be successful. In the absence of such arrangements, the Company may encounter significant delays in introducing any product or find that the research, development, manufacture, marketing or sale of any product is adversely affected. In the event that the Company does not enter into such arrangements, it may be materially adversely affected.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns five (5) issued United States patents and over 40 United States patent applications and has licensed 13 issued United States patents and over 40 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

Patent law relating to the scope and enforceability of claims in the fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications that have been filed by others with respect to telomerase and telomere length modulation. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by the Company or its licensors. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. In this regard, the Company has been in discussion with an academic institution with respect to a research collaboration for the development of certain technology related to its Primordial Stem Cell program. In

July 1996, a third party notified the Company and the academic institution that if the Company enters into such an arrangement, the Company and the academic institution will violate the rights of such third party. If the Company enters into a relationship with the academic institution, the Company would indemnify the academic institution for any claims brought by the third party against the academic institution. After a review of the correspondence with the third party, the Company believes that the third party's claims would fall into three general categories: patent infringement, misuse of confidential information and breach of contract. As of the date of this Form 10-Q, the Company is continuing negotiations with the institution with a view toward entering into licensing and sponsored research agreements. If such an arrangement is entered into, the Company believes it and the academic institution have substantial defenses to any claims that might be asserted by such third party. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from the Company's research programs and there can be no assurance that the Company would be successful in any such litigation. If the outcome of any such litigation is unfavorable to the Company, the Company could be materially and adversely affected.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which would have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn and Kyowa Hakko Agreements, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1998. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

Geron has incurred net operating losses in every year of operation since its inception in 1990. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses over the next several years as the Company's research and development efforts and preclinical testing are expanded. Substantially all of the Company's revenues to date have been research support payments under the collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Research support payments under the Kyowa Hakko Agreement expire in April 1998. Research payments under the Pharmacia & Upjohn Agreement expire in January 2000. In addition, the Company is unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, but does not expect to receive significant revenues from the sale of research-use-only kits. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to select therapeutic compounds for development, obtain the required regulatory approvals and manufacture and market resulting products. There can be no assurance when or if the Company will receive material revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair the Company's ability to sustain operations.

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

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified scientific and management personnel, consultants and advisors is critical to the Company's success. The Company faces competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms and the failure to do so would have a material adverse effect on the Company.

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF PRIMORDIAL STEM CELL PROGRAM

The Company's Primordial Stem Cell program may involve the use of PS cells that would be derived from human embryonic tissue, and therefore may raise certain ethical, legal and social issues regarding the appropriate utilization of this tissue. The use of embryonic tissue in scientific research is an issue of national interest. Many research institutions, including certain of the Company's scientific collaborators, have adopted policies regarding the ethical use of these types of human tissue. These policies may have the effect of limiting the scope of research conducted in this area, resulting in reduced scientific progress. In addition, the United States government and its agencies currently do not fund research which involves the use of such tissue and may in the future regulate or otherwise restrict its use. The inability of the Company to conduct research on these cells due to such factors as government regulation or otherwise could have a material adverse effect on the program. In the event the Company's research related to PS cell therapies becomes the subject of adverse commentary or publicity, the Company's name and goodwill could be adversely affected.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 30% of the outstanding shares of Common Stock and are able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,660,000 shares of Common Stock as of June 30, 1997. Pharmacia & Upjohn S.p.A. has agreed not to sell the 441,685 shares held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). The SEC has adopted amendments to Rule 144 and Rule 701 of the Securities Act to shorten the holding period required for shares issued in reliance on exceptions from the Securities Act ("Restricted Shares"), which amendments became effective on April 29, 1997. As a result of the amendments, as of April 29, 1997, the Company's outstanding Restricted Shares will be eligible for sale in the public market subject to Rule 144 and Rule 701 under the Securities Act, except for those shares sold to Pharmacia & Upjohn. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

There has been a history of significant volatility in the market price for shares of biopharmaceutical companies, and it is likely that the market price of the Common Stock will be similarly volatile. Prices for the Common Stock may be influenced by many factors, including the depth of the market for the Common Stock, investor perception of the Company, fluctuations in the Company's operating results and market conditions relating to the biopharmaceutical and pharmaceutical industries. In addition, the market price of the Common Stock may be influenced by announcements of technological innovations, new commercial products or clinical progress or the lack thereof by the Company, its collaborative partners or its competitors. In addition, announcements concerning regulatory developments, developments with respect to proprietary rights and the Company's collaborations as well as other factors could also have a significant impact on the Company's business and the market price of the Common Stock. Finally, future sales of substantial amounts of Common Stock by existing stockholders could also adversely affect the prevailing price of the Common Stock.

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

                  None.

        ITEM 2.   CHANGES IN SECURITIES

                  None

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 1997 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 23, 1997, at 9:00 a.m. local time at the Company headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 6,744,056 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

                  (a) As listed below, all of the nominees for Class I Directors were elected at the meeting:

                                                    NO. OF COMMON     NO. OF COMMON
                           NAME OF NOMINEE          VOTES IN FAVOR    VOTES WITHHELD
                           ------------------       --------------    --------------
                           Charles M. Hartman          6,734,056         10,000

                           John P. Walker              6,734,056         10,000

                           Michael D. West, Ph.D       6,734,056         10,000

                (b) The approval of an amendment to the Company's 1992 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such Plan by 800,000 shares. There were 5,056,114 shares of Common Stock voting in
                           favor, 643,341 shares of Common
                           Stock voting against, 210,483 shares
                           of Common Stock abstaining and
                           834,118 broker non-votes.

                 (c) The ratification of the appointment of Ernst & Young LLP as the
                           Company's independent accountants
                           for the fiscal year ending December
                           31, 1997. There were 6,698,919
                           shares of Common Stock voting in
                           favor, 2,870 shares of Common Stock
                           voting against, 10,000 shares of
                           Common Stock abstaining and 32,267
                           broker non-votes.

       ITEM 5.         OTHER INFORMATION

                       None

       ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                       (a)     EXHIBITS

                               11.1       Computation of Net Loss Per Share

                               27.1       Financial Data Schedule

                       (b)     REPORTS ON FORM 8-K

                               No Reports on Form 8-K were filed
                               during the quarter ended June 30, 1997.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GERON CORPORATION


                           By: /s/ David L. Greenwood
                              -------------------------------
                           David L. Greenwood
                           Chief Financial Officer, Treasurer and Secretary (Duly Authorized Signatory and Principal Financial and Accounting Officer)

Date: August 11, 1997

                                INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                    DESCRIPTION
    ------                    -----------

     11.1          Computation of Net Loss Per Share

     27.1          Financial Data Schedule