Form 10-Q
period 1997-09-30
GERON CORPORATION
filed 1997-11-14
CIK 886744

================================================================================

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to ________.

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

Class:                                          Outstanding at
   Common Stock $0.001 par value                   November 6, 1997: 10,773,845

================================================================================

                                GERON CORPORATION
                                      INDEX



  PART I.    FINANCIAL INFORMATION

             Item 1:  Financial Statements

                      Condensed Balance Sheets as of September 30, 1997 and December 31, 1996

                      Condensed Statements of Operations for the three and nine months ended September 30, 1997 and 1996

                      Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

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

             Item 3:  Defaults upon Senior Securities

             Item 4:  Submission of Matters to a Vote of Security Holders

             Item 5:  Other Information

             Item 6:  Exhibits and Reports on Form 8-K


  SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                1997              1996
                                                             ------------       ------------
                                                             (UNAUDITED)
   ASSETS
   Current assets:
     Cash and cash equivalents                                  $ 4,908           $  12,357
     Short-term investments                                      19,127              11,912
     Other current assets                                         1,258                 752
                                                                -------           ---------
         Total current assets                                    25,293              25,021

     Property and equipment, net                                  2,540               2,968
     Notes receivable from officers                                 341                 624
     Deposits and other assets                                      172                 175
                                                                -------           ---------
                                                                $28,346           $  28,788
                                                                =======           =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                           $   503           $     794
     Accrued compensation                                           385                 790
     Accrued liabilities                                            679                 790
     Deferred revenue                                             1,950                  --
     Current portion of capital lease obligations and
       equipment loans                                            1,127               1,179
                                                                -------           ---------
         Total current liabilities                                4,644               3,553

   Noncurrent portion of capital lease obligations and
      equipment loans                                             1,331               1,644

   Stockholders' equity:
     Common stock                                                    11                  10
     Additional paid-in-capital                                  67,778              61,174
     Notes receivable from stockholders                              --                (119)
     Deferred compensation                                         (786)             (1,003)
     Accumulated deficit                                        (44,632)            (36,471)
                                                                -------           ---------
         Total stockholders' equity                              22,371              23,591
                                                                -------           ---------
                                                                $28,346           $  28,788
                                                                =======           =========

   See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                              ----------------------       ----------------------
                                                1997          1996           1997           1996
                                              -------       --------       -------        -------
   Revenues from collaborative agreements
        with related parties                  $ 2,225       $  1,511       $ 4,450        $ 4,373
   License fees and royalties                      14              3            63             53
                                              -------       --------       -------        -------
        Total revenues                          2,239          1,514         4,513          4,426

   Operating expenses:
     Research and development                   3,734          3,756        11,319         10,461
     General and administrative                   818            808         2,401          2,345
                                              -------       --------       -------        -------
        Total operating expenses                4,552          4,564        13,720         12,806
                                              -------       --------       -------        -------
   Loss from operations                        (2,313)        (3,050)       (9,207)        (8,380)

   Interest and other income                      452            483         1,336          1,116
   Interest and other expense                     (98)           (94)         (299)          (291)
                                              -------       --------       -------        -------
   Net loss                                   $(1,959)      $ (2,661)      $(8,170)       $(7,555)
                                              =======       ========       =======        =======


   Net loss per share:                        $ (0.18)      $  (0.38)      $ (0.78)       $  (2.19)
                                              =======       ========       =======        ========

   Shares used in calculation of
      net loss per share:                     10,711,391    7,046,618      10,475,524     3,446,358
                                              ==========    =========      ==========     =========


See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (In thousands)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 ------------------
                                                                   1997       1996
                                                                 -------    -------
    Cash flows from operating activities:
       Net loss                                                  $(8,170)   $(7,555)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                              968        688
          Issuance of common and preferred stock in exchange
              for services rendered                                  130         22
          Deferred compensation                                      217        217
       Changes in assets and liabilities:
          Other current assets                                      (506)      (606)
          Notes receivable from officers                             283        145
          Deposits and other assets                                    3        248
          Accounts payable                                          (291)        43
          Accrued compensation                                      (405)        67
          Accrued liabilities                                        (29)       506
          Deferred revenue                                         1,950       (473)
                                                                 -------    --------
    Net cash used in operating activities                         (5,850)    (6,698)
    Cash flows from investing activities:
       Capital expenditures                                         (540)      (321)
       Purchases of securities available-for-sale                (21,044)   (15,623)
       Proceeds from maturities of securities
         available-for-sale                                       13,838      7,700
                                                                 -------    -------
    Net cash used in investing activities                         (7,746)    (8,244)

    Cash flows from financing activities:
       Proceeds from equipment loans                                 498        313
       Payments of obligations under capital leases and
         equipment loans                                            (863)      (747)
       Proceeds from issuance of common and preferred stock        6,512     19,843
                                                                 -------    -------
    Net cash provided by financing activities                      6,147     19,409
                                                                 -------    -------
    Net decrease in cash and cash equivalents                     (7,449)     4,467
    Cash and cash equivalents at the beginning of the period      12,357     12,542
                                                                 -------    -------
    Cash and cash equivalents at the end of the period           $ 4,908    $17,009
                                                                 =======    =======


See accompanying notes.

                                GERON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying condensed unaudited balance sheet as of September 30, 1997 and condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996 of Geron Corporation ("Geron" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K. Unless otherwise indicated, all information herein has been restated to reflect the Company's 1-for-3.4 reverse stock split effected in July 1996 and the conversion of all outstanding Preferred Stock into Common Stock as of the closing of the Company's initial public offering in August 1996.

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

   Supplemental Net Loss Per Share Information

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                               1997        1996            1997           1996
                                           ----------    ---------     -----------     ----------
    Supplemental net loss per share        $   (0.18)    $  (0.29)     $    (0.78)     $   (0.96)

    Shares used in computing
      supplemental net loss per share      10,711,391    9,133,370      10,475,524      7,869,349

2. CHANGE IN METHOD OF ACCOUNTING FOR EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on the net loss per share of the Company for the quarters ended September 30, 1997 and 1996 as common equivalent shares from stock options are already excluded from the Company's calculation as their effect is antidilutive.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of September 30, 1997, the Company's short-term investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

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

Geron is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products based upon the common biological mechanisms underlying cancer and other age-related diseases.

In July 1997, the Company announced the issuance of three U.S. patents relating to the Company's telomerase therapeutic and diagnostic development programs. The first patent relates to Geron's proprietary telomerase inhibitor screening assay in which a test agent is incubated with telomerase, and a probe is used to detect telomerase products. The second patent relates to Geron's novel assay for telomerase activity, called Telomeric Repeat Amplification Protocol (TRAP) and related assays. The third patent claims cancer prognostic methods in which the level of telomerase activity in a cancer cell is correlated with the severity and outcome of the disease.

The Company has entered into and intends to continue to enter into research agreements selectively with leading academic and research institutions to enhance its research and development activities. In July 1997, the Company signed an agreement with Synteni, Inc. to utilize Synteni's Gene Expression Micro-Array (GEM(TM)) technology in Geron's drug discovery programs targeting age-related disorders. GEMs will be used to identify gene expression patterns in a number of clinically relevant populations of senescent cells.

In August 1997, the Company signed licensing and sponsored research agreements with The Johns Hopkins University School of Medicine and John D. Gearhart, M.D., Ph.D., Professor of Gynecology and Obstetrics to collaborate in the identification and isolation of human primordial stem cells.

In August 1997, Company scientists with Dr. Thomas Cech at University of Colorado announced the cloning of the human telomerase catalytic protein. This gene is believed to play a key role in the regulation of cell lifespan functioning with chromosome telomere as a molecular clock of cell aging, its absence imparting mortality in normal somatic cells, its presence conveying replicative immortality to cancer cells. The Company intends to use this technology in drug screening for telomerase inhibitors, as a cancer diagnostic marker and in its telomerase expression/activation program to extend cell lifespan.

In September 1997, the Company announced the receipt of a Phase II Small Business Innovative Research (SBIR) grant to support the development of telomerase-based cancer diagnostic products. The two year $750,000 grant is funded by the National Institutes of Health.

The Company's results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements, as well as the progress of its research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a therapeutic product to be commercialized based on the Company's research, it will be necessary for Geron and its collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. The Company does not expect to receive revenues or royalties based on therapeutic products for a period of years. See "Additional Factors That May Affect Future Results."

RESULTS OF OPERATIONS

REVENUES

Contract revenues from collaborative agreements with related parties were $2.2 million and $4.5 million for the three and nine months ended September 30, 1997, respectively, compared to $1.5 million and $4.4 million for the comparable periods in 1996. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements. The Company signed a collaborative agreement with Pharmacia & Upjohn in March 1997 and received research funding of $1.25 million from Pharmacia & Upjohn in April, July and October 1997. The Company also recognized $975,000 and $2.0 million in contract revenues from Kyowa Hakko during the three and nine month period in 1997. Contract revenues in 1996 were solely research support payments under the Company's collaborative agreement with Kyowa Hakko and all of the funding received from Kyowa Hakko in 1996 was recognized as contract revenue during 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3.7 million and $11.3 million for the three and nine months ended September 30, 1997, respectively, compared to $3.8 million and $10.5 million for the comparable periods in 1996. The overall increase in the nine month period was primarily due to expanded patent related activities and an increase in support of key outside collaborators. The Company expects research and development expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $818,000 and $2.4 million for the three and nine months ended September 30, 1997, respectively, compared to $808,000 and $2.3 million for the comparable periods in 1996. The increases in expenses were primarily due to higher legal, travel, and other expenses related to business development and other costs of being a public company.

INTEREST AND OTHER INCOME

Interest income was $385,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively, compared to $361,000 and $888,000 for the comparable periods in 1996. The increase was due to higher average cash and investment balances as a result of the sale of equity to Pharmacia & Upjohn, completion of the Company's initial public offering and research funding received under collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $67,000 and $278,000 in research payments under government grants for the three and nine months ended September 30, 1997, respectively, compared to $122,000 and $228,000 for the comparable periods in 1996. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expenses were $98,000 and $299,000 for the three and nine months ended September 30, 1997, respectively, compared to $94,000 and $291,000 for the comparable periods in 1996. The increase for the quarter was primarily due to overall lower outstanding lease balances during the quarter.

NET LOSS

Net loss was $2.0 million and $8.2 million for the three and nine months ended September 30, 1997, respectively, compared to $2.7 million and $7.6 million for the comparable periods in 1996. The decrease in net loss for the quarter was a result of greater revenue recognition in the current quarter from increased research support payments from collaborative agreements which more than offset an increase in operating expenses. The increase in net loss for the nine month period was primarily the result of higher operating expenses in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 30, 1997 were $24.0 million compared to $24.3 million at December 31, 1996. The balances in cash, cash equivalents and short-term investments were consistent primarily due to the sale of equity to Pharmacia & Upjohn and the receipt of contract research funding from Kyowa Hakko and Pharmacia & Upjohn which offset the increase in operating expenses in 1997. It is the Company's policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

Net cash used in operations was $5.9 million for the nine months ended September 30, 1997 compared to $6.7 million for the comparable period in 1996. The decrease is due to an increase in deferred revenue which offset the increase in net loss for the nine months ended September 30, 1997. Deferred revenue increased as a result of additional research funding received from Pharmacia & Upjohn during the second and third quarters of 1997.

For the nine months ended September 30, 1997, additions of equipment and leasehold improvements totaled approximately $540,000 of which approximately $498,000 were financed through equipment financing arrangements. At September 30, 1997, the Company had approximately $764,000 available for borrowing under its current equipment financing facility.

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

As a result of its drug discovery efforts to date, the Company has identified compounds in in vitro studies that demonstrate potential for inhibiting telomerase in vivo. However, additional development efforts will be required prior to the selection of a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. If and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its efficacy or safety that may prevent or limit its commercial use. For example, telomerase is active in reproductive cells and transiently expressed in certain hematopoietic (blood) and gastrointestinal cells. There can be no assurance that any product based on the inhibition of telomerase will not adversely affect such cells and result in unacceptable side effects. In addition, it is expected that telomerase inhibition will have delayed efficacy as telomeres resume normal shortening and, as a result, will in most cases, be used in conjunction with other cancer therapies. There can be no assurance that the delayed efficacy of a telomerase inhibitor will not have a material adverse effect on the preclinical and clinical development, ability to obtain regulatory approval or marketability of a telomerase inhibitor for the treatment of cancer. The abandonment of the Telomerase Inhibition and Detection program would have a material adverse effect on the Company.

With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor patient status and screen for cancer. Although the Company's licensees, Oncor, Pharmingen, Boehringer Mannheim and Kyowa Medex have commenced the sale of diagnostic kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

With respect to the Company's Genomics of Aging program, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any lead compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such lead compound will be discovered or developed. The part of the Company's Genomics of Aging program that is designed to modulate telomere length is at an early stage of development. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. The Company's Primordial Stem Cell program is also at an early stage. While primate Primordial Stem ("PS") cells have been isolated and allowed to expand and differentiate into numerous cell types, there can be no assurance that the Company's efforts to isolate the human primordial stem cell and develop products therefrom will result in any commercial applications.

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

EARLY STAGE OF DEVELOPMENT

Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it will most likely be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. The review process at the FDA is substantial and lengthy, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for a period of years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

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

On March 23, 1997 the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn, S.p.A. to collaborate in the discovery, development and commercialization of a new class of anticancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide certain funding of the Company's research and development activities and will be primarily responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. Geron has certain promotion rights with corresponding clinical expense obligations. As with the Kyowa Hakko Agreement, the Company exercises significant influence during the research phase of the collaboration while Pharmacia & Upjohn will exercise significant influence during the development and commercialization phases of the collaboration. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans. If and when a telomerase inhibitor is selected for development and commercialization under the Agreements, the Company will be significantly dependent upon the activities of Pharmacia & Upjohn and Kyowa Hakko for the successful commercialization of such product. Any failure of Pharmacia & Upjohn and Kyowa Hakko to develop or commercialize a telomerase inhibitor (if and when selected) will have a material adverse effect on the Company.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns seven (7) issued United States patents and over 44 United States patent applications and has licensed 12 issued United States patents and over 39 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company has developed or will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that the inventors on its or its licensors' patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

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

The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. Also, the Company may be subject to claims or litigation as a result of entering into a license. In this regard, the Company signed a licensing and sponsored research agreement relating to its Primordial Stem Cell program with The Johns Hopkins University School of Medicine ("JHU") on August 1, 1997, after having been informed by a third party that the Company and JHU would violate the rights of that third party and another academic institution with which that third party claimed to be affiliated by way of contract (collectively "Third Party") in doing so. After a review of the correspondence with the Third Party and JHU as well as related documents, including an issued U.S. patent, the Company believes that the Third Party's claims, if asserted, would fall into three general categories: patent infringement, misuse of confidential information and breach of contract. The Company believes that it and JHU have substantial defenses to any claims that might be asserted by such Third Party and has provided indemnification to JHU relating to such potential claims. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from the Company's research programs and there can be no assurance that the Company would be successful in any such litigation. If the outcome of any such litigation is unfavorable to the Company, the Company could be materially and adversely affected.

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

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF PRIMORDIAL STEM CELL PROGRAM

The Company's Primordial Stem Cell program may involve the use of PS cells that would be derived from human embryonic tissue, and therefore may raise certain ethical, legal and social issues regarding the appropriate utilization of this tissue. The use of embryonic tissue in scientific research is an issue of national interest. Many research institutions, including certain of the Company's scientific collaborators, have adopted policies regarding the ethical use of these types of human tissue. These policies may have the effect of limiting the scope of research conducted in this area, resulting in reduced scientific progress. The Company has established an Ethics Advisory Board comprised of independent and recognized medical ethicists to provide advice to the Company. In addition, the United States government and its agencies currently do not fund research which involves the use of such tissue and may in the future regulate or otherwise restrict its use. The inability of the Company to conduct research on these cells due to such factors as government regulation or otherwise could have a material adverse effect on the program.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 14% of the outstanding shares of Common Stock and may be able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company has outstanding approximately 10,766,000 shares of Common Stock as of September 30, 1997. Pharmacia & Upjohn S.p.A. has agreed not to sell the 441,685 shares held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). The SEC has adopted amendments to Rule 144 and Rule 701 of the Securities Act to shorten the holding period required for shares issued in reliance on exceptions from the Securities Act ("Restricted Shares"), which amendments became effective on April 29, 1997. As a result of the amendments, as of April 29, 1997, the Company's outstanding Restricted Shares will be eligible for sale in the public market subject to Rule 144 and Rule 701 under the Securities Act, except for those shares sold to Pharmacia & Upjohn. Certain holders of shares of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

PART II.       OTHER INFORMATION


               ITEM 1.       LEGAL PROCEEDINGS

                             None.

               ITEM 2.       CHANGES IN SECURITIES

                             None.

               ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                             None.

               ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             None.

               ITEM 5.       OTHER INFORMATION

                             None.

               ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                             (a)    EXHIBITS

                                    10.35   License Agreement dated August 1,
                                            1997 between Registrant and The
                                            Johns Hopkins University

                                    10.36   Research Agreement dated August 1,
                                            1997 between Registrant and The
                                            Johns Hopkins University

                                    11.1    Computation of Net Loss Per Share

                                    27.1    Financial Data Schedule

                             (b)    REPORTS ON FORM 8-K

                                    No Reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GERON CORPORATION

                                       By: /s/ David L. Greenwood
                                           ----------------------------------
                                       David L. Greenwood
                                       Chief Financial Officer, Treasurer and
                                       Secretary
                                       (Duly Authorized Signatory and Principal
                                       Financial and Accounting Officer)

Date: November 14, 1997

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                      DESCRIPTION
  -------                     -----------

  10.35               License Agreement dated August 1,
                      1997 between Registrant and The
                      Johns Hopkins University

  10.36               Research Agreement dated August 1,
                      1997 between Registrant and The
                      Johns Hopkins University

  11.1                Computation of Net Loss Per Share

  27.1                Financial Data Schedule