Form 10-K
period 1997-12-31
GERON CORPORATION
filed 1998-03-31
CIK 886744

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 0-20859

                               GERON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        75-2287752
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1998, there were 10,887,568 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $128,614,841 based upon the closing price of the Common Stock on March 25, 1998 on The Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Registrant for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS

     Geron Corporation ("Geron" or the "Company") is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. As the pioneer in researching these mechanisms, the Company focuses on telomeres, which are structures at the ends of chromosomes that the Company has shown to act as a molecular "clock" of cellular aging, and telomerase, an enzyme which appears to stop the "clock" and confers cellular immortality. The Company and its collaborators have established that these mechanisms play a role in cancer and many other age-related diseases and conditions, and thus the Company believes it has a broadly applicable, proprietary platform for discovering and developing novel small molecule therapeutics and diagnostics for such diseases. The most advanced of the Company's three therapeutic programs is in the area of telomerase inhibition for the treatment of cancer. Geron intends to build upon its leadership position in the field of telomere biology and telomerase regulation by selectively collaborating with pharmaceutical companies and research institutions and intends to protect its leadership position by building an extensive patent portfolio. The Company owns eight issued United States patents and 53 United States patent applications and has licensed 18 issued United States patents and 49 United States patent applications.

     Cancer and other age-related diseases and conditions, such as skin aging, atherosclerosis, osteoporosis and macular degeneration, are difficult and costly to diagnose and/or treat. In many cases, entirely effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase and to place a steadily growing financial burden on the health care system. New technology in the diagnosis and treatment of these diseases and conditions will lead to attractive commercial opportunities. For example, the worldwide cancer treatment market is currently $12 billion and growing at a rate of over 10% per annum. In the United States alone, over 1.3 million new cases of cancer were diagnosed and approximately 550,000 cancer deaths occurred in 1996.

     Geron's scientific approach focuses on telomere shortening and telomerase regulation as common biological mechanisms underlying cancer and other age-related disorders. Geron and collaborators have demonstrated both in vivo and in vitro that telomeres, the repeated sequences of DNA located at the ends of chromosomes, shorten throughout a normal cell's replicative lifespan. In addition, the Company and its collaborators have also shown that when telomeres reach a certain short length, cells stop dividing and become senescent. Senescent cells display an altered pattern of gene expression compared to replicatively young cells that leads to an imbalance in the production of proteins and other cell products. This occurs in many tissues throughout the body and can have a direct and destructive effect on surrounding tissues and appears to contribute to many age-related diseases and conditions. Most recently, Geron scientists and collaborators at the University of Colorado and the University of Texas Southwestern Medical Center at Dallas have cloned the catalytic protein component of the telomerase enzyme complex, and have shown that expression of this gene in normal cells results in telomerase activity which dramatically extends the lifespan of the cell, preventing the normal onset of senescence.

     Cancer cells escape senescence and maintain an extended ability to divide. Geron and collaborators have shown that for most cancerous tumors to attain life threatening size, or for cancer to metastasize throughout the body, cancer cells must become immortal through an alteration which prevents their telomeres from shortening with each division. In all cancer types studied to date, a germ line enzyme called telomerase is abnormally reactivated in these cancer cells to repair their telomeres with each cell division, thereby conferring cellular immortality. Geron has shown telomerase to be present in all of the over 20 types of cancer that it has studied, including breast, prostate, lung, colon and bladder cancers. The Company believes that telomerase inhibition has the potential to be a universal and highly specific cancer therapy. Geron and collaborators are using proprietary screening technologies to identify small molecule compounds that selectively inhibit telomerase. Medicinal chemistry and combinatorial chemistry are being used to optimize these compounds, and animal models of human tumor growth have been developed to test appropriateness for preclinical development.

     In order to develop novel therapeutic and diagnostic products, the Company is initially focused on three programs: (i) Telomerase Inhibition and Detection -- developing telomerase inhibitors as potentially universal and highly specific cancer therapies and telomerase assays for the detection of cancer; (ii) Genomics of Aging -- postponing and/or regulating the pattern of destructive gene expression in senescent cells to treat various age-related diseases; and (iii) Primordial Stem Cell Therapies -- generating a broad array of cell types from primordial stem cells for use in drug discovery and cellular transplantation. In support of these programs, the Company employs advanced drug discovery technologies, including proprietary assays, high throughput screening, combinatorial chemistry, proprietary differential gene display techniques, protein purification and gene sequencing.

     The Company's strategy combines the following key elements: a focus on telomeres and telomerase as biological mechanisms of cellular aging and cellular immortality to treat cancer and other age-related diseases and conditions; building therapeutic discovery and diagnostic programs on this scientific platform; selective pursuit of strategic collaborations; retention of rights to develop and market products independently; and continued enhancement of its proprietary leadership position in the field.

SCIENTIFIC BACKGROUND: CELLULAR AGING AND CELLULAR IMMORTALIZATION

     Cells are the building blocks for all tissues in the human body. Cell division plays an important role in the normal growth, maintenance and repair of human tissue. However, cell division is a limited process -- depending on the tissue type -- cells generally divide only 60 to 100 times in the course of their normal lifespans. When cells reach the end of their replicative capacity, they senesce. Cellular aging or senescence, although influenced by environmental factors, is a genetically determined process. Geron and collaborators have demonstrated that telomeres, the repeated sequences of DNA at the ends of chromosomes, are key genetic elements involved in this process. Telomeres are important because they protect chromosomes from degradation and fusion. Each time a normal cell lacking telomerase divides, however, telomeres shorten. Recent work published by Geron and collaborators demonstrates that telomeres not only serve as a molecular "clock" for cellular aging, but that the introduction of telomerase into normal cells is capable of restoring telomere length and increasing the lifespan of cells.

     Geron has demonstrated that once telomeres reach a certain short length, cell division halts, and the cell enters a state known as cell senescence. Although senescent cells no longer divide, they generally remain metabolically active and, importantly, demonstrate an altered pattern of gene expression. In senescent cells, certain genes normally expressed by young and healthy cells are turned off or down-regulated while other genes are turned on or up-regulated, creating an imbalance of proteins and other gene products that Geron believes has a direct and destructive effect on the surrounding tissue. Geron believes that this dysfunction at the cellular level, which occurs in numerous tissues throughout the body, causes or contributes to age-related diseases and conditions.

     The converse of cell senescence occurs in cancer cells. Normal cells have the potential to become cancerous when random mutations activate various oncogenes and deactivate tumor suppressor genes. With each mutation, pre-cancerous cells become increasingly aberrant and uncontrolled, and may begin to generate a tumor mass. The Company believes, however, that most cells which undergo such changes are eliminated when telomere shortening leads to either cell senescence or chromosomal instability and cell death. Geron's and collaborators' research indicates that for most cancerous tumors to attain life threatening size, or for cancer to metastasize throughout the body, some cancer cells must become immortal, which occurs through the activation of telomerase.

     Telomerase is a complex germ line enzyme, composed of RNA and protein components, that maintains telomere length by resynthesizing the DNA that is lost each time a cell divides. With telomerase present, telomeres do not shorten and cell death is averted. Geron's research has shown that telomerase is abnormally reactivated in all major cancer types and that, conversely, it is not present in most normal cell types. Telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity or cellular immortality.

     Telomerase is expressed in certain normal cells. Telomerase is present at high levels and telomeres are very long in reproductive cells. Telomerase is functionally active in germ line cells to ensure the full complement of genetic information is passed from generation to generation. Telomerase is also present at very low levels in certain hematopoietic (blood), skin and gastrointestinal cells. However, these cells continue to age and gradually lose telomeric DNA, which suggests that telomerase may not be essential for their normal functioning.

     Primordial Stem ("PS") cells are germ line cells that appear for only a short period after fertilization. These cells soon differentiate into the many types of cells found in the body. PS cells are the only known normal cells which are both immortal and have the potential to differentiate into any cell or tissue in the body. Prior to differentiation, PS cells express telomerase activity. Once PS cells have differentiated into particular tissues or cells, however, telomerase activity is repressed and the differentiated cells are destined to follow the senescence pathway.

MARKET OPPORTUNITY

     Cancer and other age-related diseases and conditions, including skin aging, atherosclerosis, osteoporosis and macular degeneration, are difficult and/or costly to diagnose and treat. In many cases, entirely effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase. By the year 2010, the over-65 population in the United States is expected to double to approximately 64 million people, and worldwide, this population will increase to over one billion. A breakthrough technology in the diagnosis and treatment of these diseases and conditions should provide attractive commercial opportunities.

  Cancer

     The incidence of cancer increases dramatically with age. Eighty-five percent of cancers diagnosed occur in people over the age of 50. People over the age of 65 have, on average, a ten times greater risk of dying from cancer than the under-65 population.

     In the United States, over ten million people alive today have a history of cancer and well over one million people will be diagnosed each year with cancers of the lung, colon, breast, prostate, pancreas, ovary, kidney and bladder, along with lymphomas, leukemia and other cancers. Despite significant medical advances, cancer researchers and clinicians have had little impact on cancer mortality rates. Each year, cancer is expected to claim more than a half-million lives, or approximately 25% of the total projected deaths, in the United States. Within the next decade, largely because of population aging, cancer may become the leading cause of death.

     Cancer therapy relies heavily on three treatment modalities: surgery, to remove the tumor mass; radiation, to destroy tumors localized to a small region; and chemotherapy, to eliminate tumor cells in diffuse parts of the body. Surgery is an invasive procedure that may not remove the entire cancer, and the use of radiation is limited to certain areas of the body. While drug therapies are less invasive than surgery or radiation, many drugs used to treat cancer attack rapidly dividing cells indiscriminately, damaging normal as well as cancer cells. Further, when a drug is effective initially against a particular cancer, it is often not effective against other types of cancer and, over time, the particular cancer can become resistant to that drug and progress. The worldwide cancer treatment market is currently valued at $12 billion and growing at a rate of 10% per annum. The Company believes that a telomerase inhibitor could overcome the limitations of current therapies and potentially be a universal and highly specific drug treatment for cancer.

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

STRATEGY

     Geron's strategy is to be the leading biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products based upon the Company's understanding of telomerase and telomere biology. The key elements of this strategy are described below.

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

     Develop High Value Programs with a Common Scientific Platform. Geron's strategy is to leverage its expertise in cellular aging and cellular immortality to develop those programs which offer the shortest development path for therapeutic and diagnostic products and the highest likelihood for success. Geron is currently working in three program areas: (i) the detection and inhibition of telomerase for the diagnosis and treatment of cancer; (ii) genomics of aging for skin aging, atherosclerosis, osteoporosis and macular degeneration; and (iii) primordial stem cell therapies for aiding in drug discovery and development and cell transplantation.

     Pursue Strategic Collaborations. Geron has established and will continue to establish collaborations selectively with pharmaceutical and diagnostic companies and leading academic institutions to enhance its research, development and commercialization capabilities. Geron has entered into a three-company strategic alliance with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), a leading oncology company in Japan, and Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn"), a global leader in oncology, for the development and marketing of a telomerase inhibitor to treat cancer. The Company has also established a technology and clinical development partnership with Boehringer Mannheim GmbH, the emerging global leader in diagnostics, to develop telomerase-based products for use in cancer diagnosis and treatment planning.

     Retain the Ability to Develop and Market Products Independently. Geron believes that its broad scientific platform will continue to generate opportunities for a variety of collaborative arrangements. The Company intends to retain significant rights to develop and market or co-promote products on key therapeutic and diagnostic applications of discoveries resulting from its research programs.

     Enhance Proprietary Leadership Position. Geron intends to maintain its scientific leadership and accelerate its research programs by continuing to attract and retain leaders in the fields of cellular aging and cellular immortality, either as employees or research collaborators. The Company is aggressively pursuing a broad and extensive patent portfolio to protect its proprietary technology, internationally and in the United States. To date, the Company owns eight issued United States patents and 53 United States patent applications and has licensed 18 issued United States patents and 49 United States patent applications.

RESEARCH PROGRAMS

  Telomerase Inhibition and Detection

     Geron's intention is to discover and develop a small molecule telomerase inhibitor, which, by blocking the activity of telomerase, will allow cancer cell telomeres to resume shortening, ultimately leading to cancer cell death. In addition, the Company's intention is to develop clinical products using telomerase as a marker in cancer diagnosis, prognosis, patient monitoring and screening.

     Telomerase is not present in most normal cells, and as a result, normal cells exhibit telomere shortening. In contrast, telomerase is abnormally active in cancer cells, causing telomere length to be maintained, which Geron believes confers immortality to cancer cells in malignant tumors. Research has shown that telomerase is present in all of the over 20 different cancer types that Geron and collaborators have studied, including the ten most prevalent cancers of prostate, breast, lung, colon, bladder, uterus, pancreas and ovary, along with lymphomas, leukemias and melanomas. In all of these cancers, a very high percentage of tumor samples contain telomerase. Because telomerase is present in all cancer types evaluated and is not biologically active in most normal cells, telomerase appears to be a universal and highly specific marker of cancer. These characteristics combine to make telomerase an attractive target for inhibition to treat cancer and for detection to diagnose cancer.

     Therapeutics. Geron's research has demonstrated that a telomerase inhibitor can block cancer cells from using telomerase to maintain telomere length. As a result, the telomeres in the cancer cells shorten as the cells continue to divide, until reaching a critically short length, at which point the cancer cells die. Geron scientists have blocked human telomerase in tumor cell lines in vitro using an antisense compound to the human telomerase RNA component. In this experiment, blocking telomerase led to telomere shortening and cancer cell death. Based on these results, Geron is aggressively pursuing the identification of telomerase inhibitors as potential lead compounds for preclinical development. While it has identified several strategies for inhibiting telomerase activity, Geron is primarily focused on developing a small molecule inhibitor. The Company believes the small molecule approach will produce a development candidate with a more favorable commercial profile -- oral bioavailability, compound stability and low manufacturing cost. Geron and collaborators are using proprietary screening technologies to identify small molecule compounds that selectively inhibit telomerase. Traditional medicinal chemistry and combinatorial chemistry techniques are being used to optimize these compounds and animal models of human tumor growth have been developed to test appropriateness for preclinical development.

     To advance this program, Geron has developed proprietary screening technology, assembled a structurally diverse library of more than 100,000 small molecules and established medicinal and combinatorial chemistry capabilities. Specifically, the Company has developed a substantial automated high throughput screening effort for the identification of telomerase inhibitors using proprietary assays based on human telomerase. Geron is using this proprietary screening capability to screen diverse small molecule compounds that Geron has either acquired or created through its internal combinatorial chemistry capabilities. As a result of its screening efforts, Geron and collaborators have identified several classes of compounds that demonstrate telomerase inhibition and are actively pursuing structure/activity relationship studies to develop lead compounds. Geron believes that these screens provide a strong competitive advantage in view of the difficulty and specialized skills required for their development and use. The United States Patent and Trademark Office has issued three patents for Geron's telomerase inhibitor screens.

     Geron believes that blocking telomerase activity will cause the affected cancer cells to resume telomere shortening during cell division and thus lose their immortality. When telomeres reach a critically short length, cancer cells will die. Telomerase inhibition is therefore expected to have delayed efficacy as cancer cell telomeres resume normal shortening. Although Geron envisions that a telomerase inhibitor could be effective as a stand-alone treatment in certain cases, it is expected that in most cases a telomerase inhibitor will be used in conjunction with current anti-cancer therapies.

     The Company believes that a telomerase inhibitor will be an effective therapeutic for a broad range of cancers, although there may be certain limitations to its use. Because telomerase is present in reproductive cells, a telomerase inhibitor, like many cancer agents in current use, may have a negative impact on such cells. Telomerase is also transiently expressed in certain cells in the hematopoietic (blood), skin and gastrointestinal tract. However, Geron scientists and others have demonstrated that these tissues age and show gradual telomere shortening during the course of cell division. As a result, the Company believes that telomerase is not biologically critical for these tissues and that telomerase inhibitors are unlikely to have a significant negative effect.

     Geron has established a strategic alliance with Kyowa Hakko, a leading oncology company in Japan, for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Geron has also established a strategic alliance with Pharmacia & Upjohn S.p.A, a global leader in oncology, for a complementary worldwide collaboration in telomerase inhibition. The Company has established research collaborations for the study of telomerase inhibition with the National Cancer Institute and the Memorial Sloan-Kettering Institute for Cancer Research, and for the study of telomere biology with Baylor University.

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

     The Company has developed several proprietary assays for the detection of telomerase based on its activity or components. The first generation assay is the Telomeric Repeat Amplification Protocol ("TRAP") assay which can be used to detect telomerase activity in malignant tumor tissue. The United States Patent and Trademark Office has issued Geron a patent for the TRAP assay. The second generation assay detects the RNA component of human telomerase, which was first cloned by Geron scientists. This enables the Company to use proprietary in situ hybridization and other detection methods to detect the presence of telomerase. The United States Patent and Trademark Office has issued Geron a patent relating to the RNA component of human telomerase as well as allowed United States patent applications directed to cancer prognosis and detection of specific types of cancer based on telomerase activity. The Company was also the first to report the cloning of the human telomerase reverse transcriptase component and has filed numerous patent applications throughout the world on diagnostic applications targeting this molecule. The Company is also the exclusive licensee of several issued United States patents which cover cancer diagnostic applications of its telomerase detection technologies.

     Geron is overseeing preclinical studies to assess the full potential of its telomerase detection technology. Data from two such studies indicate telomerase levels correlate with clinical outcome in breast cancer and neuroblastoma patients. The Company intends to proceed with development of its telomerase detection technology, in collaboration with Boehringer Mannheim, as a novel and important diagnostic for cancer.

     Oncor Inc. ("Oncor"), Boehringer Mannheim GmbH ("Boehringer Mannheim") and Kyowa Medex Co., Ltd. ("Kyowa Medex") have licensed the Company's TRAP assay technology; Dako Corporation ("Dako") has licensed the Company's RNA detection technology; and PharMingen has licensed the Company's TRAP assay and telomere length measurement technology, each on a non-exclusive basis for sale to the research-use-only market. Oncor commenced commercial sale of the TRAP-eze(TM) kit in May 1996, followed by Boehringer Mannheim and Kyowa Medex in late 1996. PharMingen began selling its TeloQuant(TM) telomere length assay kit in 1997. Although the Company does not expect royalties from the sale of these kits to be significant, their use is expected to stimulate additional studies of telomerase activity by academic laboratories. The Company has also established research collaborations for the study of telomerase detection with The Cleveland Clinic, the University of Texas, San Antonio, Johns Hopkins University, the Children's Hospital of Los Angeles and the University of Texas Southwestern Medical Center at Dallas.

     On December 19, 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. This agreement replaced the previous agreement between the parties. Under the collaboration Boehringer Mannheim provided reimbursement for research previously conducted and will be responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. In addition, the Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States.

  Genomics of Aging

     Geron seeks to develop therapeutics to modulate biological processes leading to and regulating cell aging or senescence. The Company is applying proprietary genomics and screening techniques to target, postpone and modulate the destructive genetic changes that occur in senescent cells. Geron has entered into research collaborations with a number of institutes to support its Genomics of Aging program, including the Lawrence Berkeley Laboratory, Stanford University and Darwin Discovery.

     The goal of Geron's Genomics of Aging program is to treat age-related diseases by postponing or modulating the destructive behavior of senescent cells. As normal cells divide, they eventually exhaust their capacity for renewal and become senescent, at which point they display an altered pattern of gene expression. Geron has undertaken two principal approaches towards altering the senescent phenotype. First, Geron has continued investigations aimed at defining the differences in gene expression between young and senescent cells, using high density DNA arrays to efficiently monitor gene expression in young and senescent cell cultures. This has allowed for a detailed description of genes whose deregulation is tightly associated with senescence. Such genes can serve as markers in drug discovery screens to identify small molecules capable of suppressing the altered pattern of gene expression in senescent cells. Secondly, Geron scientists and collaborators at the University of Colorado and the University of Texas Southwestern Medical Center at Dallas have cloned the catalytic protein component of the telomerase enzyme complex, and have shown that expression of this gene in normal cells results in telomerase activity in normal cells. This activity has been shown to extend the lifespan of the cell, thus preventing the normal onset of senescence.

     The Company's Genomics of Aging program will target several age-related diseases, with the initial focus on skin aging, atherosclerosis and macular degeneration. The onset of these diseases is associated with specific cell types: dermal fibroblasts in skin, vascular endothelial cells in atherosclerosis and retinal pigment epithelial cells in macular degeneration. The effects of senescence on cell function can damage the tissue, contributing to age-related pathologies. For example, senescent skin fibroblasts produce lesser amounts of important skin matrix elements such as collagen and elastin and elevated levels of enzymes such as collagenase that break down the skin matrix. These changes contribute to atrophy of the skin and other disorders. Similarly, metabolic changes in senescent retinal pigment epithelium cells, and the loss of proliferative capacity and overexpression of hypertensive and thrombotic factors in endothelial cells are considered contributors to the pathologies of age-related macular degeneration (AMD) and atherosclerosis, respectively.

     For each of these cell types, Geron scientists have identified clear patterns of gene expression that define the senescent phenotype. In 1997, Geron scientists produced immortalized versions of these cells by the introduction of telomerase activity. These cells do not enter the senescent state and do not display the typical pattern of senescence-associated gene expression. Geron believes that such cells will have extensive applications in both research settings and in the treatment of diseases to which cell senescence contributes. In addition to skin disorders, AMD and atherosclerosis, other diseases that could benefit from this technology include osteoporosis, immune dysfunction, arthritis, and neurodegenerative disorders.

     In addition, laboratory culturing of human cells is the basis of several important current, and anticipated therapies. One example is reconstitution of the blood and immune system following high-dose chemotherapy for cancer. As another example, many human biological products are made in "transformed" cell lines derived from cancer or virally infected cells because they do not senesce. Such methods for production of biological materials introduce the risk of contamination from viruses or other pathogens. Normal human cell strains with an extended life-span can replace the cells currently used to produce biological materials, resulting in safer, economical, and more efficacious therapeutics.

  Primordial Stem Cell Therapies

     Geron seeks to generate a broad array of cell types from Primordial Stem ("PS") cells for aiding in drug discovery and development and cellular transplantation. PS cells are embryonic derived germ line cells that are unique in that they (i) have an unlimited ability to replicate, and therefore, can be expanded indefinitely; and (ii) are capable of differentiation into any and all types of cells and tissues in the body. The Company believes that PS cells offer significant advantages over other stem cells, which do not proliferate well in culture and have limited ability to differentiate; for example, the hematopoietic stem cells do not expand well in vitro and are capable of becoming only blood cells.

     Initially, Geron plans to use PS cells as a unique source of cells that cannot otherwise be grown in culture, for example cardiomyocytes and neurons. These cells can be used at Geron for its own research or sold to third parties for drug discovery assays. Geron plans to initially pursue in vitro and in vivo applications using PS cells derived from non-human primates. These cells were derived at the University of Wisconsin-Madison and are currently licensed exclusively to Geron. These cells have been shown to have unlimited replicative capacity and the ability to differentiate into numerous cell types. Geron also plans to pursue in vivo applications using PS cells derived from donated human embryos. These cells were isolated at Johns Hopkins University and are currently licensed exclusively to Geron. The Company is in the early stages of research directed towards the production and the differentiation of PS cells.

STRATEGIC PARTNERSHIPS

     Geron believes that its broad scientific platform will generate significant opportunities for a variety of strategic partnership arrangements. Geron has established and will continue to establish selective collaborations with leading pharmaceutical and diagnostic companies to enhance its research, development and commercialization capabilities. In each of these strategic collaborations, the Company has retained significant rights to participate in the commercial success of its products.

  Kyowa Hakko Collaboration

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement"). Under the Kyowa Hakko Agreement, Kyowa Hakko agreed to provide $16.0 million of research funding over four years to support the Company's program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. In addition, the Company is entitled to receive future payments totaling $11.5 million upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of Geron Common Stock in connection with the Company's initial public offering. Under the Kyowa Hakko Agreement, Geron exercises significant influence during the research phase and Kyowa Hakko exercises significant influence during the development and commercialization phases. Kyowa Hakko will pay for all clinical expenses associated with product approval in the licensed territory, which includes the countries of China, Hong Kong, India, Indonesia, Japan, Kampuchea, Korea, Laos, Malaysia, Myan Mar, the Philippines, Singapore, Taiwan, Thailand and Vietnam. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with Geron with respect to telomerase inhibition for the treatment of cancer in humans until April 7, 2000, at the earliest. Kyowa Hakko may terminate the agreement only in the event of breach or bankruptcy by Geron or in the event that both parties agree that it is no longer reasonably practical to pursue further research and development of an inhibitor of telomerase. In March 1997, the Kyowa Hakko Agreement was amended to extend its term until April 2000 and to make certain other changes in connection with the signing of the Pharmacia & Upjohn Agreement (as defined below).

  Pharmacia & Upjohn Collaboration

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide $15.0 million of research funding over three years. In addition, the Company is entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Further, the Company has an option to exercise co-promotion rights in the United States. The companies also signed a Stock Purchase Agreement providing for an initial equity investment of $2.0 million in Geron by Pharmacia & Upjohn, at a premium, which was completed in January 1997. In addition on April 25, 1997 and March 27, 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million on each date) of

Geron Common Stock at a premium. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans.

  Diagnostic Collaborations

     Geron has entered into non-exclusive royalty bearing license agreements with Oncor and Boehringer Mannheim for use of the Company's TRAP assay as a kit for the research-use-only market. Kyowa Medex has obtained a royalty bearing license for Japan for the TRAP assay for both the research-use-only market and the clinical diagnostics market. Oncor commenced commercial sale of the TRAP-eze(TM) kit during the second quarter of 1996 and Boehringer Mannheim and Kyowa Medex commenced sales during the fourth quarter of 1996. The Company has also entered into non-exclusive royalty-bearing license agreements with Dako for use of Geron's telomerase RNA detection technology and PharMingen for use of Geron's TRAP assay and telomere length measurement technology both for the research-use-only market on a worldwide basis. PharMingen began selling its TeloQuant(TM) telomere length assay kit in the first quarter of 1997.

     On December 19, 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. This agreement replaced the previous agreement between the parties. Under the collaboration Boehringer Mannheim provided reimbursement for research previously conducted and will be responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. In addition, the Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States.

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

     The Company has established collaborations for the study of telomeres and telomerase and the discovery and development of a telomerase inhibitor with the National Cancer Institute, the Memorial Sloan-Kettering Institute for Cancer Research, the University of Colorado, the University of Texas Southwestern Medical Center at Dallas, Children's Hospital of Los Angeles, The Cleveland Clinic, the University of Texas, San Antonio and the University of Colorado. In support of its Genomics of Aging program, Geron has established collaborations with Lawrence Berkeley Laboratory, Baylor College of Medicine, Aarhus University (Denmark) and University of Groningen (The Netherlands). Geron has established exclusive license and collaboration agreements in support of its PS Cell Therapies program with the University of California at San Francisco, Johns Hopkins University and the licensing arm of the University of Wisconsin-Madison.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns eight issued United States patents and over 49 United States patent applications and has licensed 18 issued United States patents and 53 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. The Company's policy is to seek, when appropriate, patent protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technologies through licensing and by filing patent applications in the United States and certain other countries. The Company believes its patent filings and patent licenses and options may provide protection for its drug discovery and diagnostics development programs and that its patent applications disclose useful discoveries in the field of telomere biology and telomerase regulation as well as cellular senescence, cellular immortality and primordial stem cell technology. For example, the United States Patent and Trademark Office has issued three patents for telomerase inhibitor screening technology. The Company's screening efforts have resulted in the identification of several compounds that inhibit human telomerase in vitro and the Company has filed United States patent applications on certain of these chemical classes of telomerase inhibitors, several of which have been allowed, and two of which have issued. The Company has licensed several issued United States patents relating to telomerase activity-based cancer diagnostic and prognostic methods. In addition, the Company's United States patent application for the TRAP assay has been issued, and the Company owns several allowed United States patent applications directed to improvements to the TRAP assay. The Company's telomerase RNA detection technology is the subject of several patent applications. One patent relating to reagents used in the assay has issued from the United States Patent and Trademark Office. The Company has also filed patent applications on its technologies for identifying genes that are differentially expressed in different cell types or at different stages of cellular development, and the United States Patent and Trademark Office has issued a patent relating to the Company's "Enhanced Differential Display" technology, as well as a patent for methods to increase the replicative capacity of skin cells.

     While the Company believes its patents and patent applications provide a competitive advantage in its efforts to discover, develop and market useful therapeutic and diagnostic products, the patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including patent applications that have been allowed. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occur long after the date of such developments, the Company cannot be certain that its or its licensors' patents and patent applications name as inventors the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Patent prosecution to issue patents and litigation to establish the validity of patents, to defend against patent infringement claims of others, and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

     Patent law relating to the scope and enforceability of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications and patents that have been filed by others with respect to telomerase and telomere length related technology. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that patent applications of others will not be granted priority over patent applications filed by the Company. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies, or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

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

     Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of the Company's or another's proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by third parties or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties, or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

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

     The Company is party to various license agreements which give it rights to use certain technologies in its research, development and commercialization activities. Disputes have arisen and may continue to arise as to the inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by the Company and its licensors, research collaborators and consultants. There can be no assurance that the Company will be able to continue to license such technologies on commercially reasonable terms, if at all, or to maintain the exclusivity of its exclusive licenses. In this regard, the Company's license with the licensing arm of the University of Wisconsin-Madison for PS cells derived from primates is currently exclusive until the year 2000 and non-exclusive thereafter. The failure of the Company to maintain exclusive or other rights to such technologies could have a material adverse effect on the Company.

SCIENTIFIC ADVISORS AND CONSULTANTS

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

     DAVID BOTSTEIN, PH.D., is Professor and Chairman of the Department of Genetics, Stanford University School of Medicine. He was elected to the National Academy of Sciences in 1981 and to the Institute of Medicine in 1993. His current research activities include studies of yeast genetics and cell biology and linkage mapping of human genes predisposing to manic-depressive illness and the development and maintenance of the Saccharomyces Genome Database on the World Wide Web. He has received numerous awards, including the Eli Lilly Award in Microbiology (1978), the Genetics Society of America Medal (1985), and the Allen Award of the American Society of Human Genetics (1989). Dr. Botstein has served on numerous committees including the NAS/NRC study on the Human Genome Project (1987-88), the NIH Program Advisory Panel on the Human Genome (1989-90) and the Advisory Council of the National Center for Human Genome Research (1990-95).

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

     LEONARD GUARENTE, PH.D., has studied mechanisms of eukaryotic transcriptional regulation over the past 17 years. More recently, his lab has turned its focus to identifying causes of aging by identifying genes that control lifespan in the model system S. cerevisiae. His lab has also begun a study of the WRN gene, mutations in which give rise to Werner's Syndrome, a human disease characterized by premature aging.

     DOUGLAS HANAHAN, PH.D., is a Professor of Biochemistry in the Department of Biochemistry and Biophysics and Associate Director of the Hormone Research Institute, University of California at San Francisco and is a member of the Company's SAB. His major research interests are the cellular and genetic mechanisms of tumor development and autoimmunity. Prior to joining the University of California at San Francisco in 1988, Dr. Hanahan was with the Cold Spring Harbor Laboratory for nine years, where he developed technologies for recombinant DNA and molecular cloning and established transgenic mouse models to study cancer and autoimmune diseases.

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

BUSINESS ADVISORS AND CONSULTANTS

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

GOVERNMENT REGULATION

     Regulation by governmental entities in the United States and other countries will be a significant factor in the preclinical and clinical testing, production, labeling, sale, distribution, marketing, advertising and promotion of any products developed by the Company or its strategic partners. Most of the Company's or its strategic partners' products will require regulatory approval or clearance by governmental agencies prior to commercialization. The nature and the extent to which such regulation may apply to the Company or its strategic partners will vary depending on the nature of any such products. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products, including a telomerase inhibitor, are subject to rigorous preclinical and clinical testing and other requirements by the United States Food and Drug Administration ("FDA") in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, distribution, storage, record keeping and marketing of such products. The process of obtaining these approvals or clearances is uncertain and the process of and the subsequent compliance with appropriate federal and foreign statutes and regulations is time consuming and require the expenditure of substantial resources.

     Generally, to gain FDA pre-market approval for a biopharmaceutical product, a company first must conduct extensive preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's potential efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which must become effective before human clinical trials of an investigational drug can start. To commercialize any products, the Company or its strategic partners will be required to sponsor and file an IND and will be responsible for initiating and overseeing a series of clinical studies to demonstrate the safety, purity, efficacy and potency in the case of biological drugs, or safety and efficacy in the case of non-biological drugs that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases (Phase I -- safety and pharmacologic assessment; Phase II a small efficacy study; and Phase III -- 200-1000 patient studies to provide substantial evidence of safety and effectiveness) which generally take three to six or more years to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a non-biological drug, the Company or its strategic partner will be required to file a new drug application ("NDA") and receive approval before commercial marketing of the drug. In the case of a biological drug, an Establishment License Application ("ELA") and Product License Application ("PLA") must be filed with and approved by the FDA before marketing can occur. If a given recombinant product is considered to be a well-characterized biological drug, only a Biological License Application ("BLA") combining elements of an ELA and a PLA may be required. These testing and approval processes are uncertain and require substantial time and the expenditure of substantial resources, and there can be no assurance that any such approval will be granted on a timely basis, if at all. NDAs or PLAs/ELAs submitted to the FDA can take, on average, two to five years to receive approval, and the FDA must confirm that good laboratory, clinical and manufacturing practices were maintained as well as determine that safety, purity, efficacy, and potency (in the case of a biological drug) or safety and efficacy (in the case of a non-biological drug) have been established. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Any diagnostic products to be developed by the Company or its strategic partners are likely to be regulated by the FDA as medical devices rather than drugs. The nature of the FDA requirements applicable to such medical diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a strategic partner would initially be classified as a Class III device, and would most likely require pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs, of conducting laboratory studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application ("PMA") and obtaining review and approval of the PMA by the FDA. Such review and approval may take 12-18 months or more. The process from laboratory to clinical studies to FDA review and approval of a PMA, which approval cannot be assured on a timely basis, if at all, can take several years or more. Both drugs and devices are subject to FDA current good manufacturing practice regulations ("GMPs"), often even at the clinical trial stages. Both drug and device GMPs specify extensive validation and record keeping requirements, including the maintenance of product compliance files, as well as require compliance with various standards governing personnel, equipment and raw materials, including product stability requirements. There can be no assurance that the Company or its collaborators or contract manufacturers, if any, will be able to establish or maintain compliance with the GMP regulations on a continuing basis. Failure to establish or maintain GMP compliance or compliance with other FDA requirements could have a material adverse effect on the Company's business.

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

EMPLOYEES

     The Company had 89 full-time employees at December 31, 1997, of whom 28 hold Ph.D. degrees and 20 hold other advanced degrees. Of the total workforce, 76 are engaged in, or directly support, the Company's research and development activities and 13 are engaged in business development, finance and administration. The Company also retains outside consultants. None of the Company's employees is covered by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company:

            NAME                 AGE                  POSITION
            ----                 ---                  --------
Ronald W. Eastman                46     President, Chief Executive Officer
                                        and Director
David L. Greenwood               46     Chief Financial Officer, Vice
                                        President of Corporate Development,
                                        Treasurer and Secretary
Calvin B. Harley, Ph.D.          45     Chief Scientific Officer
Kevin R. Kaster, Esq.            38     Vice President of Intellectual
                                        Property and Chief Patent Counsel
Thomas B. Okarma, M.D., Ph.D.    52     Vice President of Cell Therapies

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

     DAVID L. GREENWOOD has served as Chief Financial Officer, Treasurer and Secretary of the Company since July 1995, and Vice President of Corporate Development since April 1997. From 1979 until joining the Company, Mr. Greenwood held various management positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

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

     THOMAS B. OKARMA, M.D., PH.D., has served as Vice President of Cell Therapies of the Company since December 1997. From 1985 until joining the Company, Dr. Okarma founded Applied Immune Sciences, Inc. and served as its chairman and chief executive officer until 1995 when it was acquired by Rhone-Poulenc Rorer. From 1980 to 1985, Dr. Okarma was a member of the faculty in the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College and a M.D. and Ph.D. from Stanford University.

ITEM 2. PROPERTIES

     Geron currently leases approximately 41,000 square feet of office space at 194 Constitution Drive, 200 Constitution Drive and 230 Constitution Drive, Menlo Park, California. The Company's lease for such office space expires in January 2002, with an option to renew the lease for two additional periods of two and one-half years each. The Company intends to use this space for general office and biomedical research and development purposes. The Company believes that its existing facilities are adequate to meet its requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq National Market under the symbol "GERN." The high and low closing sales prices (excluding retail markup, markdowns and commissions) of the Company's stock for the year ending December 31, 1997 and for the period beginning July 30, 1996 (the date of the Company's initial public offering) and ending December 31, 1996 are as follows:

                                                             HIGH       LOW
                                                            -------    ------
Year ended December 31, 1997
  First quarter...........................................  $18.000    $9.625
  Second quarter..........................................  $10.625    $7.125
  Third quarter...........................................  $16.125    $5.875
  Fourth quarter..........................................  $11.250    $8.250
Year ended December 31, 1996
  Third quarter (beginning July 30, 1996).................  $ 7.750    $6.375
  Fourth quarter..........................................  $13.375    $6.750

     As of December 31, 1997, there were approximately 424 stockholders of record. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's Common Stock price.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                     1997          1996         1995         1994         1993
                                  -----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues from collaborative
  agreements....................  $     7,175   $    5,235   $    5,490   $       --   $       --
License fees and royalties......           78           58           --           --           --
Operating expenses:
  Research and development......       15,139       14,260       11,321        8,099        3,975
  General and administrative....        3,120        3,161        2,888        2,397        2,220
                                  -----------   ----------   ----------   ----------   ----------
          Total operating
            expenses............       18,259       17,421       14,209       10,496        6,195
                                  -----------   ----------   ----------   ----------   ----------
Loss from operations............      (11,006)     (12,128)      (8,719)     (10,496)      (6,195)
Interest and other income.......        1,757        1,826          919          638          351
Interest and other expense......         (392)        (385)        (399)        (320)        (103)
                                  -----------   ----------   ----------   ----------   ----------
Net loss........................  $    (9,641)  $  (10,687)  $   (8,199)  $  (10,178)  $   (5,947)
                                  ===========   ==========   ==========   ==========   ==========
Basic and diluted net loss per
  share (pro forma in 1996,
  1995, 1994 and 1993)(1).......  $     (0.91)  $    (1.26)  $    (1.34)  $    (1.89)  $    (1.57)
                                  ===========   ==========   ==========   ==========   ==========
Shares used in computing basic
  and diluted net loss per
  share.........................   10,551,054    8,497,229    6,123,429    5,388,197    3,796,588

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          1997        1996        1995       1994       1993
                                        --------    --------    --------    -------    -------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................  $ 21,597    $ 24,269    $ 15,553    $13,915    $11,931
Working capital.......................    19,739      21,468      12,115     12,410     10,247
          Total assets................    26,056      28,788      19,749     17,072     14,406
Noncurrent portion of capital lease
  obligations and equipment loans.....     1,250       1,644       1,654      1,647      1,360
Accumulated deficit...................   (46,110)    (36,471)    (25,773)   (17,604)    (7,405)
          Total stockholders'
            equity....................    21,066      23,591      14,308     13,689     11,293

---------------

(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Geron is a biopharmaceutical company focused on discovering therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. The Company's results of operations have fluctuated from period to period and will continue to fluctuate in the future based upon the timing and composition of funding under various collaborative agreements. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. The following discussion should be read in conjunction with the audited financial statements and notes thereto included in Part II, Item 8 of this Report on Form 10-K.

     On December 19, 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the collaboration Boehringer Mannheim provided reimbursement for research previously conducted and will be responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. In addition, the Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. In connection with this collaboration, the Company recognized $500,000 of revenue for reimbursement of past research efforts.

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds. The Company has agreed to register the resale of the underlying common stock under the Securities Act of 1933.

     In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, S.p.A, in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock, at a premium.

     Geron is subject to risks common to companies in its industry and at its stage of development, including risks inherent in its research and development efforts, reliance upon collaborative partners, enforcement of patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on the Company's research, it will be necessary for Geron and collaborators to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. The Company does not expect to receive revenues or royalties based on therapeutic products for a period of years. See "Additional Factors That May Affect Future Results."

RESULTS OF OPERATIONS

  Revenues

     The Company recognized revenues of $7.2 million in fiscal 1997 compared to $5.2 million in fiscal 1996 and $5.5 million in fiscal 1995. Revenues in 1997 were research support payments under the Company's collaborative agreements with Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn") and Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"). In addition, 1997 revenues included the one-time payment by Boehringer Mannheim for reimbursement of past research efforts. Revenues in 1996 and 1995 were research support payments from Kyowa Hakko. The Company recognizes revenue as the related research and development costs are incurred under the collaborative agreements. Annual funding payments of $4.0 million each were received under the Kyowa Hakko agreement in fiscal 1997 and 1996 and $7.0 million in fiscal 1995. Funding payments totaling $3.8 million were received under the Pharmacia & Upjohn agreement in fiscal 1997. The Company expects to receive an aggregate of $6.0 million from the Kyowa Hakko and Pharmacia & Upjohn collaborations in 1998.

     The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. No license fee payments were received in 1997. In fiscal 1997, the Company received $78,000 in royalties from Oncor, Kyowa Medex, Boehringer Mannheim, and PharMingen on the sale of diagnostic kits to the research-use-only market. In fiscal 1996, upon entering into a license and marketing agreement with Kyowa Medex, the Company received a $50,000 license fee payment from Kyowa Medex. In fiscal 1996, the Company received $8,000 in royalties from Oncor and Kyowa Medex. No royalties or license fee payments were received in 1995.

  Research and Development Expenses

     Research and development expenses were $15.1 million, $14.3 million and $11.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 were primarily due to expanded patent related activities, increases in support of key outside collaborators and greater purchases of research materials and laboratory supplies for the expansion of the Company's research programs. The Company expects research and development expenses to increase significantly in the future as a result of continued development of its therapeutic and diagnostic programs.

  General and Administrative Expenses

     General and administrative expenses were $3.1 million, $3.2 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The slight decrease in 1997 was the net effect of a decrease in administrative personnel and an increase in investor and public relations expenses. The increase in expenses in 1996 was primarily due to increases in staffing, amortization of deferred compensation, higher legal, travel and other expenses related to business development and other costs of being a public company.

  Interest and Other Income

     Interest income was $1.4 million, $1.1 million and $643,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 were due to higher average cash and investment balances as a result of the sale of equity securities, completion of the Company's initial public offering and research funding received under the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $369,000, $714,000 and $276,000 in research payments under government grants for the years ended December 31, 1997, 1996 and 1995, respectively. The Company does not expect income from government grants to substantially increase in the future.

  Interest and Other Expense

     Interest and other expense were $392,000, $385,000 and $399,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 was due to an increase in bank charges during the year as a result of higher cash and short term investment balances. The decrease in 1996 was due to lower outstanding capital lease obligations as a result of certain leases expiring during the year. Higher outstanding capital lease balances existed during 1995. The Company expects interest and other expense to moderately increase as it intends to increase equipment financing.

  Net Loss

     Net loss was $9.6 million, $10.7 million and $8.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in net loss for 1997 was the net result of increased revenue from research support payments from the Pharmacia & Upjohn, Kyowa Hakko and Boehringer Mannheim collaborative agreements which more than offset the increase in operating expenses during the year. The increase in net loss for 1996 was primarily due to the increase in operating expenses during that year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments at December 31, 1997 were $21.6 million compared to $24.3 million at December 31, 1996 and $15.6 million at December 31, 1995. It is the Company's investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The decrease in cash, cash equivalents and short-term investments for 1997 was the net result of increased research funding support payments and increased operating expenses during the year. The increase in cash, cash equivalents and short-term investments for 1996 was primarily due to the completion of the Company's initial public offering in July 1996.

     Net cash used in operations was $7.9 million, $9.9 million and $6.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in net cash used in operations for 1997 was due to an increase in research support payments as a result of funding under the Pharmacia & Upjohn collaborative agreement entered into in 1997. The increase in net cash used in operations for 1996 was primarily due to higher expenses incurred as a result of expanded research and development programs. The Company expects its net cash used in operations may increase in 1998 due to increased research and development expenditures and decreased research support payments from Kyowa Hakko.

     The Company has funded its operations primarily through public and private equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. In January 1997, Pharmacia & Upjohn purchased an initial equity investment of $2.0 million in Geron at a premium. In April 1997 and March 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million at each date) of Geron Common Stock at a premium.

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common stock exceeds or falls below certain thresholds. The Company has agreed to register the resale of the underlying common stock under the Securities Act of 1933.

     In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, S.p.A, in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock, at a premium.

     Through December 31, 1997, the Company had invested approximately $6.1 million in property and equipment, of which approximately $4.5 million was financed through equipment financing. Minimum annual payments due under the equipment financing facility are expected to total $1.1 million, $685,000, $474,000 and $98,000 in 1998, 1999, 2000 and 2001, respectively. As of December
31, 1997, the Company had approximately $592,000 available for borrowing under its equipment financing facility.

     The Company estimates that its existing capital resources including the proceeds from the private placement completed in March 1998, payments under the Pharmacia & Upjohn and Kyowa Hakko collaborative agreements, interest income and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

     With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor patient status and screen for cancer. Although the Company's licensees, Oncor, Boehringer Mannheim, Kyowa Medex and PharMingen have commenced the sale of kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

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

EARLY STAGE OF DEVELOPMENT

     Geron is at an early stage in the development of therapeutic and diagnostic products. The Company has not yet selected a lead compound for any of its drug development programs. In order to identify and select such a compound, it must have access to sufficient numbers of chemical compounds and resources, of which there can be no assurance. Products that may result from the Company's research and development programs are not expected to be commercially available for a number of years, if at all. The Company's program to identify a telomerase inhibitor is currently at the drug discovery stage, while the Company's other programs are currently focused on research efforts prior to drug discovery or preclinical development. It is difficult to predict when, if ever, the Company will select a lead compound for drug development as a telomerase inhibitor. In addition, there can be no assurance that the Company's other programs will move beyond their current stage. Assuming the Company's research advances and the Company is able to identify and select a lead compound for telomerase inhibition, certain preclinical development efforts will be necessary to determine whether the potential product has sufficient safety to enter clinical trials. If such a potential product receives authorization from the United States Food and Drug Administration (the "FDA") to enter clinical trials, then it will most likely be subjected to a multiphase, multicenter clinical study to determine its safety and efficacy. It is not possible to predict the length or extent of clinical trials or the period of any required patient follow-up. Assuming clinical trials of any potential product are successful and other data are satisfactory, the Company will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. The review process at the FDA is substantial and lengthy, and there can be no assurance that the FDA will approve the Company's application or will not require additional clinical trials or other data prior to approval. Furthermore, even if such approval is ultimately obtained, delays in the approval process could have a material adverse effect on the Company. In addition, there can be no assurance that any potential product will be capable of being produced in commercial quantities at a reasonable cost or that such product will be successfully marketed. Based on the foregoing, the Company does not anticipate being able to commence marketing of any therapeutic products for a period of years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products, if any, will achieve market acceptance.

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

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and market research and clinical diagnostic products to study and diagnose cancer on an exclusive, worldwide basis. Under the collaboration Boehringer Mannheim will provide reimbursement for research previously conducted and will be primarily responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. In addition, the Company is entitled to receive future payments upon achievement of certain contractual milestones relating to level of product sales, as well as royalties on product sales. Further, the Company has an option to exercise certain co-promotion rights in the United States. If and when a telomerase-based diagnostic kit is developed and commercialized under the agreement with Boehringer Mannheim, the Company will be significantly dependent upon the activities of Boehringer Mannheim for the successful manufacturing and commercialization of such product.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

     Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns eight issued United States patents and over 53 United States patent applications and has licensed 18 issued United States patents and over 49 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that the inventors on its or its licensors' patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Patent prosecution to issue patents and litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

     Patent law relating to the scope and enforceability of claims in the fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications and patents that have been filed by others with respect to telomerase and telomere length technology. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by the Company or its licensors. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

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

     Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of the Company's or anthers' proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by others or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which could have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources including the proceeds from the private placement completed in March 1998 and payments under the Pharmacia & Upjohn and Kyowa Hakko Agreements, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

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

SUBSTANTIAL COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

     The pharmaceutical and biopharmaceutical industries are intensely competitive. The Company believes that certain pharmaceutical and biopharmaceutical companies as well as certain research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres, telomerase and stem cell technologies. In addition, other products and therapies that could compete directly with the products that the Company is seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitive with the Company. The pharmaceutical companies developing and marketing such competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to those of the Company. These companies and institutions compete with the Company in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to the Company's programs. There is also competition for access to libraries of compounds to use for screening. Any inability of the Company to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. In addition to the above factors, Geron will face competition with respect to product efficacy and safety, the timing and scope of regulatory consents, availability of resources, reimbursement coverage, price and patent position, including potentially dominant patent positions of others. There can be no assurance that competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company or that such products will not render the Company's products obsolete.

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

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF PRIMORIDAL STEM CELL THERAPIES

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

GOVERNMENT REGULATION

     The preclinical testing and clinical trials of any products developed by the Company or its collaborative partners and the manufacturing, labeling, sale, distribution, marketing, advertising and promotion of any new products resulting therefrom are subject to regulation by federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries in which products developed by the Company or its collaborative partners may be tested and marketed (each of such federal, state, local and other authorities and agencies is referred to herein as a "Regulatory Agency"). Any product developed by the Company or its collaborative partners must receive all relevant Regulatory Agency approvals or clearances, if any, before it may be marketed in a particular country. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval or clearance. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of product development and/ or the period of review of any application for Regulatory Agency approval or clearance for a product. Delays in obtaining Regulatory Agency approvals or clearances could adversely affect the marketing of any products developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties and generate revenues and profits. There can be no assurance that, even after such time and expenditures, any required Regulatory Agency approvals or clearances will be obtained for any products developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval or clearance for a new product is obtained, such approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In general, failure to comply with FDA requirements can result in severe civil and criminal penalties, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

     Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 10% of the outstanding shares of Common Stock and may be able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE; POSSIBLE DILUTION FROM CONVERSION OF PREFERRED STOCK

     Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company had outstanding approximately 11,142,670 shares of Common Stock and 15,000 shares of Series A Convertible Preferred Stock as of March 30, 1998. Pharmacia & Upjohn S.p.A. has agreed not to sell the 696,787 shares (including the 255,102 shares purchased in March 1998) held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). The Series A Convertible Preferred Stock (the "Preferred Stock") is convertible into the number of shares of Common Stock equal to the stated value plus a premium of 6% per annum divided by the market price of the Common Stock during a pricing period preceding conversion. Therefore, the number of shares of Common Stock issuable upon conversion of the Preferred Stock is not fixed and may result in substantial dilution to current stockholders. The Company has agreed to register the Common Stock issuable upon conversion of the Preferred Stock under the Securities Act. The sales of the underlying shares of Common Stock could adversely affect the market price of the Common Stock. In the event the Company is not able to register the underlying Common Stock or the holders of the Preferred Stock are otherwise unable to sell the underlying Common Stock, the Company could be subject to various penalties, including the right of the holders of the Preferred Stock to cause redemption of the Preferred Stock at a premium. In addition, certain other holders of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send checks, or engage in similar normal business activities.

     The Company has started an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $200,000 which includes $100,000 of new software that will be capitalized and $100,000 that will be expensed as incurred. As of December 31, 1997, the Company has not incurred any expenses for the Year 2000 project.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying balance sheets of Geron Corporation at December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geron Corporation at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 13, 1998

                               GERON CORPORATION

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
                                                              ----------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,122     $ 12,357
  Short-term investments....................................    17,475       11,912
  Interest and other receivables............................       866          343
  Other current assets......................................     1,016          409
                                                              --------     --------
          Total current assets..............................    23,479       25,021
Property and equipment, net.................................     2,404        2,968
Deposits and other assets...................................       173          799
                                                              --------     --------
                                                              $ 26,056     $ 28,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    723     $    794
  Accrued compensation......................................       431          790
  Accrued liabilities.......................................       605          790
  Deferred revenue..........................................       975           --
  Current portion of capital lease obligations and equipment
     loans..................................................     1,006        1,179
                                                              --------     --------
          Total current liabilities.........................     3,740        3,553
Noncurrent portion of capital lease obligations and
  equipment loans...........................................     1,250        1,644
Commitments
Stockholders' equity:
  Common stock, $0.001 par value; 25,000,000 shares
     authorized; 10,795,913 shares and 10,040,415 shares
     issued and outstanding in 1997 and 1996,
     respectively...........................................        11           10
  Additional paid-in-capital................................    67,879       61,174
  Notes receivable from stockholders........................        --         (119)
  Deferred compensation.....................................      (714)      (1,003)
  Accumulated deficit.......................................   (46,110)     (36,471)
                                                              --------     --------
          Total stockholders' equity........................    21,066       23,591
                                                              --------     --------
                                                              $ 26,056     $ 28,788
                                                              ========     ========

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1996         1995
                                                           ----------    ---------    ---------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                      SHARE AMOUNTS)
Revenues from collaborative agreements...................  $    7,175    $   5,235    $   5,490
License fees and royalties...............................          78           58           --
                                                           ----------    ---------    ---------
          Total revenues.................................       7,253        5,293        5,490
Operating expenses:
  Research and development...............................      15,139       14,260       11,321
  General and administrative.............................       3,120        3,161        2,888
                                                           ----------    ---------    ---------
          Total operating expenses.......................      18,259       17,421       14,209
                                                           ----------    ---------    ---------
Loss from operations.....................................     (11,006)     (12,128)      (8,719)
Interest and other income................................       1,757        1,826          919
Interest and other expense...............................        (392)        (385)        (399)
                                                           ----------    ---------    ---------
Net loss.................................................  $   (9,641)   $ (10,687)   $  (8,199)
                                                           ==========    =========    =========
Basic and diluted net loss per share (pro forma in 1996
  and 1995)..............................................  $    (0.91)   $   (1.26)   $   (1.34)
Shares used in computing basic and diluted net loss per
  share..................................................  10,551,054    8,497,229    6,123,429
                                                           ==========    =========    =========

                            See accompanying notes.

                               GERON CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       NOTES
                                                                                     RECEIVABLE                           TOTAL
                              PREFERRED STOCK        COMMON STOCK       ADDITIONAL      FROM      DEFERRED    ACCUMU-     STOCK-
                            -------------------   -------------------    PAID-IN       STOCK-     COMPENSA-    LATED     HOLDERS'
                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      HOLDERS       TION      DEFICIT     EQUITY
                            ----------   ------   ----------   ------   ----------   ----------   ---------   --------   --------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31,
  1994....................   5,212,411      5        642,162      1       31,325         (38)           --     (17,604)    13,689
  Issuance of preferred
    stock, net of issuance
    costs of $28..........     858,979      1             --     --        8,732          --            --          --      8,733
  Issuance of common stock
    to certain research
    institutions..........          --     --         32,352     --           26          --            --          --         26
  Issuance of common stock
    upon exercise of
    options, net..........          --     --        254,575     --          122         (93)           --          --         29
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities............          --     --             --     --           --          --            --          30         30
  Net loss................          --     --             --     --           --          --            --      (8,199)    (8,199)
                            ----------    ---     ----------    ---      -------       -----       -------    --------   --------
Balances at December 31,
  1995....................   6,071,390      6        929,089      1       40,205        (131)           --     (25,773)    14,308
  Issuance of preferred
    stock, net of issuance
    costs of $13..........     294,844     --             --     --        2,988          --            --          --      2,988
  Issuance of common stock
    upon exercise of
    options, net..........          --     --        208,606     --          190          12            --          --        202
  Issuance of common stock
    upon exercise of
    warrants..............          --     --         12,055     --           51          --            --          --         51
  Issuance of preferred
    and common stock, net
    of issuance costs of
    $2,050, in connection
    with the Company's
    Initial Public
    Offering ("IPO")......     211,931      1      2,312,500      2       16,448          --            --          --     16,451
  Conversion of preferred
    stock to common stock
    in connection with the
    Company's IPO.........  (6,578,165)    (7)     6,578,165      7           --          --            --          --         --
  Deferred compensation
    related to certain
    options and stock
    purchase rights
    granted to employees
    and consultants.......          --     --             --     --        1,292          --        (1,292)         --         --
  Amortization of deferred
    compensation related
    to certain options and
    stock purchase rights
    granted to employees
    and consultants.......          --     --             --     --           --          --           289          --        289
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities............          --     --             --     --           --          --            --         (11)       (11)
  Net loss................          --     --             --     --           --          --            --     (10,687)   (10,687)
                            ----------    ---     ----------    ---      -------       -----       -------    --------   --------
Balances at December 31,
  1996....................          --     --     10,040,415     10       61,174        (119)       (1,003)    (36,471)    23,591
  Issuance of common stock
    in connection with
    corporate
    collaboration, net of
    issuance costs of
    $9....................          --     --        441,685      1        5,991          --            --          --      5,992
  Issuance of common stock
    in exchange for
    services..............          --     --          6,925     --           59          --            --          --         59
  Issuance of common stock
    to certain research
    institutions..........          --     --          8,940     --           87          --            --          --         87
  Issuance of common stock
    upon exercise of
    options, net..........          --     --        265,361     --          359         119            --          --        478
  Issuance of common stock
    under stock purchase
    plan..................          --     --         32,587     --          209          --            --          --        209
  Amortization of deferred
    compensation related
    to certain options and
    stock purchase rights
    granted to employees
    and consultants.......          --     --             --     --           --          --           289          --        289
  Net change in unrealized
    gain (loss) on
    available-for-sale
    securities............          --     --             --     --           --          --            --           2          2
  Net loss................          --     --             --     --           --          --            --      (9,641)    (9,641)
                            ----------    ---     ----------    ---      -------       -----       -------    --------   --------
Balances at December 31,
  1997....................          --    $--     10,795,913    $11      $67,879       $  --       $  (714)   $(46,110)  $ 21,066
                            ==========    ===     ==========    ===      =======       =====       =======    ========   ========

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (9,641)   $(10,687)   $(8,199)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,277         947        780
  Issuance of common and preferred stock in exchange for
     in-process technology, services rendered and research
     agreements.............................................       154          22         82
     Deferred compensation amortization.....................       289         289         --
  Changes in assets and liabilities:
     Interest and other receivables.........................      (523)       (226)       (44)
     Other current assets...................................      (607)       (177)       (74)
     Deposits and other assets..............................       626         302       (557)
     Accounts payable.......................................       (71)        294         46
     Accrued compensation...................................      (359)        127        332
     Accrued liabilities....................................        24         495        (19)
     Deferred revenue.......................................       975      (1,335)     1,335
                                                              --------    --------    -------
Net cash used in operating activities.......................    (7,856)     (9,949)    (6,318)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................      (713)     (1,121)      (482)
Purchases of securities available-for-sale..................   (27,015)    (24,497)    (7,579)
Proceeds from sales of securities available-for-sale........        --          --        500
Proceeds from maturities of securities available-for-sale...    21,454      15,585     11,490
                                                              --------    --------    -------
Net cash (used in) provided by investing activities.........    (6,274)    (10,033)     3,929
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equipment loans...............................       671       1,171        471
Payments of obligations under capital leases and equipment
  loans.....................................................    (1,238)     (1,044)      (769)
Proceeds from issuance of preferred stock...................        --       2,966      8,681
Proceeds from issuance of common stock......................     6,462      16,704         25
                                                              --------    --------    -------
Net cash provided by financing activities...................     5,895      19,797      8,408
                                                              --------    --------    -------
Net (decrease) increase in cash and cash equivalents........    (8,235)       (185)     6,019
Cash and cash equivalents at beginning of period............    12,357      12,542      6,523
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $  4,122    $ 12,357    $12,542
                                                              ========    ========    =======

                            See accompanying notes.

                               GERON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Geron Corporation ("Geron" or the "Company") was incorporated in the State of Delaware on November 29, 1990. Geron is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products based upon common biological mechanisms underlying cancer and other age-related diseases. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

  Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"), which requires the Company to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to SFAS 128.

     Basic and diluted net loss per share for 1996 and 1995 have also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83 are now excluded from the computation as their effect is antidilutive under SFAS 128.

     Pro forma basic and diluted net loss per share for 1996 and 1995 have been computed as described above and also give effect to the conversion of convertible Preferred Stock which automatically converted to common shares upon closing of the Company' s initial public offering.

                               GERON CORPORATION

     A reconciliation of shares used in calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1997          1996         1995
                                                    -----------   ----------   ----------
Net loss..........................................  $    (9,641)  $  (10,687)  $   (8,199)
                                                    ===========   ==========   ==========
Basic and Diluted
Weighted average shares of Common Stock
  outstanding used in computing basic and diluted
  net loss per share..............................   10,551,054    4,789,388      839,490
                                                    ===========   ==========   ==========
Basic and diluted net loss per share..............  $     (0.91)  $    (2.23)  $    (9.77)
                                                    ===========   ==========   ==========
Pro Forma Basic and Diluted
Shares used in computing basic and diluted net
  loss per share..................................                 4,789,388      839,490
Adjusted to reflect the effect of the assumed
  conversion of Preferred Stock from the date of
  issuance........................................                 3,707,841    5,283,939
                                                                  ----------   ----------
  Shares used in computing pro forma basic and
     diluted net loss per share...................                 8,497,229    6,123,429
                                                                  ==========   ==========
Pro forma basic and diluted net loss per share....                $    (1.26)  $    (1.34)
                                                                  ==========   ==========

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 936,782 and 823,214 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 1997 and 1996, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Royalties are generally recognized upon receipt.

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the remaining term of the lease.

  Other Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31,

                               GERON CORPORATION

1998, respectively. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 130 and SFAS 131 on its future financial statement disclosures.

  Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

 2. FINANCIAL INSTRUMENTS

  Cash Equivalents and Securities Available-for-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in commercial paper, master notes, and repurchase agreements with U.S. financial institutions. The Company's investments include corporate notes and U.S. Government securities with maturities ranging from 3 to 14 months.

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

     The following is a summary of available-for-sale securities at December 31, 1997 and 1996:

                                                           ESTIMATED FAIR VALUE
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                              (IN THOUSANDS)
Cash and cash equivalents:
  Money market fund......................................  $ 2,499     $ 5,453
  Commercial paper.......................................      998       2,979
  Corporate master notes and repurchase agreements.......       --       2,194
                                                           -------     -------
                                                           $ 3,497     $10,626
                                                           =======     =======
Short-term investments:
  Municipal note.........................................  $ 2,000     $    --
  Corporate CD...........................................    1,000          --
  Corporate notes........................................   14,475      11,912
                                                           -------     -------
                                                           $17,475     $11,912
                                                           =======     =======

     As of December 31, 1997 and 1996, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. As of December 31, 1997 and 1996, the average portfolio duration was approximately three months and the contractual maturity of any single investment did not exceed 14 months.

                               GERON CORPORATION

  Other Assets

     The Company presently holds notes receivable of $365,000 ($624,000 in 1996) from officers of the Company. These notes, which in general bear no interest, are collateralized by certain personal assets of the officers and are due at December 31, 1998.

  Other Fair Value Disclosures

     At December 31, 1997, the fair value of the notes receivable from officers is $311,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     The fair value of the equipment loans approximates the carrying value of $1,675,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

 3. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Furniture and equipment..................................  $ 1,537    $ 1,249
Lab equipment............................................    2,963      2,763
Leasehold improvements...................................    1,621      1,424
                                                           -------    -------
                                                             6,121      5,436
Less accumulated depreciation and amortization...........   (3,717)    (2,468)
                                                           -------    -------
                                                           $ 2,404    $ 2,968
                                                           =======    =======

     Property and equipment at December 31, 1997 and 1996 includes assets under capitalized leases of approximately $3,465,000 and $2,767,000, respectively. Accumulated amortization related to leased assets was approximately $1,725,000 and $1,146,000 at December 31, 1997 and 1996, respectively.

 4. CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS

     The Company has lease and equipment loan credit lines available of $1,000,000 of which approximately $592,000 was unused and available at December 31, 1997. The drawdown period under the lease and equipment loan credit lines expires on July 31, 1998. The obligations under the equipment loans are secured by the equipment financed, bear interest at fixed rates of approximately 13% and are due in monthly installments through March 2002. Under the terms of the master lease agreement, ownership of the leased equipment will transfer to the Company at the end of the lease term.

                               GERON CORPORATION

     Future minimum lease payments under capital leases and principal payments on equipment loans are as follows:

                                                           CAPITAL    EQUIPMENT
                                                           LEASES       LOANS
                                                           -------    ---------
                                                              (IN THOUSANDS)
Years ending December 31:
  1998...................................................   $ 492      $  563
  1999...................................................     138         547
  2000...................................................       7         467
  2001...................................................      --          98
                                                            -----      ------
Total minimum lease and principal payments,
  respectively...........................................     637      $1,675
                                                                       ======
Amount representing interest.............................     (56)
                                                            -----
Present value of future lease payments...................     581
Current portion of capital lease obligations.............    (443)
                                                            -----
Noncurrent portion of capital lease obligations..........   $ 138
                                                            =====

 5. OPERATING LEASE COMMITMENTS

     On March 25, 1996, the Company leased two facilities under two five-year noncancelable operating leases. Future minimum payments under noncancelable operating leases are approximately $616,000 in 1998, $641,000 in 1999, $666,000 in 2000, $693,000 in 2001 and $58,000 in 2002. The Company has the option to extend the term of both leases for two additional periods of two and one half years each. Rent expense under operating leases was approximately $581,000 and $298,000 for the years ended December 31, 1997 and 1996, respectively.

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

  Warrants

     In August 1997, in conjunction with a license agreement, the Company issued a warrant to purchase 25,000 shares of Common Stock at $6.75 per share. The warrant is exercisable through August 2007.

                               GERON CORPORATION

     In June 1994, in conjunction with the Series C Preferred Stock financing, the Company issued warrants to purchase 3,253 shares of Common Stock at $9.28 per share. The warrants are exercisable through June 1999.

     In February 1994, in conjunction with a research agreement, the Company issued a warrant to purchase 47,058 shares of Common Stock at $7.65 per share. The warrant is exercisable through February 2004.

  1992 Stock Option Plan

     The Company administers the 1992 Stock Option Plan ("the Plan"). The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1997, the Company had reserved 3,555,219 shares of Common Stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value on the date of grant. If, at the time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of Common Stock generally vest over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Options granted under the plan prior to July 1996 (the date of the Company's initial public offering) are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. In 1997 and 1996, the Company repurchased 18,737 and 3,970 shares, respectively, in accordance with these repurchase rights. As of December 31, 1997, 24,810 shares remained subject to repurchase.

  Directors' Option Plan

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of Common Stock for issuance thereunder. As of December 31, 1997, 50,000 shares have been issued under the Directors' Option Plan.

                               GERON CORPORATION

     Aggregate option activity for the 1992 Stock Option Plan and Directors' Stock Option Plan is as follows:

                                                                  OUTSTANDING OPTIONS
                                         SHARES      ---------------------------------------------
                                       AVAILABLE     NUMBER OF     PRICE PER      WEIGHTED AVERAGE
                                       FOR GRANT      SHARES         SHARE         EXERCISE PRICE
                                       ----------    ---------    ------------    ----------------
Balance at December 31, 1994.........     718,755      862,597    $0.34-$ 0.82         $ 0.66
  Options granted....................    (492,908)     492,908    $       0.82         $ 0.82
  Options exercised..................          --     (252,370)   $0.34-$ 0.82         $ 0.48
  Options canceled...................      35,486      (35,486)   $0.34-$ 0.82         $ 0.71
                                       ----------    ---------
Balance at December 31, 1995.........     261,333    1,067,649    $0.34-$ 0.82         $ 0.77
  Additional shares authorized.......   1,073,529           --    $         --         $   --
  Options granted....................    (841,068)     841,068    $1.02-$ 8.75         $ 4.09
  Options exercised..................          --     (212,579)   $0.34-$ 8.00         $ 0.90
  Options canceled...................     137,237     (137,237)   $0.34-$ 8.00         $ 1.79
                                       ----------    ---------
Balance at December 31, 1996.........     631,031    1,558,901    $0.34-$ 8.75         $ 2.45
  Additional shares authorized.......   1,000,808           --    $         --         $   --
  Options granted....................  (1,491,830)   1,491,830    $6.75-$17.00         $11.07
  Options exercised..................          --     (292,904)   $0.34-$12.75         $ 1.54
  Options canceled...................     332,036     (332,036)   $0.34-$12.75         $ 8.70
                                       ----------    ---------
Balance at December 31, 1997.........     472,045    2,425,791    $0.34-$17.00         $ 6.98
                                       ==========    =========

                                                              OPTIONS OUTSTANDING/EXERCISABLE
                                                      ------------------------------------------------
                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                      WEIGHTED           REMAINING
                  EXERCISE PRICE                                      AVERAGE        CONTRACTUAL LIFE
                      RANGE                            NUMBER      EXERCISE PRICE       (IN YEARS)
                  --------------                      ---------    --------------    -----------------
$0.34-$ 1.02......................................      522,459        $ 0.80              6.92
$2.04-$ 8.00......................................      587,837        $ 3.93              8.43
$8.63-$ 9.13......................................      635,673        $ 8.96              9.78
$9.19-$17.00......................................      679,822        $12.50              9.35
                                                      ---------
$0.34-$17.00......................................    2,425,791        $ 6.98              8.72
                                                      =========

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.79% to 6.85%, 5.68% to 6.70% and 5.34% to 7.90% for 1997, 1996 and 1995 respectively; a dividend yield of 0.0% for 1997, 1996 and 1995; a volatility factor of the expected market price of the Company's Common Stock of 1.1 for 1997, 0.7 for 1996 and 0.0 for 1995; and a weighted average expected life of the options of 5 years for 1997, 1996 and 1995.

                               GERON CORPORATION

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's Common Stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 60-month period. Deferred compensation expense recognized in 1997 and 1996 totaled $289,000. The weighted average fair value of options granted during 1997 and 1996 with an exercise price below the deemed fair value of the Company's Common Stock on the date of grant was $8.00 and $3.69, respectively. The weighted average fair value of options granted during 1997 and 1996 with an exercise price equal to the deemed fair value of the Company's Common Stock on the date of grant was $9.77 and $8.72, respectively. The weighted average fair value of options granted during 1997 and 1996 with an exercise price greater than the deemed fair value of the Company's Common Stock on the date of grant was $12.75 and none, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                              ----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported........................   $ (9,641)      $(10,687)      $(8,199)
Pro forma net loss..........................   $(11,325)      $(11,142)      $(8,214)
Basic and diluted net loss per share as
  reported..................................   $  (0.91)      $  (1.26)      $ (1.34)
Basic and diluted pro forma net loss per
  share.....................................   $  (1.07)      $  (1.31)      $ (1.34)

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1997 reflects expense for three years' vesting while pro forma data for 1998 will reflect compensation expense for four years' vesting of outstanding stock options.

     At December 31, 1997, 3,240,560 shares of Common Stock are reserved for issuance upon exercise of options currently outstanding and options available for grant under the 1992 Stock Option Plan, 1996 Directors' Option Plan, 1996 Employee Stock Purchase Plan and exercise of warrants.

  Employee Stock Purchase Plan

     In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 300,000 shares of Common Stock for issuance thereunder. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 40% of the eligible employees have participated in the Purchase Plan. The Company does not recognize compensation cost related to employee purchase rights under the Plan. Approximately, 33,000 shares have been issued under the Purchase Plan as of December 31, 1997. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions for those rights granted in 1997: risk-free interest rates ranging from 5.62% to 5.68%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's Common Stock of 1.1; and an expected life of the purchase right of 6 months. Based upon these assumptions, the compensation cost estimated for the fair value of the employees' purchase rights was immaterial and therefore not included in the pro forma information. There were no shares issued under the Purchase Plan in 1996.

                               GERON CORPORATION

 7. COLLABORATIVE AGREEMENTS

     In March 1997, the Company entered into a license and research collaboration agreement with Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn"). Under the agreement, the Company granted an exclusive worldwide license to Pharmacia & Upjohn to make, use, and sell cancer therapeutic products based on telomerase inhibition technology. A three-way agreement between Geron, Kyowa Hakko and Pharmacia & Upjohn was also signed.

     In April 1995, the Company entered into a license and research collaboration agreement with Kyowa Hakko Kogyo Co., Ltd ("Kyowa Hakko"). Under the agreement, the Company granted an exclusive license to Kyowa Hakko to make, use and sell cancer therapeutic products based on telomerase inhibition technology within a specified territory in exchange for royalty payments, payments for certain research and development activities and payments due on achieving specified development milestones.

     Costs associated with research and development activities attributable to the above agreements approximate revenue recognized. Under these agreements, revenues of approximately $6,700,000, $5,200,000 and $5,500,000 were recognized in 1997, 1996 and 1995, respectively. No milestone payments have been received or earned to date.

     In December 1997, the Company signed a license, product development and marketing agreement with Boehringer Mannheim GmbH ("Boehringer Mannheim") for the development and commercialization of diagnostic cancer products. In accordance with the agreement, the Company received a $500,000 research reimbursement payment in January 1998.

 8. INCOME TAXES

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $41,900,000 and $5,100,000, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2006 through 2012, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 1997 through 2002.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards.......................  $ 14,500    $ 11,800
Research credits (expiring 2007 - 2012)................     2,600       1,700
Capitalized research and development...................     1,000         800
Other -- net...........................................     1,200         600
                                                         --------    --------
          Total deferred tax assets....................    19,300      14,900
Valuation allowance for deferred tax assets............   (19,300)    (14,900)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,100,000 and $3,800,000 during the years ended December 31, 1996 and 1995, respectively.

     Approximately $300,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

                               GERON CORPORATION

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 9. IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send checks, or engage in similar normal business activities.

     The Company has started an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $200,000 which includes $100,000 of new software that will be capitalized and $100,000 that will be expensed as incurred. As of December 31, 1997, the Company has not incurred any expenses for the Year 2000 project.

10. SUBSEQUENT EVENTS (UNAUDITED)

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common stock exceeds or falls below certain thresholds. The Company has agreed to register the resale of the underlying common stock under the Securities Act of 1933.

     In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, S.p.A, in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock, at a premium.

11. STATEMENT OF CASH FLOWS DATA

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                     1997       1996      1995
                                                     -----    --------    -----
                                                           (IN THOUSANDS)
Supplementary Information
  Interest paid....................................  $332     $   337     $359
Supplementary Investing and Financing Activities
  Equipment acquired under capital leases..........  $ --     $    48     $661
  Common stock issued under purchase plan..........  $209     $    --     $ --
  Notes receivable from stockholders...............  $ --     $   (12)    $ 93
  Deferred compensation related to options
     granted.......................................  $ --     $(1,292)      --
  Net unrealized gain (loss) on available-for-sale
     securities....................................  $  2     $   (11)    $ 30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held May 29, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS.

     Included in Part II of this Report:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........     35
Balance Sheets -- December 31, 1997 and 1996................     36
Statements of Operations -- Years ended December 31, 1997,
  1996 and 1995.............................................     37
Statement of Stockholders' Equity -- Three years ended
  December 31, 1997.........................................     38
Statements of Cash Flows -- Years ended December 31, 1997,
  1996 and 1995.............................................     39
Notes to Financial Statements...............................     40

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

10.25*        Common Stock Purchase Agreement dated December 20, 1996
              between the Registrant and Pharmacia & Upjohn S.p.A.
10.26+*****   License and Research Collaboration Agreement dated March 23,
              1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27+*****   Amendment No. 2 to License and Research Collaboration
              Agreement dated April 24, 1995 between Registrant and Kyowa
              Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28+*****   Three Party Agreement dated March 23, 1997 by and among
              Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
              Upjohn S.p.A.
10.29+*****   Common Stock Purchase Agreement dated March 23, 1997 between
              Registrant and Pharmacia & Upjohn S.p.A.
10.30+*****   Intellectual Property License Agreement dated December 9,
              1996 between Registrant and University Technology
              Corporation
10.31*****    Second Amendment to Note Secured by Second Deed of Trust
              with Hilleman
10.32*****    Second Amendment to Note Secured by Stock Pledge Agreement
              with West
10.33*****    First Amendment to Note Secured by Deed of Trust with Harley
10.34*****    Note Secured by Second Deed of Trust with Greenwood
10.35+******  License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.36+******  Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37+        License, Product Development, and Marketing Agreement by and
              between Registrant and Boehringer Mannheim, GmbH
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1          Power of Attorney (see signature page)
27.1          Financial Data Schedule

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

      * Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January 24, 1997.

   *** Incorporated by reference to Exhibit 3.3 filed with the Registrant's
       Registration Statement Form S-1 which became effective July 30, 1996.

  **** Incorporated by reference to Exhibit 3.4 filed with the Registrant's
       Registration Statement Form S-1 which became effective July 30, 1996.

 ***** Incorporated by reference to identically numbers exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

****** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(b) REPORTS ON FORM 8-K.

     None filed.

(c) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 30th day of March, 1998.

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ RONALD W. EASTMAN                     President, Chief Executive    March 30, 1998
--------------------------------------------------------      Officer and Director
                   Ronald W. Eastman                      (Principal Executive Officer)

                 /s/ DAVID L. GREENWOOD                   Chief Financial Officer, Vice  March 30, 1998
--------------------------------------------------------     President of Corporate
                   David L. Greenwood                        Development, Treasurer,
                                                              Secretary (Principal
                                                            Financial and Accounting
                                                                    Officer)

                /s/ ALEXANDER E. BARKAS                             Director             March 30, 1998
--------------------------------------------------------
                  Alexander E. Barkas

                   /s/ BRIAN H. DOVEY                               Director             March 30, 1998
--------------------------------------------------------
                     Brian H. Dovey

                 /s/ CHARLES M. HARTMAN                             Director             March 30, 1998
--------------------------------------------------------
                   Charles M. Hartman

                  /s/ THOMAS D. KILEY                               Director             March 30, 1998
--------------------------------------------------------
                    Thomas D. Kiley

                  /s/ ROBERT B. STEIN                               Director             March 30, 1998
--------------------------------------------------------
                    Robert B. Stein

                   /s/ JOHN P. WALKER                               Director             March 30, 1998
--------------------------------------------------------
                     John P. Walker

                                 EXHIBIT INDEX

      EXHIBIT                               DESCRIPTION
    ------------                            -----------
     3.1***         Amended and Restated Certificate of Incorporation of
                    Registrant
     3.2****        Bylaws of Registrant
     4.1**          Form of Common Stock Certificate
    10.1**          Form of Indemnification Agreement
    10.2**          1992 Stock Option Plan
    10.3**          1996 Employee Stock Purchase Plan
    10.4**          1996 Directors' Stock Option Plan
    10.5**          Investors' Rights Agreement dated November 10, 1995 among
                    the Registrant and certain security holders of the
                    Registrant
    10.6+**         Agreement with Respect to Option dated August 31, 1992
                    between the Registrant and Cold Spring Harbor Laboratory and
                    Amendments No. 1 and 2 thereto dated May 3, 1993 and January
                    1994
    10.7+**         Patent License Agreement dated September 8, 1992 between the
                    Registrant and University of Texas Southwestern Medical
                    Center at Dallas
    10.8+**         Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
                    Medical Center at Dallas
    10.9+**         Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
                    California
    10.10+**        License and Research Collaboration Agreement dated April 24,
                    1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated July 15, 1995
    10.11+**        Standard Nonexclusive License Agreement dated January 1,
                    1996 between the Registrant and Wisconsin Alumni Research
                    Foundation
    10.12**         Business Park Lease dated March 25, 1996 between the
                    Registrant and David D. Bohannon Organization
    10.13**         Business Park Lease dated January 20, 1993 between the
                    Registrant and David D. Bohannon Organization and Amendments
                    Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
                    1994 and March 25, 1996, respectively
    10.14**         Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
    10.15**         Master Lease Agreement dated January 5, 1993 between the
                    Registrant and Lease Management Services, Inc.
    10.16**         Note Secured by Stock Pledge Agreement dated July 7, 1993
                    between the Registrant and Michael West and Amendment
                    thereto dated May 20, 1996
    10.19**         Note Secured by Second Deed of Trust dated May 20, 1993
                    between the Registrant and Jeryl Lynn Hilleman and Amendment thereto dated May 20, 1996
    10.20**         Note Secured by Second Deed of Trust dated December 1993
                    between the Registrant and Calvin B. Harley
    10.21**         Note Secured by Second Deed of Trust dated September 30,
                    1995 between the Registrant and David L. Greenwood
    10.22**         Note Secured by Second Deed of Trust dated September 30,
                    1995 between the Registrant and David L. Greenwood
    10.23**         Common Stock Warrant dated May 4, 1994, issued by the
                    Registrant to Cold Spring Harbor Laboratory
    10.24**         Series C Preferred Stock Purchase Warrants issued to certain investors on June 29, 1994
    10.25*          Common Stock Purchase Agreement dated December 20, 1996
                    between the Registrant and Pharmacia & Upjohn S.p.A.
    10.26+*****     License and Research Collaboration Agreement dated March 23,
                    1997 between Registrant and Pharmacia & Upjohn S.p.A.

      EXHIBIT                               DESCRIPTION
    ------------                            -----------
    10.27+*****     Amendment No. 2 to License and Research Collaboration
                    Agreement dated April 24, 1995 between Registrant and Kyowa
                    Hakko Kogyo Co., Ltd. dated March 23, 1997
    10.28+*****     Three Party Agreement dated March 23, 1997 by and among
                    Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
                    Upjohn S.p.A.
    10.29+*****     Common Stock Purchase Agreement dated March 23, 1997 between
                    Registrant and Pharmacia & Upjohn S.p.A.
    10.30+*****     Intellectual Property License Agreement dated December 9,
                    1996 between Registrant and University Technology
                    Corporation
    10.31*****      Second Amendment to Note Secured by Second Deed of Trust
                    with Hilleman
    10.32*****      Second Amendment to Note Secured by Stock Pledge Agreement
                    with West
    10.33*****      First Amendment to Note Secured by Deed of Trust with Harley
    10.34*****      Note Secured by Second Deed of Trust with Greenwood
    10.35+******    License Agreement dated August 1, 1997 between Registrant
                    and The Johns Hopkins University
    10.36+******    Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
    10.37+          License, Product Development, and Marketing Agreement by and
                    between Registrant and Boehringer Mannheim, GmbH
    23.1            Consent of Ernst & Young LLP, Independent Auditors
    24.1            Power of Attorney (see signature page)
    27.1            Financial Data Schedule

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

      * Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January 24, 1997.

   *** Incorporated by reference to Exhibit 3.3 filed with the Registrant's
       Registration Statement Form S-1 which became effective July 30, 1996.

  **** Incorporated by reference to Exhibit 3.4 filed with the Registrant's
       Registration Statement Form S-1 which became effective July 30, 1996.

 ***** Incorporated by reference to identically numbers exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

****** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.