Form 10-Q
period 1998-03-31
GERON CORPORATION
filed 1998-05-13
CIK 886744

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to _________.

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

Class: Common Stock $0.001 par value      Outstanding at May 8, 1998: 11,170,897


================================================================================

                                GERON CORPORATION
                                      INDEX

PART I.       FINANCIAL INFORMATION

              Item 1:   Financial Statements

                        Condensed Balance Sheets as of March 31, 1998 and December 31, 1997

                        Condensed Statements of Operations for the three months ended
                        March 31, 1998 and 1997

                        Condensed Statements of Cash Flows for the three months ended
                        March 31, 1998 and 1997

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

              Item 3:   Defaults upon Senior Securities

              Item 4:   Submission of Matters to a Vote of Security Holders

              Item 5:   Other Information

              Item 6:   Exhibits and Reports on Form 8-K

SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                   MARCH 31,        DECEMBER 31,
                                                                     1998              1997
                                                                   --------          --------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 27,186          $  4,122
  Short-term investments                                             11,397            17,475
  Interest and other receivables                                        263               866
  Other current assets                                                  696             1,016
                                                                   --------          --------
      Total current assets                                           39,542            23,479

  Property and equipment, net                                         2,191             2,404
  Deposits and other assets                                             170               173
                                                                   --------          --------
                                                                   $ 41,903          $ 26,056
                                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    407          $    723
  Accrued compensation                                                  334               431
  Accrued liabilities                                                   647               605
  Deferred revenue                                                       --               975
  Current portion of capital lease obligations and
    equipment loans                                                     975             1,006
                                                                   --------          --------
      Total current liabilities                                       2,363             3,740

Noncurrent portion of capital lease obligations and
   equipment loans                                                    1,069             1,250


Commitments

Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares
  authorized; 15,000 and no shares issued and outstanding at
  March 31, 1998  and December 31, 1997, respectively                    --                --
Common stock, $0.001 par value; 25,000,000 shares
  authorized; 11,146,539 and 10,795,913 shares issued
  and outstanding at March 31, 1998 and December 31, 1997,
  respectively                                                           11                11
Additional paid-in-capital                                           87,080            67,879
Notes receivable from stockholders                                       (2)             --
Deferred compensation                                                  (642)             (714)
Accumulated deficit                                                 (47,976)          (46,110)
                                                                   --------          --------
      Total stockholders' equity                                     38,471            21,066
                                                                   --------          --------
                                                                   $ 41,903          $ 26,056
                                                                   ========          ========

See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    1998               1997
                                                ------------       ------------
Revenues from collaborative agreements          $      2,225       $         --
License fees & royalties                                  25                 28
                                                ------------       ------------
     Total revenues                                    2,250                 28

Operating expenses:
  Research and development                             3,668              3,935
  General and administrative                             826                765
                                                ------------       ------------
     Total operating expenses                          4,494              4,700
                                                ------------       ------------
Loss from operations                                  (2,244)            (4,672)

Interest and other income                                459                323
Interest and other expense                               (82)               (99)
                                                ------------       ------------
Net loss                                        $     (1,867)      $     (4,448)
                                                ============       ============

Basic and diluted net loss per share            $      (0.17)      $      (0.44)
                                                ============       ============

Shares used in computing basic and
  diluted net loss per share                       10,897,680         10,178,271
                                                 ============       ============



See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (In thousands)



                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               1998          1997
                                                             --------      --------
Cash flows from operating activities:
   Net loss                                                  $ (1,867)     $ (4,448)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               281           309
      Issuance of common and preferred stock in exchange
        for services rendered                                      10            12
      Deferred compensation                                       105            72
   Changes in assets and liabilities:
      Interest and other receivables                              603            63
      Other current assets                                        320          (101)
      Deposits and other assets                                     3            54
      Accounts payable                                           (316)         (243)
      Accrued compensation                                        (97)         (364)
      Accrued liabilities                                          42           (28)
      Deferred revenue                                           (975)           --
                                                             --------      --------
Net cash used in operating activities                          (1,891)       (4,674)

Cash flows from investing activities:
   Capital expenditures                                           (68)         (254)
   Purchases of securities available-for-sale                      --        (6,109)
   Proceeds from maturities of securities
     available-for-sale                                         6,079         5,000
                                                             --------      --------

Net cash provided by (used in) investing activities             6,011        (1,363)

Cash flows from financing activities:
   Proceeds from equipment loans                                   68           142
   Payments of obligations under capital leases and
     equipment loans                                             (280)         (293)
   Proceeds from issuance of common and preferred stock,
     net                                                       19,156         2,153
                                                             --------      --------
Net cash provided by financing activities                      18,944         2,002
                                                             --------      --------
Net increase (decrease) in cash and cash equivalents           23,064        (4,035)

Cash and cash equivalents at the beginning of the period        4,122        12,357
                                                             --------      --------
Cash and cash equivalents at the end of the period           $ 27,186      $  8,322
                                                             ========      ========

See accompanying notes.

                                GERON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying condensed unaudited balance sheet as of March 31, 1998 and condensed statements of operations for the three-month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

   A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                                THREE MONTHS
      (In thousands, except share and per share data)          ENDED MARCH 31,
                                                            1998             1997
                                                        ------------     ------------
Net loss                                                $     (1,867)    $     (4,448)
                                                        ============     ============

Weighted average shares of Common Stock outstanding
   used in computing  basic and diluted net loss per
   share                                                  10,897,680       10,178,271


Basic and diluted net loss per share                    $      (0.17)    $      (0.44)
                                                        ============     ============


   Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the number of common shares issuable upon conversion of the Series A Convertible Preferred Stock and common shares related to outstanding options and warrants (as determined using the treasury stock method at the estimated average market value) for the three months ended March 31, 1998 and 1997.

2. OTHER RECENT ACCOUNTING PRONOUCEMENTS

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 130, ("SFAS 130"),"Reporting Comprehensive Income," in June 1997. Under SFAS 130, the Company is required to display comprehensive income (loss) and its components as part of the Company's full set of financial statements. Comprehensive income (loss) is comprised of net income
   (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) will not change. Other comprehensive income
   (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported in the Company's accumulated deficit, to be included in other comprehensive income (loss). During the first quarter of 1998 and 1997, total comprehensive loss amounted to $1.9 million and $4.4 million, respectively.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosure to be adopted beginning December 31, 1998. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 131 on its future financial statement disclosure.

3. CASH EQUIVALENTS AND INVESTMENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of March 31, 1998, the Company's investments consisted primarily of corporate notes with maturities ranging from 3 to 12 months.

4. PREFERRED STOCK

   On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price or the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds. The Company has agreed to register the resale of the underlying Common Stock under the Securities Act of 1933.

                                GERON CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the section of this Item 2 titled "Additional Factors That May Affect Future Results".

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Geron is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products based upon the company's understanding of telomeres and telomerase in cells, fundamental biological mechanisms underlying cancer and other age-related diseases.

On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds. The Company agreed to register the resale of the underlying common stock under the Securities Act of 1933.

In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, S.p.A. ("Pharmacia & Upjohn"), in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock at a premium.

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

RESULTS OF OPERATIONS

REVENUES

Contract revenues were $2.2 million and none for the three months ended March 31, 1998 and 1997, respectively. Contract revenues in 1998 were from research support payments under the Company's collaborative agreements with Pharmacia & Upjohn (the "Pharmacia & Upjohn Agreement") and Kyowa Hakko Kogyo, Co. Ltd. (the "Kyowa Hakko Agreement"). Research support payments of $1.0 million and $4.0 million under the Kyowa Hakko Agreement were received in April 1998 and 1997, respectively. The Pharmacia & Upjohn Agreement was signed in March 1997 and the Company received its first quarterly research support payment of 1.25 million in April 1997. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements. Contract revenues are expected to decrease as a result of reduced research funding under the Kyowa Hakko Agreement.

The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. No license fee payments were received in 1997 or the first quarter of 1998. Royalties of $25,000 and $28,000 were received from licensees, including Oncor, Kyowa Medex, Boehringer Mannheim and PharMingen on the sale of diagnostic kits to the research-use-only market for the three months ended March 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3.7 million and $3.9 million for the three months ended March 31, 1998 and 1997, respectively. The slight decrease was primarily due to a decrease in facilities related expenditures for the three months ended March 31, 1998. In 1997, the Company incurred additional facilities costs related to the expansion of its operations to two buildings and the enhancement of several laboratory operations. The Company expects research and development and related facilities expenses to increase in the future as a result of continued development of its research programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $826,000 and $765,000 for the three months ended March 31, 1998 and 1997, respectively. The overall increase in expenses for 1998 was primarily due to higher legal, filing and communication costs.

INTEREST AND OTHER INCOME

Interest income was $330,000 and $318,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was due to higher average cash and investment balances as a result of the sale of equity securities to Pharmacia & Upjohn and completion of the Company's convertible preferred stock financing, both of which occurred at the end of the first quarter. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $129,000 and $5,000 in research payments under government grants for the three months ended March 31, 1998 and 1997, respectively. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

Interest and other expenses were $82,000 and $99,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease was due to lower outstanding lease obligations as a result of certain leases expiring during the quarter. The Company expects interest and other expense to remain consistent with prior years as expiring leases are replaced with new leases over the coming year.

NET LOSS

Net loss was $1.9 million and $4.4 million for the three months ended March 31, 1998 and 1997, respectively. The decrease was due primarily to the timing of the recognition of contract revenue from the Kyowa Hakko and Pharmacia & Upjohn agreements. The agreement with Pharmacia & Upjohn was signed in March 1997 and no contract revenue was recognized until the second quarter of 1997. In addition, the Company did not recognize any contract revenue from the Kyowa Hakko Agreement in the first quarter of 1997, as it had been previously recognized in 1996. Net loss is expected to increase as a result of decreased funding from Kyowa Hakko.

LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. The Series A Convertible Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The conversion price of the Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. With limited exceptions, during the nine-month period following issuance, the Preferred Stock is convertible only after the market price of the Common Stock equals or exceeds $15 per share. The Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds. The Company agreed to register the resale of the underlying common stock under the Securities Act of 1933.

In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock at a premium.

Cash, cash equivalents and short-term investments at March 31, 1998 were $38.6 million compared to $21.3 million at March 31, 1997. The increase in cash, cash equivalents and short-term investments in the three months ended March 31, 1998 was primarily due to the completion of the Company's private placement and the sale of equity securities to Pharmacia & Upjohn. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

Net cash used in operations decreased to $1.9 million for the three months ended March 31, 1998 compared to $4.7 million for the comparable period in 1997. The decrease resulted primarily from a lower net loss recognized in 1998. As discussed above, significantly more revenue was recognized from the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements in the first quarter of 1998 than in the first quarter of 1997.

For the three months ended March 31, 1998, additions of equipment and leasehold improvements totaled approximately $68,000, all of which were financed through equipment financing arrangements. At March 31, 1998, the Company had approximately $524,000 available for borrowing under its equipment financing facility.

The Company estimates that its existing capital resources including proceeds from the private placement, payments under the Pharmacia & Upjohn Agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns 10 issued United States patents and over 56 United States patent applications and has licensed 18 issued United States patents and over 46 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including even allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that the inventors on its or its licensors' patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Patent prosecution to issue patents and litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

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

Litigation may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of the Company's or anothers' proprietary rights. The Company could incur substantial costs if litigation is required to defend itself in patent suits or other intellectual property litigation brought by others or if Geron initiates such suits. There can be no assurance that the Company's issued or licensed patents would be held valid or infringed in a court of competent jurisdiction or that a patent held by another will be held invalid or not infringed in such court. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which could have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources including the proceeds from the private placement completed in March 1998 and payments under the Pharmacia & Upjohn Agreement, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

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

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company had outstanding approximately 11,142,670 shares of Common Stock and 15,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") as of March 30, 1998. As of April 24, 1998, 3,071,018 shares of Common Stock were reserved for issuance upon exercise of the Company's outstanding options and warrants and an additional 1,993,355 shares of Common Stock were reserved for issuance upon conversion of the Series A Preferred Stock. Pharmacia & Upjohn S.p.A. has agreed not to sell the 696,787 shares (including the 255,102 shares purchased in March 1998) held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). Except for the shares of Common Stock issued to Pharmacia & Upjohn S.p.A., all of the Company's outstanding shares of Common Stock are freely tradeable without restriction under the Securities Act unless held by affiliates of the Company. In addition, certain holders of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS; CERTAIN ANTI-TAKEOVER PROVISIONS

The Company's Board of Directors has the authority to issue up to 3,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. In March 1998, the Board of Directors designated 15,000 shares of Series A Convertible Preferred Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company's charter documents, including the inability of stockholders to take actions by written consent and the staggered election of the Company's Board of Directors, and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

The Company has started an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $200,000 which includes $100,000 of new software that will be capitalized and $100,000 that will be expensed as incurred. As of March 31, 1998, the Company has not incurred any expenses for the Year 2000 project.

POSSIBLE DILUTION FROM CONVERSION OF SERIES A PREFERRED STOCK

The number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock is not fixed and could result in substantial dilution to current stockholders. Further, sales of the underlying shares of Common Stock could adversely affect the market price of the Common Stock. As of April 24, 1998, 15,000 shares of the Company's Series A Convertible Preferred Stock were issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the share of Series A Convertible Preferred Stock (as such value is increased by a premium based on the number of days the Series A Convertible Preferred Stock is held) by the then current Conversion Price(which is determined by reference to the then current market price). If converted on April 22, 1998, the Series A Preferred Stock would have been convertible into approximately 1,328,904 shares of Common Stock, but this number of shares could be significantly larger or smaller depending on the trading price of the Common Stock at the time of conversion. The shares of Series A Preferred Stock are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of Common Stock into which the Series A Preferred Stock may be converted have been registered pursuant to a Registration Statement on Form S-3 that was filed on April 24, 1998. In the event the Company is not able to register the underlying Common Stock or the holders of the Preferred Stock are otherwise unable to sell the underlying Common Stock, the Company could be subject to various penalties, including the right of the holders of the Preferred Stock to cause redemption of the Preferred Stock at a premium.

PART II.     OTHER INFORMATION

             ITEM 1.    LEGAL PROCEEDINGS

                        None

             ITEM 2.    CHANGES IN SECURITIES

                        On March 27, 1998, the Company designated and issued 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share (the "Series A Preferred Stock"), for aggregate proceeds of $15,000,000. The shares were sold to funds affiliated with two institutional investors, Rose Glen Capital Management, L.P. and Citadel Investment Group, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Regulation D.

                        Each share of Series A Preferred Stock is convertible into the number of shares of the Company's Common Stock, equal to (i) the stated value ($1,000) plus a premium of 6% per annum of the stated value from the date of issuance of the Series A Preferred Stock (the "Issue Date"), divided by (ii) the Conversion Price. The Conversion Price is equal to the lesser of (i) 95% of the average closing bid prices of the Common Stock for any five consecutive trading days during the twenty consecutive trading day period ending on the day prior to the date of conversion (the "Market Price") and (ii) $16.88. However, for conversions taking place prior to December 27, 1998, if any, the Conversion Price is equal to the lesser of (i) (a) 100% of the Market Price, if the Market Price is greater than $12.50 or (b) 105% of the Market Price, if the Market Price is less than $12.50 and (ii) $16.88.

                        Subject to certain limited exceptions, the holders of the Series A Preferred Stock are subject to limits on the number of shares they can convert at any one time. Unless the price at which the Common Stock trades on the Nasdaq National Market ("Nasdaq") on the date of conversion is greater than or equal to either (i) 120% of the Market Price or (ii) $15.00, the following limits apply: Prior to 270 days from the Issue Date, the Series A Preferred Stock may not be converted; beginning 271 days from the Issue Date, each holder of the Series A Preferred Stock may only convert up to 33.3% of its initial holding of the Series A Preferred Stock; beginning 301 days from the Issue Date, each holder of the Series A Preferred Stock may only convert up to 66.6% of its initial holding of the Series A Preferred Stock and beginning 331 days from the Issue Date, all of the Series A Preferred Stock may be converted. The Series A Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds. The Company has agreed to register the underlying Common Stock for resale.

             ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                        None

             ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

             ITEM 5.    OTHER INFORMATION

                        None

             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                        (a)  EXHIBITS

                             27.1    Financial Data Schedule

                        (b)  REPORTS ON FORM 8-K

                             (i) The Company filed the following reports on Form 8-K relating to the issuance of certain press releases and the issuance of convertible preferred stock:

                                   Form 8-K
                                   Report Date:  January 13, 1998
                                   Filing Date:   February 11, 1998
                                   Item 5:  Other Events
                                   Item 7(c):  Exhibits

                                   Form 8-K
                                   Report Date:  March 27, 1998
                                   Filing Date:   April 2, 1998
                                   Item 5:  Other Events
                                   Item 7(c):  Exhibits






                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GERON CORPORATION


                                     By: /s/ David L. Greenwood
                                        --------------------------------
                                        David L. Greenwood
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Duly Authorized Signatory and
                                        Principal Financial and Accounting
                                        Officer)

Date: May 13, 1998

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   27.1      Financial Data Schedule