Form 10-Q/A
period 1997-03-31
GERON CORPORATION
filed 1998-06-16
CIK 886744

                                 United States
                       Securities and Exchange Commission
                             Washington D.C. 20549

                                  FORM 10-Q/A

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

             Item 3:  Defaults upon Senior Securities

             Item 4:  Submission of Matters to a Vote of Security Holders

             Item 5:  Other Information

             Item 6:  Exhibits and Reports on Form 8-K




SIGNATURES

The Registrant hereby amends the following Item of its Form 10-Q for the quarterly period ended March 31, 1997 filed with the Securities and Exchange Commission on May 13, 1997:

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

                                10.28*  Three Party Agreement dated March 23, 1997 by and among Registrant,
                                        Kyowa Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn, S.p.A.

                                10.29*  Common Stock Purchase Agreement dated March 23, 1997 between
                                        Registrant and Pharmacia & Upjohn, S.p.A.

                                10.30*  Intellectual Property License Agreement dated December 9, 1996 between Registrant and the University Technology Corporation

                                10.31+  Second Amendment to Note Secured by
                                        Second Deed of Trust with Hilleman

                                10.32+  Second Amendment to Note Secured by
                                        Stock Pledge Agreement with West

                                10.33+  First Amendment to Note Secured by Deed
                                        of Trust with Harley

                                10.34+  Note Secured by Second Deed of Trust
                                        with Greenwood

                                11.1 +  Computation of Net Loss Per Share

                                27.1 +  Financial Data Schedule




             _______________
             *   Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
             +   Previously filed.

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

Date: June 15, 1998

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

           10.28*          Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa
                           Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn, S.p.A.

           10.29*          Common Stock Purchase Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn, S.p.A.

           10.30*          Intellectual Property License Agreement dated December 9, 1996 between
                           Registrant and the University Technology Corporation

           10.31+          Second Amendment to Note Secured by Second Deed of Trust with Hilleman

           10.32+          Second Amendment to Note Secured by Stock Pledge Agreement with West

           10.33+          First Amendment to Note Secured by Deed of Trust with Harley

           10.34+          Note Secured by Second Deed of Trust with Greenwood

           11.1 +          Computation of Net Loss Per Share

           27.1 +          Financial Data Schedule





           ________________
             *   Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
             +   Previously filed.