Form 10-Q
period 1998-06-30
GERON CORPORATION
filed 1998-08-14
CIK 886744

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period From _________ to _________.

                         Commission File Number: 0-20859

                                ----------------


                                GERON CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                  75-2287752
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                  230 Constitution Drive, Menlo Park, CA 94025
          (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code: (650) 473-7700


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

                      Class: Common Stock $0.001 par value
                   Outstanding at August 10, 1998: 11,244,901

================================================================================



                                       GERON CORPORATION

                                             INDEX

PART I.       FINANCIAL INFORMATION

              Item 1:    Financial Statements

                         Condensed Balance Sheets as of June 30, 1998 and December 31, 1997

                         Condensed Statements of Operations for the three and six months ended
                         June 30, 1998 and 1997

                         Condensed Statements of Cash Flows for the six months ended
                         June 30, 1998 and 1997

                         Notes to Financial Statements

              Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations

              Item 3:    Quantitative and Qualitative Disclosures About Market Risk


PART II.      OTHER INFORMATION

              Item 1:    Legal Proceedings

              Item 2:    Changes In Securities and Use of Proceeds

              Item 3:    Defaults upon Senior Securities

              Item 4:    Submission of Matters to a Vote of Security Holders

              Item 5:    Other Information

              Item 6:    Exhibits and Reports on Form 8-K

SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                       JUNE 30,         DECEMBER 31,
                                                                         1998               1997
                                                                       --------           --------
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                            $  6,662           $  4,122
  Short-term investments                                                 18,482             17,475
  Interest and other receivables                                            659                866
  Other current assets                                                      625              1,016
                                                                       --------           --------
      Total current assets                                               26,428             23,479

  Long-term investments                                                  11,955                 --
  Property and equipment, net                                             2,130              2,404
  Deposits and other assets                                                 168                173
                                                                       --------           --------
                                                                       $ 40,681           $ 26,056
                                                                       ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    798           $    723
  Accrued compensation                                                      404                431
  Accrued liabilities                                                       505                605
  Deferred revenue                                                          731                975
  Current portion of capital lease obligations and
    equipment loans                                                         938              1,006
                                                                       --------           --------
      Total current liabilities                                           3,376              3,740

Noncurrent portion of capital lease obligations and
   equipment loans                                                        1,044              1,250

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares
  authorized; 15,000 and no shares issued and outstanding at
  June 30, 1998  and December 31, 1997, respectively                         --                 --
Common stock, $0.001 par value; 25,000,000 shares authorized;
  11,192,099 and 10,795,913 shares issued and outstanding
  at June 30, 1998 and December 31, 1997, respectively                       11                 11
Additional paid-in-capital                                               87,233             67,879
Notes receivable from stockholders                                           --                 --
Deferred compensation                                                      (570)              (714)
Accumulated deficit                                                     (50,413)           (46,110)
                                                                       --------           --------
      Total stockholders' equity                                         36,261             21,066
                                                                       --------           --------
                                                                       $ 40,681           $ 26,056
                                                                       ========           ========



See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)



                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30,                                 JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            1998                  1997                1998                  1997
                                                        ------------         ------------         ------------         ------------
Revenues from collaborative agreements                  $      1,494         $      2,225         $      3,719         $      2,225
License fees & royalties                                          17                   21                   42                   49
                                                        ------------         ------------         ------------         ------------
     Total revenues                                            1,511                2,246                3,761                2,274

Operating expenses:
  Research and development                                     3,765                3,650                7,433                7,585
  General and administrative                                     994                  817                1,821                1,582
                                                        ------------         ------------         ------------         ------------
     Total operating expenses                                  4,759                4,467                9,254                9,167
                                                        ------------         ------------         ------------         ------------
Loss from operations                                          (3,248)              (2,221)              (5,493)              (6,893)

Interest and other income                                        908                  561                1,367                  884
Interest and other expense                                       (84)                (103)                (166)                (202)
                                                        ------------         ------------         ------------         ------------
Net loss                                                $     (2,424)        $     (1,763)        $     (4,292)        $     (6,211)
                                                        ============         ============         ============         ============

Basic  and  diluted  net loss per share                 $      (0.22)        $      (0.17)        $      (0.39)        $      (0.60)
                                                        ============         ============         ============         ============


Shares  used in  computing  basic
and diluted net loss per share                            11,171,256           10,536,371           11,034,468           10,357,321
                                                        ============         ============         ============         ============





See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (In thousands)



                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                   --------------------------------
                                                                                                     1998                    1997
                                                                                                   --------                --------
Cash flows from operating activities:
   Net loss                                                                                        $ (4,292)               $ (6,211)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                                     541                     629
      Issuance of common and preferred stock in exchange
        for services rendered                                                                            77                      73
      Deferred compensation                                                                             144                     144
   Changes in assets and liabilities:
      Interest and other receivables                                                                    207                    (105)
      Other current assets                                                                              391                    (185)
      Deposits and other assets                                                                           5                      81
      Accounts payable                                                                                   75                    (202)
      Accrued compensation                                                                              (27)                   (391)
      Accrued liabilities                                                                               (26)                   (104)
      Deferred revenue                                                                                 (244)                  2,925
                                                                                                   --------                --------
Net cash used in operating activities                                                                (3,149)                 (3,346)

Cash flows from investing activities:
   Capital expenditures                                                                                (267)                   (414)
   Purchases of securities available-for-sale                                                       (21,613)                (14,188)
   Proceeds from maturities of securities
     available-for-sale                                                                               8,640                   9,989
                                                                                                   --------                --------
Net cash used in investing activities                                                               (13,240)                 (4,613)

Cash flows from financing activities:
   Proceeds from equipment loans                                                                        267                     263
   Payments of obligations under capital leases and
     equipment loans                                                                                   (541)                   (569)
   Proceeds from issuance of common and preferred stock,
     net                                                                                             19,203                   6,287
                                                                                                   --------                --------
Net cash provided by financing activities                                                            18,929                   5,981
                                                                                                   --------                --------
Net increase (decrease) in cash and cash equivalents                                                  2,540                  (1,978)

Cash and cash equivalents at the beginning of the period                                              4,122                  12,357
                                                                                                   --------                --------
Cash and cash equivalents at the end of the period                                                 $  6,662                $ 10,379
                                                                                                   ========                ========




See accompanying notes.

                                GERON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying condensed unaudited balance sheet as of June 30, 1998 and condensed statements of operations for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

    A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                            THREE MONTHS                           SIX MONTHS
                                                            ENDED JUNE 30,                        ENDED JUNE 30,
                                                  --------------------------------        --------------------------------
                                                       1998               1997               1998                 1997
                                                  ------------        ------------        ------------         -----------
                                                    (IN THOUSANDS, EXCEPT  SHARE             (IN THOUSANDS, EXCEPT  SHARE
                                                         AND PER SHARE DATA)                      AND PER SHARE DATA)
Net loss                                          $     (2,424)       $     (1,763)       $     (4,292)       $     (6,211)
                                                  ============        ============        ============        ============
Weighted  average  shares of  Common  Stock
outstanding used in computing
basic and diluted net loss per share                11,171,256          10,536,371          11,034,468          10,357,321

Basic and diluted net loss per share              $      (0.22)       $      (0.17)       $      (0.39)       $      (0.60)
                                                  ============        ============        ============        ============

    Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the number of common shares issuable upon conversion of the Series A Convertible Preferred Stock and common shares related to outstanding options and warrants (as determined using the treasury stock method at the estimated average market value) for the six months ended June 30, 1998 and 1997.

2.  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 130, ("SFAS 130"),"Reporting Comprehensive Income," in June 1997. Under SFAS 130, the Company is required to display comprehensive income (loss) and its components as part of the Company's full set of financial statements. Comprehensive income (loss) is comprised of net income
(loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) will not change. Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income
(loss). Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported in the Company's accumulated deficit, to be included in other comprehensive income
(loss). During the second quarter of 1998 and 1997, total comprehensive loss amounted to $2.4 million and $1.8 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive loss amounted to $4.3 million and $6.2 million, respectively.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires additional disclosure to be adopted beginning December 31, 1998. SFAS 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact, if any, of SFAS 131 on its future financial statement disclosure.

3.  CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of June 30, 1998, the Company's investments consisted primarily of corporate notes with maturities ranging from 3 to 20 months.

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

RESULTS OF OPERATIONS

REVENUES

    Contract revenues were $1.5 million and $3.7 million for the three and six months ended June 30, 1998, respectively, compared to $2.2 million for each of the comparable periods in 1997. Contract revenues in 1998 were from research support payments under the Company's collaborative agreements with Pharmacia & Upjohn (the "Pharmacia & Upjohn Agreement") and Kyowa Hakko Kogyo, Co. Ltd. (the "Kyowa Hakko Agreement"). Research support payments of $1.0 million and $4.0 million under the Kyowa Hakko Agreement were received in April 1998 and 1997, respectively. The Pharmacia & Upjohn Agreement was signed in March 1997 and the Company received its first quarterly research support payment of $1.25 million in April 1997. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements. Contract revenues are expected to decrease as a result of reduced research funding under the Kyowa Hakko Agreement.

    The Company receives license payments and royalties from license and marketing agreements with various diagnostic partners. No license fee payments were received in 1997 or 1998. Royalties of $17,000 and $42,000 were received from licensees, including Oncor, Kyowa Medex, Boehringer Mannheim and PharMingen on the sale of diagnostic kits to the research-use-only market for the three and six months ended June 30, 1998, respectively, compared to $21,000 and $49,000 for the comparable periods in 1997.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $3.8 million and $7.4 million for the three and six months ended June 30, 1998, respectively, compared to $3.7 million and $7.6 million for the comparable periods in 1997. Research and development expenditures remained relatively stable for the three and six months ended June 30, 1998. The Company expects research and development and related facilities expenses to increase in the future as a result of continued development of its research programs as well as planned expansion of the Company's facilities.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $994,000 and $1.8 million for the three and six months ended June 30, 1998 respectively, compared to $817,000 and $1.6 million for the comparable periods in 1997. The overall increase in general and administrative expenses for 1998 was primarily due to higher legal, filing and communication costs.

INTEREST AND OTHER INCOME

    Interest income was $560,000 and $890,000 for the three and six months ended June 30, 1998, respectively, compared to $356,000 and $674,000 for the comparable periods in 1997. The increase was due to higher average cash and investment balances as a result of a private placement and the sale of equity securities to Pharmacia & Upjohn, both of which occurred at the end of the first quarter of 1998. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $348,000 and $477,000 in research payments under government grants for the three and six months ended June 30, 1998, respectively, compared to $205,000 and $210,000 for the comparable periods in 1997. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

    Interest and other expenses were $84,000 and $166,000 for the three and six months ended June 30, 1998, respectively, compared to $103,000 and $202,000 for the comparable periods in 1997. The decrease was due to lower outstanding lease obligations as a result of certain leases expiring during the first half of 1998. The Company expects interest and other expense to remain consistent with prior years as expiring leases are replaced with new leases over the coming year.

NET LOSS

    Net loss was $2.4 million and $4.3 million for the three and six months ended June 30, 1998, respectively, compared to $1.8 million and $6.2 million for the comparable periods in 1997. The increase in the net loss for the three months ended June 30, 1998 was the result of the reduced research support funding from Kyowa Hakko in April 1998. The decrease in the net loss for the six months ended June 30, 1998 was due primarily to the timing of the recognition of contract revenue from the Kyowa Hakko and Pharmacia & Upjohn agreements. The agreement with Pharmacia & Upjohn was signed in March 1997 and no contract revenue was recognized until the second quarter of 1997. In addition, the Company did not recognize any contract revenue from the Kyowa Hakko Agreement in the first quarter of 1997. Net loss is expected to increase as a result of decreased funding from Kyowa Hakko.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investments at June 30, 1998 were $37.1 million compared to $26.5 million at June 30, 1997. The increase in cash, cash equivalents and investments for the six months ended June 30, 1998 was primarily due to the completion of the Company's private placement and the sale of equity securities to Pharmacia & Upjohn. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, corporate master notes, commercial paper, repurchase agreements with United States financial institutions and federal agency notes.

    Net cash used in operations decreased to $3.2 million for the six months ended June 30, 1998 compared to $3.3 million for the comparable period in 1997. The decrease resulted primarily from a lower net loss in 1998 as a result of higher revenue recognized from the Kyowa Hakko and Pharmacia & Upjohn agreements in 1998.

    For the six months ended June 30, 1998, additions of equipment and leasehold improvements totaled approximately $267,000, all of which were financed through equipment financing arrangements. At June 30, 1998, the Company had approximately $325,000 available for borrowing under its equipment financing facility. At June 30, 1998, the Company was in the process of negotiating a new commitment for $3.0 million in equipment financing.

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

    With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor patient status and screen for cancer. Although the Company's licensees, Oncor, Boehringer Mannheim, Kyowa Medex and PharMingen, have commenced the sale of kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

    Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns 14 issued United States patents and over 55 United States patent applications and has licensed 18 issued United States patents and over 46 United States patent applications, as well as international filings under the Patent Cooperation Treaty and pending foreign national patent applications corresponding to certain of these United States applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that the inventors on its or its licensors' patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Patent prosecution to issue patents and litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which could have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources including the proceeds from the private placement, payments under the Pharmacia & Upjohn Agreement, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

    Geron has incurred net operating losses in every year of operation since its inception in 1990. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses over the next several years as the Company's research and development efforts and preclinical testing are expanded. Substantially all of the Company's revenues to date have been research support payments under the collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Research support payments under the Kyowa Hakko Agreement expired in April 1998. Research payments under the Pharmacia & Upjohn Agreement expire in January 2000. The Company is unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, but does not expect to receive significant revenues from the sale of research-use-only kits. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to select therapeutic compounds for development, obtain the required regulatory approvals and manufacture and market resulting products. There can be no assurance when or if the Company will receive material revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair the Company's ability to sustain operations.

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

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

    Sales of substantial amounts of the Common Stock in the public market could adversely affect the market price of the Common Stock. The Company had outstanding approximately 11,192,099 shares of Common Stock and 15,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") as of June 30, 1998. As of June 30, 1998, 3,559,473 shares of Common Stock were reserved for issuance upon exercise of the Company's outstanding options and warrants and an additional 1,993,355 shares of Common Stock were reserved for issuance upon conversion of the Series A Preferred Stock. Pharmacia & Upjohn S.p.A. has agreed not to sell the 696,787 shares held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("the Securities Act"). Except for the shares of Common Stock issued to Pharmacia & Upjohn S.p.A., all of the Company's outstanding shares of Common Stock are freely tradeable without restriction under the Securities Act unless held by affiliates of the Company. In addition, certain holders of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

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

    The Company has started an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $200,000 which includes $100,000 of new software that will be capitalized and $100,000 that will be expensed as incurred. As of June 30, 1998, the Company had incurred expenses of $20,000 for the Year 2000 project.

POSSIBLE DILUTION FROM CONVERSION OF SERIES A PREFERRED STOCK

    The number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock is not fixed and could result in substantial dilution to current stockholders. Further, sales of the underlying shares of Common Stock could adversely affect the market price of the Common Stock. As of June 30, 1998, 15,000 shares of the Company's Series A Convertible Preferred Stock were issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the share of Series A Convertible Preferred Stock (as such value is increased by a premium based on the number of days the Series A Convertible Preferred Stock is held) by the then current Conversion Price (which is determined by reference to the then current market price). If converted on June 30, 1998, the Series A Preferred Stock would have been convertible into approximately 1,572,001 shares of Common Stock, but this number of shares could be significantly larger or smaller depending on the trading price of the Common Stock at the time of conversion. The shares of Series A Preferred Stock are not registered and may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of Common Stock into which the Series A Preferred Stock may be converted have been registered pursuant to a Registration Statement on Form S-3 that was filed on April 24, 1998 and declared effective by the SEC on July 17, 1998.





                                GERON CORPORATION

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The 1998 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 29, 1998, at 9:00 a.m. local time at the Company headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 9,849,253 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

            (a) As listed below, all of the nominees for Class II Directors were elected at the meeting:


                                        NO. OF COMMON        NO. OF COMMON
                NAME OF NOMINEE         VOTES IN FAVOR      VOTES ABSTAINING
                ---------------         --------------      ----------------
                Ronald W. Eastman         9,738,923             110,330
                Thomas D. Kiley, Esq.     9,739,198             110,055


            (b) The approval of an amendment to the Company's 1992 Stock Option
                Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such Plan by 500,000 shares. There were 8,450,996 shares of Common Stock voting in favor, 1,298,745 shares of Common Stock voting against and 99,512 shares of Common Stock abstaining.

            (c) The ratification of the appointment of Ernst & Young LLP as the
                Company's independent accountants for the fiscal year ending December 31, 1998. There were 9,781,926 shares of Common Stock voting in favor, 32,084 shares of Common Stock voting against and 35,243 shares of Common Stock abstaining.

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

                        GERON CORPORATION


                        By:  /s/ David L. Greenwood
                             ---------------------------------------------------
                             David L. Greenwood
                             Chief Financial Officer, Treasurer and Secretary (Duly Authorized Signatory and Principal Financial and Accounting Officer)

Date: August 14, 1998

                                 EXHIBIT INDEX


Exhibit #         Description
---------         -----------
  27.1            Financial Data Schedule