Form 10-Q
period 1998-09-30
GERON CORPORATION
filed 1998-11-16
CIK 886744

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

                For the Quarterly Period Ended September 30, 1998

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

                      Class: Common Stock $0.001 par value
                   Outstanding at 11-10-98 : 13,420,943

================================================================================

                                      GERON CORPORATION

                                            INDEX

PART I.     FINANCIAL INFORMATION

            Item 1:       Financial Statements

                          Condensed Balance Sheets as of September 30, 1998 and
                          December 31, 1997

                          Condensed Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                          Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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

            Item 3:       Defaults upon Senior Securities

            Item 4:       Submission of Matters to a Vote of Security Holders

            Item 5:       Other Information

            Item 6:       Exhibits and Reports on Form 8-K

            SIGNATURES

                                GERON CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       1998             1997
                                                                    -------------    ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                          $  6,204         $  4,122
  Short-term investments                                               15,475           17,475
  Interest and other receivables                                          593              866
  Other current assets                                                    811            1,016
                                                                     --------         --------
      Total current assets                                             23,083           23,479

  Long-term investments                                                12,696               --
  Property and equipment, net                                           2,109            2,404
  Deposits and other assets                                               185              173
                                                                     --------         --------
                                                                     $ 38,073         $ 26,056
                                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $    628         $    723
  Accrued compensation                                                    469              431
  Accrued liabilities                                                     498              605
  Deferred revenue                                                        488              975
  Current portion of capital lease obligations and
    equipment loans                                                       871            1,006
                                                                     --------         --------
      Total current liabilities                                         2,954            3,740

Noncurrent portion of capital lease obligations and
   equipment loans                                                      1,057            1,250

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares
  authorized; 15,000 and no shares issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively                   --               --
Common stock, $0.001 par value; 25,000,000 shares authorized;
  11,247,286 and 10,795,913 shares issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively                11               11
Additional paid-in-capital                                             87,668           67,879
Notes receivable from stockholders                                         --               --
Deferred compensation                                                    (497)            (714)
Accumulated deficit                                                   (53,120)         (46,110)
                                                                     --------         --------
      Total stockholders' equity                                       34,062           21,066
                                                                     --------         --------
                                                                     $ 38,073         $ 26,056
                                                                     ========         ========


See accompanying notes.

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                              ---------------------------------         ---------------------------------
                                                  1998                 1997                 1998                 1997
                                              ------------         ------------         ------------         ------------
Revenues from collaborative agreements        $      1,494         $      2,225         $      5,212         $      4,450
License fees & royalties                                34                   14                   76                   63
                                              ------------         ------------         ------------         ------------
     Total revenues                                  1,528                2,239                5,288                4,513

Operating expenses:
  Research and development                           3,839                3,734               11,272               11,319
  General and administrative                           994                  818                2,814                2,401
                                              ------------         ------------         ------------         ------------
     Total operating expenses                        4,833                4,552               14,086               13,720
                                              ------------         ------------         ------------         ------------
Loss from operations                                (3,305)              (2,313)              (8,798)              (9,207)
Interest and other income                              627                  452                1,994                1,336
Interest and other expense                             (83)                 (98)                (249)                (299)
                                              ------------         ------------         ------------         ------------
Net loss                                      $     (2,761)        $     (1,959)        $     (7,053)        $     (8,170)
                                              ============         ============         ============         ============

Basic and diluted net loss per share          $      (0.25)        $      (0.18)        $      (0.63)        $      (0.78)
                                              ============         ============         ============         ============

Shares used in computing basic
and diluted net loss per share                  11,236,561           10,711,931           11,125,258           10,475,524
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

                                GERON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (In thousands)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                      1998             1997
                                                                    --------         --------
Cash flows from operating activities:
   Net loss                                                         $ (7,053)        $ (8,170)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                      811              968
      Issuance of common and preferred stock in exchange
        for services rendered                                            434              130
      Deferred compensation                                              217              217
   Changes in assets and liabilities:
      Interest and other receivables                                     273             (506)
      Other current assets                                               205              283
      Deposits and other assets                                          (12)               3
      Accounts payable                                                   (95)            (291)
      Accrued compensation                                                38             (405)
      Accrued liabilities                                                (33)             (29)
      Deferred revenue                                                  (487)           1,950
                                                                    --------         --------
Net cash used in operating activities                                 (5,702)          (5,850)

Cash flows from investing activities:
   Capital expenditures                                                 (516)            (540)
   Purchases of securities available-for-sale                        (25,119)         (21,044)
   Proceeds from maturities of securities
     available-for-sale                                               14,465           13,838
                                                                    --------         --------
Net cash used in investing activities                                (11,170)          (7,746)

Cash flows from financing activities:
   Proceeds from equipment loans                                         498              498
   Payments of obligations under capital leases and
     equipment loans                                                    (826)            (863)
   Proceeds from issuance of common and preferred stock, net          19,282            6,512
                                                                    --------         --------
Net cash provided by financing activities                             18,954            6,147
                                                                    --------         --------
Net increase (decrease) in cash and cash equivalents                   2,082           (7,449)

Cash and cash equivalents at the beginning of the period               4,122           12,357
                                                                    --------         --------
Cash and cash equivalents at the end of the period                  $  6,204         $  4,908
                                                                    ========         ========

See accompanying notes.

                                GERON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited condensed balance sheet as of September 30, 1998 and condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

   Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the number of common shares issuable upon conversion of the Series A Convertible Preferred Stock and common shares related to outstanding options and warrants (as determined using the treasury stock method at the estimated average market value) for the three and nine months ended September 30, 1998 and 1997.

2. OTHER RECENT ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 130, ("SFAS 130"),"Reporting Comprehensive Income," in June 1997. Under SFAS 130, the Company is required to display comprehensive income
(loss) and its components as part of the Company's full set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The measurement and presentation of net income (loss) will not change. Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income
(loss). Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported in the Company's accumulated deficit, to be included in other comprehensive income
(loss). During the third quarter of 1998 and 1997, total comprehensive loss amounted to $2.8 million and $2.0 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive loss amounted to $7.1 million and $8.2 million, respectively.

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

3. CASH EQUIVALENTS AND INVESTMENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, commercial paper, corporate master notes, and repurchase agreements with United States financial institutions. As of September 30, 1998, the Company's investments consisted primarily of corporate notes with maturities ranging from 3 to 22 months.

4. EQUIPMENT FINANCING

   On July 31, 1998, the Company completed negotiations for a new commitment for $3.0 million in equipment financing.

5. EMPLOYEE STOCK OPTIONS

   On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase Common Stock of the Company under the Company's 1992 Stock Option Plan with exercise prices in excess of the closing price of the Company's Common Stock as reported on the Nasdaq National Market on September 17, 1998 ($4.75) the opportunity to exchange all such options for new incentive and/or nonstatutory stock options. Each such new incentive and/or nonstatutory stock option shall be on the same terms as the surrendered option, except that (i) the exercise price shall be equal to the closing price of the Company's Common Stock as reported on the Nasdaq National Market on September 17, 1998 ($4.75), (ii) the vesting period of each exchanged option as set forth in the applicable stock option agreement shall be extended for one year beginning from the original vesting commencement date, (iii) no exchanged option may be exercised or sold by the optionee prior to September 18, 1999, except due to the involuntary termination of the employee by the Company or his or her death or permanent disability, and (iv) options so exchanged shall be exchanged for the maximum number of incentive stock options permitted under applicable rules and regulations.

6. SUBSEQUENT EVENTS

   On November 6, 1998, 11,548 shares of the Company's Series A Convertible Preferred Stock were converted into 2,173,446 shares of Geron Common Stock. As of this date, 3,452 shares of Series A Convertible Preferred Stock remain outstanding.

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

   Geron is a biopharmaceutical company focusing on discovering and developing therapeutic and diagnostic products based upon the Company's understanding of human embryonic stem cells and of telomeres and telomerase in cells -- fundamental biological platforms underlying cancer and other age-related degenerative diseases.

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

RESULTS OF OPERATIONS

REVENUES

   Contract revenues were $1.5 million and $5.2 million for the three and nine months ended September 30, 1998, respectively, compared to $2.2 million and $4.5 million for each of the comparable periods in 1997. Contract revenues in 1998 and 1997 were from research support payments under the Company's collaborative agreements with Pharmacia & Upjohn S.p.A. (the "Pharmacia & Upjohn Agreement") and Kyowa Hakko Kogyo, Co. Ltd. (the "Kyowa Hakko Agreement"). The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements. Contract revenues are expected to decrease as a result of reduced research funding under the Kyowa Hakko Agreement.

   The Company receives license payments and royalties from license and marketing agreements with various diagnostic partners. No license fee payments were received in 1997. A license fee of $10,000 was received from Boehringer Mannheim GmbH in August 1998. Royalties of $24,000 and $66,000 were received from licensees, including Intergen, Kyowa Medex Co., Ltd., Boehringer
Mannheim and PharMingen on the sale of diagnostic kits to the research-use-only market for the three and nine months ended September 30, 1998, respectively, compared to $14,000 and $63,000 for the comparable periods in 1997.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses were $3.8 million and $11.3 million for the three and nine months ended September 30, 1998, respectively, compared to $3.7 million and $11.3 million for the comparable periods in 1997. Research and development expenditures remained relatively stable for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The Company expects research and development and related facilities expenses to increase in the future as a result of continued development of its research programs as well as planned expansion of the Company's facilities.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses were $994,000 and $2.8 million for the three and nine months ended September 30, 1998, respectively, compared to $818,000 and $2.4 million for the comparable periods in 1997. The overall increase in general and administrative expenses for 1998 was primarily due to higher legal, filing and communications costs.

INTEREST AND OTHER INCOME

   Interest income was $532,000 and $1.4 million for the three and nine months ended September 30, 1998, respectively, compared to $385,000 and $1.0 million for the comparable periods in 1997. The increase was due to higher average cash and investment balances as a result of a private placement and the sale of equity securities to Pharmacia & Upjohn, both of which occurred at the end of the first quarter of 1998. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $95,000 and $572,000 in research payments under government grants for the three and nine months ended September 30, 1998, respectively, compared to $67,000 and $278,000 for the comparable periods in 1997. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

   Interest and other expense was $83,000 and $249,000 for the three and nine months ended September 30, 1998, respectively, compared to $98,000 and $299,000 for the comparable periods in 1997. The decrease was due to lower outstanding lease obligations as a result of certain leases expiring during the first half of 1998. The Company expects interest and other expense to remain consistent with prior years as expiring leases are replaced with new leases over the coming year.

NET LOSS

   Net loss was $2.8 million and $7.1 million for the three and nine months ended September 30, 1998, respectively, compared to $2.0 million and $8.2 million for the comparable periods in 1997. The increase in the net loss for the three months ended September 30, 1998 was the result of the reduced research support funding from Kyowa Hakko effective as of April 1998. The decrease in the net loss for the nine months ended September 30, 1998 was due primarily to the timing of the recognition of contract revenue from the Kyowa Hakko and Pharmacia & Upjohn agreements. The agreement with Pharmacia & Upjohn was signed in March 1997, and no contract revenue was recognized until the second quarter of 1997. In addition, the Company did not recognize any contract revenue from the Kyowa Hakko Agreement in the first quarter of 1997. Net loss is expected to increase as a result of decreased funding from Kyowa Hakko.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and investments at September 30, 1998 were $34.4 million compared to $21.6 million at December 31, 1997. The increase in cash, cash equivalents and investments for the nine months ended September 30, 1998 was primarily due to the issuances of common and preferred stock of $19.3 million in 1998.

   Net cash used in operations decreased to $5.7 million for the nine months ended September 30, 1998 compared to $5.9 million for the comparable period in 1997. The decrease resulted primarily from a lower net loss in 1998 as a result of higher revenue recognized from the Pharmacia & Upjohn agreement in 1998.

   For the nine months ended September 30, 1998, additions of equipment and leasehold improvements totaled approximately $516,000, all of which were financed through equipment financing arrangements. At September 30, 1998, the Company had approximately $2.8 million available for borrowing under its equipment financing facility. On July 31, 1998, the Company completed negotiations for a new commitment for $3.0 million in equipment financing.

   The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn Agreement, interest income and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through collaborative arrangements, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

   In addition, the Company has identified certain genes that are expressed differentially in senescent cells versus replicatively young cells. However, the Company has not identified any lead compounds that have been demonstrated to modulate such gene expression, and there can be no assurance that any such compounds will be discovered, developed or activate telomerase. While telomere length and replicative capacity have been extended in vitro, there can be no assurance that the Company will discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use.

   With respect to the development and commercial application of the Company's proprietary telomerase detection technology, there is, as yet, insufficient clinical data to confirm its full utility to diagnose, prognose, monitor patient status and screen for cancer. Although the Company's licensees, Intergen, Boehringer Mannheim, Kyowa Medex and PharMingen, have commenced the sale of kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

   The Company's Embryonic Stem Cell program is also at an early stage.
While human Embryonic Stem ("hES") cells have been derived and allowed to expand and differentiate into numerous cell types, there can be no assurance that the Company's efforts to direct differentiation of hES cells and develop products therefrom will result in any commercial applications.

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

   On March 23, 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn, S.p.A. to collaborate in the discovery, development and commercialization of a new class of anticancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide certain funding of the Company's research and development activities and will be primarily responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. Geron has certain promotion rights with corresponding clinical expense obligations. As with the Kyowa Hakko Agreement, the Company exercises significant influence during the research phase of the collaboration while Pharmacia & Upjohn will exercise significant influence during the development and commercialization phases of the collaboration. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exceptions for certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans. If and when a telomerase inhibitor is selected for development and commercialization under the Kyowa Hakko and Pharmacia & Upjohn Agreements, the Company will be significantly dependent upon the activities of Pharmacia & Upjohn and Kyowa Hakko for the successful commercialization of such product. Any failure of Pharmacia & Upjohn and Kyowa Hakko to develop or commercialize a telomerase inhibitor (if and when selected) will have a material adverse effect on the Company.

   In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim (Roche) to develop and market research and clinical diagnostic products to study and diagnose cancer on an exclusive, worldwide basis. Under the collaboration, Boehringer Mannheim (Roche) will provide reimbursement for research previously conducted and will be primarily responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. In addition, the Company is entitled to receive future payments upon achievement of certain contractual milestones relating to level of product sales, as well as royalties on product sales. Further, the Company has an option to exercise certain co-promotion rights in the United States. If and when a telomerase-based diagnostic kit is developed and commercialized under the agreement with Boehringer Mannheim (Roche), the Company will be significantly dependent upon the activities of Boehringer Mannheim (Roche) for the successful manufacturing and commercialization of such product.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF PATENT PROTECTION

   Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns 17 issued United States patents and over 52 United States patent applications and has licensed 18 issued United States patents and over 43 United States patent applications, as well as international filings under the Patent Cooperation Treaty, pending foreign national patent applications and 2 foreign national patents corresponding to certain of these United States patents and patent applications. Geron's success will depend in part on its ability to obtain and enforce its patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including the Company, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. There can be no assurance that the Company will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including allowed patent applications. There can also be no assurance that the Company's current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Because (i) patent applications in the United States are maintained in secrecy until patents issue, (ii) patent applications are not generally published until many months or years after they are filed and (iii) publication of technological developments in the scientific and patent literature often occurs long after the date of such developments, the Company cannot be certain that the inventors on its or its licensors' patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents or that it or its licensors were the first to file patent applications for such inventions. Patent prosecution to issue patents and litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is unfavorable to the Company, the Company could be materially adversely affected.

   Patent law relating to the scope and enforceability of claims in the fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is highly uncertain. In this regard, there can be no assurance that independent patents will issue from each of the United States patent applications referenced above, which include many interrelated applications directed to common or related subject matter. The Company is aware of certain patent applications and patents that have been filed by or issued to others with respect to telomerase and telomere length technology. In addition, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to the Company's research, development and commercialization efforts. There can be no assurance that the Company's technology can be developed and commercialized without a license to such patents or that such patent applications will not be granted priority over patent applications filed by the Company or its licensors. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's technologies or design around the patented technologies developed by the Company or its licensors, any of which may have a material adverse effect on the Company.

   The commercial success of the Company depends significantly on its ability to operate without infringing patents and proprietary rights of others. There can be no assurance that the Company's technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, the Company may be enjoined from pursuing research, development or commercialization of its potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company will be able to obtain alternative technologies or any required license on commercially favorable terms, if at all, and if any such license is or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining alternative technologies or a license to any technology that it may require to develop or commercialize its products may have a material adverse effect on the Company. Also, the Company may be subject to claims or litigation as a result of entering into a license. In this regard, the Company signed a licensing and sponsored research agreement relating to its Embryonic Stem Cell program with The Johns Hopkins University School of
Medicine ("JHU") on August 1, 1997, after having been informed by a third party that the Company and JHU would violate the rights of that third party and another academic institution with which that third party claimed to be affiliated by way of contract (collectively "Third Party") in doing so. After a review of the correspondence with the Third Party and JHU as well as related documents, including an issued U.S. patent, the Company believes that the Third Party's claims, if asserted, would fall into three general categories: patent infringement, misuse of confidential information and breach of contract. The Company believes that it and JHU have substantial defenses to any claims that might be asserted by such Third Party and has provided indemnification to JHU relating to such potential claims. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from the Company's research programs, and there can be no assurance that the Company would be successful in any such litigation. If the outcome of any such litigation is unfavorable to the Company, the Company could be materially and adversely affected.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Company will require substantial capital resources in order to conduct its operations. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress in its research and development programs; the magnitude and scope of these activities; the ability of the Company to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing; progress with preclinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; or the potential for new technologies and products. The Company intends to seek such additional funding through strategic collaborations, public or private equity financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, if at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If sufficient capital is not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, each of which could have a material adverse effect on the Company. Based on current projections, the Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn Agreement, interest income, grant funding and equipment financing will be sufficient to fund its current and planned operations through 1999. There can be no assurance that the assumptions underlying such estimates are correct or that such funds will be sufficient to meet the capital needs of the Company during such period.

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

ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF EMBRYONIC STEM CELL THERAPIES

   The Company's Embryonic Stem Cell program may involve the use of ES cells that would be derived from human embryonic tissue, and therefore may raise certain ethical, legal and social issues regarding the appropriate utilization of this tissue. The use of embryonic tissue in scientific research is an issue of national interest. Many research institutions, including certain of the Company's scientific collaborators, have adopted policies regarding the ethical use of these types of human tissue. These policies may have the effect of limiting the scope of research conducted in this area, resulting in reduced scientific progress. The Company has established an Ethics Advisory Board comprised of independent and recognized medical ethicists to provide advice to the Company. In addition, the United States government and its agencies currently do not fund research which involves the use of such tissue and may in the future regulate or otherwise restrict its use. The inability of the Company to conduct research on these cells due to such factors as government regulation or otherwise could have a material adverse effect on the program. In the event the Company's research related to ES cell therapies becomes the subject of adverse commentary or publicity, the Company's name and goodwill could be adversely affected.

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

CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS

   Executive officers and directors of the Company, together with entities affiliated with them, own or control approximately 2% of the outstanding shares of Common Stock and may be able to influence significantly the election of the Company's Board of Directors and other corporate actions requiring stockholder approval, as well as significantly influence the direction and policies of the Company.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

   Sales of substantial amounts of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock. The Company had outstanding approximately 11,247,286 shares of Common Stock and 15,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") as of September 30, 1998. As of September 30, 1998, 3,428,975 shares of Common Stock were reserved for issuance upon exercise of the Company's outstanding options and warrants. Pharmacia & Upjohn S.p.A. has agreed not to sell the 696,787 shares held by it until April 2000, after which time such shares will be freely transferable in accordance with Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Except for the shares of Common Stock issued to Pharmacia & Upjohn S.p.A., all of the Company's outstanding shares of Common Stock are freely tradeable without restriction under the Securities Act unless held by affiliates of the Company. In addition, certain holders of Common Stock and securities convertible into or exercisable for shares of Common Stock have certain registration rights under a registration rights agreement among such holders and the Company.

POSSIBLE DILUTION FROM CONVERSION OF SERIES A PREFERRED STOCK

   The number of shares of the Company's Common Stock issuable upon conversion of its Series A Convertible Preferred Stock is not fixed and could result in substantial dilution to current stockholders. Further, sales of the underlying shares of Common Stock could adversely affect the market price of the Common Stock. As of September 30, 1998, 15,000 shares of the Company's Series A Convertible Preferred Stock were issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the share of Series A Convertible Preferred Stock (as such value is increased by a premium based on the number of days the Series A Convertible Preferred Stock is held) by the then current Conversion Price (which is determined by reference to the then current market price). If converted on September 30, 1998, the Series A Preferred Stock would have been convertible into approximately 3,096,972 shares of Common Stock, but this number of shares could be significantly larger or smaller depending on the trading price of the Common Stock at the time of conversion. The shares of Common Stock into which the Series A Convertible Preferred Stock may be converted have been registered pursuant to a Registration Statement on Form S-3 that was filed on April 24, 1998 and declared effective by the SEC on July 17, 1998.

   On November 6, 1998, 11,548 shares of the Company's Series A Convertible Preferred Stock were converted into 2,173,446 shares of Geron Common Stock. As of this date, 3,452 shares of Series A Convertible Preferred Stock remain outstanding.

POSSIBLE VOLATILITY OF STOCK PRICE

   There has been a history of significant volatility in the market price for shares of biopharmaceutical companies, and it is likely that the market price of the Company's Common Stock will be similarly volatile. Prices for the Company's Common Stock may be influenced by many factors, including the depth of the market for the Company's Common Stock, investor perception of the Company, fluctuations in the Company's operating results and market conditions relating to the biopharmaceutical and pharmaceutical industries. In addition, the market price of the Company's Common Stock may be influenced by announcements of technological innovations, new commercial products or clinical progress or the lack thereof by the Company, its collaborative partners or its competitors. In addition, announcements concerning regulatory developments, developments with respect to proprietary rights and the Company's collaborations as well as other factors could also have a significant impact on the Company's business and the market price of the Company's Common Stock.

EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS; CERTAIN ANTI-TAKEOVER PROVISIONS

   The Company's Board of Directors has the authority to issue up to 3,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. In March 1998, the Board of Directors designated 15,000 shares of Series A Convertible Preferred Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company's charter documents, including the inability of stockholders to take actions by written consent and the staggered election of the Company's Board of Directors, and certain provisions of Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving the Company.

IMPACT OF YEAR 2000

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or laboratory equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send checks, perform research and development activities or engage in similar normal business activities.

   Based on a recent assessment, the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. These software programs include the Company's accounting package and voicemail system. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

   The Company has initiated formal communications with all of its significant suppliers, service providers and corporate partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimated time to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues and is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely upgraded or converted and would not have an adverse effect on the Company's systems. Such suppliers, service providers and corporate partners include the Company's payroll service provider, local financial institutions and website maintenance organization. At this time, the Company is developing contingency plans in the event such suppliers, service providers and corporate partners fail to remediate their own Year 2000 Issues.

   The Company will utilize both internal and external resources to replace and test software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year, but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $200,000 and is being funded through current cash holdings. Of the total project cost, approximately $100,000 is attributable to the purchase of new software and equipment which will be capitalized. The remaining $100,000, which will be expensed as incurred, is not expected to have a material effect on the Company's results of operations. To date, the Company has incurred approximately $60,000 ($40,000 capitalized for new systems and $20,000 expensed), related to the assessment of, and preliminary efforts on, its Year 2000 project.

   The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                GERON CORPORATION


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

         On November 5, 1998, the Company announced the successful derivation of human embryonic stem cells in collaboration with scientists at the University of Wisconsin-Madison. An article was published in the journal Science.

         On November 5, 1998, the Company announced the successful derivation of human pluripotent stem cells from cultured primordial germ cells in collaboration with scientists at the Johns Hopkins University. An article was published in the journal Proceedings of the National Academy of Sciences.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               27.1     Financial Data Schedule

               99.1     November 5, 1998 Press Release: First Derivation of
                        Human Embryonic Stem Cells Reported in Science

               99.2 November 5, 1998 Press Release: PNAS Reports Derivation of Pluripotent Stem Cells From Cultured Primordial Germ
                        Cells

          (b)  REPORTS ON FORM 8-K

               None

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

Date: November 13, 1998

                                  EXHIBIT INDEX

    EXHIBIT #     DESCRIPTION
    ---------     -----------
      27.1        Financial Data Schedule

      99.1        November 5, 1998 Press Release: First Derivation of Human
                  Embryonic Stem Cells Reported in Science

      99.2        November 5, 1998 Press Release: PNAS Reports Derivation of
                  Pluripotent Stem Cells From Cultured Primordial Germ Cells