Form 10-K
period 1998-12-31
GERON CORPORATION
filed 1999-03-16
CIK 886744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 1999, there were 13,666,182 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $135,583,000 based upon the closing price of the Common Stock on March 8, 1999 on The Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the Registrant for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated into Part III of this Form 10-K.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, Item 7, under the heading "Factors That May Affect Future Results of Operations."

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Geron Corporation ("Geron" or the "Company") is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products to treat cancer and other age-related degenerative diseases. The Company is uniquely positioned to pursue this goal given its breakthrough discoveries surrounding telomeres, telomerase and embryonic stem cells. Telomeres are structures at the ends of chromosomes that the Company has shown act as a molecular "clock" of cellular aging. Telomerase is an enzyme which appears to stop the "clock" and confers cellular immortality. By manipulating telomere length through telomerase regulation, the Company aims to kill cancer cells where telomerase is abnormally turned on. Conversely, the Company seeks to increase the lifespan of normal cells, where telomerase is normally turned off, to treat age-related diseases such as atherosclerosis, macular degeneration and osteoporosis. Embryonic stem cells are telomerase positive and therefore have an unlimited ability to divide. They have the capability to turn into any and all cell types and tissues in the body. The Company aims to use human embryonic stem cells as a source of replacement cells for transplantation medicine to treat patients suffering from congestive heart failure, Parkinson's Disease, diabetes, osteoarthritis, osteoporosis, cancers, skin disorders and other age-related conditions.

     The Company and its collaborators have established that the fundamental aspects of the telomere clock and the ability of telomerase to impart cellular immortality in normal body cells and embryonic stem cells are important to many age-related degenerative diseases and conditions, including cancer. Thus, the Company believes it has a broadly applicable proprietary platform for discovering and developing novel therapeutics and diagnostics as well as cell and gene therapy approaches for such diseases. Geron intends to build upon its leadership position in the field of telomere biology, telomerase regulation and embryonic stem cells by continuing to selectively collaborate with pharmaceutical companies and research institutions and protect its leadership position with an extensive patent portfolio. The Company owns 23 issued United States patents and over 46 United States patent applications and has licensed 20 issued United States patents and over 40 United States patent applications.

     Cancer, age-related degenerative diseases and other conditions including skin aging, atherosclerosis, osteoporosis, macular degeneration, congestive heart failure, diabetes, Parkinson's and Alzheimer's diseases are difficult and costly to diagnose and treat. In many cases, entirely effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase. This will place a steadily growing financial burden on the health care system. New technology in the diagnosis and treatment of these diseases and conditions should lead to attractive commercial opportunities. For example, the worldwide cancer treatment market is currently $9.1 billion and growing at a rate of 8% per annum. In the United States alone, over 1.2 million new cases of cancer are expected to be diagnosed and approximately 563,000 cancer deaths are expected to occur in 1999.

     Geron and collaborators have demonstrated both in vitro and in vivo that telomeres, the repeated sequences of DNA located at the ends of chromosomes, shorten throughout a normal cell's replicative lifespan. In addition, the Company and its collaborators have also shown that when telomeres reach a certain short length, cells stop dividing and become senescent. Senescent cells display an altered pattern of gene expression compared to replicatively young cells that leads to an imbalance in the production of proteins and other cell products. This is believed to occur in many tissues throughout the body and may contribute to many age-related degenerative diseases and conditions through a direct and destructive effect on surrounding tissues. Geron scientists, with collaborators, have cloned and characterized the two critical components of telomerase that convey its activity, the RNA component and the catalytic protein component. Among its many findings with respect to these two biologically important components, Geron has shown that expression of the protein gene in normal cells results in telomerase activity which halts telomere erosion and dramatically extends the normal lifespan of the cell while maintaining normal (youthful) gene expression and preventing the onset of senescence. Further, Geron scientists and collaborators have shown that cellular immortality via telomerase gene transfer does not cause malignant or cancerous changes in the treated cells.

     Cancer cells escape senescence and maintain an extended ability to divide. They continue to divide past the senescent fate of normal cells by virtue of activated oncogenes and inactivated tumor suppressor genes. Geron and collaborators have shown that for tumor cells to attain life threatening characteristics, or to metastasize throughout the body, they generally must become immortal through an alteration which prevents their telomeres from shortening. In all cancer types studied to date, telomerase is abnormally reactivated, thereby conferring cellular immortality. Data shows that telomerase is present in the vast majority of tumor biopsies in the 20 - 30 types of cancer that have been studied, including breast, prostate, lung, colon and bladder cancers. Thus, Geron believes that telomerase inhibition has the potential to be a universal and highly specific cancer therapy. Geron and partners are using proprietary screening technologies to identify small molecule compounds that selectively inhibit telomerase. Medicinal chemistry and combinatorial chemistry are being used to optimize these compounds. Animal models of human tumor growth have been developed to test the appropriateness of lead compounds for clinical drug development.

     Telomerase is also expressed in another cell type with vast potential for clinical medicine: the human embryonic stem cell. Dr. James Thomson and colleagues at the University of Wisconsin-Madison, and Dr. John Gearhart of Johns Hopkins University have successfully derived human embryonic stem ("hES") and human embryonic germ ("hEG") cells, respectively, and maintained them in culture. Human embryonic stem and germ cells are different from every other human stem cell previously derived in that they have the capability to turn into any and all cell types and tissues in the body. These cells, licensed to Geron, hold great promise as a universal source of replacement cells for transplantation and for use in screens and functional genomics for pharmaceutical research and development. Further, this promise is enhanced by Geron's telomerase technology which can potentially increase the lifespan of differentiated cells produced from hES or hEG cells. The technology combination positions Geron to potentially supply an unlimited number of young human cells and tissues for therapeutic uses in the body and for drug discovery purposes. In addition, further research with hES and hEG cells will improve our understanding of reproductive and developmental biology. This could lead to better treatments for infertility and the discovery of new approaches to treat a wide variety of diseases and developmental disorders.

     The Company is focused on three therapeutic and diagnostic product development programs: (i) TELOMERASE INHIBITION AND DETECTION -- developing telomerase inhibitors as potentially universal and highly specific cancer therapies and telomerase assays for the detection of cancer; (ii) TELOMERASE ACTIVATION AND EXPRESSION -- developing genetic or drug therapies to modulate telomere length, thereby regulating cell aging or senescence which contributes to degenerative diseases; and (iii) EMBRYONIC STEM CELL THERAPIES -- generating a broad array of cell types from human embryonic stem or germ cells for use in transplantation medicine, pharmaceutical research and development and the study of human developmental biology. In support of these programs, the Company employs advanced drug discovery technologies, including proprietary assays, high throughput screening, combinatorial chemistry, proprietary differential gene display techniques, protein purification, gene sequencing, gene expression microarray analysis, gene cloning, vectorology and gene transfer technologies.

     The Company's strategy combines the following key elements: a focus on telomeres and telomerase in mortal and immortal cells as molecular and biological targets and embryonic stem cells to generate immortal cells and tissues; building therapeutic and diagnostic discovery programs on this scientific platform; selective formation of strategic partnerships; retention of rights to develop and market products; and continued enhancement of its proprietary leadership position in the field.

SCIENTIFIC BACKGROUND

  Cellular Aging and Cellular Immortalization

     Cells are the building blocks for all tissues in the human body, and cell division plays a critical role in the normal growth, maintenance and repair of human tissue. However, in the human body, cell division is a limited process. Depending on the tissue type, cells generally divide only 60 to 100 times in the course of their normal lifespan. Geron and collaborators have demonstrated that telomeres, the repeated sequences of DNA located at the ends of chromosomes, are key genetic elements involved in this process. Telomeres are important because they protect chromosomes from degradation and fusion. Each time a normal cell divides, telomeres shorten, and once telomeres reach a certain short length, cell division halts and the cell enters a state known as senescence.

     Cellular aging or senescence, although influenced by environmental factors, is a genetically determined process. Although senescent cells no longer divide, they generally remain metabolically active and, importantly, demonstrate an altered pattern of gene expression. In senescent cells, certain genes normally expressed by young and healthy cells are turned off or down-regulated while other genes are turned on or up-regulated, creating an imbalance of proteins and other gene products that Geron believes has a direct and destructive effect on the surrounding tissue. Geron believes that this dysfunction at the cellular level, which occurs in numerous tissues throughout the body, causes or contributes to age-related degenerative diseases and conditions.

     Recent work published by Geron and collaborators demonstrates that telomeres not only serve as a molecular "clock" for cellular aging, but that telomerase, when introduced into normal cells, is capable of restoring telomere length or resetting the "clock" and increasing the lifespan of cells without altering their "youthful" functions.

     Normal cells have the potential to bypass senescence and become cancerous when random or inherited mutations activate oncogenes or deactivate tumor suppressor genes. With each mutation, pre-cancerous cells become increasingly aberrant and uncontrolled, and may begin to generate a tumor mass. The Company believes, however, that most cells which undergo such changes are eliminated when telomere shortening leads to either cell senescence or chromosomal instability and cell death. Research suggests that for most cancerous tumors to attain life threatening size, or for cancer to metastasize throughout the body, some cancer cells must become immortal, which occurs through the activation of telomerase.

     Telomerase is a complex enzyme, composed of an RNA and a catalytic protein component. Telomerase is functionally active in reproductive cells to ensure the full complement of genetic information is passed from generation to generation. Telomerase is also present at low levels or is periodically activated in certain hematopoietic (blood), skin and gastrointestinal cells. However, these cells continue to age and gradually lose telomeric DNA, which suggests that telomerase may not be essential for their normal functioning. With telomerase present at adequate levels, telomeres do not shorten and cell senescence is averted. Research has shown that telomerase is not present in most normal cells and tissues after birth, but that during tumor formation or progression, telomerase is abnormally reactivated in all major cancer types. However, unlike the mutations which cause cancer, telomerase does not contribute to the dysfunctional behavior of tumor cells; its presence enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity or cellular immortality. This important distinction explains how selected activation of telomerase can be beneficial for the treatment of certain age-related diseases, while telomerase inhibition in cancer patients can provide a novel way to cause tumor cells to age and ultimately die.

  Embryonic Stem and Germ Cells

     Another cell type which expresses telomerase at relatively high, constant levels is the human embryonic stem ("hES") cell. Derived from donated in vitro fertilized (IVF) blastocysts, hES cells have unique characteristics which make them useful for multiple new therapeutic, pharmaceutical and scientific applications. Human embryonic germ ("hEG") cells derived from donated fetal material share many of the properties of hES cells, the most important of which is unique to hES and hEG cells: they are both pluripotent -- capable of forming into all of the different cell types in the body. Specifically they have the potential to form derivatives of all three cellular layers, including the gut epithelium (endoderm); cartilage, bone, and smooth and striated muscle (mesoderm); and neural epithelium, embryonic ganglia and stratified squamous epithelium (ectoderm).

     Embryonic stem cells are also self-renewing, consistent with their natural expression of telomerase. The continual steady state activity of telomerase in hES cells conveys replicative immortality. Under appropriate in vitro conditions, hES cells repopulate themselves indefinitely while remaining in the undifferentiated state. Therefore, they are expected to be a continuous source of normal pluripotent cells. Telomerase activity in hEG cells is not as well characterized. Human embryonic stem cells maintain a structurally normal set of chromosomes (including the sex chromosomes, XX or XY) even after prolonged growth in culture. They do not, for example, have any additions, deletions or rearrangements in their chromosomal structure as is characteristic of cell lines derived from tumors or immortalized by viruses.

     The ability of hES cells to propagate indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other "multipotent" stem cells discovered to date in humans. Other stem cells such as blood or gut stem cells express telomerase at low levels or only periodically, and therefore age. The Company believes hES cells can be expanded on an industrial scale for commercial purposes.

     The availability of hES and hEG cells opens extraordinary opportunities to
(i) enable development of transplantation therapies, (ii) re-tool pharmaceutical research and development practices, and (iii) accelerate research in human developmental biology. Moreover, hES and potentially hEG cells should provide an immediate, alternative source and industrial supply of starting material, relieving the need to continually resource primary human embryonic or fetal-derived tissues. Much of the research necessary for product development work can be performed on these cells now made available by Dr. Thomson's and Dr. Gearhart's discoveries.

MARKET OPPORTUNITY

     Cancer, age-related diseases and other conditions including skin aging, atherosclerosis, osteoporosis, macular degeneration, congestive heart failure, diabetes and Parkinson's and Alzheimer's are difficult and costly to diagnose and treat. In many cases, entirely effective means of diagnosing and treating these diseases and conditions are not currently available. Further, with the progressive "graying" of the population, the incidence of cancer and other age-related diseases and conditions is expected to increase. Of the 2.2 million Americans who died in 1991, 1.6 million were elderly (65 years or older). Seven in 10 of these deaths can be attributed to either heart disease, cancer or stroke. A breakthrough technology in the diagnosis and treatment of these diseases and conditions should provide attractive commercial opportunities.

  Cancer

     The incidence of cancer increases dramatically with age. Cancer ranks as the leading cause of death in women over 55 and as the second leading cause for men over 55 years of age. Twenty five percent of people over the age of 65 will develop invasive cancers. In the United States, approximately 8.2 million people alive today have a history of cancer, and since 1990, approximately 12 million new cancer cases have been diagnosed including cancers of the lung, colon, breast, prostate, pancreas, ovary, kidney and bladder, along with lymphomas and leukemia. Despite significant medical advances, cancer researchers and clinicians have had little impact on cancer mortality rates. Each year, cancer will claim more than a half-million lives, or more than 1,500 per day. Since 1990, there have been approximately five million cancer deaths in the United States. Within the next decade, largely because of population aging, cancer may become the leading cause of death.

     Cancer therapy relies heavily on three treatment modalities: surgery to remove the tumor mass; radiation to destroy tumors localized to a small region; and chemotherapy to eliminate tumor cells in diffuse parts of the body. Surgery is an invasive procedure that may not remove the entire cancer, and the use of radiation is limited to certain areas of the body. While drug therapies are less invasive than surgery or radiation, many drugs used to treat cancer attack rapidly dividing cells indiscriminately, damaging normal as well as cancer cells. Further, when a drug is effective initially against a particular cancer, it is often not effective against other types of cancer and, over time, the particular cancer can become resistant to that drug and progress. Overall annual direct medical costs for cancer currently amount to $37 billion with treatment of breast, lung, and prostate cancers accounting for over half of those costs. The Company believes that a telomerase inhibitor could overcome the limitations of current therapies and potentially be a universal and highly specific drug treatment for cancer.

  Other Age-related Degenerative Diseases and Conditions

     There are numerous other diseases and conditions for which incidence increases dramatically with age, including skin aging, atherosclerosis, osteoporosis and macular degeneration. There are significant unmet medical needs associated with these diseases and conditions. Many current therapies simply address the symptoms of these diseases and conditions. Despite the limitation of current therapies, drugs targeting these diseases and conditions represent some of the largest selling pharmaceuticals. For example, the United States market for cardiovascular drugs is approximately $6 billion, while the market for drugs addressing osteoporosis and osteoarthritis is approximately $3.1 billion. The market for retinoids used for skin therapy exceeds $3 billion. The Company's focus on cellular aging and cellular immortality is designed to produce therapeutics that address these diseases and conditions, and to treat their causes rather than their symptoms.

  Embryonic Stem and Germ Cell Therapies

     The derivation of hES and hEG cells is a fundamental discovery that holds great promise for three major areas of biomedicine: transplantation medicine, pharmaceutical research and development and human developmental biology.

     Transplantation Medicine. Because of the expected capability of hES and hEG cells to produce virtually unlimited quantities of any cell in the body, their potential therapeutic impact in transplantation medicine is enormous. In addition, they have the potential to be genetically engineered to prevent their immune rejection by the transplant recipient. Examples of medically relevant cells that could potentially be developed for transplantation therapies in humans include the following:

     Cardiomyocytes. Heart muscle cells do not proliferate during adult life. When heart muscle is damaged by injury, the functional heart muscle is replaced with non-functional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects nearly five million people in the United States with 400,000 new cases diagnosed each year. In addition, about 1.5 million people each year suffer from myocardial infarction, the primary cause of heart muscle damage, and about one third of them die. Treatment of heart disease in the United States costs $117 billion annually. Mouse cardiomyocytes derived from mouse embryonic stem ("ES") cells have been prepared and injected into the hearts of recipient adult mice. It has been reported that the injected cardiomyocytes repopulated the myocardial tissue and stably integrated with host myocardial cells. These results suggest that the development of hES or hEG cell-derived cardiomyocytes for cellular transplantation therapy for congestive heart failure and myocardial infarction in humans will be technically feasible.

     Hematopoietic stem cells (blood forming cells). Bone marrow transplantation is a life saving procedure used in treating pediatric and adult cancers. In 1995, there were approximately 12,500 bone marrow transplants performed in North America. The number of procedures performed dramatically underserves the medical need. The main factor which limits the number of procedures that can be performed is tissue or donor availability. Blood-forming stem cells potentially could be developed from hES or hEG cells as has been done using mouse ES and EG cells. This would increase the availability of these cells and reduce reliance on donors. Further, hES or hEG cell-derived hematopoietic stem cells potentially could be genetically engineered to resist infection by such agents as the HIV virus and used in a transplant setting for the treatment of AIDS, or possibly used for the treatment of patients with sickle cell anemia.

     Endothelial cells (blood vessel cells). Mouse endothelial cells have been derived from mouse ES cells. Similarly, in humans, blood vessel forming cells potentially could be generated from hES cells and used to re-line blood vessels for the purpose of treating atherosclerosis, a condition which contributes to over 650,000 deaths annually in the United States. hES-derived endothelial cells potentially could also be used for generating new blood vessels in damaged regions of the heart, brain, or lower extremities to treat angina, stroke and arterial insufficiency.

     Islet cells (pancreatic cells that produce insulin). The 1.4 million patients in the United States with Insulin Dependant Diabetes Mellitus potentially could be treated with islet cells derived from hES cells. Such human cells are unavailable today and could provide a lifelong cure for this disease. Health costs related to the treatment of diabetes runs over $90 billion annually.

     Neurons. It has been demonstrated that mouse neurons can be derived from mouse embryonic stem and germ cells. Human neurons derived from hES or hEG cells could potentially be prepared for the treatment of (i) the over one million people in the United States who suffer from Parkinson's disease, (ii) the 500,000 individuals who suffer a stroke each year, and (iii) over four million Americans affected with Alzheimer's disease. Treatment costs for patients suffering from Parkinson's, Alzheimer's and stroke could total $5.7 billion by the year 2001.

     Fibroblast and keratinocyte cells (skin cells). Fibroblast and keratinocyte cells of mice have been observed in cultures of differentiated mouse ES cells. Geron scientists expect that comparable human skin cells could be produced from hES cells and used for wound healing and the treatment of burns.

     Chondrocytes (cartilage cells). Chondrocytes could potentially be generated from hES cells for cartilage replacement in treating osteoarthritis which affects over 16 million Americans, or rheumatoid arthritis which affects over two million persons in the United States. The treatment of osteoarthritis alone cost Americans $1.8 billion in 1996.

     Pharmaceutical research and development. The potential to produce and supply unlimited quantities of normal human cells of virtually any tissue type could have a major impact on pharmaceutical research and development. Until now, the only cell lines available for this work were either animal in origin or abnormal transformed human cells. It may be possible to produce permanent, stable sources of normal human differentiated cells for drug screening and testing, drug toxicology studies, as well as new drug target identification. Further, because hES cells express telomerase and can therefore undergo multiple rounds of a sophisticated type of genetic engineering called gene targeting, cellular models of human disease could be developed for use in drug development. Finally, cell lines derived from hES or hEG cells may be useful for developing screens for teratogens (drugs causing birth defects), extending the capability of current assays based on bacterial and mouse systems.

     Human reproductive and developmental biology. Unraveling the biology of hES and hEG cells as they differentiate into functional cell types in vitro offers a unique platform to understand and harness nature's mechanisms of embryonic development and tissue differentiation and repair. Such understanding has potential for contributing to (i) the treatment of fertility disorders which affect one out of every six couples in the United States trying to become pregnant, (ii) the prevention of premature pregnancy loss, estimated to be 15% of recognized pregnancies in the United States, and (iii) the diagnosis and prevention of birth defects which afflict 3% of live births in the United States.

     Until now, the early developmental events which naturally occur during human embryogenesis have been inaccessible to direct study. The availability of hES and hEG cells may facilitate a molecular understanding of how specific human tissues and organs develop -- research which cannot be pursued today without utilizing human embryos or fetuses. Further, it is possible that novel genes which fundamentally control tissue differentiation could be identified by the application of genomic technologies to cultured hES and hEG cells as they differentiate into a variety of functional cell types. These new gene products have potential to be developed into therapeutic proteins for treating wound healing, stroke, myocardial infarction, spinal cord injury and tissue regeneration.

     These potential clinical applications would utilize suspensions of purified hES- and hEG-derived differentiated cells administered by injection. With further technical development, complex multi-cellular solid tissues and organs could potentially be developed for application in organ support therapies for lung, kidney, liver, cardiac and brain diseases. While the biomedical and therapeutic promise of hES and hEG cells is vast, it should be re-emphasized that the additional research and development required to realize this potential is significant.

STRATEGY

     Geron's strategy is to be the leading biopharmaceutical company in the discovery and development of therapeutic and diagnostic products based upon the Company's understanding of telomere, telomerase and embryonic stem cell biology. The key elements of this strategy are described below.

     Focus on Fundamental Mechanisms of Cellular Aging and Cellular
Immortality. Geron focuses its research on fundamental mechanisms of cellular aging and cellular immortality. These include telomere shortening and telomerase regulation. As the pioneer in researching and modulating these mechanisms, which affect all tissues of the body, the Company believes it has established a broadly applicable, proprietary platform for discovering and developing novel small molecule therapeutics, cell and gene therapeutics and diagnostics for cancer and other age-related diseases.

     Develop High Value Programs with a Common Scientific Platform. Geron's strategy is to leverage its expertise in cellular aging and cellular immortality to develop those programs which offer the shortest development path for therapeutic and diagnostic products and the highest likelihood for success. Geron is currently working in three program areas: (i) the inhibition and detection of telomerase for the treatment and diagnosis of cancer; (ii) the modulation of biological processes leading to and regulating cell aging or senescence which contribute to degenerative diseases and (iii) embryonic stem cell therapies for cell transplantation therapies, accelerating drug discovery and the study of developmental biology.

     Form Strategic Partnerships. Geron has established and intends to continue to establish collaborations and alliances with pharmaceutical companies, other biotechnology companies and leading academic institutions to enhance its research, development and commercialization capabilities. Geron has entered into a three-company strategic alliance with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), a leading oncology company in Japan, and Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn"), a global leader in oncology, for the development and marketing of a telomerase inhibitor to treat cancer. The Company has also established a clinical development partnership with Roche Diagnostics GmbH ("Roche Diagnostics"), the global leader in diagnostics, to develop telomerase-based products for use in cancer diagnosis and treatment planning.

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

     Enhance Proprietary Leadership Position. Geron intends to maintain its scientific leadership and accelerate its research programs by continuing to attract and retain leaders in the fields of cellular aging, cellular immortality and stem cells either as employees or exclusive collaborators. Further, the Company is aggressively pursuing a broad and extensive patent portfolio internationally and in the United States to protect its proprietary technology. To date, the Company owns 23 issued United States patents and over 46 United States patent applications and has licensed 20 issued United States patents and over 40 United States patent applications. Geron also owns or has licensed three issued foreign patents and numerous patent applications.

RESEARCH PROGRAMS

  Telomerase Inhibition and Detection

     Geron intends to discover and develop a small molecule telomerase inhibitor, which, by blocking the activity of telomerase, will allow telomeres in cancer cells to resume shortening, ultimately leading to cancer cell death. In addition, the Company's intention is to develop clinical products using telomerase as a marker in cancer diagnosis, prognosis, patient monitoring and screening.

     Telomerase is not present in most normal cells, and as a result, normal cells exhibit telomere shortening. In contrast, telomerase is abnormally active in cancer cells, causing telomere length to be maintained, which Geron believes confers immortality to cancer cells in malignant tumors. Research has shown that telomerase is present in all of the over 20 - 30 different cancer types studied, including the ten most prevalent cancers of prostate, breast, lung, colon, bladder, uterus, pancreas and ovary, along with lymphomas, leukemias, melanomas and brain tumors. In all of these cancers, a very high percentage of tumor samples contain telomerase. Because telomerase is present in all cancer types evaluated and is not biologically active in most normal cells, telomerase appears to be a universal and highly specific marker of cancer. These characteristics combine to make telomerase an attractive target for inhibition to treat cancer and for detection to diagnose cancer.

     Therapeutics. Research by Geron and other independent groups has demonstrated that a telomerase inhibitor can block cancer cells from using telomerase to maintain telomere length. As a result, telomeres shorten as the cancer cells continue to divide until a critically short length is reached, at which point the cancer cells enter crisis. In some cases, cancer cells have a more immediate response to loss of telomerase activity, undergoing rapid cell death. Geron scientists and others have inhibited human telomerase in tumor cell lines in culture using molecules which block the function of the RNA or the essential protein component of telomerase. Based on these positive results, Geron is aggressively pursuing the identification of telomerase inhibitors as potential lead compounds for clinical development. While it has identified several strategies for inhibiting telomerase activity, including antisense technology and genetic regulation, Geron is primarily focused on developing a small molecule inhibitor. The Company believes the small molecule approach will produce a development candidate with a more favorable pharmaceutical and commercial profile -- oral bioavailability, compound stability and low manufacturing cost. Geron and partners are using proprietary screening technologies employing combinatorial chemistry to identify small molecule compounds that selectively inhibit telomerase. Traditional medicinal chemistry and rapid parallel synthesis techniques are being used to optimize these compounds. Cell and animal models, as well as cell-based models of human tumor growth, have been developed to test the appropriateness of lead compounds for development.

     To advance this program, Geron has pursued the cloning and characterization of the genes for the essential components of telomerase: the RNA template of telomerase ("hTR") and the catalytic reverse transcriptase protein component ("hTERT"). The cloning of hTR by Geron in 1994 and of hTERT, in collaboration with Dr. Thomas Cech of the University of Colorado in 1997, has allowed the development of proprietary assays for discovering and characterizing telomerase inhibitors. In addition, Geron has developed proprietary screening technology, assembled a structurally diverse library of more than 100,000 small molecule compounds and established medicinal and combinatorial and nucleic acid chemistry capabilities. As a result of the combined screening efforts, Geron and its corporate partners have identified several classes of compounds that demonstrate telomerase inhibition and are actively pursuing structure/activity relationship studies. Geron believes that its assays and screening methods provide a strong competitive advantage in view of the difficulty and specialized skills required for their development and use. The company's patent portfolio includes issued patents for the RNA and catalytic protein components of telomerase as well as Geron's telomerase inhibitor screens.

     Geron believes that blocking telomerase activity will cause the affected cancer cells to resume telomere shortening during cell division and lose their immortality. Telomerase inhibition is therefore expected to have delayed efficacy as cancer cell telomeres resume normal shortening. Although Geron envisions that a telomerase inhibitor could be effective as a stand-alone treatment in certain cases, it is expected that in most cases a telomerase inhibitor will be used in conjunction with current anti-cancer therapies.

     Geron believes that a telomerase inhibitor will be an effective therapeutic for a broad range of cancers, although there may be certain limitations to its use. Because telomerase is present in reproductive cells, a telomerase inhibitor, like many cancer agents in current use, may have a negative impact on such cells. Telomerase is also transiently expressed in certain cells in the hematopoietic (blood), skin and gastrointestinal tract. However, Geron scientists and others have demonstrated that these tissues age and show gradual telomere shortening during the course of cell division. As a result, Geron believes that telomerase is not biologically critical for these tissues, and Geron predicts that telomerase inhibitors are unlikely to have a significant negative effect on them.

     Geron has established a strategic alliance with Kyowa Hakko, a leading oncology company in Japan, for the development and commercialization in certain Asian countries of a telomerase inhibitor for the treatment of cancer. Geron has also established a strategic alliance with Pharmacia & Upjohn, a global leader in oncology, for a complementary worldwide collaboration in telomerase inhibition. This collaboration with Pharmacia & Upjohn has recently been enhanced by accessing the high throughput screening capabilities and the two million compound libraries of Pharmacopoeia, Incorporated ("Pharmacopoeia") via an alliance between Pharmacia & Upjohn and Pharmacopoeia which includes telomerase inhibition. Geron has established research collaborations for the study of telomerase inhibition with the National Cancer Institute, Memorial Sloan-Kettering Cancer Center, and the Lawrence Berkeley National Laboratory, and for the study of telomere biology with Stanford University, the University of Colorado, the University of Texas Southwestern Medical School at Dallas, the Dana Farber Cancer Institute, and the University of California, San Francisco.

     Diagnostics. Geron believes that telomerase is a universal and highly specific marker of cancer and, therefore, the detection and quantification of telomerase may have significant clinical utility for cancer diagnosis, prognosis, and patient monitoring and screening. While current cancer diagnostics apply to a single or limited number of cancer types, telomerase-based diagnostics could potentially address a broad range of cancer types. The Company also believes that the availability of telomerase-based diagnostics for cancer, which are likely to reach the market before telomerase-based therapeutics, will enhance the commercial opportunity for a telomerase inhibitor by increasing the understanding by clinicians of the biological significance of telomerase activity in cancer.

     Geron has developed several proprietary assays for the detection of telomerase which are based on its activity or components. The first generation assay is the Telomeric Repeat Amplification Protocol ("TRAP") assay which can be used to detect telomerase activity in malignant tumor tissue. The second generation assay detects hTR, the RNA component of human telomerase, which was first cloned by Geron scientists. This enables the Company to use proprietary in situ hybridization and other methods to detect the presence of telomerase. The Company was also the first to report the cloning of hTERT, the human telomerase reverse transcriptase component of telomerase. The first patent for the hTERT protein component of human telomerase has been issued in the United Kingdom and is co-owned by Geron and the University of Colorado and exclusively licensed to Geron. Further, the United States Patent and Trademark Office has issued patents for the detection of telomerase activity or its components including patents for the TRAP assay and diagnostic methods based on hTR detection.

     Geron is overseeing preclinical studies to assess the full potential of its telomerase detection technology. Data from two such studies indicate telomerase levels correlate with clinical outcome in breast cancer and neuroblastoma patients. Data from other published studies support clinical application of telomerase in diagnosis, staging, monitoring and screening for bladder, cervical and other cancers. In several reports, the sensitivity and specificity of telomerase-based assays have proven superior to standard methods in the detection of cancer in patient samples. The Company intends to proceed with development of its telomerase detection technology, in collaboration with Roche Diagnostics, as a novel and important diagnostic for cancer.

  Telomerase Activation and Expression

     Geron seeks to develop cell, gene and drug therapies to modulate biological processes leading to and regulating cell aging or senescence which contribute to degenerative diseases. As normal cells divide, they eventually exhaust their capacity for renewal and become senescent, at which point they display an altered pattern of gene expression and an altered function. An integral part of this program is the extensive investigation of changes in gene expression as cells age and the analysis of gene expression when telomerase is introduced into cells at various times prior to senescence. The Company is applying proprietary gene transfer technologies, gene expression systems and small molecule screening technology to develop therapeutic agents to target, postpone and modulate the destructive genetic changes that occur in senescent cells.

     Research at Geron and the University of Texas Southwestern Medical Center at Dallas has shown that the activation of telomerase in normal human cells extends their cellular lifespan without causing cancerous changes. Such telomerase expression prevents the senescent gene expression pattern and preserves the youthful function of these cells. Geron has continued investigations aimed at defining the differences in gene expression between young and senescent cells using high density DNA arrays to efficiently monitor gene expression in young and senescent cell cultures. This has allowed for a detailed description of genes whose deregulation is associated with senescence. Such genes can serve as markers in drug discovery screens to identify small molecules capable of activating telomerase and thus suppressing the altered gene expression patterns in senescent cells. Geron has entered into an agreement with Synteni (an Incyte company) for the use of their microarray technology for gene expression analysis. In addition, Geron maintains research collaborations with a number of institutes to support its telomerase activation program including, Lawrence Berkeley National Laboratory, Stanford University and the University of Tennessee, Memphis.

     The onset of diseases such as skin aging, atherosclerosis, osteoporosis, arthritis, and macular degeneration is associated with dysfunction of specific cell types. The effects of senescence on these cell types contribute to the disease. For each of these cell types, Geron scientists have introduced the hTERT gene and observed expression of telomerase, maintenance of telomere length and extension of these cells' normal lifespan. The Company believes that these telomerized cells will have extensive applications in research, production of engineered cells and tissues and in the treatment of age-related diseases. To pursue the applications of this technology, Geron scientists are working with collaborators at Duke University, the University of California at Los Angeles, the Memorial Sloan-Kettering Cancer Center and Stanford University.

     Geron is developing proprietary gene vectors using the hTERT promoter to drive expression of a gene that directly or indirectly kills that cell. These systems are being tested in animal models. Specifically targeting cancer cells should reduce the toxicity of the therapy to normal cells. Studies are also planned to measure potential synergies of hTERT immunotherapy with traditional chemotherapeutic, surgical and radiological cancer therapies.

  Embryonic Stem Cell Therapies

     Human embryonic stem ("hES") and germ ("hEG") cells are embryonic and fetal derived cells, respectively, that are unique in that they are capable of differentiation into any and all types of cells and tissues in the body. Moreover, hES cells have been shown to be telomerase positive and capable of essentially immortal growth in the differentiated state.

     Geron collaborators at the University of Wisconsin-Madison have now succeeded in isolating and culturing human embryonic stem cells. As published in Science, these undifferentiated cells can be expanded in culture and can be induced to differentiate both in vitro and in in vivo animal models into all primary tissue types including cardiac and skeletal muscle, neuronal and epithelial tissue.

     The Company believes that hES and hEG cells offer significant advantages over other stem cells, which have limited ability to proliferate and differentiate in culture. With the derivation of hES and hEG cells, Geron has a new set of product development opportunities in (i) transplantation medicine,
(ii) pharmaceutical research and development and (iii) the study of human developmental biology.

     The availability of hES and hEG cells allows for the first time a thorough genomic analysis of gene expression patterns that control early human development. Identification and functional assignment of these human developmental genes will enhance our understanding of the molecular events that control early human development with application toward the prevention of birth defects, treatment of infertility disorders and the discovery of gene products that enhance tissue differentiation and repair. The Company plans to apply its microassay technologies in order to identify these genes and to seek corporate partners to develop and commercialize those gene products with therapeutic potential.

     By combining cellular differentiation technologies with Geron's proprietary telomerase gene transfer immortalization platform, the Company plans to develop immortalized human cell lines useful for application in drug discovery screens. Unlike transformed cells which have been engineered to express certain surface receptors, for example, as targets for drug discovery, cells derived from hES or hEG cells will retain the complete normal signal transduction pathways downstream from the surface receptors. Screens based on such cells can therefore not only be used to identify components that bind to the surface receptor, but also those which act with intracellular pathways resulting in desired alterations in gene expression consistent with the desired pharmacologic action of the drug being discovered.

     Finally, by combining culture scale-up, telomerase gene transfer, cell differentiation and genetic selection technologies with gene targeting techniques, purified cell populations can be potentially manufactured for application in tissue regeneration therapies. Degenerative tissues in such conditions as heart failure, diabetes, stroke, arthritis, and atherosclerosis could potentially be restored by the injection of youthful, functional cells derived from pluripotent hES cells. The Company's intention is to assemble the required technologies, personnel, licenses and collaborations to enable the development of these tissue regeneration approaches.

STRATEGIC PARTNERSHIPS

     Geron believes that its broad scientific platform will generate significant opportunities for a variety of strategic partnership arrangements. Geron has established and intends to continue to establish selective collaborations with leading pharmaceutical and diagnostic companies to enhance its research, development and commercialization capabilities. In each of these strategic collaborations, the Company has retained significant rights to participate in the commercial success of its products.

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

  Pharmacia & Upjohn Collaboration

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide $15.0 million of research funding over three years. In addition, the Company is entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Further, the Company has an option to exercise co-promotion rights in the United States. The companies also signed a Stock Purchase Agreement providing for an initial equity investment of $2.0 million in Geron by Pharmacia & Upjohn, at a premium, which was completed in January 1997. In addition on April 25, 1997 and March 27, 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million on each date) of Geron Common Stock at a premium. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans. This collaboration with Pharmacia & Upjohn has recently been enhanced by accessing the high throughput screening capabilities and the two million compound library of

Pharmacopoeia, via an alliance between Pharmacia & Upjohn and Pharmacopoeia which includes telomerase inhibition.

     The Company incurred operating expenses of $19.4 million, $18.3 million and $17.4 million in 1998, 1997 and 1996, respectively. Of these expenditures, $6.7 million, $6.7 million and $5.2 million related to costs incurred for research and development activities attributable to strategic partnerships in 1998, 1997 and 1996, respectively. The Company funded the remaining expenditures. No milestone payments have been received or earned to date.

  Diagnostic Collaborations

     Kyowa Medex Co., Ltd. ("Kyowa Medex") has licensed the Company's TRAP assay technology; Dako Corporation ("Dako") has licensed the Company's hTR in situ hybridization detection technology; and PharMingen (a Becton Dickinson company) has licensed the Company's TRAP assay and telomere length measurement technology, each on a non-exclusive basis for sale to the research-use-only market. Roche Diagnostics GmbH ("Roche") has licensed all telomerase and telomere length assay technologies, including TRAP, hTR, hTERT, and immunoassays, for research-use-only and in vitro diagnostics in cancer. All telomerase licenses previously licensed to Boehringer Mannheim GmbH ("Boehringer Mannheim") have been transferred to Roche Diagnostics following the acquisition of Boehringer Mannheim by Roche. The TRAP assay research-use-only license originally granted to Oncor Inc. ("Oncor") has been transferred to the Intergen Company ("Intergen") following the acquisition of Oncor's research reagent division by Intergen. Oncor commenced commercial sale of the TRAP-eze(TM) kit in May 1996, followed by Boehringer Mannheim and Kyowa Medex in late 1996.

     Since mid-1998, Oncor's TRAP-eze(TM) and other TRAP-related products are marketed under the Intergen label. Boehringer Mannheim's telomerase-related products are now marketed under the Roche label. PharMingen began selling its TeloQuant(TM) telomere length assay kit in 1997 and its TeloQuant(TM) telomere length and TRAP assay kit in 1998. Although the Company does not expect royalties from the sale of these kits to be significant, the use of these kits is expected to stimulate additional studies of telomerase activity by academic laboratories. The Company has also established research collaborations for the study of telomerase detection with The Cleveland Clinic, Johns Hopkins University, the Children's Hospital of Los Angeles, Madigan Army Medical Center and the University of Texas Southwestern Medical Center at Dallas.

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Agreement, Boehringer Mannheim provided reimbursement in the amount of $500,000 for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option at its sole discretion to exercise co-promotion rights with respect to in vitro diagnostic products in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. It is expected that the combined clinical and technical expertise of Boehringer Mannheim and Roche Diagnostics will enhance the telomerase diagnostic product development.

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

     The Company has established collaborations for the study of telomere and telomerase biology and in support of its Telomerase Inhibition and Detection with the National Cancer Institute, the Memorial Sloan-Kettering Cancer Center, Lawrence Berkeley National Laboratory, Stanford University, the University of Colorado, the University of Texas Southwestern Medical School at Dallas, the Dana Farber Cancer Institute, the University of California at San Francisco, The Cleveland Clinic, Johns Hopkins University, the Children's Hospital of Los Angeles and Madigan Army Medical. In support of its Telomerase Activation and Expression program, Geron has established collaborations with laboratories including the Lawrence Berkeley National Laboratory, Stanford University, the University of Tennessee, Memphis, Duke University, the University of California at Los Angeles and the Memorial Sloan-Kettering Cancer Center. Geron has established exclusive license and collaboration agreements in support of its Embryonic Stem Cell Therapies program with the University of California at San Francisco, Johns Hopkins University and the licensing arm of the University of Wisconsin-Madison.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Protection of the Company's proprietary compounds and technology is important to the Company's business. The Company owns 23 issued United States patents and over 46 United States patent applications and has licensed 20 issued United States patents and over 40 United States patent applications, as well as three issued foreign patents and numerous international filings under the Patent Cooperation Treaty, and has pending foreign national patent applications corresponding to certain of these United States applications. The Company's policy is to seek, when appropriate, patent protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technologies through licensing and by filing patent applications in the United States and certain other countries. The Company believes its patent filings and patent licenses and options may provide protection for its drug discovery and diagnostics development programs and that its patent applications disclose useful discoveries in the field of telomere biology and telomerase regulation as well as cellular senescence, cellular immortality and embryonic stem cell technology. For example, the United States Patent and Trademark Office has issued Geron five patents for telomerase inhibitor screening technology. The Company's screening efforts have resulted in the identification of several compounds that inhibit human telomerase in vitro and the Company has filed United States patent applications on certain of these chemical classes of telomerase inhibitors, six of which have issued. The Company has licensed several issued United States patents relating to telomerase activity-based cancer diagnostic and prognostic methods. In addition, the Company owns several United States patents and an allowed United States patent application for the TRAP assay and improvements to the TRAP assay. One patent relating to reagents used in the assay has issued from the United States Patent and Trademark Office. The Company's telomerase RNA detection technology is the subject of several patents that have issued from the United States Patent and Trademark Office. The Company has also filed patent applications relating to the catalytic subunit of telomerase and has been granted a patent in the United Kingdom to the catalytic protein component of telomerase. The Company has patents and a patent application relating to its technologies for identifying genes that are differentially expressed in different cell types or at different stages of cellular development. The United States Patent and Trademark Office has issued a patent relating to the Company's "Enhanced Differential Display" technology, as well as a patent for methods to increase the replicative capacity of skin cells. The Company has licensed several patent applications relating to Embryonic Stem Cells including the issued patent relating to Primate Embryonic Stem Cells and methods for obtaining and maintaining them has issued from the United States Patent and Trademark Office.

SCIENTIFIC ADVISORS AND CONSULTANTS

     The Company has consulting agreements with a number of leading academic scientists and clinicians who serve as members of its Scientific Advisory Board ("SAB") or as consultants. These individuals are distinguished scientists and clinicians with expertise in the areas of genetics of aging, cell senescence, telomerase, developmental biology, cell biology and molecular biology.

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

     Each SAB member has entered into an agreement with the Company covering the terms of his or her position as a member of the SAB. Certain SAB members hold options to purchase or have purchased Common Stock of the Company. In addition, members of the SAB are reimbursed for out-of-pocket expenses incurred in attending each meeting. Most members of the SAB are employed by institutions other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company.

     The Company's SAB members and consultants include the following individuals:

     STEPHEN BENKOVIC, PH.D., is Professor of Chemistry at the Pennsylvania State University and is a member of the Company's SAB. Dr. Benkovic is a member of the Chemical Society and the recipient of the 1998 Chemical Pioneer Award given by the American Institute of Chemists. He is an internationally recognized expert in protein chemistry, including the enzymology of DNA polymerases.

     ELIZABETH BLACKBURN, PH.D., is a Professor and Chair of the Department of Microbiology and Immunology at the University of California at San Francisco and a member of the National Academy of Sciences. Dr. Blackburn is known for her pioneering characterization of telomeres and for her co-discovery of telomerase and subsequent characterization of this important enzyme.

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

     DAVID BOTSTEIN, PH.D., is Professor and Chairman of the Department of Genetics, Stanford University School of Medicine. He was elected to the National Academy of Sciences in 1981 and to the Institute of Medicine in 1993. His current research activities include studies of yeast genetics and cell biology and linkage mapping of human genes predisposing to manic-depressive illness and the development and maintenance of the Saccharomyces Genome Database on the World Wide Web. He has received numerous awards, including the Eli Lilly Award in Microbiology (1978), the Genetics Society of America Medal (1985), and the Allen Award of the American Society of Human Genetics (1989). Dr. Botstein has served on numerous committees including the NAS/NRC study on the Human Genome Project (1987 - 88), the National Institutes of Health ("NIH") Program Advisory Panel on the Human Genome (1989 - 90) and the Advisory Council of the National Center for Human Genome Research (1990 - 95).

     ROBERT N. BUTLER, M.D., is a gerontologist and psychiatrist with broad experience in aging research and advocacy and is a member of the Company's SAB. In 1982, he founded the first, and still the only, department of geriatrics at a United States medical school -- the Department of Geriatrics and Adult Development at the Mount Sinai Medical Center -- where he continues to serve as Professor. Since 1990, he has also been Director of the International Longevity Centers. In 1975, he became the founding director of the National Institute on Aging of the NIH, a position he held until 1982. He currently serves on the National Advisory Council of the National Institute on Aging. Dr. Butler also serves as editor-in-chief of the journal Geriatrics and is the author of approximately 300 scientific and medical articles. In 1976, he won the Pulitzer Prize for his book, "Why Survive? Being Old in America."

     JUDITH CAMPISI, PH.D., is a Senior Scientist and Acting Chair, Department of Cancer Biology, Lawrence Berkeley National Laboratory. She has been an Established Investigator of the American Heart Association and currently has a MERIT Award from the National Institute on Aging ("NIA"), and serves on its Board of Scientific Counselors. Her major interests are the cellular and molecular biology of senescence and tumorigenesis.

     VINCENT CRISTOFALO, PH.D., is a Professor of Biochemistry and Molecular Pharmacology, and President of Lankenau Medical Research Center, Jefferson Health System, Pennsylvania and is a member of the

Company's SAB. In addition, he is professor emeritus at the University of Pennsylvania and adjunct professor at the Wistar Institute. He sits on the Board of Scientific Counselors of the NIA and the Department of Veterans Affairs Geriatrics and Gerontology Advisory Committee, as well as numerous editorial boards.

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

     LEONARD GUARENTE, PH.D., is a Professor of Biology at the Massachusetts Institute of Technology and a member of the Company's SAB. Dr. Guarente has studied mechanisms of eukaryotic transcriptional regulation over the past 18 years. More recently, his lab has turned its focus to identifying causes of aging by identifying genes and mechanisms that control lifespan in the model system S. Cerevisiae and in mice. His lab has also begun a study of the WRN1 gene, mutations in which give rise to Werner's Syndrome, a human disease characterized by premature aging.

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

     LEONARD HAYFLICK, PH.D., is a Professor of Anatomy at the School of Medicine of the University of California at San Francisco, and is a member of the Company's SAB. Dr. Hayflick is best known for his pioneering work in tissue culture, where he discovered the finite replicative capacity of normal human cells which he interpreted as aging at the cellular level. This phenomenon is known as the "Hayflick Limit" and Dr. Hayflick is widely known as the "father" of cellular gerontology. Dr. Hayflick has published over 200 papers and is the recipient of numerous national and international research awards and honors, was President of the Gerontological Society of America, was a founding member of the Council of the NIA, and recently authored the popular book, "How and Why We Age."

     ERIC LANDER, PH.D., is a Professor of Biology at the Massachusetts Institute of Technology and serves as the Director of the Whitehead Institute/MIT Center for Genome Research and is a member of the Company's SAB. Dr. Lander is active in several organizations involved in human genetics research, including serving on the board of directors for the Genetic Society of America and acting as former chair of the Genome Research Review Committee for NIH's National Center for Human Genome. He brings broad experience in human and mammalian genetic research.

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

     MALCOLM MOORE, PH.D., is a Professor of Biology at the Sloan-Kettering Division, Cornell Graduate School of Medical Sciences and is internationally known for his pioneering work in hematopoiesis, growth factors, and cytokines. He is also currently incumbent of the Enid A. Haupt Chair of Cell Biology, Memorial Sloan-Kettering Cancer Center. Dr. Moore received the William B. Coley Award For Distinguished Research in Immunology by the Cancer Research Institute in June 1995.

     ROGER A. PEDERSEN, PH.D., is a Professor of Obstetrics, Gynecology and Reproductive Sciences at the University of California at San Francisco, where he teaches developmental genetics and mammalian embryology. He received his B.A. degree from Stanford University, and his Ph.D. at Yale University. He completed his postdoctoral research at the Johns Hopkins University. Since 1991 he has served as Series Editor of Current Topics in Developmental Biology. He has written numerous original publications and reviews on early mouse development, and co-produced two instructional videotapes on the use of mice in transgenic and gene targeting research.

     JERRY W. SHAY, PH.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas and is a member of the Company's SAB. Dr. Shay's research focuses on molecular mechanisms of tumorigenesis and immortalization with a particular emphasis on cancer of the breast. Dr. Shay has numerous publications, honors and patents. He is also on the editorial board for the Journal of Clinical Pathology.

     JAMES A. THOMSON, V.M.D., PH.D., is a Staff Pathologist and Associate Research Animal Veterinarian at the University of Wisconsin-Madison. He is known for the first successful derivation of human embryonic stem cells. Dr. Thomson has numerous awards and publications as well as an issued United States patent for primate embryonic stem cells.

     JAMES D. WATSON, PH.D., is President of Cold Spring Harbor Laboratory and is a member of the Company's SAB. Dr. Watson is the former head of the NIH Human Genome Project and is famous for his 1953 discovery with Francis Crick of the double helical structure of DNA for which he received the Nobel Prize.

     WOODRING E. WRIGHT, M.D., PH.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas and is a member of the Company's SAB. He is widely recognized as a leading molecular biologist working in the field of cellular senescence and on the molecular basis of muscle development.

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

     Generally, to gain FDA pre-market approval for a biopharmaceutical product, a company first must conduct extensive preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's potential efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which must become effective before human clinical trials of an investigational drug can start. To commercialize any products, the Company or its strategic partners will be required to sponsor and file an IND and will be responsible for initiating and overseeing a series of clinical studies to demonstrate the safety, purity, efficacy and potency in the case of biological drugs, or safety and efficacy in the case of non-biological drugs that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases (Phase I -- safety and pharmacologic assessment; Phase II -- a small efficacy study; and Phase III -- 200 - 1000 patient studies to provide substantial evidence of safety and effectiveness) which generally take three to six or more years to complete. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a non-biological drug, the Company or its strategic partner will be required to file a new drug application ("NDA") and receive approval before commercial marketing of the drug. In the case of a biological drug, an Establishment License Application ("ELA") and Product License Application ("PLA") must be filed with and approved by the FDA before marketing can occur. If a given recombinant product is considered to be a well-characterized biological drug, only a Biological License Application ("BLA") combining elements of an ELA and a PLA may be required. These testing and approval processes are uncertain and require substantial time and the expenditure of substantial resources, and there can be no assurance that any such approval will be granted on a timely basis, if at all. NDAs or PLAs/ELAs submitted to the FDA can take, on average, two to five years to receive approval, and the FDA must confirm that good laboratory, clinical and manufacturing practices were maintained as well as determine that safety, purity, efficacy, and potency (in the case of a biological drug) or safety and efficacy (in the case of a non-biological drug) have been established. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, including but not limited to recall or seizure of product, injunction against manufacture, distribution, sales and marketing and criminal prosecution. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Any diagnostic products to be developed by the Company or its strategic partners are likely to be regulated by the FDA as medical devices rather than drugs. The nature of the FDA requirements applicable to such medical diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or a strategic partner would initially be classified as a Class III device, and would most likely require pre-market approval. Obtaining pre-market approval involves the costly and time-consuming process, comparable to that for new drugs, of conducting laboratory studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application ("PMA") and obtaining review and approval of the PMA by the FDA. Such review and approval may take 12 - 18 months or more. The process from laboratory to clinical studies to FDA review and approval of a PMA, which approval cannot be assured on a timely basis, if at all, can take several years or more. Both drugs and devices are subject to FDA current good manufacturing practice regulations ("GMPs"), often even at the clinical trial stages. Both drug and device GMPs specify extensive validation and record keeping requirements, including the maintenance of product compliance files, as well as require compliance with various standards governing personnel, equipment and raw materials, including product stability requirements. There can be no assurance that the Company or its collaborators or contract manufacturers, if any, will be able to establish or maintain compliance with the GMP regulations on a continuing basis. Failure to establish or maintain GMP compliance or compliance with other FDA requirements could have a material adverse effect on the Company's business.

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

EMPLOYEES

     The Company had 97 full-time employees at December 31, 1998, of whom 36 hold Ph.D. degrees and 17 hold other advanced degrees. Of the total workforce, 78 are engaged in, or directly support, the Company's research and development activities and 19 are engaged in business development, finance and administration. The Company also retains outside consultants. None of the Company's employees is covered by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company:

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Ronald W. Eastman......................  47    President, Chief Executive Officer and
                                               Director
David L. Greenwood.....................  47    Chief Financial Officer, Vice President
                                               of Corporate Development, Treasurer and
                                               Secretary
Elaine R. Hamilton.....................  51    Vice President, Human Resources
Calvin B. Harley, Ph.D.................  46    Chief Scientific Officer
Thomas B. Okarma, Ph.D., M.D...........  53    Vice President, Research and
                                               Development

     RONALD W. EASTMAN has served as President, Chief Executive Officer and a Director of the Company since May 1993. From 1978 until joining the Company, Mr. Eastman was employed with American Cyanamid Co., most recently as a Vice President and General Manager of Lederle Laboratories, American Cyanamid's pharmaceutical business. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University.

     DAVID L. GREENWOOD has served as Chief Financial Officer, Treasurer and Secretary of the Company since July 1995, and Vice President of Corporate Development since April 1997. From 1979 until joining the Company, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

     ELAINE R. HAMILTON has served as Vice President of Human Resources of the Company since June 1998. From 1984 until joining the Company, Ms. Hamilton was the head of Human Resources for Metricom Inc., International Network Services and Portola Packaging and in Human Resources management at FMC Corporation. Ms. Hamilton holds a B.A. in Education and Psychology from the University of Iowa and an M.S. in Human Resources and Organization Development from the University of California at San Francisco.

     CALVIN B. HARLEY, PH.D., has served as Chief Scientific Officer of the Company since July 1996. From May 1994 until July 1996, Dr. Harley was the Vice President of Research of the Company and from April 1993 to May 1994, Dr. Harley was Director, Cell Biology of the Company. Dr. Harley was an Associate Professor from 1989 until joining the Company, and from 1982 to 1989, an Assistant Professor of Biochemistry at McMaster University. Dr. Harley also was the Chair of the Canadian Association on Gerontology, Division of Biological Sciences from October 1989 to October 1991 and Chairman Elect from 1987 to 1989. Dr. Harley holds a B.S. from the University of Waterloo and a Ph.D. from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     THOMAS B. OKARMA, PH.D., M.D., has served as Vice President of Research and Development of the Company since May 1998. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. From 1985 until joining the Company, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development and then as its chairman and chief executive officer until 1995 when it was acquired by Rhone-Poulenc Rorer. From 1980 to 1985, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College and a M.D. and Ph.D. from Stanford University.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq National Market under the symbol "GERN". The high and low closing sales prices (excluding retail markup, markdowns and commissions) of the Company's stock for the years ending December 31, 1998 and 1997 are as follows:

                                                               HIGH      LOW
                                                              -------   ------
Year ended December 31, 1998
First quarter...............................................  $14.375   $8.500
Second quarter..............................................  $12.125   $9.000
Third quarter...............................................  $ 9.875   $4.219
Fourth quarter..............................................  $17.188   $5.063
Year ended December 31, 1997
First quarter...............................................  $18.000   $9.625
Second quarter..............................................  $10.625   $7.125
Third quarter...............................................  $16.125   $5.875
Fourth quarter..............................................  $11.250   $8.250

     As of December 31, 1998, there were approximately 728 stockholders of record. The Company is engaged in a highly dynamic industry, which often results in significant volatility of the Company's Common Stock price.

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain its capital resources for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant. As long as any Series A Convertible Preferred Stock is outstanding, no dividend whatsoever may be declared or paid upon, nor shall any distribution be made upon any junior securities without written consent of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock, voting together as a class.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement. The second half will be funded upon registration of the underlying Common Stock. The Company has agreed to register the resale of the underlying Common Stock under the Securities Act of 1933. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. The investors also received warrants to purchase up to $7.5 million of additional Geron Common Stock at a price of $12.00 per share and will be issued identical warrants upon funding of the remaining $7.5 million of convertible debentures. The debentures and warrants were issued under a private placement in
Section 4(2) of the Securities Exchange Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                            1998          1997          1996       1995       1994
                                         -----------   -----------   ----------   -------   --------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues from collaborative
  agreements...........................  $     6,706   $     7,175   $    5,235   $ 5,490   $     --
License fees and royalties.............           91            78           58        --         --
Operating expenses:
Research and development...............       15,619        15,139       14,260    11,321      8,099
General and administrative.............        3,769         3,120        3,161     2,888      2,397
                                         -----------   -----------   ----------   -------   --------
          Total operating expenses.....       19,388        18,259       17,421    14,209     10,496
                                         -----------   -----------   ----------   -------   --------
Loss from operations...................      (12,591)      (11,006)     (12,128)   (8,719)   (10,496)
Interest and other income..............        2,666         1,757        1,826       919        638
Interest and other expense.............         (907)         (392)        (385)     (399)      (320)
                                         -----------   -----------   ----------   -------   --------
Net loss...............................  $   (10,832)  $    (9,641)  $  (10,687)  $(8,199)  $(10,178)
Accretion of premium on redemption of
  redeemable convertible preferred
  stock................................         (578)           --           --        --         --
                                         -----------   -----------   ----------   -------   --------
Net loss applicable to common
  stockholders.........................  $   (11,410)  $    (9,641)  $  (10,687)  $(8,199)  $(10,178)
                                         ===========   ===========   ==========   =======   ========
Basic and diluted net loss per share...  $     (1.00)  $     (0.91)  $    (2.23)  $ (9.77)  $ (18.08)
                                         ===========   ===========   ==========   =======   ========
Shares used in computing basic and
  diluted net loss per share...........   11,439,084    10,551,054    4,789,388   839,490    562,764
                                         ===========   ===========   ==========   =======   ========

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments............  $ 24,469    $ 21,597    $ 24,269    $ 15,553    $ 13,915
Working capital.....................    22,261      19,739      21,468      12,115      12,410
Total assets........................    44,456      26,056      28,788      19,749      17,072
Noncurrent portion of liabilities...     8,101       1,250       1,644       1,654       1,647
Redeemable convertible preferred
  stock.............................     3,610          --          --          --          --
Accumulated deficit.................   (57,520)    (46,110)    (36,469)    (25,782)    (17,583)
Total stockholders' equity..........    29,191      21,066      23,591      14,308      13,689

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

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a par value of $0.001 and a stated value of $1,000 per share resulting in proceeds of $15.0 million. The

Series A Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The premium on the Series A Preferred Stock is accreted and treated as a dividend. The premium has been accrued through December 31, 1998 with the offsetting charge recorded to accumulated deficit. The conversion price of the Series A Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. The Series A Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds.

     On November 6, 1998, 11,548 shares of Series A Preferred Stock were converted into 2,173,446 shares of Geron Common Stock. The number of shares of Common Stock issued in November 1998 met the maximum threshold of shares of Common Stock that can be issued without obtaining stockholder approval under NASD regulations. Because the Company had not obtained stockholder approval to issue additional shares of Common Stock as of December 31, 1998, the remaining 3,452 shares of Series A Preferred Stock (with a book value of $3.5 million) are redeemable at the option of the holders of the Series A Preferred Stock, have been reclassified as Redeemable Convertible Preferred Stock and are excluded from Stockholders' Equity. In addition, the 6% premium on the outstanding shares of Series A Preferred Stock will be accreted to the value of the outstanding Series A Preferred Stock.

     In accordance with the Stock Purchase Agreement with Pharmacia & Upjohn, S.p.A, in March 1998, Pharmacia & Upjohn purchased $4.0 million of Geron Common Stock, at a premium.

     On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement and the remaining $7.5 million will be funded upon the registration of the underlying Common Stock. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. In December 1998, the Company recorded approximately $562,000 in interest expense in connection with this financing for the difference between the fair market value of the Common Stock on the date of issuance and the conversion price of the debentures. An additional $562,000 in interest expense is expected to be recorded upon the funding of the remaining $7.5 million of convertible debentures in 1999.

     In connection with the issuance of the convertible debentures, the Company also issued warrants to purchase 625,000 shares of Common Stock at $12.00 per share. The warrants are exercisable at any time through June 2000. The value of the warrants was determined to be approximately $719,000. The proceeds of $7.5 million from the issuance of the debentures were allocated between the debentures and the warrants. The convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method. Warrants to purchase 625,000 additional shares of Common Stock at $12.00 per share will be issued upon the funding of the remaining $7.5 million of convertible debentures in 1999.

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

RESULTS OF OPERATIONS

  Revenues

     The Company recognized revenues of $6.7 million in fiscal 1998 compared to $7.2 million in fiscal 1997 and $5.2 million in fiscal 1996. Revenues in 1998 were research support payments under the Company's collaborative agreements with Pharmacia & Upjohn S.p.A ("Pharmacia & Upjohn") and Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"). Revenues in 1998 decreased from 1997 as a result of reduced research funding from Kyowa Hakko as contractually agreed. Revenues in 1997 also included a one-time payment by Boehringer Mannheim for reimbursement of past research efforts. Revenues in 1996 were research support payments from Kyowa Hakko. The Company recognizes revenue as the related research and development costs are incurred under the collaborative agreements. Annual funding payment of $1.0 million was received under the Kyowa Hakko agreement in fiscal 1998. Payments of $4.0 million each were received from Kyowa Hakko in fiscal 1997 and 1996, respectively. Funding payments totaling $5.0 million and $3.8 million were received under the Pharmacia & Upjohn agreement in fiscal 1998 and 1997, respectively. The Company expects to receive an aggregate of $5.0 million from the Pharmacia & Upjohn collaboration in 1999.

     The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. No license fee payments were received in 1998 or 1997. In fiscal 1998, the Company received $91,000 in royalties on the sale of diagnostic kits to the research-use-only market from Oncor (Intergen), Kyowa Medex, Boehringer Mannheim (Roche Diagnostics) and PharMingen compared to $78,000 received in fiscal 1997. In fiscal 1996, upon entering into a license and marketing agreement with Kyowa Medex, the Company received a $50,000 license fee payment from Kyowa Medex. In fiscal 1996, the Company received $8,000 in royalties from Oncor and Kyowa Medex.

  Research and Development Expenses

     Research and development expenses were $15.6 million, $15.1 million and $14.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 from 1997 was primarily a result of increased personnel costs of $500,000 for additional scientific staff. The increase in 1997 from 1996 was primarily due to increased costs for expanded patent related activities of $400,000 and increases in support of key outside collaborators of $400,000. The Company expects research and development expenses to increase significantly in the future as a result of continued development of its therapeutic and diagnostic programs.

  General and Administrative Expenses

     General and administrative expenses were $3.8 million, $3.1 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 from 1997 was primarily a result of increased personnel costs of approximately $420,000 for additional administrative personnel and bonus accruals. In addition, 1998 also experienced increases in public and investor relations expense of $80,000; legal, accounting and consulting fees of $90,000; supplies and expensed office equipment of $50,000 and other taxes and filing fees of $50,000. The slight decrease in 1997 from 1996 was the net effect of a decrease in personnel costs of $300,000 as a result of departures of administrative personnel and an increase in public and investor relations expense of $200,000.

  Interest and Other Income

     Interest income was $1.9 million, $1.4 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in 1998 and 1997 were due to higher average cash and investment balances as a result of the sale of debt and equity securities and research funding received under the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $734,000, $369,000 and $714,000 in research payments under government grants for the years ended December 31, 1998, 1997 and 1996, respectively. The Company does not expect income from government grants to substantially increase in the future.

  Interest and Other Expense

     Interest and other expense was $907,000, $392,000 and $385,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In December 1998, the Company recorded approximately $562,000 in interest expense in connection with the sale of convertible debentures, for the difference between the fair market value of the Common Stock on the date of issuance and the conversion price of the debentures. The convertible debentures, which are recorded at a discount, are being amortized to the redemption amount over the three year term using the interest method. The increase in 1997 was due to an increase in bank charges during the year as a result of higher cash and short-term investment balances. Interest and other expense in 1999 is expected to be consistent with 1998 as the Company expects to record an additional $562,000 in interest expense upon the funding of the remaining $7.5 million of convertible debentures in 1999.

  Net Loss

     Net losses were $10.8 million, $9.6 million and $10.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net loss for 1998 was primarily the result of increased operating expenses during the year and lower research support payments from Kyowa Hakko. The decrease in net loss for 1997 was the net result of increased revenue from research support payments from the Pharmacia & Upjohn, Kyowa Hakko and Boehringer Mannheim collaborative agreements which more than offset the increase in operating expenses during the year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at December 31, 1998 were $40.4 million compared to $21.6 million at December 31, 1997 and $24.3 million at December 31, 1996. It is the Company's investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The increase in cash, cash equivalents and investments in 1998 was the result of sale of convertible preferred stock in March 1998 and the sale of convertible debentures in December 1998. The decrease in cash, cash equivalents and investments in 1997 was the net result of increased operating expenses and increased research funding support payments during the year.

     Net cash used in operations was $7.8 million, $7.9 million and $9.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The slight decrease in net cash used in operations from 1997 to 1998 was the net result of increased non-cash expenses and an increase in operating expenses in 1998. The decrease in net cash used in operations from 1996 to 1997 was due to an increase in research support payments as a result of funding under the Pharmacia & Upjohn collaborative agreement entered into in 1997. The Company expects that its net cash used in operations may increase in 1999 due to increased research and development expenditures.

     The Company has funded its operations primarily through public and private debt and equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. In January 1997, Pharmacia & Upjohn made an initial equity investment of $2.0 million in Geron at a premium. In April 1997 and March 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million at each date) of Geron Common Stock at a premium. Research support payments from Kyowa Hakko expired in April 1998 as contractually agreed. Geron will have to expend its own funds to continue the research. The Company will seek additional funding through other strategic collaborations, public or private equity financing, or other financing sources.

     Cash provided by financing activities in 1998 also included net proceeds from the issuance of convertible preferred stock of $15.0 million and net proceeds of $7.5 million from the issuance of convertible debentures and warrants. On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. In November 1998, 11,548 shares of Series A Convertible Preferred Stock were converted into 2,173,446 shares of Geron Common Stock. The number of shares of Common Stock issued in November 1998 met the maximum threshold of shares of Common Stock that could be issued without obtaining stockholder approval under NASD regulations. Because the Company had not obtained stockholder approval to issue additional shares of Common Stock as of December 31, 1998, the remaining 3,452 shares of Series A Preferred Stock (with a book value of $3.5 million) are redeemable at the option of holders of Series A Preferred Stock, have been reclassified as Redeemable Convertible Preferred Stock and are excluded from Stockholders' Equity. In addition, the 6% premium on the outstanding shares of Series A Preferred Stock will be accreted to the value of the outstanding Series A Preferred Stock.

     On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement and the remaining $7.5 million will be funded upon the registration of the underlying Common Stock. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. In December 1998, the Company recorded approximately $562,000 in interest expense in connection with this financing for the difference between the fair market value of the Common Stock on the date of issuance and the conversion price of the debentures. An additional $562,000 in interest expense is expected to be recorded upon the funding of the remaining $7.5 million of convertible debentures in 1999.

     Through December 31, 1998, the Company had invested approximately $7.1 million in property and equipment, of which approximately $5.5 million was financed through equipment financing. Minimum annual payments due under the equipment financing facility are expected to total $913,000, $726,000, $374,000 and $200,000 in 1999, 2000, 2001 and 2002, respectively. As of December 31, 1998, the Company had approximately $2.3 million available for borrowing under its equipment financing facility. The drawdown period under the equipment financing facility expires on July 31, 1999. The Company intends to renew the commitment for a new equipment financing facility in 1999 to further fund purchases of equipment. If the Company is unable to renew the commitment, then the Company will need to expend its own resources.

     The Company maintains agreements with academic and research institutions to fund certain scientific research. Minimum annual payments due under these agreements are expected to total approximately $950,000 and $250,000 in 1999 and 2000, respectively. The Company intends to continue to maintain and develop relationships with academic and research institutions.

     The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, proceeds to be received under convertible debentures in 1999, interest income and equipment financing will be sufficient to fund its current and planned operations through the end of the year 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to purchase shares of our common stock.

     Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may, "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

OUR TECHNOLOGY IS NEW AND WE MAY NOT BE ABLE TO DEVELOP PRODUCTS SUCCESSFULLY.

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, and the study of embryonic stem cells are relatively new areas of research. While our development efforts are at different stages for different products, we cannot assure you that we will successfully develop any products or that we will not abandon some or all of our proposed research programs. In the long term, for any of our cancer treatments or other discoveries to be proven commercially viable, we will need to demonstrate to the health care community that the treatment or products are:

     - safe;

     - effective;

     - reliable; and

     - not subject to other problems that would affect commercial viability.

     If and when potential lead drug compounds or product candidates are identified through our research programs, they will require significant preclinical and clinical testing prior to regulatory approval in the United States and elsewhere. In addition, we will also need to determine whether any of these potential products can be manufactured in commercial quantities at an acceptable cost. Our efforts may not result in a product that can be marketed. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research programs to be successful, any program may be abandoned, even after significant resources have been expended.

  Our cancer treatment research may not result in commercially viable therapeutic products.

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. However, additional development efforts will be required before we select a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. We will have to conduct additional research before we can select a compound and we may never identify a compound that will enable us to fully develop a commercially viable treatment for cancer.

     If and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its safety or effectiveness that may prevent or limit its commercial use. In terms of safety, our discoveries may result in cancer treatment solutions that cause unacceptable side effects for the human body. Our discoveries may also not be as effective as is necessary to market a commercially viable product for the treatment of cancer. For example, we expect that telomerase inhibition may have delayed effectiveness as telomeres resume normal shortening. As a result, telomerase inhibition may need to be used in conjunction with other cancer therapies. Accordingly, it may become extremely difficult for us to proceed with preclinical and clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business would be materially and adversely affected.

  Our research related to the treatment of age-related degenerative diseases may not result in commercially viable therapeutic products.

     The research resulting from our telomerase activation and expression program has shown us that the activation of telomerase can extend cell lifespan in normal human cells. While telomere length and replicative capacity have been extended in laboratory studies, we may not discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use. We have yet to identify any lead compounds that have been demonstrated to modulate gene expression in human cells and we cannot guarantee that we will be able to discover or develop the necessary compound.

  Our cancer diagnostic program may not result in commercially viable clinical products.

     There is, as yet, insufficient clinical data to confirm the full utility of our proprietary telomerase detection technology to diagnose, prognose, monitor patient status and screen for cancer. Although Intergen, Roche Diagnostics, Kyowa Medex and PharMingen, our licensees, have begun to sell kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

 Our research related to embryonic stem and germ cells may not result in commercially viable clinical products.

     Our Embryonic Stem Cell Therapies program is also at an early stage. While human embryonic stem cells have been derived and allowed to expand and differentiate into numerous cell types, our efforts to direct differentiation of human embryonic stem cells and develop products from our research may not result in any commercial applications.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

     We have incurred net operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Research support payments under the agreement with Kyowa Hakko expired in April 1998. Research payments under the agreement with Pharmacia & Upjohn expire in January 2000. We are unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, and do not expect to receive significant revenues from the sale of research-use-only kits. Our ability to achieve profitability is dependent on our ability, alone or with others, to:

     - continue to have success with our research and development efforts;

     - select therapeutic compounds for development;

     - obtain the required regulatory approvals; and

     - manufacture and market resulting products.

     We cannot assure you when or if we will receive material revenues from product sales or achieve profitability. Failure to generate significant additional revenues and achieve profitability could impair our ability to sustain operations.

WE DEPEND ON OUR CURRENT COLLABORATIVE PARTNERS TO HELP US COMPLETE THE PROCESS OF DEVELOPING, TESTING AND COMMERCIALIZING OUR PRODUCTS.

     Our strategy for the development, clinical testing and commercialization of our products requires entering into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. We cannot assure you that our partners will cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to our research activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Our ability to successfully develop and commercialize telomerase inhibition products depends on our corporate partnerships with Kyowa Hakko and Pharmacia & Upjohn and our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate partnership with Roche Diagnostics. Under our collaborative agreements with these partners, we rely significantly on them, among other activities, to:

     - design and conduct advanced clinical trials;

     - fund research and development activities with us;

     - pay us fees upon the achievement of milestones; and

     - co-promote with us any commercial products that result from our collaborations.

     The development and commercialization of products from these collaborations will be delayed if Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics fail to conduct these collaborative activities in a timely manner or at all. In addition, Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics could terminate these agreements and we cannot assure you that we will receive any development or milestone payments. If we do not receive research funds or achieve milestones set forth in the agreements, or if Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics or any of our future partners breach or terminate collaborative agreements with us, our business may be damaged significantly.

     We are also, to a lesser extent, dependent upon collaborative partners other than Kyowa Hakko, Pharmacia & Upjohn and Roche Diagnostics. For example, we have entered into licensing arrangements with several diagnostic companies for our telomerase detection technology. However, because these licenses are limited to the research-use-only market, such arrangements are not expected to generate significant commercial revenues, if at all.

OUR ABILITY TO DEVELOP, MANUFACTURE AND MARKET PRODUCTS IS DEPENDENT UPON WHETHER WE ARE SUCCESSFUL IN ENTERING INTO ADDITIONAL COLLABORATIVE PARTNERSHIPS.

     We currently have no manufacturing infrastructure and no marketing or sales organization. As a result, we intend to rely almost entirely on our current and future collaborative partners for the manufacture of any product and the principal marketing and sales responsibilities for any such product. To the extent that we choose not to or are unable to establish such arrangements, we will require substantially greater capital to develop our own manufacturing, marketing and sales capabilities.

     We cannot assure you that we will be able to negotiate additional strategic arrangements in the future on acceptable terms, if at all, or that any potential strategic arrangement will be successful. In the absence of such arrangements, we may encounter significant delays in introducing any product or find that the research, development, manufacture, marketing or sale of any product is adversely affected. In the event we need to enter into strategic arrangements in the future, but are unable to do so, our business will be significantly and negatively impacted.

WE HAVE LIMITED CONTROL OVER THE RESEARCH ACTIVITIES OF OUR SCIENTIFIC ADVISORS ON WHICH WE RELY.

     We rely extensively and have relationships with scientific advisors at academic and other institutions, some of whom conduct research at our request. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these advisors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If our scientific advisors are unable or refuse to contribute to the development of any of our potential discoveries, our ability to generate significant advances in our technologies will be significantly harmed.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR DISCOVERIES.

  The sustainability of our business is dependent on our ability to protect our discoveries with patents and enforce our patents.

     Protection of our proprietary compounds and technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. We cannot assure you that we will continue to develop products or processes that are patentable or that patents will issue from any of the pending applications, including allowed patent applications. Further, we cannot assure you that our current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that our current or future patent rights will provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

     Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, we cannot assure you that the persons or entities that we or our licensors name as inventors in our patents and patent applications were the first to invent the inventions disclosed in the patent applications or patents, or file patent applications for these inventions. As a result, we may not be able to obtain patents from discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

     Patent prosecution or litigation may also be necessary to obtain patents, enforce any patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We cannot assure you that we would be successful in any patent prosecution or litigation. Patent prosecution and litigation in general can be extremely expensive and time consuming, even if the outcome is favorable to us. An adverse outcome in a patent prosecution, litigation or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using such technology.

  In the event that we are unsuccessful in obtaining and enforcing patents or otherwise protecting our discoveries, we will be dependent on our ability to develop alternative patentable technologies, avoid infringing on the patents of others, and license from others the patents that are necessary.

     Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. We cannot assure you that our technologies do not and will not infringe the patents or proprietary rights of others. In the event of such infringement, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain any such license or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our breach of an existing license or failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

     We cannot assure you that we will not be subject to claims or litigation as a result of entering into license agreements with third parties or infringing on the patents of others. For example, we signed a licensing and sponsored research agreement relating to our Embryonic Stem Cell Therapies program with The Johns Hopkins University School of Medicine in August 1997. Prior to signing this agreement, we had been informed by a third party that we and Johns Hopkins University would violate the rights of that third party and another academic institution in doing so. After a review of the correspondence with the third party and Johns Hopkins University, as well as related documents, including an issued U.S. patent, we believe that both we and Johns Hopkins University have substantial defenses to any claims that might be asserted by the third party. We have provided indemnification to Johns Hopkins University relating to such potential claims.

However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from our research programs. We cannot assure you that we would be successful if the matter is litigated. If the outcome of litigation is unfavorable to us, our business could be materially and adversely affected.

     Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard we cannot assure you that independent patents will issue from any of our patent applications, some of which include many interrelated applications directed to common or related subject matter. As a result, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to telomerase and telomere length technology and we may have to obtain licenses to use this technology. For example, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to our research, development and commercialization efforts. We may also become aware of discoveries and technology controlled by third parties that is advantageous to our other research programs. We cannot assure you that our discoveries and treatments can be further developed and commercialized without a license to these discoveries or technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop similar technology, and we may not be successful in this regard. If we cannot acquire or develop necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one of our competitors could acquire or license such technology. Any of these events could have a material adverse effect on our business.

  Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information.

     We rely extensively on trade secrets to protect our proprietary technology, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN.

     We will require substantial capital resources in order to conduct our operations and develop our products. Based on current projections, we estimate that our existing capital resources, payments under our agreement with Pharmacia & Upjohn, proceeds to be received under convertible debentures in 1999, interest income and equipment financing will be sufficient to fund our current and planned operations through the end of 2000. The timing and degree of any future capital requirements will depend on many factors, including:

     - the accuracy of the assumptions underlying our estimates for our capital needs in 1999 and beyond;

     - continued scientific progress in our research and development programs;

     - the magnitude and scope of our research and development programs;

     - our ability to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing;

     - our progress with preclinical and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

     - the potential for new technologies and products.

     We intend to acquire additional funding through strategic collaborations, public or private equity financings and capital lease transactions. Additional financing may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, each of which could have a material adverse effect on our business.

WE ARE IN A HIGHLY COMPETITIVE MARKET AND OUR COMPETITORS MAY DEVELOP ALTERNATIVE TECHNOLOGIES THAT MAY IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

     The pharmaceutical and biopharmaceutical industries are intensely competitive. We believe that other pharmaceutical and biopharmaceutical companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres, telomerase and stem cell technologies. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. The pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

     - research and development;

     - manufacturing;

     - preclinical and clinical testing;

     - obtaining regulatory approvals; and

     - marketing.

     Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. There is also competition for access to libraries of compounds to use for screening. Should we fail to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets, our business would be materially harmed. In addition to the above factors, we expect to face competition in the following areas:

     - product efficacy and safety;

     - the timing and scope of regulatory consents;

     - availability of resources;

     - reimbursement coverage;

     - price; and

     - patent position, including potentially dominant patent positions of others.

     As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than us. Most significantly, competitive products may render our products that we develop obsolete.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL.

     Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our scientific staff. The loss of any or all of these individuals could damage our business and might significantly delay or prevent the achievement of research, development or business objectives.

     We also rely on consultants and advisors, including the members of our Scientific Advisory Board, who assist us in formulating our research and development strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain such individuals on acceptable terms. Failure to do so would adversely affect our business.

THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF THE EMBRYONIC STEM CELL THERAPIES PROGRAM COULD PREVENT US FROM DEVELOPING COMMERCIALLY VIABLE PRODUCTS IN THIS AREA.

     Our Embryonic Stem Cell Therapies program involves the use of human embryonic stem and germ cells that would be derived from human embryonic or fetal tissue, respectively. The use of human embryonic stem and germ cells gives rise to ethical, legal and social issues regarding the appropriate utilization of these cells. In the event that our research related to human embryonic stem and germ cell therapies becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

     We have established an Ethics Advisory Board comprised of independent and recognized medical ethicists to advise us with respect to these issues. Indeed, the use of embryonic cells in scientific research is an issue of national interest. Many research institutions, including several of our scientific collaborators, have adopted policies regarding the ethical use of these types of human cells. These policies may have the effect of limiting the scope of research conducted in this area. The United States government currently does not fund research that involves the use of human embryonic cells or tissue and may in the future regulate or otherwise restrict its use. The Embryonic Stem Cell Therapies program would be significantly harmed if we are prevented from conducting research on these cells due to government regulation or otherwise.

OUR ABILITY TO EARN REVENUES FROM THE SALE OF MARKETABLE PRODUCTS IS PARTLY DEPENDENT ON THE SCOPE OF GOVERNMENT REGULATION AND OUR SUCCESS IN OBTAINING REGULATORY APPROVAL FOR OUR PRODUCTS.

  Our business is subject to intense government regulation and this regulation may significantly impact our ability to create and market commercially viable products.

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborative partners develop are subject to intense government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborative partners of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

     - manufacturing;

     - labeling;

     - selling;

     - distributing;

     - marketing;

     - advertising; and

     - promoting.

     We cannot assure you that we will be able to comply with these regulations for any of our potentially marketable products. To the extent that we are unable, our ability to earn revenues will be significantly and negatively impacted.

  The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources.

     Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products, including a telomerase inhibitor, are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in foreign countries. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources. See
"Business -- Government Regulation" in our 1998 Form 10-K for an extensive description of the approval steps for biopharmaceutical products.

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approval or clearance. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

     - significantly harm the marketing of any products that we or our collaborative partners develop;

     - impose costly procedures upon our activities or the activities of our collaborative partners;

     - diminish any competitive advantages that we or our collaborative partners may attain; or

     - adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the time and resources, both economic and otherwise, that are necessary, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, such approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

     - recall or seizure of products;

     - injunction against manufacture, distribution, sales and marketing; and

     - criminal prosecution.

     The imposition of any of these penalties could significantly impair our business.

THE SUCCESS OF OUR PRODUCTS IS DEPENDENT UPON THEIR ACCEPTANCE IN THE HEALTH CARE COMMUNITY.

     We cannot assure you that any products successfully developed by us or by our collaborative partners, if approved for marketing, will achieve market acceptance since physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

     - our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

     - our ability to create products that are superior to alternatives currently on the market;

     - our ability to establish in the medical community of the potential advantage of our treatments over alternative treatment methods; and

     - reimbursement policies of government and third-party payors.

     If the health care community does not accept our products for any of the foregoing reasons, our ability to generate revenues will be significantly impaired

HEALTH CARE REFORM MEASURES MAY NEGATIVELY IMPACT THIRD PARTY REIMBURSEMENT FOR OUR PRODUCTS AND PREVENT MARKET ACCEPTANCE OF OUR PRODUCTS.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. If we fail to generate adequate third party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment in product development.

     In both domestic and foreign markets, sales of our products, if any, will depend in part on the availability of reimbursement from third-party payors such as:

     - government health administration authorities;

     - private health insurers;

     - health maintenance organizations; and

     - pharmacy benefit management companies.

     Both federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care through various means. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and any of our potential products and treatments may ultimately not be considered cost effective by these third parties. Any of these initiatives or developments could negatively impact our business.

IMPROPER USE OF HAZARDOUS MATERIALS COULD RESULT IN SIGNIFICANT ECONOMIC PENALTIES AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we are subject to numerous environmental and safety laws and regulations. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with such laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, our use of these materials could be curtailed by state or federal authorities, and we could be held liable for any damages that result. Any such liability could materially adversely affect our business.

INSURANCE MAY NOT BE AVAILABLE TO COVER US IN THE EVENT THAT WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS.

     Although we believe that we do not currently have any exposure to product liability claims, our future business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We currently have no clinical trial liability insurance and we may not be able to obtain and maintain such insurance for any of our clinical trials. In addition, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

THE SUBSTANTIAL NUMBER OF SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND MAY RESULT IN SIGNIFICANT DILUTION TO OUR CURRENT STOCKHOLDERS.

     Sales of a substantial number of shares of our common stock in the public market following this offering could significantly and negatively affect the market price for our common stock. As of December 31, 1998, we had outstanding approximately 13,661,274 shares of common stock. We also have reserved 4,152,017 shares of common stock for issuance upon exercise of outstanding warrants and options that we issued to our employees and other entities.

     The conversion of the all the debentures and exercise of the all the warrants will result in our issuance of a minimum of 2,750,000 shares of common stock. If the series A debentures were converted on December 31, 1998, the series A debentures would be convertible into 750,000 shares of common stock. Similarly, the series B debentures will be convertible into 750,000 shares of common stock on their date of issuance if no adjustments in the conversion price have occurred before that date. If the series A warrants were exercised on December 31, 1998, the series A warrants would be exercisable into 625,000 shares of common stock. Similarly, the series B warrants would be exercisable into 625,000 shares of common stock on their date of issuance if no adjustments in the exercise price have occurred before that date. This number of shares could prove to be significantly greater, and you would be increasingly diluted, in the event that the conversion or exercise prices are reduced because we:

     - have a rights offering, or a similar offering of securities to all investors, at less than the conversion or exercise price per share respectively; or

     - issue common stock or securities convertible into common stock, other than related to our option plans or in connection with a strategic joint venture, at a price less than the conversion price per share.

     Additionally, one of our current strategic partners and shareholders, Pharmacia & Upjohn, has contractually agreed not to sell the 696,787 shares of common stock that it holds until April 2000, at which time these shares will be eligible for sale and freely transferable in the public market. We also continue to have 3,452 outstanding shares of our series A convertible preferred stock, which shares would be convertible into 380,026 shares of common stock as of December 31, 1998. In order for these shares to be converted, we would have to seek and obtain shareholder approval for the transaction or receive a waiver from the Nasdaq National Market.

     Current holders of our common stock will also be immediately and substantially diluted to the extent that the weighted average conversion and exercise price of the above-described convertible and exercisable securities is less than the price of our common stock on the date holders of these securities convert or exercise their convertible or exercisable securities.

OUR STOCK PRICE WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and your return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1998 and January 1999, our stock price traded as high as $24.50 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

     - depth of the market for the common stock;

     - the experimental nature of our prospective products;

     - fluctuations in our operating results;

     - market conditions relating to the biopharmaceutical and pharmaceutical industries;

     - any announcements of technological innovations, new commercial products or clinical progress or lack thereof by us, our collaborative partners or our competitors; or

     - announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations.

     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. Securities class action litigation has often been brought against companies, including many biotechnology companies, which then experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK.

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. In March 1998, the Board of Directors designated 15,000 shares as Series A preferred stock. As of December 31, 1998, the Board of Directors still has authority to designate and issue up to 2,985,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

PROVISIONS IN OUR CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US AND MAY PREVENT CHANGES IN MANAGEMENT.

     In addition to the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

     - prevent stockholders from taking actions by written consent;

     - require a staggered election of our board of directors; and

     - set forth procedures for nominating directors and submitting proposals for consideration at stockholders' meetings

     Provisions of Delaware law may also inhibit potential acquisition bids for us. For example, Delaware law prevents Delaware corporations, including us, from engaging in certain business combinations.

     Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

POTENTIAL YEAR 2000 PROBLEMS COULD ADVERSELY AFFECT OUR OPERATIONS.

     Potential year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or laboratory equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to:

     - process transactions;

     - send checks;

     - perform research and development activities; or

     - engage in similar normal business activities.

     Based on a recent assessment, we have determined that we will be required to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 and thereafter. These software programs include our accounting package and voicemail system. We presently believe that with modifications to existing software and conversions to new software, potential year 2000 problems will not pose significant operational problems for our computer systems. However, if such modifications and conversions are not made, or are not completed timely, potential year 2000 problems could have a significant and negative impact on our operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about Geron's market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The fair value of the Geron's investments in marketable securities at December 31, 1998 was $24.1 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

     Foreign Currency Exchange Risk. At this time, we participate in few foreign currency exchange activities, therefore, would not be subject to risk of gains or losses for changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying balance sheets of Geron Corporation at December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geron Corporation at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Palo Alto, California
February 12, 1999

                               GERON CORPORATION

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 16,360   $  4,122
  Short-term investments....................................     8,109     17,475
  Interest and other receivables............................       523        901
  Notes receivable from related parties.....................       138        330
  Other current assets......................................       685        651
                                                              --------   --------
          Total current assets..............................    25,815     23,479
Long-term investments.......................................    15,954         --
Notes receivable from related parties.......................       112         --
Property and equipment, net.................................     2,336      2,404
Deposits and other assets...................................       239        173
                                                              --------   --------
                                                              $ 44,456   $ 26,056
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,184   $    723
  Accrued compensation......................................       717        431
  Accrued liabilities.......................................       503        605
  Deferred revenue..........................................       244        975
  Current portion of capital lease obligations and equipment
     loans..................................................       906      1,006
                                                              --------   --------
          Total current liabilities.........................     3,554      3,740
Noncurrent portion of capital lease obligations and
  equipment loans...........................................     1,300      1,250
Convertible debentures......................................     6,801         --
Commitments
Redeemable convertible preferred stock, $0.001 par value;
  3,452 shares issued and outstanding in 1998 and none in
  1997 (liquidation preference of $3,610 at December 31,
  1998).....................................................     3,610         --
Stockholders' equity:
  Preferred stock, $0.001 par value; 3,000,000 shares
     authorized; 3,452 shares issued and outstanding in 1998
     and none in 1997.......................................        --         --
  Common stock, $0.001 par value; 25,000,000 shares
     authorized; 13,661,274 shares and 10,795,913 shares
     issued and outstanding in 1998 and 1997,
     respectively...........................................        13         11
  Additional paid-in-capital................................    88,055     67,879
  Notes receivable from stockholders........................        (4)        --
  Deferred compensation.....................................    (1,383)      (714)
  Accumulated deficit.......................................   (57,520)   (46,110)
  Accumulated other comprehensive income....................        30         --
                                                              --------   --------
          Total stockholders' equity........................    29,191     21,066
                                                              --------   --------
                                                              $ 44,456   $ 26,056
                                                              ========   ========

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       -----------    -----------    ----------
Revenues from collaborative agreements...............  $     6,706    $     7,175    $    5,235
License fees and royalties...........................           91             78            58
                                                       -----------    -----------    ----------
          Total revenues.............................        6,797          7,253         5,293
Operating expenses:
  Research and development...........................       15,619         15,139        14,260
  General and administrative.........................        3,769          3,120         3,161
                                                       -----------    -----------    ----------
          Total operating expenses...................       19,388         18,259        17,421
                                                       -----------    -----------    ----------
Loss from operations.................................      (12,591)       (11,006)      (12,128)
Interest and other income............................        2,666          1,757         1,826
Interest and other expense...........................         (907)          (392)         (385)
                                                       -----------    -----------    ----------
Net loss.............................................  $   (10,832)   $    (9,641)   $  (10,687)
Accretion of redemption value of redeemable
  convertible preferred stock........................         (578)            --            --
                                                       -----------    -----------    ----------
Net loss applicable to common stockholders...........  $   (11,410)   $    (9,641)   $  (10,687)
                                                       ===========    ===========    ==========
Basic and diluted net loss per share.................  $     (1.00)   $     (0.91)   $    (2.23)
Shares used in computing basic and diluted net loss
  per share..........................................   11,439,084     10,551,054     4,789,388
                                                       ===========    ===========    ==========

                            See accompanying notes.

                               GERON CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       NOTES
                                                                                                     RECEIVABLE
                                              PREFERRED STOCK        COMMON STOCK       ADDITIONAL      FROM      DEFERRED
                                            -------------------   -------------------    PAID-IN       STOCK-     COMPEN-
                                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      HOLDERS      SATION
                                            ----------   ------   ----------   ------   ----------   ----------   --------
Balances at December 31, 1995.............   6,071,390    $ 6        929,089    $ 1      $40,205       $(131)     $    --
Net loss..................................          --     --             --     --           --          --           --
Net change in unrealized gain (loss) on
  available-for-sale securities...........          --     --             --     --           --          --           --
Comprehensive loss........................
Issuance of preferred stock, net of
  issuance costs of $13...................     294,844     --             --     --        2,988          --           --
Issuance of common stock upon exercise of
  options, net............................          --     --        208,606     --          190          12           --
Issuance of common stock upon exercise of
  warrants................................          --     --         12,055     --           51          --           --
Issuance of preferred and common stock,
  net of issuance costs of $2,050, in
  connection with the Company's Initial
  Public Offering ("IPO").................     211,931      1      2,312,500      2       16,448          --           --
Conversion of preferred stock to common
  stock in connection with the Company's
  IPO.....................................  (6,578,165)    (7)     6,578,165      7           --          --           --
Deferred compensation related to certain
  options and stock purchase rights
  granted to employees and consultants....          --     --             --     --        1,292          --       (1,292)
Amortization of deferred compensation.....          --     --             --     --           --          --          289
                                            ----------    ---     ----------    ---      -------       -----      -------
Balances at December 31, 1996.............          --     --     10,040,415     10       61,174        (119)      (1,003)
Net loss..................................          --     --             --     --           --          --           --
Net change in unrealized gain (loss) on
  available-for-sale securities...........          --     --             --     --           --          --           --
Comprehensive loss........................
Issuance of common stock in connection
  with corporate collaboration, net of
  issuance costs of $9....................          --     --        441,685      1        5,991          --           --
Issuance of common stock in exchange for
  services................................          --     --          6,925     --           59          --           --
Issuance of common stock to certain
  research institutions...................          --     --          8,940     --           87          --           --
Issuance of common stock under employee
  stock plans.............................          --     --        297,948     --          568         119           --
Amortization of deferred compensation.....          --     --             --     --           --          --          289
                                            ----------    ---     ----------    ---      -------       -----      -------
Balances at December 31, 1997.............          --     --     10,795,913     11       67,879          --         (714)
Net loss..................................          --     --             --     --           --          --           --
Net change in unrealized gain (loss) on
  available-for-sale securities...........          --     --             --     --           --          --           --
Comprehensive loss........................
Issuance of common stock in connection
  with corporate collaboration............          --     --        255,102     --        4,000          --           --
Issuance of convertible preferred stock,
  net of issuance costs of $72. ..........      15,000     --             --     --       14,928          --           --
Beneficial conversion feature related to
  convertible debenture issued............          --     --             --     --          562          --           --
Issuance of warrants to purchase common
  stock in connection with convertible
  debenture financing.....................          --     --             --     --          719          --           --
Accretion of premium on redemption of
  convertible preferred stock.............          --     --             --     --          578          --           --
Conversion of convertible preferred stock
  into common stock.......................     (11,548)    --      2,173,446      2           (2)         --           --
Issuance of common stock in exchange for
  services................................          --     --         14,772     --          310          --           --
Issuance of common stock under employee
  stock plans.............................          --     --        422,041     --        1,399          (4)          --
Transfer remaining shares of convertible
  preferred stock to redeemable
  convertible preferred stock.............      (3,452)    --             --     --       (3,610)         --           --
Deferred compensation related to certain
  options granted to employees............          --     --             --     --        1,292          --       (1,292)
Amortization of deferred compensation.....          --     --             --     --           --          --          623
                                            ----------    ---     ----------    ---      -------       -----      -------
Balances at December 31, 1998.............          --    $--     13,661,274    $13      $88,055       $  (4)     $(1,383)
                                            ==========    ===     ==========    ===      =======       =====      =======

                                                         ACCUMU-
                                                       LATED OTHER
                                                       COMPREHEN-     TOTAL
                                            ACCUMU-       SIVE        STOCK-
                                             LATED       INCOME      HOLDERS'
                                            DEFICIT      (LOSS)       EQUITY
                                            --------   -----------   --------
Balances at December 31, 1995.............  $(25,782)     $  9       $ 14,308
Net loss..................................   (10,687)       --        (10,687)
Net change in unrealized gain (loss) on
  available-for-sale securities...........        --       (11)           (11)
                                                                     --------
Comprehensive loss........................                            (10,698)
Issuance of preferred stock, net of
  issuance costs of $13...................        --        --          2,988
Issuance of common stock upon exercise of
  options, net............................        --        --            202
Issuance of common stock upon exercise of
  warrants................................        --        --             51
Issuance of preferred and common stock,
  net of issuance costs of $2,050, in
  connection with the Company's Initial
  Public Offering ("IPO").................        --        --         16,451
Conversion of preferred stock to common
  stock in connection with the Company's
  IPO.....................................        --        --             --
Deferred compensation related to certain
  options and stock purchase rights
  granted to employees and consultants....        --        --             --
Amortization of deferred compensation.....        --        --            289
                                            --------      ----       --------
Balances at December 31, 1996.............   (36,469)       (2)        23,591
Net loss..................................    (9,641)       --         (9,641)
Net change in unrealized gain (loss) on
  available-for-sale securities...........        --         2              2
                                                                     --------
Comprehensive loss........................                             (9,639)
Issuance of common stock in connection
  with corporate collaboration, net of
  issuance costs of $9....................        --        --          5,992
Issuance of common stock in exchange for
  services................................        --        --             59
Issuance of common stock to certain
  research institutions...................        --        --             87
Issuance of common stock under employee
  stock plans.............................        --        --            687
Amortization of deferred compensation.....        --        --            289
                                            --------      ----       --------
Balances at December 31, 1997.............   (46,110)       --         21,066
Net loss..................................   (10,832)       --        (10,832)
Net change in unrealized gain (loss) on
  available-for-sale securities...........        --        30             30
                                                                     --------
Comprehensive loss........................                            (10,802)
                                                          ----
Issuance of common stock in connection
  with corporate collaboration............        --        --          4,000
Issuance of convertible preferred stock,
  net of issuance costs of $72. ..........        --        --         14,928
Beneficial conversion feature related to
  convertible debenture issued............        --        --            562
Issuance of warrants to purchase common
  stock in connection with convertible
  debenture financing.....................        --        --            719
Accretion of premium on redemption of
  convertible preferred stock.............      (578)       --             --
Conversion of convertible preferred stock
  into common stock.......................        --        --             --
Issuance of common stock in exchange for
  services................................        --        --            310
Issuance of common stock under employee
  stock plans.............................        --        --          1,395
Transfer remaining shares of convertible
  preferred stock to redeemable
  convertible preferred stock.............        --        --         (3,610)
Deferred compensation related to certain
  options granted to employees............        --        --             --
Amortization of deferred compensation.....        --        --            623
                                            --------      ----       --------
Balances at December 31, 1998.............  $(57,520)     $ 30       $ 29,191
                                            ========      ====       ========

                            See accompanying notes.

                               GERON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(10,832)   $(9,641)   $(10,687)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,122      1,277         947
  Interest arising from beneficial conversion feature.......       562         --          --
  Issuance of common and preferred stock in exchange for
     in-process technology, services rendered and research
     agreements.............................................       310        154          22
  Amortization of deferred compensation.....................       623        289         289
  Changes in assets and liabilities:
     Interest and other receivables.........................       378       (558)       (226)
     Other current assets...................................       (34)      (242)       (177)
     Notes receivable from related parties..................        80        294         193
     Deposits and other assets..............................       (66)         2         109
     Accounts payable.......................................       461        (71)        294
     Accrued compensation...................................       286       (359)        127
     Accrued liabilities....................................        52         24         495
     Deferred revenue.......................................      (731)       975      (1,335)
                                                              --------    -------    --------
Net cash used in operating activities.......................    (7,789)    (7,856)     (9,949)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (1,034)      (713)     (1,121)
Purchases of securities available-for-sale..................   (28,375)   (27,015)    (24,497)
Proceeds from maturities of securities available-for-sale...    21,817     21,454      15,585
                                                              --------    -------    --------
Net cash used in investing activities.......................    (7,592)    (6,274)    (10,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures and
  warrants..................................................     7,500         --          --
Proceeds from equipment loans...............................     1,034        671       1,171
Payments of obligations under capital leases and equipment
  loans.....................................................    (1,084)    (1,238)     (1,044)
Proceeds from issuance of preferred stock, net..............    14,928         --       2,966
Proceeds from issuance of common stock......................     5,241      6,462      16,704
                                                              --------    -------    --------
Net cash provided by financing activities...................    27,619      5,895      19,797
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........    12,238     (8,235)       (185)
Cash and cash equivalents at beginning of period............     4,122     12,357      12,542
                                                              --------    -------    --------
Cash and cash equivalents at end of period..................  $ 16,360    $ 4,122    $ 12,357
                                                              ========    =======    ========

                            See accompanying notes.

                               GERON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Geron Corporation ("Geron" or the "Company") was incorporated in the State of Delaware on November 29, 1990. Geron is a biopharmaceutical company focused on discovering and developing therapeutic and diagnostic products to treat cancer and other age-related degenerative diseases. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

  Net Loss Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"), which required the Company to simplify its calculation of earnings per share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to SFAS 128.

     Basic and diluted net loss per share for 1996 have also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of Common Stock and options and warrants to purchase shares of Common Stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83 are now excluded from the computation as their effect is antidilutive under SFAS 128.

     Pro forma basic and diluted net loss per share for 1996 has been computed as described above and also gives effect to the conversion of convertible Preferred Stock which automatically converted to common shares upon closing of the Company's initial public offering in 1996.

                               GERON CORPORATION

     A reconciliation of shares used in calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                            1998               1997               1996
                                                       ---------------    ---------------    --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net loss applicable to common stockholders...........    $   (11,410)       $    (9,641)       $  (10,687)
                                                         ===========        ===========        ==========
Basic and Diluted
Weighted average shares of Common Stock outstanding
  used in computing basic and diluted net loss per
  share..............................................     11,439,084         10,551,054         4,789,388
                                                         ===========        ===========        ==========
Basic and diluted net loss per share.................    $     (1.00)       $     (0.91)       $    (2.23)
                                                         ===========        ===========        ==========
Pro Forma Basic and Diluted
Shares used in computing basic and diluted net loss
  per share..........................................                                           4,789,388
Adjusted to reflect the effect of the assumed
  conversion of Preferred Stock from the date of
  issuance...........................................                                           3,707,841
                                                                                               ----------
Shares used in computing pro forma basic and diluted
  net loss per share.................................                                           8,497,229
                                                                                               ==========
Pro forma basic and diluted net loss per share.......                                          $    (1.26)
                                                                                               ==========

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 1,370,960, 936,782 and 823,214 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 1998, 1997 and 1996, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes revenue as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements, are recognized as revenue when received assuming the Company has no remaining obligations. Royalties are generally recognized upon receipt.

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the remaining term of the lease.

  Comprehensive Loss

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, ("SFAS 130"), "Reporting Comprehensive Income," in June 1997. SFAS 130 establishes

                               GERON CORPORATION
standards for reporting and display of comprehensive income (loss) and its components as part of the Company's full set of financial statements and is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS 130 in it fiscal year ended December 31, 1998.

  Other Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start-Up Activities," ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations. Geron will be required to implement SOP 98-5 for the year ending December 31, 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Geron currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on Geron's financial condition and results of operations.

  Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

 2. FINANCIAL INSTRUMENTS AND CREDIT RISK

  Cash Equivalents and Securities Available-for-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company's investments include corporate notes in U.S. corporations and municipal securities with maturities ranging from three to 21 months.

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

                               GERON CORPORATION

     The following is a summary of available-for-sale securities at December 31, 1998 and 1997:

                                                         ESTIMATED FAIR VALUE
                                                         --------------------
                                                          1998         1997
                                                         -------      -------
                                                            (IN THOUSANDS)
Included in cash and cash equivalents:
  Money market fund....................................  $13,595      $ 2,499
  Municipal note.......................................  $ 2,000           --
  Commercial paper.....................................       --          998
                                                         -------      -------
                                                         $15,595      $ 3,497
                                                         =======      =======
Short-term investments (due in less than 1 year):
  Municipal note.......................................  $    --      $ 2,000
  Corporate CD.........................................       --        1,000
  Corporate notes......................................    8,109       14,475
                                                         -------      -------
                                                         $ 8,109      $17,475
                                                         =======      =======
Long-term investments (due in 1 - 2 years):
  Corporate notes......................................  $15,954      $    --
                                                         =======      =======

     As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial.

  Other Assets

     The Company presently holds notes receivable of $250,000 ($330,000 in 1997) from employees of the Company. These notes, which in general bear no interest, are collateralized by certain personal assets of the employees and are being paid in a series of installments over four years ending December 31, 2002.

  Other Fair Value Disclosures

     At December 31, 1998, the fair value of the notes receivable from employees is $221,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     The fair value of the equipment loans approximates the carrying value of $2,068,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

 3. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Furniture and equipment..................................  $ 1,766    $ 1,537
Lab equipment............................................    3,383      2,963
Leasehold improvements...................................    1,992      1,621
                                                           -------    -------
                                                             7,141      6,121
Less accumulated depreciation and amortization...........   (4,805)    (3,717)
                                                           -------    -------
                                                           $ 2,336    $ 2,404
                                                           =======    =======

                               GERON CORPORATION

     Property and equipment at December 31, 1998 and 1997 includes assets under capitalized leases of approximately $2,882,000 and $3,465,000, respectively. Accumulated amortization related to leased assets was approximately $1,482,000 and $1,725,000 at December 31, 1998 and 1997, respectively.

 4. CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS

     The Company has lease and equipment loan credit lines available of $3,000,000 of which approximately $2,300,000 was unused and available at December 31, 1998. The drawdown period under the lease and equipment loan credit lines expires on July 31, 1999. The obligations under the equipment loans are secured by the equipment financed, bear interest at fixed rates of approximately 11% and are due in monthly installments through November 2002. Under the terms of the master lease agreement, ownership of the leased equipment will transfer to the Company at the end of the lease term.

     Future minimum lease payments under capital leases and principal payments on equipment loans are as follows:

                                                           CAPITAL    EQUIPMENT
                                                           LEASES       LOANS
                                                           -------    ---------
                                                              (IN THOUSANDS)
Years ending December 31:
  1999...................................................   $ 138      $  775
  2000...................................................       7         719
  2001...................................................      --         374
  2002...................................................      --         200
                                                            -----      ------
          Total minimum lease and principal payments,
            respectively.................................     145      $2,068
                                                                       ======
Amount representing interest.............................      (7)
                                                            -----
Present value of future lease payments...................     138
Current portion of capital lease obligations.............    (131)
                                                            -----
Noncurrent portion of capital lease obligations..........   $   7
                                                            =====

 5. OPERATING LEASE COMMITMENTS

     On March 25, 1996, the Company leased two facilities under two five-year noncancelable operating leases. Future minimum payments under noncancelable operating leases are approximately $641,000 in 1999, $666,000 in 2000, $693,000 in 2001 and $58,000 in 2002. The Company has the option to extend the term of both leases for two additional periods of two and one half years each. Rent expense under operating leases was approximately $637,000 and $581,000 for the years ended December 31, 1998 and 1997, respectively.

 6. CONVERTIBLE DEBENTURES

     On December 10, 1998, the Company entered into an agreement to sell $15,000,000 in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement and the remaining $7,500,000 will be funded upon the registration of the underlying Common Stock. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. In December 1998, the Company recorded approximately $562,000 in interest expense in connection with this financing for the difference between the fair market value of the Common Stock on the date of issuance and the conversion

                               GERON CORPORATION
price of the debentures. An additional $562,000 in interest expense is expected to be recorded upon the funding of the remaining $7,500,000 of convertible debentures in 1999.

     In connection with the issuance of the convertible debentures, the Company also issued warrants to purchase 625,000 shares of Common Stock at $12.00 per share. The warrants are exercisable at any time through June 2000. The value of the warrants was determined to be approximately $719,000. The proceeds of $7,500,000 from the issuance of the debentures were allocated between the debentures and the warrants. The convertible debentures, which are recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method. Warrants to purchase an additional 625,000 shares with the same terms will be issued upon funding of the remaining $7,500,000 of convertible debentures.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a par value of $0.001 and a stated value of $1,000 per share resulting in proceeds of $15,000,000. The Series A Preferred Stock is convertible into the number of shares of Common Stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The premium on the Series A Preferred Stock is accreted and treated as a dividend. The premium has been accrued through December 31, 1998 with the offsetting charge recorded to accumulated deficit. The conversion price of the Series A Preferred Stock is based on the market price of the Common Stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. The Series A Preferred Stock is subject to redemption at the Company's option if the market price of the Common Stock exceeds or falls below certain thresholds.

     On November 6, 1998, 11,548 shares of Series A Preferred Stock were converted into 2,173,446 shares of Common Stock. The number of shares of Common Stock issued in November 1998 met the maximum threshold of shares of Common Stock that could be issued without obtaining stockholder approval under NASD regulations. Because the Company has not obtained stockholder approval to issue additional shares of Common Stock as of December 31, 1998, the remaining 3,452 shares of Series A Preferred Stock (with a book value of $3,452,000) are now redeemable at the option of the holders of Series A Preferred Stock, have been reclassified as Redeemable Convertible Preferred Stock and are excluded from Stockholders' Equity. In addition, the 6% premium on the outstanding shares of Series A Preferred Stock will be accreted to the value of the outstanding Series A Preferred Stock.

     The holders of Series A Preferred Stock have no voting power and are not entitled to receive any dividends. As long as the Series A Preferred Stock is outstanding, no dividends may be declared or paid upon, nor shall any distribution be made upon any junior securities without written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, voting together as a class.

 8. STOCKHOLDERS' EQUITY

  Capital Stock

     On July 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock at $8.00 per share. In addition to and in conjunction with the offering, Kyowa Hakko Kogyo Co., Ltd. purchased 312,500 shares of Common Stock at $8.00 per share. The total net proceeds from the initial public offering and the Kyowa Hakko stock purchase were approximately $16.7 million. Concurrent with the closing of the offering, all the outstanding shares of Preferred Stock converted to Common Stock at various ratios. Additional shares of Preferred Stock were issued upon conversion to Common Stock in accordance with certain anti-dilution provisions.

     In July 1996, the Company effected a 1-for-3.4 reverse stock split. All share and per share amounts have been adjusted to reflect this stock split retroactively.

                               GERON CORPORATION

  Warrants

     In December 1998, in connection with the sale of convertible debentures to three institutional investors, the Company issued warrants to purchase 625,000 shares of Common Stock at $12.00 per share. The warrants are exercisable at any time through June 2000. The value of these warrants in connection with the financing was determined to be approximately $719,000. Warrants to purchase an additional 625,000 shares with the same terms will be issued upon the funding of the remaining $7,500,000 of convertible debentures.

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

  1992 Stock Option Plan

     The Company administers the 1992 Stock Option Plan (the "Plan"). The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1998, the Company had reserved 4,271,137 shares of Common Stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value on the date of grant. If, at the time the Company grants an option the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of Common Stock generally vest over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Options granted under the Plan prior to July 1996 (the date of the Company's initial public offering) are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. In 1998 and 1997, the Company repurchased none and 18,737 shares, respectively, in accordance with these repurchase rights. As of December 31, 1998, 9,717 shares remained subject to repurchase.

     On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase Common Stock of the Company under the Company's 1992 Stock Option Plan with exercise prices in excess of the closing price of the Company's Common Stock on September 17, 1998 of $4.75 the option to exchange all such options for new incentive and/or nonstatutory stock options. Each such new incentive and/or nonstatutory stock option was on the same terms as the surrendered option, except that (i) the exercise price was equal to the closing price of the Company's Common Stock as reported on September 17, 1998 of $4.75, (ii) the vesting period of each exchanged option as set forth in the applicable stock option agreement was extended for one year beginning from the original vesting commencement date,
(iii) no exchanged option could be exercised or sold by the optionee prior to September 18, 1999, except due to the involuntary termination of the employee by the Company or his or her death or permanent disability, and (iv) options so exchanged were exchanged for the maximum number of incentive stock options permitted under applicable rules and regulations. In connection with this option exchange program, options to purchase 1,148,224 shares of Common Stock were cancelled and regranted. In addition, the Company recorded deferred compensation of approximately $1,300,000 and recognized approximately $334,000 in compensation

                               GERON CORPORATION
expense in 1998. The remaining deferred compensation is being amortized over the remaining vesting term of the options.

  Directors' Option Plan

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of Common Stock for issuance thereunder. As of December 31, 1998, 125,000 options have been granted under the Directors' Option Plan.

     Aggregate option activity for the 1992 Stock Option Plan and Directors' Stock Option Plan is as follows:

                                                                      OUTSTANDING OPTIONS
                                              SHARES     ---------------------------------------------
                                            AVAILABLE    NUMBER OF      PRICE PER     WEIGHTED AVERAGE
                                            FOR GRANT      SHARES         SHARE        EXERCISE PRICE
                                            ----------   ----------   -------------   ----------------
Balance at December 31, 1995..............     261,333    1,067,649   $0.34 - $ 0.82       $ 0.77
  Additional shares authorized............   1,073,529           --   $     --             $   --
  Options granted.........................    (841,068)     841,068   $1.02 - $ 8.75       $ 4.09
  Options exercised.......................          --     (212,579)  $0.34 - $ 8.00       $ 0.90
  Options canceled........................     137,237     (137,237)  $0.34 - $ 8.00       $ 1.79
                                            ----------   ----------
Balance at December 31, 1996..............     631,031    1,558,901   $0.34 - $ 8.75       $ 2.45
  Additional shares authorized............   1,000,808           --   $     --             $   --
  Options granted.........................  (1,491,830)   1,491,830   $6.75 - $17.00       $11.07
  Options exercised.......................          --     (292,904)  $0.34 - $12.75       $ 1.54
  Options canceled........................     332,036     (332,036)  $0.34 - $12.75       $ 8.70
                                            ----------   ----------
Balance at December 31, 1997..............     472,045    2,425,791   $0.34 - $17.00       $ 6.98
  Additional shares authorized............     715,918           --   $     --             $   --
  Options granted.........................  (2,008,822)   2,008,822   $4.56 - $13.75       $ 5.79
  Options exercised.......................          --     (415,106)  $0.34 - $13.75       $ 3.44
  Options canceled........................   1,367,588   (1,367,588)  $0.78 - $13.25       $10.29
                                            ----------   ----------
Balance at December 31, 1998..............     546,729    2,651,919   $0.34 - $17.00       $ 4.92
                                            ==========   ==========

                                                                      OPTIONS OUTSTANDING
                                                         ---------------------------------------------
                                                                                      WEIGHTED AVERAGE
                                                                        WEIGHTED         REMAINING
                    EXERCISE PRICE                                      AVERAGE       CONTRACTUAL LIFE
                         RANGE                            NUMBER     EXERCISE PRICE      (IN YEARS)
                    --------------                       ---------   --------------   ----------------
$0.34 - $ 1.02.........................................    266,178       $ 0.81             5.98
$2.04 - $ 4.63.........................................    694,435       $ 3.51             8.70
$4.75 - $ 4.81.........................................  1,232,074       $ 4.75             9.39
$5.95 - $ 9.63.........................................    283,159       $ 8.40             8.51
$9.69 - $17.00.........................................    176,073       $12.26             8.61
                                                         ---------
$0.34 - $17.00.........................................  2,651,919       $ 4.92             8.72
                                                         =========

     As of December 31, 1998 and 1997, there were 762,038 and 1,229,900 exercisable options outstanding at a weighted average exercise price of $3.20 and $3.44, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the related Interpretations in accounting for its employee stock options and options granted to non-employee directors because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," requires use of option pricing valuation models that were not

                               GERON CORPORATION
developed for use in valuing employee stock options and options granted to non-employee directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.25% to 5.62%, 5.79% to 6.85% and 5.68% to 6.70% for 1998, 1997 and 1996 respectively; a dividend yield of 0.0% for 1998, 1997 and 1996; a volatility factor of the expected market price of the Company's Common Stock of 1.078 for 1998, 1.1 for 1997 and 0.7 for 1996; and a weighted average expected life of the options of 5 years for 1998, 1997 and 1996.

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's Common Stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 60-month period. Deferred compensation expense recognized in 1998, 1997 and 1996 related to these options grants totaled $289,000.

     The weighted average fair value of options granted during 1998, 1997 and 1996 with an exercise price below the fair market value of the Company's Common Stock on the date of grant was $3.79, $6.69 and $2.84, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant was $5.81, $7.65 and $3.03, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 with an exercise price greater than the fair market value of the Company's Common Stock on the date of grant was $0.11, none and $0.20, respectively.

     The Company grants options to consultants from time to time in exchange for services performed for the Company. In general, these options vest over the contractual period of the consulting arrangement. In 1998, the Company granted options to consultants to purchase 26,550 shares of the Company's Common Stock. The fair value of these option grants was determined to be approximately $197,000 and is being amortized to expense over the vesting term of the options. In addition, the Company will record any additional increase in the value of the option grants as the options vest. In 1997, the Company granted options to consultants to purchase 55,288 shares of the Company's Common Stock. The amortized fair value of these options was determined to be immaterial in 1997.

     The Company also grants stock to consultants and research institutions in exchange for services performed for the Company. In 1998 and 1997, the Company issued 4,772 and 15,865 shares of Common Stock, respectively, in exchange for services. For these stock grants, the Company recognized an expense equal to the fair market value of the granted shares on the date of grant. In 1998 and 1997, the Company recognized approximately $172,000 and $146,000 of research and development expenses in connection with stock grants to consultants and research institutions.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss applicable to common stockholders...............     $(11,410)      $ (9,641)      $(10,687)
Pro forma net loss.......................................     $(15,198)      $(11,325)      $(11,142)
Basic and diluted net loss per share as reported.........     $  (1.00)      $  (0.91)      $  (2.23)
Basic and diluted pro forma net loss per share...........     $  (1.33)      $  (1.07)      $  (2.33)

                               GERON CORPORATION

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years. Pro forma net loss for the year ended December 31, 1998 reflects expense for four years' vesting while pro forma data for 1999 will reflect compensation expense for five years' vesting of outstanding stock options.

  Employee Stock Purchase Plan

     In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 300,000 shares of Common Stock for issuance thereunder. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 35% of the eligible employees have participated in the Purchase Plan. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan. Approximately, 54,000 and 33,000 shares have been issued under the Purchase Plan as of December 31, 1998 and 1997, respectively. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions: risk-free interest rates ranging from 4.58% to 5.51% and 5.62% to 5.68% for 1998 and 1997, respectively; a dividend yield of 0.0% for 1998 and 1997; a volatility factor of the expected market price of the Company's Common Stock of 1.078 and 1.1 for 1998 and 1997, respectively; and an expected life of the purchase right of 6 months for 1998 and 1997. Based upon these assumptions, the pro forma compensation cost estimated for the fair value of the employees' purchase rights was approximately $136,000 and $42,000 for 1998 and 1997, respectively and has been included in the above pro forma information. There were no shares issued under the Purchase Plan in 1996.

     At December 31, 1998, 4,152,017 shares of Common Stock are reserved for issuance upon exercise of options currently outstanding and options available for grant under the 1992 Stock Option Plan, 1996 Directors' Option Plan, 1996 Employee Stock Purchase Plan and exercise of warrants.

 9. COLLABORATIVE AGREEMENTS

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

                               GERON CORPORATION

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn will provide $15.0 million of research funding over three years. In addition, the Company is entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Further, the Company has an option to exercise co-promotion rights in the United States. The companies also signed a Stock Purchase Agreement providing for an initial equity investment of $2.0 million in Geron by Pharmacia & Upjohn, at a premium, which was completed in January 1997. In addition on April 25, 1997 and March 27, 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million on each date) of Geron Common Stock at a premium. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans. This collaboration with Pharmacia & Upjohn has recently been enhanced by accessing the high throughput screening capabilities and the two million compound library of Pharmacopoeia, Incorporated ("Pharmacopoeia") via an alliance between Pharmacia & Upjohn and Pharmacopoeia which includes telomerase inhibition.

     In March 1997, the Company entered into a three-way agreement with Pharmacia & Upjohn and Kyowa Hakko to clarify the rights and obligations of the parties under the two existing agreements and formalize a high level of cooperation among all of the parties. These rights include coordination of research and development, licensing of technology, manufacturing, disclosure of know-how and co-marketing and co-promotion of products. Under the three-way collaboration, the original individual agreements between the Company and Kyowa Hakko and the Company and Pharmacia & Upjohn remain intact.

     Costs associated with research and development activities attributable to the above agreements approximate revenue recognized. Under these agreements, revenues of approximately $6,700,000, $6,700,000 and $5,200,000 were recognized in 1998, 1997 and 1996, respectively. No milestone payments have been received or earned to date.

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. In accordance with the agreement, the Company received a $500,000 research reimbursement payment in January 1998.

10. INCOME TAXES

     As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $52,800,000 and $5,300,000, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2006 through 2018, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 1997 through 2002.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                               GERON CORPORATION

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Net operating loss carryforwards.........................  $18,300    $14,500
Research credits (expiring 2007 - 2011)..................    3,500      2,600
Capitalized research and development.....................    2,400      1,000
Other -- net.............................................      100      1,200
                                                           -------    -------
          Total deferred tax assets......................   24,300     19,300
Valuation allowance for deferred tax assets..............  (24,300)   (19,300)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $4,400,000 and $4,100,000 during the years ended December 31, 1997 and 1996, respectively.

     Approximately $800,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11. IMPACT OF YEAR 2000 (UNAUDITED)

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

     Based on a recent assessment, the Company has determined that it will be required to modify or replace certain portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. These software programs include the Company's accounting package and voicemail system. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers, service providers and corporate partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimated time to complete include the estimated costs and time associated with the impact of third party Year 2000 issues and is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be upgraded or converted and would not have an adverse effect on the Company's systems. Such suppliers, service providers and corporate partners include the Company's payroll service provider, local financial institutions and website maintenance organization.

     The Company will utilize both internal and external resources to replace and test software for Year 2000 modifications. Approximately half of the Company's Year 2000 (Y2K) scheduled work is complete. The remaining work is scheduled to be completed by the end of the second quarter of 1999, which is prior to any

                               GERON CORPORATION
anticipated impact on its operating systems. The Y2K project phases include: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans. An inventory of business critical financial, informational and operational systems, including laboratory equipment, has been completed. Compliance analysis is approximately 80% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 75% complete. Testing of business critical application programs is 75% complete. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

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

     Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software and third party hardware that contains embedded software. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water, transport, Internet services, etc.). The Company is in the process of implementing action plans for the remediation of high risk areas and is scheduled to implement remediation plans for medium to low risk areas during the remainder of fiscal 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, finding alternate vendors for supplies and equipment as well as substitution of systems, if necessary.

12. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in its fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or

                               GERON CORPORATION
decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for the treatment of cancer and other age-related degenerative diseases. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

13. STATEMENT OF CASH FLOWS DATA

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997     1996
                                                           -------    ----    -------
                                                                 (IN THOUSANDS)
Supplementary information
Interest paid............................................  $   246    $332    $   337
Supplementary investing and financing activities
Equipment acquired under capital leases..................  $    --    $ --    $    48
Common stock issued under purchase plan..................  $   154    $209    $    --
Notes receivable from stockholders.......................  $    (4)   $ --    $   (12)
Valuation of warrants issued with convertible
  debentures.............................................  $   719    $ --    $    --
Accretion of premium on convertible preferred stock......  $  (578)   $ --    $    --
Redeemable convertible preferred stock...................  $ 3,610    $ --    $    --
Deferred compensation related to options granted.........  $(1,292)   $ --    $(1,292)
Net unrealized gain (loss) on available-for-sale
  securities.............................................  $    30    $  2    $   (11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors

     The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 28, 1999, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     Included in Part II of this Report:

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........     39
Balance Sheets -- December 31, 1998 and 1997................     40
Statements of Operations -- Years ended December 31, 1998,
  1997 and 1996.............................................     41
Statement of Stockholders' Equity -- Three years ended
  December 31, 1998.........................................     42
Statements of Cash Flows -- Years ended December 31, 1998,
  1997 and 1996.............................................     43
Notes to Financial Statements...............................     44

(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 14(a)(1).

(3) EXHIBITS.

   EXHIBIT
    NUMBER                                DESCRIPTION
--------------                            -----------
 3.1***           Amended and Restated Certificate of Incorporation of
                  Registrant
 3.2****          Bylaws of Registrant
 3.3******        Certificate of Designations, Preferences, and Rights of
                  Series A Preferred Stock
 4.1**            Form of Common Stock Certificate
10.1**            Form of Indemnification Agreement
10.2**            1992 Stock Option Plan
10.3**            1996 Employee Stock Purchase Plan
10.4**            1996 Directors' Stock Option Plan
10.5**            Investors' Rights Agreement dated November 10, 1995 among
                  the Registrant and certain security holders of the
                  Registrant
10.6+**           Agreement with Respect to Option dated August 31, 1992
                  between the Registrant and Cold Spring Harbor Laboratory and
                  Amendments No. 1 and 2 thereto dated May 3, 1993 and January
                  1994
10.7+**           Patent License Agreement dated September 8, 1992 between the
                  Registrant and University of Texas Southwestern Medical
                  Center at Dallas
10.8+**           Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
                  Medical Center at Dallas
10.9+**           Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
                  California
10.10+**          License and Research Collaboration Agreement dated April 24,
                  1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated July 15, 1995
10.11+**          Standard Nonexclusive License Agreement dated January 1,
                  1996 between the Registrant and Wisconsin Alumni Research
                  Foundation
10.12**           Business Park Lease dated March 25, 1996 between the
                  Registrant and David D. Bohannon Organization
10.13**           Business Park Lease dated January 20, 1993 between the
                  Registrant and David D. Bohannon Organization and Amendments
                  Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
                  1994 and March 25, 1996, respectively
10.14**           Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15**           Master Lease Agreement dated January 5, 1993 between the
                  Registrant and Lease Management Services, Inc.
10.16**           Note Secured by Stock Pledge Agreement dated July 7, 1993
                  between the Registrant and Michael West and Amendment
                  thereto dated May 20, 1996
10.19**           Note Secured by Second Deed of Trust dated May 20, 1993
                  between the Registrant and Jeryl Lynn Hilleman and Amendment thereto dated May 20, 1996
10.20**           Note Secured by Second Deed of Trust dated December 1993
                  between the Registrant and Calvin B. Harley
10.21**           Note Secured by Second Deed of Trust dated September 30,
                  1995 between the Registrant and David L. Greenwood
10.22**           Note Secured by Second Deed of Trust dated September 30,
                  1995 between the Registrant and David L. Greenwood

   EXHIBIT
    NUMBER                                DESCRIPTION
--------------                            -----------
10.23**           Common Stock Warrant dated May 4, 1994, issued by the
                  Registrant to Cold Spring Harbor Laboratory
10.24**           Series C Preferred Stock Purchase Warrants issued to certain investors on June 29, 1994
10.25*            Common Stock Purchase Agreement dated December 20, 1996
                  between the Registrant and Pharmacia & Upjohn S.p.A.
10.26+*****       License and Research Collaboration Agreement dated March 23,
                  1997 between
                  Registrant and Pharmacia & Upjohn S.p.A.
10.27+*****       Amendment No. 2 to License and Research Collaboration
                  Agreement dated April 24, 1995 between Registrant and Kyowa
                  Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28+*****       Three Party Agreement dated March 23, 1997 by and among
                  Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
                  Upjohn S.p.A.
10.29+*****       Common Stock Purchase Agreement dated March 23, 1997 between
                  Registrant and Pharmacia & Upjohn S.p.A.
10.30+*****       Intellectual Property License Agreement dated December 9,
                  1996 between Registrant and University Technology
                  Corporation
10.31*****        Second Amendment to Note Secured by Second Deed of Trust
                  with Hilleman
10.32*****        Second Amendment to Note Secured by Stock Pledge Agreement
                  with West
10.33*****        First Amendment to Note Secured by Deed of Trust with Harley
10.34*****        Note Secured by Second Deed of Trust with Greenwood
10.35+******      License Agreement dated August 1, 1997 between Registrant
                  and The Johns Hopkins University
10.36+******      Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37+@           License, Product Development, and Marketing Agreement by and
                  between Registrant and Boehringer Mannheim, GmbH
10.38*******      Securities Purchase Agreement dated as of March 27, 1998
                  between Registrant and Certain Investors
10.39*******      Registration Rights Agreement dated as of March 27, 1998
                  between Registrant and Certain Investors
10.40********     Securities Purchase Agreement dated as of December 10, 1998 among Geron Corporation and certain investors
10.41********     Registration Rights Agreement dated as of December 10, 1998 among Geron Corporation and certain investors
23.1              Consent of Ernst & Young LLP, Independent Auditors
24.1              Power of Attorney (see signature page)
27.1              Financial Data Schedule
99.1+             Form of Debenture
99.2#             Form of Warrant

---------------
+ Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January 24, 1997.

** Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

*** Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

**** Incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

***** Incorporated by reference to identically numbers exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

****** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

******* Incorporated by reference to identically numbered exhibits filed with Registrants' Registration Statement on Form S-3 which became effective on July 17, 1998.

******** Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on December 17, 1998.

+ Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 17, 1998.

# Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 17, 1998.

@ Incorporated by reference to identically numbered exhibit of the Registrant's Form 10-K filed on March 31, 1998.

(b) REPORTS ON FORM 8-K.

     (i) The Company filed the following reports on Form 8-K relating to the issuance of convertible debentures:

       Form 8-K
        Report Date: December 10, 1998
        Filing Date: December 17, 1998
        Item 5: Other Events
        Item 7(c): Exhibits

(c) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 16th day of March, 1999.

                                          GERON CORPORATION

                                          By:     /s/ RONALD W. EASTMAN
                                            ------------------------------------
                                                     Ronald W. Eastman
                                               President and Chief Executive
                                                           Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                 /s/ RONALD W. EASTMAN                     President, Chief Executive    March 16, 1999
--------------------------------------------------------      Officer and Director
                   Ronald W. Eastman                      (Principal Executive Officer)

                 /s/ DAVID L. GREENWOOD                   Chief Financial Officer, Vice  March 16, 1999
--------------------------------------------------------     President of Corporate
                   David L. Greenwood                      Development, Treasurer and
                                                              Secretary (Principal
                                                            Financial and Accounting
                                                                    Officer)

                /s/ ALEXANDER E. BARKAS                             Director             March 16, 1999
--------------------------------------------------------
                  Alexander E. Barkas

                 /s/ EDWARD V. FRITZKY                              Director             March 16, 1999
--------------------------------------------------------
                   Edward V. Fritzky

                  /s/ THOMAS D. KILEY                               Director             March 16, 1999
--------------------------------------------------------
                    Thomas D. Kiley

                    /s/ GARY L. NEIL                                Director             March 16, 1999
--------------------------------------------------------
                      Gary L. Neil

                  /s/ ROBERT B. STEIN                               Director             March 16, 1999
--------------------------------------------------------
                    Robert B. Stein

                   /s/ JOHN P. WALKER                               Director             March 16, 1999
--------------------------------------------------------
                     John P. Walker

                                 EXHIBIT INDEX

   EXHIBIT                             DESCRIPTION
   -------                             -----------
 3.1***        Amended and Restated Certificate of Incorporation of
               Registrant
 3.2****       Bylaws of Registrant
 3.3******     Certificate of Designations, Preferences, and Rights of
               Series A Preferred Stock
 4.1**         Form of Common Stock Certificate
10.1**         Form of Indemnification Agreement
10.2**         1992 Stock Option Plan
10.3**         1996 Employee Stock Purchase Plan
10.4**         1996 Directors' Stock Option Plan
10.5**         Investors' Rights Agreement dated November 10, 1995 among
               the Registrant and certain security holders of the
               Registrant
10.6+**        Agreement with Respect to Option dated August 31, 1992
               between the Registrant and Cold Spring Harbor Laboratory and
               Amendments No. 1 and 2 thereto dated May 3, 1993 and January
               1994
10.7+**        Patent License Agreement dated September 8, 1992 between the
               Registrant and University of Texas Southwestern Medical
               Center at Dallas
10.8+**        Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
               Medical Center at Dallas
10.9+**        Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
               California
10.10+**       License and Research Collaboration Agreement dated April 24,
               1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated July 15, 1995
10.11+**       Standard Nonexclusive License Agreement dated January 1,
               1996 between the Registrant and Wisconsin Alumni Research
               Foundation
10.12**        Business Park Lease dated March 25, 1996 between the
               Registrant and David D. Bohannon Organization
10.13**        Business Park Lease dated January 20, 1993 between the
               Registrant and David D. Bohannon Organization and Amendments
               Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
               1994 and March 25, 1996, respectively
10.14**        Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15**        Master Lease Agreement dated January 5, 1993 between the
               Registrant and Lease Management Services, Inc.
10.16**        Note Secured by Stock Pledge Agreement dated July 7, 1993
               between the Registrant and Michael West and Amendment
               thereto dated May 20, 1996
10.19**        Note Secured by Second Deed of Trust dated May 20, 1993
               between the Registrant and Jeryl Lynn Hilleman and Amendment thereto dated May 20, 1996
10.20**        Note Secured by Second Deed of Trust dated December 1993
               between the Registrant and Calvin B. Harley
10.21**        Note Secured by Second Deed of Trust dated September 30,
               1995 between the Registrant and David L. Greenwood
10.22**        Note Secured by Second Deed of Trust dated September 30,
               1995 between the Registrant and David L. Greenwood

   EXHIBIT                             DESCRIPTION
   -------                             -----------
10.23**        Common Stock Warrant dated May 4, 1994, issued by the
               Registrant to Cold Spring Harbor Laboratory
10.24**        Series C Preferred Stock Purchase Warrants issued to certain investors on June 29, 1994
10.25*         Common Stock Purchase Agreement dated December 20, 1996
               between the Registrant and Pharmacia & Upjohn S.p.A.
10.26+*****    License and Research Collaboration Agreement dated March 23,
               1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27+*****    Amendment No. 2 to License and Research Collaboration
               Agreement dated April 24, 1995 between Registrant and Kyowa
               Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28+*****    Three Party Agreement dated March 23, 1997 by and among
               Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
               Upjohn S.p.A.
10.29+*****    Common Stock Purchase Agreement dated March 23, 1997 between
               Registrant and Pharmacia & Upjohn S.p.A.
10.30+*****    Intellectual Property License Agreement dated December 9,
               1996 between Registrant and University Technology
               Corporation
10.31*****     Second Amendment to Note Secured by Second Deed of Trust
               with Hilleman
10.32*****     Second Amendment to Note Secured by Stock Pledge Agreement
               with West
10.33*****     First Amendment to Note Secured by Deed of Trust with Harley
10.34*****     Note Secured by Second Deed of Trust with Greenwood
10.35+******   License Agreement dated August 1, 1997 between Registrant
               and The Johns Hopkins University
10.36+******   Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37+@        License, Product Development, and Marketing Agreement by and
               between Registrant and Boehringer Mannheim, GmbH
10.38*******   Securities Purchase Agreement dated as of March 27, 1998
               between Registrant and Certain Investors
10.39*******   Registration Rights Agreement dated as of March 27, 1998
               between Registrant and Certain Investors
10.40********  Securities Purchase Agreement dated as of December 10, 1998 among Geron Corporation and certain investors
10.41********  Registration Rights Agreement dated as of December 10, 1998 among Geron Corporation and certain investors
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of Attorney (see signature page)
27.1           Financial Data Schedule
99.1+          Form of Debenture
99.2#          Form of Warrant

---------------
+ Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K filed on January 24, 1997.

** Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

*** Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

**** Incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

***** Incorporated by reference to identically numbers exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

****** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

******* Incorporated by reference to identically numbered exhibits filed with Registrants' Registration Statement on Form S-3 which became effective on July 17, 1998.

******** Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on December 17, 1998.

+ Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 17, 1998.

# Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 17, 1998.

@ Incorporated by reference to identically numbered exhibit of the Registrant's Form 10-K filed on March 31, 1998.