Form 10-Q
period 1999-03-31
GERON CORPORATION
filed 1999-05-14
CIK 886744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                 ------------ .

                        COMMISSION FILE NUMBER: 0-20859

                            ------------------------

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

Class: Common Stock $0.001 par value    Outstanding at May 12, 1999 : 15,848,920

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GERON CORPORATION

                                     INDEX

                       PART I. FINANCIAL INFORMATION
Item 1:  Financial Statements........................................     3
         Condensed Balance Sheets as of March 31, 1999 and December
         31, 1998....................................................     3
         Condensed Statements of Operations for the three months
         ended March 31, 1999 and 1998...............................     4
         Condensed Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998...............................     5
         Notes to Financial Statements...............................     6
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9
Item 3:  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    26

                        PART II. OTHER INFORMATION
Item 1:  Legal Proceedings...........................................    26
Item 2:  Changes In Securities and Use of Proceeds...................    26
Item 3:  Defaults upon Senior Securities.............................    26
Item 4:  Submission of Matters to a Vote of Security Holders.........    26
Item 5:  Other Information...........................................    26
Item 6:  Exhibits and Reports on Form 8-K............................    26

SIGNATURES...........................................................    27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GERON CORPORATION

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  8,379      $ 16,360
  Short-term investments....................................      12,073         8,109
  Interest and other receivables............................         781           661
  Other current assets......................................         572           685
                                                                --------      --------
          Total current assets..............................      21,805        25,815
Long-term investments.......................................      16,375        15,954
Property and equipment, net.................................       3,552         2,336
Deposits and other assets...................................         566           351
                                                                --------      --------
                                                                $ 42,298      $ 44,456
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,560      $  1,184
  Accrued liabilities.......................................       1,241         1,220
  Deferred revenue..........................................          --           244
  Current portion of capital lease obligations and equipment
     loans..................................................       1,037           906
                                                                --------      --------
          Total current liabilities.........................       3,838         3,554
Noncurrent portion of capital lease obligations and
  equipment loans...........................................       1,870         1,300
Convertible debentures......................................       6,861         6,801
Commitments
Redeemable convertible preferred stock......................       3,661         3,610
Stockholders' equity:
Common stock................................................          14            13
Additional paid-in-capital..................................      88,259        88,055
Notes receivable from stockholders..........................          (3)           (4)
Deferred compensation.......................................      (1,251)       (1,383)
Accumulated deficit.........................................     (60,914)      (57,520)
Accumulated other comprehensive (loss)/income...............         (37)           30
                                                                --------      --------
          Total stockholders' equity........................      26,068        29,191
                                                                --------      --------
                                                                $ 42,298      $ 44,456
                                                                ========      ========

                            See accompanying notes.

                               GERON CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Revenues from collaborative agreements......................  $     1,494    $     2,225
License fees and royalties..................................            1             25
                                                              -----------    -----------
     Total revenues.........................................        1,495          2,250
Operating expenses:
  Research and development..................................        4,425          3,668
  General and administrative................................          943            826
                                                              -----------    -----------
     Total operating expenses...............................        5,368          4,494
                                                              -----------    -----------
Loss from operations........................................       (3,873)        (2,244)
Interest and other income...................................          676            459
Interest and other expense..................................         (146)           (82)
                                                              -----------    -----------
Net loss....................................................  $    (3,343)   $    (1,867)
Accretion of redemption value of redeemable convertible
  preferred stock...........................................          (51)            --
                                                              -----------    -----------
Net loss applicable to common stockholders..................  $    (3,394)   $    (1,867)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.25)   $     (0.17)
                                                              ===========    ===========
Weighted average shares used in computing basic and diluted
  net loss
  per share.................................................   13,663,948     10,897,680
                                                              ===========    ===========

                            See accompanying notes.

                               GERON CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                      CHANGE IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $ (3,343)   $(1,867)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       285        281
     Interest arising from beneficial conversion feature....        60         --
     Issuance of common and preferred stock in exchange for
      services rendered.....................................       191         10
     Deferred compensation..................................       132        105
  Changes in assets and liabilities:
     Interest and other receivables.........................      (120)       635
     Other current assets...................................       113        327
     Deposits and other assets..............................      (215)         3
     Accounts payable.......................................       376       (316)
     Accrued liabilities....................................        21        (55)
     Deferred revenue.......................................      (244)      (975)
                                                              --------    -------
Net cash used in operating activities.......................    (2,744)    (1,852)
Cash flows from investing activities:
  Capital expenditures......................................    (1,501)      (107)
  Purchases of securities available-for-sale................   (12,552)        --
  Proceeds from maturities of securities
     available-for-sale.....................................     8,100      6,079
                                                              --------    -------
Net cash (used in) provided by investing activities.........    (5,953)     5,972
Cash flows from financing activities:
  Proceeds from equipment loans.............................     1,037         68
  Payments of obligations under capital leases and equipment
     loans..................................................      (336)      (280)
  Proceeds from issuance of common and preferred stock,
     net....................................................        15     19,156
                                                              --------    -------
Net cash provided by financing activities...................       716     18,944
Net (decrease) increase in cash and cash equivalents........    (7,981)    23,064
                                                              --------    -------
Cash and cash equivalents at the beginning of the period....    16,360      4,122
                                                              --------    -------
Cash and cash equivalents at the end of the period..........  $  8,379    $27,186
                                                              ========    =======

                            See accompanying notes.

                               GERON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying condensed unaudited balance sheet as of March 31, 1999 and condensed statements of operations for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

  Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"), which requires the Company to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to SFAS 128.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 1,508,453 and 1,795,009 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 1999 and 1998, respectively.

 2. CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of March 31, 1999, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 21 months.

 3. CONVERTIBLE DEBENTURES

     On December 10, 1998, the Company entered into an agreement to sell $15,000,000 in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement, at which time $7,500,000 of series A convertible debentures were issued, and we expect that the remaining $7,500,000 will be funded during the second quarter of 1999. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days.

                               GERON CORPORATION

     In connection with the issuance of the series A convertible debentures, the Company also issued series A warrants to purchase 625,000 shares of Common Stock at $12.00 per share. The series A warrants are exercisable at any time through June 2000. The value of the series A warrants was determined to be approximately $719,000. The proceeds of $7,500,000 from the issuance of the series A convertible debentures were allocated between the series A convertible debentures and the series A warrants. The series A convertible debentures, which are recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method.

     We expect to issue the remaining $7,500,000 during the second quarter of 1999. The price and terms of the series B debentures will be identical to the series A debentures. In connection with the issuance of the series B debentures, the Company will also issue series B warrants to purchase an additional 625,000 shares of Common Stock at $12.00 per share. The warrants will be exercisable for a period of 18 months from the date of issuance.

 4. CONVERTIBLE PREFERRED STOCK

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. On November 6, 1998, 11,548 shares of Series A Preferred Stock were converted into 2,173,446 shares of Common Stock. The number of shares of Common Stock issued in November 1998 met the maximum threshold of shares of Common Stock that could be issued without obtaining stockholder approval under NASD regulations. Because the Company has not obtained stockholder approval to issue additional shares of Common Stock as of March 31, 1999, the remaining 3,452 shares of Series A Preferred Stock (with a book value of $3,452,000) are now redeemable, have been reclassified as Redeemable Convertible Preferred Stock and are excluded from Stockholders' Equity. In addition, the 6% premium on the outstanding shares of Series A Preferred Stock is being accreted to the value of the outstanding Series A Preferred Stock.

     In April 1999, the Company redeemed 702 shares of Series A Preferred Stock through the payment of $748,000 to one investor. The Company expects to redeem the remaining 2,750 shares of Series A Preferred Stock in May 1999.

 5. COLLABORATIVE AGREEMENTS

     In March 1999, the Company entered into a development and license agreement with Clontech Laboratories, Inc. to market cell lines immortalized with the enzyme telomerase. The agreement provides for Clontech and Geron to share equally operating profits generated from the sale of cell lines. Under the terms of the agreement, Clontech will be responsible for manufacturing and marketing of products resulting from the use of Geron's telomerase technology.

     In April 1999, the Company received $50,000 in nonrefundable funding for development activities performed by Geron. The Company will recognize this revenue as development costs are incurred.

 6. SEGMENT INFORMATION

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

 7. SUBSEQUENT EVENTS

     On May 4, 1999, the Company announced the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute based in Midlothian, Scotland. In addition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.0 million in funding over six years. The Company issued 1,891,371 shares of its Common Stock in exchange for all of the outstanding shares of Roslin Bio-Med Ltd. In addition, the Company assumed Roslin Bio-Med Ltd.'s fully vested stock options, which when exercised would amount to 208,629 shares of Geron Common Stock. Under the terms of the agreement, Roslin Bio-Med Ltd. became a wholly owned UK subsidiary of Geron and will be known as Geron Bio-Med Ltd.

     The transaction will be accounted for as a purchase with the purchase price allocated primarily between the licenses acquired and the research funding agreement. The intangible assets will be amortized over seven years. The Company will evaluate its intangible assets for impairment on a quarterly basis.

                               GERON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not rely on these forward-looking statements. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, in the section of this
Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     Geron is a biopharmaceutical company focused on discovering, developing and commercializing therapeutic and diagnostic products to treat cancer and other age-related chronic degenerative diseases. Geron is uniquely positioned to pursue this goal given its breakthrough discoveries surrounding telomeres, telomerase and human pluripotent stem cells.

     In March 1999, the Company entered into a development and license agreement with Clontech Laboratories, Inc. to market cell lines immortalized with the enzyme telomerase. The agreement provides for Clontech and Geron to share equally operating profits generated from the sale of cell lines. Under the terms of the agreement, Clontech will be responsible for manufacturing and marketing of products resulting from the use of Geron's telomerase technology. In April 1999, the Company received $50,000 in nonrefundable funding for development activities performed by Geron.

     On May 4, 1999, the Company announced the acquisition of Roslin Bio-Med Ltd. ("Roslin"), a privately held company formed by the Roslin Institute based in Midlothian, Scotland. In addition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.0 million in funding over six years. The Company issued 1,891,371 shares of its Common Stock in exchange for all of the outstanding shares of Roslin. In addition, the Company assumed Roslin's fully vested stock options, which when exercised would amount to 208,629 shares of Geron Common Stock. Under the terms of the agreement, Roslin became a wholly owned UK subsidiary of Geron and will be known as Geron Bio-Med.

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

RESULTS OF OPERATIONS

REVENUES

     Contract revenues were $1.5 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. Contract revenues in 1999 were from research support payments under the Company's collaborative agreement with Pharmacia & Upjohn (the "Pharmacia & Upjohn Agreement"). Contract revenues in 1998 were from research support payments under the Pharmacia & Upjohn Agreement and from Kyowa Hakko Kogyo Co., Ltd. under the Company's collaborative agreement with Kyowa Hakko (the "Kyowa Hakko Agreement"). Research support payments of $1.25 million per quarter are required to be made under the Pharmacia & Upjohn Agreement until January 2000. Research support payments under the Kyowa Hakko Agreement expired in April 1998 as contractually agreed. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements.

     The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. No license fee payments were received in 1999 or 1998. Royalties of $1,000 and $25,000 were received from licensees, including Kyowa Medex Co., Ltd., Roche Diagnostics GmbH and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market for the three months ended March 31, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $4.4 million and $3.7 million for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 from 1998 was the result of increased personnel costs of $205,000, scientific supplies of $259,000, scientific consulting expenses of $60,000, patent legal expenses of $79,000, and facilities expenses of $69,000. The Company expects research and development and related facilities expenses to increase in the future as a result of continued development of its research programs and with the addition of the funding commitment to the Roslin Institute.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $943,000 and $826,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 from 1998 was primarily the result of increased personnel costs of $117,000.

INTEREST AND OTHER INCOME

     Interest income was $556,000 and $330,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was due to higher average cash and investment balances as a result of the sale of convertible debentures which occurred in December 1998. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $120,000 and $129,000 in research payments under government grants for the three months ended March 31, 1999 and 1998, respectively. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

     Interest and other expense was $146,000 and $82,000 for the three months ended March 31, 1999 and 1998, respectively. The convertible debentures issued in December 1998, which were recorded at a discount, are being amortized to the redemption amount over a three-year term using the interest method. The Company recorded approximately $60,000 in interest expense for convertible debenture amortization. The Company expects interest and other expense to increase in the future with the addition of new equipment leases for the expansion of the Company's Menlo Park facility.

NET LOSS

     Net loss was $3.3 million and $1.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the increases in research and development and general and administrative expenses. Net loss is expected to increase with the addition of research and development funding commitments to the Roslin Institute.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at March 31, 1999 were $36.8 million compared to $40.4 million at December 31, 1998. The decrease in cash, cash equivalents and investments in the three months ended March 31, 1999 was primarily due to the usage of cash for operations. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

     Net cash used in operations increased to $2.7 million for the three months ended March 31, 1999 compared to $1.9 million for the comparable period in 1998. The increase resulted primarily from a higher net loss recognized in 1999. As discussed above, less revenue was recognized from the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements in 1999, while operating expenses increased.

     For the three months ended March 31, 1999, additions of equipment and leasehold improvements totaled approximately $1.5 million, all of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing facility are expected to total $913,000, $726,000, $374,000 and $200,000 in 1999, 2000, 2001 and 2002, respectively. As of March
31, 1999, the Company had approximately $1.3 million available for borrowing under its equipment financing facility. The drawdown period under the equipment financing facility expires on July 31, 1999. The Company intends to renew the commitment for a new equipment financing facility in 1999 to further fund purchases of equipment. If the Company is unable to renew the commitment, the Company will need to expend its own resources to fund equipment purchases.

     The Company maintains agreements with academic and research institutions to fund certain scientific research. Minimum annual payments due under these agreements are expected to total approximately $950,000 and $250,000 in 1999 and 2000, respectively. The Company expects payments for scientific research to increase as a result of the new research collaboration with the Roslin Institute.

     In April 1999, the Company redeemed 702 shares of Series A Convertible Preferred Stock through payment of $748,000 to one institutional investor. The Company expects to redeem the remaining 2,750 shares of Series A Convertible Preferred Stock in May 1999.

     The Company has funded its operations primarily through public and private debt and equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. The Company will seek additional funding through other strategic collaborations, public or private equity financing, or other financing sources.

     The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, proceeds to be received under convertible debentures in 1999, amounts to be paid for redemption of the remaining shares of Series A Convertible Preferred Stock, interest income and equipment financing will be sufficient to fund its current level of operations to the end of the year 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

YEAR 2000 ISSUE

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

     The Company has initiated formal communications with all of its significant suppliers, service providers and corporate partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimated time to complete include the estimated costs and time associated with the impact of third party Year 2000 issues and is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be upgraded or converted and will not have an adverse effect on the Company's systems. Such suppliers, service providers and corporate partners include the Company's payroll service provider, local financial institutions and website maintenance organization.

     The Company will utilize both internal and external resources to replace and test software for Year 2000 modifications. Approximately half of the Company's Year 2000 (Y2K) scheduled work is complete. The remaining work is scheduled to be completed by the end of the second quarter of 1999, which is prior to any anticipated impact on its operating systems. The Y2K project phases include: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans. An inventory of business critical financial, informational and operational systems, including laboratory equipment, has been completed. Compliance analysis is approximately 80% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 75% complete. Testing of business critical application programs is 75% complete. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

     The total cost of the Year 2000 project is estimated at $200,000 and is being funded through current cash holdings. Of the total project cost, approximately $100,000 is attributable to the purchase of new software and equipment which will be capitalized. The remaining $100,000, which will be expensed as incurred, is not expected to have a material effect on the Company's results of operations. To date, the Company has incurred approximately $100,000 ($50,000 capitalized for new systems and $50,000 expensed), related to the assessment of, and preliminary efforts on, its Year 2000 project.

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

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this 10-Q, before you decide whether to purchase shares of our common stock.

OUR PRODUCT DEVELOPMENT PROGRAMS ARE AT AN EARLY STAGE AND MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS; FAILURE TO DEVELOP ANY COMMERCIALLY VIABLE PRODUCTS MAY IMPAIR OUR ABILITY TO ATTRACT FUTURE FUNDING AND OUR ABILITY TO SUSTAIN OPERATIONS

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, the study of human pluripotent stem cells, and the process of nuclear transfer are relatively new areas of research. While our development efforts are at different stages for different products, we cannot assure you that we will successfully develop any products or that we will not abandon some or all of our proposed research programs. In the long term, for any of our cancer treatments or other discoveries to be proven commercially viable, we will need to demonstrate to the health care community that the treatment or products are:

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

 Our inability to identify an effective compound for inhibiting telomerase may prevent us from developing a viable cancer treatment product which would adversely impact our future business prospects

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. However, additional development efforts will be required before we select a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. We will have to conduct additional research before we can select a compound and we may never identify a compound that will enable us to fully develop a commercially viable treatment for cancer.

     If and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its safety or effectiveness that may prevent or limit its commercial use. In terms of safety, our discoveries may result in cancer treatment solutions that cause unacceptable side effects for the human body. Our discoveries may also not be as effective as is necessary to market a commercially viable product for the treatment of cancer. For example, we expect that telomerase inhibition may have delayed effectiveness as telomeres resume normal shortening. As a result, telomerase inhibition may need to be used in conjunction with other cancer therapies. Accordingly, it may become extremely difficult for us to proceed with preclinical and clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business prospects would be materially and adversely affected.

 Our research related to the treatment of age-related degenerative diseases has not yet identified a compound that has potential as a therapeutic agent and failure to do so would lead to the termination of this program

     The research resulting from our telomerase activation and expression program has shown us that the activation of telomerase can extend cell lifespan in normal human cells. While telomere length and replicative capacity have been extended in laboratory studies, we may not discover a compound that will modulate telomere length or increase replicative capacity effectively for clinical use.

 There is currently insufficient clinical data to determine the full utility of our cancer diagnostic tests and negative data could cause cancellation of the program

     There is, as yet, insufficient clinical data to confirm the full utility of our proprietary telomerase detection technology to diagnose, prognose, monitor patient status and screen for cancer. Although Intergen, Roche Diagnostics, Kyowa Medex and PharMingen, our licensees, have begun to sell kits for research use, additional development work and regulatory consents will be necessary prior to the introduction of tests for clinical use.

 Our research on human pluripotent stem cells is at an early stage and may not result in any commercially viable products

     Our human pluripotent stem cell therapies program is also at an early stage. While human pluripotent stem cells have been derived and allowed to expand and differentiate into numerous cell types, our efforts to direct differentiation of human pluripotent stem cells and develop products from our research may not result in any commercial applications.

  Our research related to nuclear transfer may not result in any commercially viable products

     Nuclear transfer techniques are still in the process of being fully understood. The research collaboration between the Roslin Institute and us will focus at its most fundamental level on understanding the molecular mechanisms used by egg cell cytoplasm to reprogram adult cells. Our goal is to confer reprogramming capability to the cytoplasm of any mature cell in order to produce transplantable tissue-matched cells for an intended transplant recipient. However, our research in this area is in it early stages and may not result in any commercially viable products for human health or agriculture.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

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

WE DEPEND ON OUR COLLABORATIVE PARTNERS TO HELP US COMPLETE THE PROCESS OF DEVELOPING AND TESTING OUR PRODUCTS AND OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS MAY BE IMPAIRED OR DELAYED IF OUR COLLABORATIVE PARTNERSHIPS ARE UNSUCCESSFUL

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

     Our ability to successfully develop and commercialize telomerase inhibition products depends on our corporate partnerships with Kyowa Hakko and Pharmacia & Upjohn, and our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate partnership with Roche Diagnostics. Under our collaborative agreements with these partners, we rely significantly on them, among other activities, to:

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

     We are also, to a lesser extent, dependent upon collaborative partners other than Kyowa Hakko, Pharmacia & Upjohn and Roche Diagnostics. For example, we have entered into licensing arrangements with several diagnostic companies for our telomerase detection technology. However, because these licenses are limited to the research-use-only market, these arrangements are not expected to generate significant commercial revenues, if at all.

UNEXPECTED COSTS AND OTHER DIFFICULTIES ARISING FROM OUR ACQUISITION OF ROSLIN AND SIMULTANEOUS RESEARCH COLLABORATION WITH THE ROSLIN INSTITUTE MAY DRAIN HUMAN AND FINANCIAL RESOURCES, OR OTHERWISE NEGATIVELY AFFECT OUR OPERATIONS

     With our acquisition of Roslin and formation of the research collaboration with the Roslin Institute, the scope of our business and operations has expanded. As a result, we may be presented with operational issues that we have not previously faced as a company, but which generally accompany acquisitions and research collaborations of this nature, including:

     - the difficulty of assimilating Roslin's operations and personnel;

     - the potential disruption of ongoing business and distraction of management;

     - unanticipated expenses related to technology and research integration;

     - the difficulty of implementing and maintaining uniform standards, controls, procedures and policies;

     - the potential impairment of relationships with employees and collaborators as a result of integration of new management personnel; and

     - the potential unknown liabilities associated with acquired businesses.

     We cannot assure you that we will be able to overcome any of these obstacles, and our failure to do so could prevent us from achieving the perceived benefits of the acquisition and collaboration as well as negatively impact our research activities and results of operations.

THE ACQUISITION OF ROSLIN HAS SUBJECTED US TO THE UNCERTAINTY INHERENT IN INTERNATIONAL OPERATIONS, AND WE HAVE LIMITED EXPERIENCE WITH INTERNATIONAL OPERATIONS

     To date, we have only limited experience in managing operations internationally. Our acquisition of Roslin represents our first experience in managing international operations. As a result of our international expansion, we are now subject to the uncertainties inherent in international operations, including:

     - unexpected changes in regulatory requirements;

     - compliance with international laws;

     - difficulties in staffing and managing international operations including those that arise as a result of distance, language and cultural differences;

     - currency exchange rate fluctuations;

     - political instability;

     - export restrictions; and

     - potentially adverse tax consequences.

     One or more of these factors could have a material adverse effect on our future international operations, the success of our acquisition of Roslin and, consequently, on our business, operating results, and financial condition. Similarly, our collaborations with international partners such as the Roslin Institute, Pharmacia & Upjohn, Kyowa Hakko and Roche Diagnostics could also subject us to the above described international uncertainties.

IF WE ARE UNABLE TO ENTER INTO COLLABORATIVE RELATIONSHIPS FOR MANUFACTURING, MARKETING AND SALES, WE WILL NEED TO DEVELOP THESE CAPABILITIES ON OUR OWN WHICH WOULD BE COSTLY AND WOULD SLOW OUR PRODUCT DEVELOPMENT EFFORTS

     We currently have no manufacturing infrastructure and no marketing or sales organization. As a result, we intend to rely almost entirely on our current and future collaborative partners for manufacturing and principal marketing and sales responsibilities for any potential products. To the extent that we choose not to or are unable to establish these arrangements, we will require substantially greater capital to develop our own manufacturing, marketing and sales capabilities.

     We cannot assure you that we will be able to negotiate additional strategic arrangements in the future on acceptable terms, if at all, or that any potential strategic arrangement will be successful. In the absence of these arrangements, we may encounter significant delays in introducing any product or find that the research, development, manufacture, marketing or sale of any product is adversely affected. In the event we need to enter into strategic arrangements in the future, but are unable to do so, our business will be significantly and negatively impacted.

OUR RELIANCE ON THE RESEARCH ACTIVITIES OF OUR NON-EMPLOYEE SCIENTIFIC ADVISORS AND OTHER RESEARCH INSTITUTIONS, WHOSE ACTIVITIES ARE NOT WHOLLY WITHIN OUR CONTROL, MAY LEAD TO DELAYS IN TECHNOLOGICAL DEVELOPMENTS

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

     In addition, we have formed research collaborations with many academic and other research institutions throughout the world, including the Roslin Institute. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of time to be dedicated to our research goals.

IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH ARE COSTLY AND DIFFICULT TO PROTECT, MAY LIMIT OUR ABILITY TO PURSUE THE DEVELOPMENT OF OUR INTENDED TECHNOLOGIES AND PRODUCTS

 Our success will depend on our ability to obtain and enforce patents for our discoveries; however, legal principles for biotechnology patents are not firmly established and the extent to which we will be able to obtain patent coverage is uncertain

     Protection of our proprietary compounds and technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. We cannot assure you that we will continue to develop products or processes that are patentable or that patents will issue from any of our pending applications, including allowed patent applications. Further, we cannot assure you that our current patents, or patents that issue on pending applications, will not be challenged, invalidated or circumvented, or that our current or future patent rights will provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

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

     Patent prosecution or litigation may also be necessary to obtain patents, enforce any patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We cannot assure you that we would be successful in any patent prosecution or litigation. Patent prosecution and litigation in general can be extremely expensive and time consuming, even if the outcome is favorable to us. An adverse outcome in a patent prosecution, litigation or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology.

 We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of potential products

     Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. We cannot assure you that our technologies do not and will not infringe the patents or proprietary rights of others. In the event our technologies do infringe on the rights of others, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our breach of an existing license or failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

     Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard we cannot assure you that independent patents will issue from any of our patent applications, some of which include many interrelated applications directed to common or related subject matter. As a result, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to telomerase and telomere length technology and we may have to obtain licenses to use this technology. For example, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to our research, development and commercialization efforts. We may also become aware of discoveries and technology controlled by third parties that are advantageous to our other research programs. We cannot assure you that our discoveries and treatments can be further developed and commercialized without a license to these discoveries or technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop similar technology, and we may not be successful in this regard. If we cannot acquire or develop necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one of our competitors could acquire or license the necessary technology. Any of these events could have a material adverse effect on our business.

     We cannot assure you that we will not be subject to claims or litigation as a result of entering into license agreements with third parties or infringing on the patents of others. For example, we signed a licensing and sponsored research agreement relating to our human pluripotent stem cell therapies program with The Johns Hopkins University School of Medicine in August 1997. Prior to signing this agreement, we had been informed by a third party that we and Johns Hopkins University would violate the rights of that third party and another academic institution in doing so. After a review of the correspondence with the third party and Johns Hopkins University, as well as related documents, including an issued U.S. patent, we believe that both we and Johns Hopkins University have substantial defenses to any claims that might be asserted by the third party. We have agreed to provide indemnification to Johns Hopkins University relating to potential claims. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from our research programs. We cannot assure you that we would be successful if the matter is litigated. If the outcome of litigation is unfavorable to us, our business could be materially and adversely affected.

 Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information and establishing competitive enterprises

     We rely extensively on trade secrets to protect our proprietary technology, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

     We will require substantial capital resources in order to conduct our operations and develop our products. Based on current projections, we estimate that our existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, proceeds to be received under convertible debentures in 1999, amounts to be paid for redemption of the remaining shares of Series A Convertible Preferred Stock, interest income and equipment financing will be sufficient to fund its current level of operations to the end of the year 2000. The timing and degree of any future capital requirements will depend on many factors, including:

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

     We intend to acquire additional funding through strategic collaborations, public or private equity financings and capital lease transactions. Additional financing may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, each of which could have a material adverse effect on our business.

SOME OF OUR COMPETITORS MAY DEVELOP TECHNOLOGIES THAT ARE SUPERIOR TO OR MORE COST-EFFECTIVE THAN OURS, WHICH MAY IMPACT THE COMMERCIAL VIABILITY OF OUR TECHNOLOGIES AND WHICH MAY SIGNIFICANTLY DAMAGE OUR ABILITY TO SUSTAIN OPERATIONS

     The pharmaceutical and biopharmaceutical industries are intensely competitive. We believe that other pharmaceutical and biopharmaceutical companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres, telomerase, pluripotent cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. The pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

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

THE LOSS OF KEY PERSONNEL COULD SLOW OUR ABILITY TO CONDUCT RESEARCH AND DEVELOP PRODUCTS

     Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our scientific staff. The loss of any or all of these individuals could damage our business and might significantly delay or prevent the achievement of research, development or business objectives.

     We also rely on consultants and advisors, including the members of our Scientific Advisory Board, who assist us in formulating our research and development strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so would adversely affect our business.

THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF THE HUMAN PLURIPOTENT STEM CELL THERAPIES AND NUCLEAR TRANSFER PROGRAMS COULD PREVENT US FROM DEVELOPING OR GAINING ACCEPTANCE FOR COMMERCIALLY VIABLE PRODUCTS IN THIS AREA

     Our human pluripotent stem cell therapies program may involve the use of human pluripotent stem cells that would be derived from human embryonic or fetal tissue. The use of human pluripotent stem cells gives rise to ethical, legal and social issues regarding the appropriate utilization of these cells. In the event that our research related to human pluripotent stem cell therapies becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

     In addition, our nuclear transfer program involves the same techniques that have previously been utilized to clone sheep. It is possible that these nuclear transfer techniques could also be utilized in attempts to reproductively clone living human beings, an application that we believe to be medically unnecessary and unethical. Although we and the Roslin Institute support the current international prohibitions on human reproductive cloning, the process of nuclear transfer itself still gives rise to ethical, legal and social issues regarding the appropriate nature of this type of research. In the event that our research related to nuclear transfer becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

     We have established an Ethics Advisory Board comprised of independent and recognized medical ethicists to advise us with respect to these issues. Indeed, the use of human pluripotent cells and nuclear transfer techniques in scientific research is an issue of national interest. Many research institutions, including several of our scientific collaborators, have adopted policies regarding the ethical use of these types of human cells. These policies may have the effect of limiting the scope of research conducted in this area. The United States government currently does not fund research that involves the use of human pluripotent cells and may in the future regulate or otherwise restrict its use. The human pluripotent stem cell therapies program would be significantly harmed if we are prevented from conducting research on these cells due to government regulation or otherwise. Also, in the event that regulatory bodies ban nuclear transfer processes, our nuclear transfer program could be cancelled and our business could be negatively affected.

OUR ABILITY TO EARN REVENUES FROM THE SALE OF MARKETABLE PRODUCTS IS PARTLY DEPENDENT ON THE SCOPE OF GOVERNMENT REGULATION AND OUR SUCCESS IN OBTAINING REGULATORY APPROVAL FOR OUR PRODUCTS

 Our business is subject to intense government regulation and this regulation may significantly impact our ability to create and market commercially viable products

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborative partners develop are subject to intense government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborative partners of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

     - manufacturing;

     - labeling;

     - selling;

     - distributing;

     - marketing;

     - advertising; and

     - promoting.

     We cannot assure you that we will be able to comply with these regulations for any of our potentially marketable products. To the extent that we are unable, our ability to earn revenues will be significantly and negatively impacted.

 The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources

     Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products, including a telomerase inhibitor, are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in foreign countries. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources.

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

     - significantly harm the marketing of any products that we or our collaborative partners develop;

     - impose costly procedures upon our activities or the activities of our collaborative partners;

     - diminish any competitive advantages that we or our collaborative partners may attain; or

     - adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the time and resources, both economic and otherwise, that are necessary, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, this approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

     - recall or seizure of products;

     - injunction against manufacture, distribution, sales and marketing; and

     - criminal prosecution.

     The imposition of any of these penalties could significantly impair our business.

TO BE SUCCESSFUL, OUR PRODUCTS MUST BE ACCEPTED BY THE HEALTH CARE COMMUNITY THAT CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS

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

     - our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

     - reimbursement policies of government and third-party payors.

     If the health care community does not accept our products for any of the foregoing reasons, our ability to generate revenues will be significantly impaired.

THE REIMBURSEMENT STATUS OF NEWLY-APPROVED HEALTH CARE PRODUCTS IS UNCERTAIN AND FAILURE TO OBTAIN REIMBURSEMENT APPROVAL COULD SEVERELY LIMIT THE USE OF OUR PRODUCTS

     Significant uncertainty exists as to the reimbursement status of newly approved health care products, including pharmaceuticals. If we fail to generate adequate third party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment in product development.

     In both domestic and foreign markets, sales of our products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

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

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT FINANCIAL PENALTIES

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we are subject to numerous environmental and safety laws and regulations. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident of this nature, our use of these materials could be curtailed by state or federal authorities and we could be held liable for any resulting damages. Should either of these contingencies arise, our business could be materially and adversely affected.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE AGAINST POTENTIAL LIABILITIES IN ORDER TO PROTECT OURSELVES AGAINST PRODUCT LIABILITY CLAIMS

     Although we believe that we do not currently have any exposure to product liability claims, our future business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We currently have no clinical trial liability insurance and we may not be able to obtain and maintain this type of insurance for any of our clinical trials. In addition, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

THE SUBSTANTIAL NUMBER OF SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND MAY RESULT IN SIGNIFICANT DILUTION TO OUR CURRENT STOCKHOLDERS

     Sales of a substantial number of shares of our common stock in the public market following this offering could significantly and negatively affect the market price for our common stock. As of March 31, 1999, we had outstanding approximately 13,668,119 shares of common stock. As of March 31, 1999, we also have reserved

4,443,397 shares of common stock for issuance upon exercise of outstanding warrants and options that we issued to our employees and other entities.

     The conversion of the debentures and exercise of the warrants that we issued in December 1998 will result in our issuance of a minimum of 1,375,000 additional shares of common stock. If the series A debentures were converted on March 31, 1999, the series A debentures would be convertible into 750,000 shares of common stock. If the series A warrants were exercised on March 31, 1999, the series A warrants would be exercisable into 625,000 shares of common stock. Pursuant to the purchase agreement agreed to in December 1998, we also expect to issue a total of $7,500,000 face amount of series B debentures and $7,500,000 of series B warrants in the second quarter of 1999. The series B debentures will be convertible into 750,000 shares of common stock and the series B warrants will be exercisable into 625,000 shares of common stock on their date of issuance if no adjustments in the conversion or exercise prices have occurred before that date. The number of shares could prove to be significantly greater, and you would be increasingly diluted, in the event that the conversion or exercise prices are reduced because we:

     - have a rights offering, or a similar offering of securities to all investors, at less than the conversion or exercise price per share respectively; or

     - issue common stock or securities convertible into common stock, other than related to our option plans or in connection with a strategic joint venture, at a price less than the conversion price per share.

     Although the shares issuable upon conversion of the series A debentures and exercise of the series A warrants were registered and declared eligible for resale as of May 4, 1999, the shares issuable upon conversion of the series B debentures and exercise of the series B warrants are not registered and will not be freely tradable in the public market until the series B securities are issued and the underlying shares are registered.

     In connection with the acquisition of Roslin, we issued 1,891,371 shares of our common stock in exchange for all the outstanding shares of Roslin and have assumed Roslin's fully vested options, which when exercised would amount to 208,629 shares of our common stock. We are contractually required to file a registration statement on Form S-3 within 120 days following May 3, 1999 covering the registration of these shares for resale. Of the 2,100,000 total shares issued and issuable to Roslin shareholders, 860,000 shares are held in escrow. Subject to claims against the shares held in escrow, 545,000 of these shares will be released from escrow to the former Roslin stockholders in November 1999 and the remaining 315,000 shares will be released from escrow to the former Roslin stockholders in May 2000. Pursuant to agreements finalized with two separate entities subsequent to March 31, 1999, we have also agreed to issue and register for resale 195,000 shares of our common stock. Upon their registration, these shares will also be eligible for sale and freely transferable in the public market.

     Additionally, one of our current strategic partners and shareholders, Pharmacia & Upjohn, has contractually agreed not to sell the 696,787 shares of common stock that it holds until April 2000, at which time these shares will be eligible for sale and freely transferable in the public market. As of March 31, 1999, we have 3,452 outstanding shares of our Series A Convertible preferred. In April 1999, we redeemed 702 shares of our series A convertible preferred stock from one institutional investor by paying $748,000. We plan to redeem the remaining 2,750 shares of our series A convertible preferred stock in May 1999. In order for these shares to be converted, we would have to seek and obtain stockholder approval for the transaction or receive a waiver from the National Association of Securities Dealers, and we do not expect to pursue either course of action at this time.

     Current holders of our common stock will also be immediately and substantially diluted to the extent that the weighted average conversion and exercise price of the above-described convertible and exercisable securities is less than the price of our common stock on the date holders of these securities convert or exercise their convertible or exercisable securities.

OUR STOCK PRICE MAY BE ADVERSELY IMPACTED AS A RESULT OF THE ACQUISITION OF ROSLIN OR THE RESEARCH COLLABORATION WITH THE ROSLIN INSTITUTE IF WE ARE UNABLE TO ACHIEVE THE PERCEIVED BENEFITS OF THE TRANSACTIONS

     The market price of our common stock may decline as a result of the acquisition of Roslin or the research collaboration with the Roslin Institute if the integration of Roslin into our operations is unsuccessful or if the combined company or the research collaboration does not achieve the perceived benefits as rapidly or to the extent anticipated.

OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE

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

     Historically, our stock price has been extremely volatile. Between January 1998 and March 1999, our stock price traded as high as $24.50 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. In March 1998, the Board of Directors designated 15,000 shares as series A preferred stock. As of March 31, 1999, the Board of Directors still has authority to designate and issue up to 2,985,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

PROVISIONS IN OUR CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, WHICH MAY PREVENT HOLDERS OF OUR COMMON STOCK FROM BENEFITING FROM WHAT THEY BELIEVE MAY BE THE POSITIVE ASPECTS OF ACQUISITIONS AND TAKEOVERS

     In addition to the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

     - prevent stockholders from taking actions by written consent;

     - divide the board of directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year; and

     - set forth procedures for nominating directors and submitting proposals for consideration at stockholders' meetings.

     Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations.

     Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about Geron's market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The fair value of Geron's investments in marketable securities at March 31, 1999 was $28.4 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

     Foreign Currency Exchange Risk. We participate in transactions primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. All transactions are currently made in U.S. dollars. However, more frequents transactions in the future may be in pound sterling. A weakening of the dollar or strengthening of the pound sterling could make our transactions more costly.

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

                                          GERON CORPORATION

                                          By:     /s/ RONALD W. EASTMAN
                                            ------------------------------------
                                            Ronald W. Eastman
                                            President and Chief Executive
                                              Officer
                                            (Duly Authorized Signatory)

Date: May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
NUMBER-                            -----------
 27.1      Financial Data Schedule