Form 10-Q
period 1999-06-30
GERON CORPORATION
filed 1999-08-13
CIK 886744

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO __________ .

                         COMMISSION FILE NUMBER: 0-20859

                                 ---------------

                                GERON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       75-2287752
 (STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

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

Class: Common Stock $0.001 par value  Outstanding at August 11, 1999: 16,487,446

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

  Item 1:    Financial Statements...........................................................  3

             Condensed Consolidated Balance Sheets as of June 30, 1999 and
             December 31, 1998..............................................................  3

             Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998...................................................  4

             Condensed Consolidated Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998.........................................................  5

             Notes to Financial Statements..................................................  6

  Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  9

  Item 3:    Quantitative and Qualitative Disclosures About Market Risk..................... 26

                                       PART II. OTHER INFORMATION
 Item 1: Legal Proceedings.................................................................. 26

  Item 2:    Changes In Securities and Use of Proceeds...................................... 26

  Item 3:    Defaults upon Senior Securities................................................ 26

  Item 4:    Submission of Matters to a Vote of Security Holders............................ 26

  Item 5:    Other Information.............................................................. 27

  Item 6:    Exhibits and Reports on Form 8-K............................................... 27

  SIGNATURES...............................................................................  27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     JUNE 30,   DECEMBER 31,
                                                                       1999         1998
                                                                    --------    -----------
                                                                   (UNAUDITED)
        Current assets:
          Cash and cash equivalents..............................   $ 19,419     $ 16,360
          Short-term investments.................................      6,407        8,109
          Interest and other receivables.........................        623          661
          Other current assets...................................      1,402          685
                                                                    --------     --------
                  Total current assets...........................     27,851       25,815
        Long-term investments....................................     13,310       15,954
        Property and equipment, net..............................      3,921        2,336
        Intangibles..............................................     16,709           --
        Deposits and other assets................................        431          351
                                                                    --------     --------
                                                                    $ 62,222     $ 44,456
                                                                    ========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
          Accounts payable.......................................   $  1,696     $  1,184
          Accrued liabilities....................................      2,975        1,220
          Current portion of accrued research
            funding commitment...................................      2,001           --
          Deferred revenue.......................................         --          244
          Current portion of capital lease obligations and
            equipment loans......................................      1,082          906
                                                                    --------     --------
                  Total current liabilities......................      7,754        3,554
        Noncurrent portion of capital lease obligations and
          equipment loans........................................      1,887        1,300
        Accrued research funding commitment......................     14,322           --
        Convertible debentures...................................      9,559        6,801
        Commitments
        Redeemable convertible preferred stock...................         --        3,610
        Stockholders' equity:
        Common stock.............................................         14           13
        Additional paid-in-capital...............................    118,013       88,055
        Notes receivable from stockholders.......................        (13)          (4)
        Deferred compensation....................................     (1,118)      (1,383)
        Accumulated deficit......................................    (87,971)     (57,520)
        Accumulated other comprehensive (loss)/income............       (148)          30
        Cumulative translation adjustment........................        (77)          --
                                                                    ---------    --------
                  Total stockholders' equity.....................     28,700       29,191
                                                                    --------     --------
                                                                    $ 62,222     $ 44,456
                                                                    ========     ========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                ------------------------   ------------------------
                                                    1999         1998          1999         1998
                                                -----------  -----------   -----------  -----------
Revenues from collaborative agreements.....      $    1,250   $    1,494    $    2,744   $    3,719
License fees and royalties.................              96           17            97           42
                                                 ----------   ----------    ----------   ----------
     Total revenues........................           1,346        1,511         2,841        3,761
Operating expenses:
  Research and development.................           4,519        3,765         8,945        7,434
  Acquired research technology.............          23,403           --        23,403           --
  General and administrative...............           1,420          994         2,362        1,820
                                                 ----------   ----------    ----------   ----------
     Total operating expenses..............          29,342        4,759        34,710        9,254
                                                 ----------   ----------    ----------   ----------
Loss from operations.......................         (27,996)      (3,248)      (31,869)      (5,493)
Interest and other income..................             976          908         1,653        1,367
Interest and other expense.................            (980)         (84)       (1,127)        (166)
                                                 ----------   ----------    ----------   ----------
Net loss...................................      $  (28,000)  $   (2,424)   $  (31,343)  $   (4,292)
Accretion of redemption value of redeemable
 convertible preferred stock...............             (22)          --           (73)          --
                                                 ----------   ----------    ----------   ----------
Net loss applicable to common stockholders.      $  (28,022)  $   (2,424)   $  (31,416)  $   (4,292)
                                                 ==========   ==========     =========   ==========
Basic and diluted net loss per share.......      $    (1.87)  $    (0.22)   $    (2.19)  $    (0.39)
                                                 ==========   ==========    ==========   ==========
Weighted average shares used in computing basic
 and diluted net loss per share............      14,965,549   11,171,256    14,314,748   11,034,468
                                                 ==========   ==========    ==========   ==========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net loss ................................................   $(31,343)   $ (4,292)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ........................        641         541
     Interest from convertible debentures .................        618          --
     Issuance of common and preferred stock in exchange for
      services rendered ...................................        443          77
     Deferred compensation ................................        265         144
  Changes in assets and liabilities:
     Other current and noncurrent assets ..................       (281)        603
     Other current and noncurrent liabilities .............      2,128        (222)
                                                              --------    --------
Net cash used in operating activities .....................    (27,529)     (3,149)
Cash flows from investing activities:
  Capital expenditures ....................................     (2,063)       (267)
  Purchases of securities available-for-sale ..............    (12,948)    (21,613)
  Proceeds from sales/calls of securities
    available-for-sale.....................................      2,004          --
  Proceeds from maturities of securities available-for-sale     15,112       8,640
  Issuance of common stock in acquisition for purchased
    research...............................................     24,731          --
  Accrued research funding payments .......................       (946)         --
                                                              --------    --------
Net cash provided by (used in) investing activities .......     25,890     (13,240)
Cash flows from financing activities:
  Proceeds from equipment loans ...........................      1,430         267
  Payments of obligations under capital leases and
    equipment loans........................................       (667)       (541)
  Redemption of preferred stock ...........................     (3,683)         --
  Proceeds from issuance of common and preferred stock, net        118      19,203
  Proceeds from issuance of debentures ....................      7,500          --
                                                              --------    --------
Net cash provided by financing activities .................      4,698      18,929
                                                              --------    --------
Net increase in cash and cash equivalents .................      3,059       2,540
Cash and cash equivalents at the beginning of the period ..     16,360       4,122
                                                              --------    --------
Cash and cash equivalents at the end of the period ........   $ 19,419    $  6,662
                                                              ========    ========

                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying condensed consolidated unaudited balance sheet as of June 30, 1999 and condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of Geron Corporation, and its wholly owned subsidiary, Geron Bio-Med Ltd., a UK company. All material intercompany accounts, transactions, and expenses have been eliminated in consolidation.

     The financial statements of the Company's subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Net Loss Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,412,565 and 1,676,186 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 1999 and 1998, respectively.

2. CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of June 30, 1999, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 19 months.

3. CONVERTIBLE DEBENTURES

     On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement, at which time $7.5 million of series A convertible debentures were issued. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days.

     In connection with the issuance of the series A convertible debentures, the Company also issued warrants to purchase 625,000 shares of Common Stock at $12.00 per share to the holders of series A debentures. These warrants are exercisable at any time through June 2000. The value of these warrants was determined to be approximately $719,000. The proceeds of $7.5 million from the issuance of the series A convertible debentures were allocated between the series A convertible debentures and the warrants. The series A convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method.

     During the second quarter of 1999, an aggregate principal amount of $4.5 million of series A convertible debentures were converted into 450,000 shares of Geron Common Stock at $10.00 per share. As of June 30, 1999, $3.0 million of series A convertible debentures remained outstanding.

     In June 1999, $7.5 million of series B convertible debentures were issued. The price and terms of the series B convertible debentures were identical to the series A convertible debentures. In connection with the issuance of the series B convertible debentures, the Company recorded approximately $562,500 in interest expense for the difference between the fair value of the Common Stock on the date of signing and the conversion price of the debentures. The Company also issued warrants to purchase an additional 625,000 shares of Common Stock at $12.00 per share to the holders of series B convertible debentures. These warrants are exercisable at any time through November 2000. The value of the warrants was determined to be approximately $719,000. The $7.5 million proceeds from the series B convertible debentures were allocated between the series B convertible debentures and the warrants. The series B convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method.

4. CONVERTIBLE PREFERRED STOCK

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. On November 6, 1998, 11,548 shares of Series A Preferred Stock were converted into 2,173,446 shares of Common Stock. The number of shares of Common Stock issued in November 1998 met the maximum threshold of shares of Common Stock that could be issued without obtaining stockholder approval under NASD regulations. The 6% premium on the outstanding shares of Series A Preferred Stock was accreted to the value of the outstanding Series A Preferred Stock.

     During the second quarter of 1999, the Company redeemed the remaining 3,452 shares of Series A Preferred Stock. The total redemption value of $3.7 million included the 6% premium on the outstanding book value of the Series A Preferred Stock. As of June 30, 1999, no shares of Series A Preferred Stock remained outstanding.

5. ACQUISITION

     On May 4, 1999, the Company announced the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In addition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.0 million in research funding over six years which has a net present value of $17.2 million. The Company issued 1,891,371 shares of its Common Stock with a fair value of $22.2 million in exchange for all of the outstanding shares of Roslin Bio-Med Ltd. In addition, the Company assumed Roslin Bio-Med Ltd.'s fully vested stock options, which when exercised, would amount to an aggregate of 208,629 shares of Geron Common Stock with a fair value of $2.2 million. The total purchase price of $44.4 million also included acquisitions costs of $2.9 million. Under the terms of the agreement, Roslin Bio-Med Ltd. became a wholly owned UK subsidiary of Geron and is known as Geron Bio-Med Ltd.

     The transaction was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset.

6. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in its fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for the treatment of cancer and other age-related degenerative diseases. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

7. SUBSEQUENT EVENTS

     In July 1999, $500,000 in aggregate principal amount of series A convertible debentures were converted into 50,000 shares of Geron Common Stock at $10.00 per share. Subsequent to this conversion, $2.5 million in aggregate principal amount of series A convertible debentures remain outstanding.

     In July 1999, $500,000 in aggregate principal amount of series B convertible debentures were converted into 50,000 shares of Geron Common Stock at $10.00 per share. Subsequent to this conversion, $7.0 million in aggregate principal amount of series B convertible debentures remain outstanding.

8. UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma consolidated statement of operations data for the six months ended June 30, 1999 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1999. The unaudited pro forma consolidated statement of operations data for the six months ended June 30, 1998 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1998.

                                                     SIX MONTHS ENDED       SIX MONTHS ENDED
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            JUNE 30, 1999          JUNE 30, 1998
                                                   --------------------   -----------------
   Revenues..................................           $  2,840               $   3,761
   Net loss..................................           $(34,332)              $ (30,081)
   Basic and diluted net loss per share......           $  (2.18)              $   (2.32)

9. CONSOLIDATED STATEMENT OF CASH FLOW DATA

                                                        SIX MONTHS ENDED     SIX MONTHS ENDED
   (IN THOUSANDS)                                          JUNE 30, 1999        JUNE 30, 1998
                                                       -------------------  -----------------
   Supplementary investing and financing activities

   Common stock issued under purchase plan..........      $      105           $      75
   Notes receivable from stockholders...............      $      (10)          $      --
   Valuation of warrants issued with convertible
   debentures.......................................      $      719           $      --
   Accretion of premium on convertible preferred
   stock............................................      $       73           $      --
   Accrued research funding commitment..............      $   17,187           $      --
   Conversion of convertible debentures, net........      $    4,138           $      --
   Net unrealized gain (loss) on  available-for-sale
   securities.......................................      $     (177)          $     (12)

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

     Geron Corporation (the "Company" or "Geron") is a biopharmaceutical company focusing on discovering, developing and commercializing therapeutic and diagnostic products to treat cancer and other age-related chronic degenerative diseases. Geron's technology platform includes the discovery of small molecule inhibitors of telomerase for cancer therapy; telomere and telomerase-based research and diagnostic tools; telomerase activation to extend the replicative lifespan of normal cells; and complementary stem cell, gene therapy and nuclear transfer approaches to restore the function of degenerating organs.

     On May 4, 1999, the Company announced the acquisition of Roslin Bio-Med Ltd. ("Roslin Bio-Med") a privately held company formed by the Roslin Institute in Midlothian, Scotland. In addition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.0 million in research funding over six years which has a net present value of $17.2 million. The Company issued 1,891,371 shares of its Common Stock with a fair value of $22.2 million in exchange for all of the outstanding shares of Roslin Bio-Med. In addition, the Company assumed Roslin Bio-Med's fully vested stock options, which when exercised, would amount to an aggregate of 208,629 shares of Geron Common Stock with a fair value of $2.2 million. The total purchase price of $44.4 million also included acquisitions costs of $2.9 million. Under the terms of the agreement, Roslin Bio-Med became a wholly owned UK subsidiary of Geron and is known as Geron Bio-Med Ltd.

     The transaction was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset.

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

RESULTS OF OPERATIONS

REVENUES

     Contract revenues were $1.3 million and $2.7 million for the three and six months ended June 30, 1999, respectively, compared to $1.5 million and $3.7 million for the comparable periods in 1998. Contract revenues in 1999 were from research support payments under the Company's collaborative agreement with Pharmacia & Upjohn (the "Pharmacia & Upjohn Agreement"). Contract revenues in 1998 were from research support payments under the Pharmacia & Upjohn Agreement and the Kyowa Hakko Agreement. Research support payments of $1.25 million per quarter are required to be made under the Pharmacia & Upjohn Agreement until January 2000. Research support payments under the Kyowa Hakko Agreement expired in April 1998 in accordance with the terms of the Kyowa Hakko Agreement. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements.

     The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. A license fee payment of $50,000 was received in April 1999 from Clontech Laboratories. No license fee payments were received in 1998. Royalties of $46,000 and $47,000, for the three and six months ended June 30, 1999, respectively, were received from licensees, including Kyowa Medex Co., Ltd, Intergen and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market, compared to $17,000 and $42,000 for the comparable periods in 1998.

RESEARCH AND DEVELOPMENT EXPENSES AND ACQUIRED RESEARCH EXPENSES

     Research and development expenses were $4.5 million and $8.9 million for the three and six months ended June 30, 1999, respectively, compared to $3.8 million and $7.4 million for the comparable periods in 1998. The increase in research and development expenses in the 1999 periods from the comparable 1998 periods reflected the Company's continued development of its research programs. The Company expects research and development expense to increase in the future as a result of the additional research funding commitment to the Roslin Institute and increases in the activities of other research programs.

     Acquired research expenses were the result of the acquisition of Roslin Bio-Med. The acquisition was accounted using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset. The total purchase price of $44.4 million also included acquisitions costs of $2.9 million.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1.4 million and $2.4 million for the three and six months ended June 30, 1999, respectively, compared to $994,000 and $1.8 million for the comparable periods in 1998. The increase in general and administrative expenses in 1999 from 1998 was due to the addition of administrative personnel in Scotland as a result of the acquisition of Roslin Bio-Med. The Company expects that general and administrative expenses will increase in the future as a result of integrating it new overseas operations.

INTEREST AND OTHER INCOME

     Interest income was $528,000 and $1.1 million for the three months and six months ended June 30, 1999, respectively, compared to $560,000 and $890,000 for the comparable periods in 1998. The slight decrease for the three months ended June 30, 1999 was due to the increased use of cash for the acquisition costs of acquiring Roslin Bio-Med and the redemption of the remaining shares of Series A Preferred Stock. However, overall cash balances were higher in 1999 than 1998 as a result of the Company acquiring approximately $4.0 million of cash from Roslin

Bio-Med and the sale of debentures in December 1998 and June 1999. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $448,000 and $568,000 in research payments under government grants for the three and six months ended June 30, 1999, respectively, compared to $348,000 and $477,000 for the comparable periods in 1998. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

     Interest and other expense was $980,000 and $1.1 million for the three months and six months ended June 30, 1999, respectively, compared to $84,000 and $166,000 for the comparable periods in 1998. In connection with the issuance of the series B convertible debentures, the Company recorded approximately $563,000 in interest expense for the difference between the fair value of the Common Stock on the date of signing and the conversion price of the debentures. The Company expects interest and other expense to remain consistent with current levels.

NET LOSS

     Net loss was $28.0 million and $31.3 million for the three and six months ended June 30, 1999, respectively, compared to $2.4 million and $4.3 million for the comparable periods in 1998. The increase was due primarily to the increases in research and development and general and administrative expenses associated with the acquisition of Roslin Bio-Med. Excluding the effect of the expense of the Roslin Bio-Med purchase in the current periods, the Company continues to expect net loss to increase from the current levels as a result of the addition of research and development funding commitments to the Roslin Institute and other programs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at June 30, 1999 were $39.1 million compared to $40.4 million at December 31, 1998. The decrease in cash, cash equivalents and investments in the six months ended June 30, 1999 was the net result of issuance of the series B convertible debentures, the redemption of the remaining shares of the Series A Preferred Stock and the costs incurred for the acquisition of Roslin Bio-Med. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

     Net cash used in operations increased to $27.5 million for the six months ended June 30, 1999 compared to $3.1 million for the comparable period in 1998. The increase resulted primarily from a higher net loss recognized in 1999. As discussed previously, less revenue was recognized from the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements in 1999, while operating expenses increased.

     For the six months ended June 30, 1999, additions of equipment and leasehold improvements totaled approximately $2.0 million, most of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing facility are expected to total $913,000, $726,000, $374,000 and $200,000 in 1999, 2000, 2001 and 2002, respectively. As of June 30,
1999, the Company had approximately $950,000 available for borrowing under its equipment financing facility. The drawdown period under the equipment financing facility expired on July 31, 1999. In August 1999, the Company renewed its equipment financing facility for an additional $1.5 million. The new facility expires in August 2000. The Company expects the new facility to be able to fund current and future equipment purchases.

     The Company maintains agreements with academic and research institutions to fund certain scientific research. Minimum annual payments due under these agreements, other than the Roslin Institute, are expected to total approximately $1.6 million and $405,000 in 1999 and 2000, respectively. In May 1999, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.0 million in research funding over the next six years. The Company expects quarterly payments to increase in the future as a result of its new commitment to that facility.

     During the second quarter of 1999, the Company redeemed the remaining 3,452 shares of Series A Preferred Stock. The total redemption value of $3.7 million included the 6% premium on the outstanding book value of the Series A Preferred Stock. As of June 30, 1999, no shares of Series A Preferred Stock remained outstanding.

     The Company has funded its operations primarily through public and private debt and equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. The Company will seek additional funding through other strategic collaborations, public or private equity financings, or other financing sources.

     The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, interest income and equipment financing will be sufficient to fund its current level of operations to the end of the year 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

     The Company will utilize both internal and external resources to replace and test software for Year 2000 modifications. Approximately 75% of the Company's Year 2000 (Y2K) scheduled work is complete. The remaining work is scheduled to be completed by the end of the third quarter of 1999, which is prior to any anticipated impact on its operating systems. The Y2K project phases include: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans. An inventory of business critical financial, informational and operational systems, including laboratory equipment, has been completed. Compliance analysis is approximately 90% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 75% complete. Testing of the Company's information technology infrastructure is 90% complete. Testing of business critical application programs is 90% complete. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

     The total cost of the Year 2000 project is estimated at $200,000 and is being funded through current cash holdings. Of the total project cost, approximately $100,000 is attributable to the purchase of new software and equipment, which will be capitalized. The remaining $100,000, which will be expensed as incurred, is not expected to have a material effect on the Company's results of operations. To date, the Company has incurred approximately $150,000 ($75,000 capitalized for new systems and $75,000 expensed), related to the assessment of, and preliminary efforts on, its Year 2000 project.

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

                ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q, before you decide whether to purchase shares of our common stock.

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

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, the study of human pluripotent stem cells, and the process of nuclear transfer are relatively new areas of research. While our development efforts are at different stages for different products, we cannot assure you that we will successfully develop any products or that we will not abandon some or all of our proposed research programs. In the long term, for any of our cancer treatments or other discoveries to be proven commercially viable, we will need to demonstrate to the health care community that the treatment or products are:

     o     safe;
     o     effective;
     o     reliable; and
     o     not subject to other problems that would affect commercial viability.

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

     Our inability to identify an effective compound for inhibiting telomerase may prevent us from developing a viable cancer treatment product, which would adversely impact our future business prospects

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. However, additional development efforts will be required before we select a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. We will have to conduct additional research before we can select a compound and we may never identify a compound that will enable us to fully develop a commercially viable treatment for cancer.

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

     Our research on human pluripotent stem cells is at an early stage and may not result in any commercially viable products

     Our pluripotent stem cell therapies program is also at an early stage. While human pluripotent stem cells have been derived and allowed to expand and differentiate into numerous cell types, our efforts to direct differentiation of human pluripotent stem cells and develop products from our research may not result in any commercial applications.

     Our research related to nuclear transfer may not result in any commercially viable products

     Nuclear transfer techniques are still in the process of being fully understood. The research collaboration between the Roslin Institute and us will focus at its most fundamental level on understanding the molecular mechanisms used by egg cell cytoplasm to reprogram adult cells. Our goal is to confer reprogramming capability to the cytoplasm of any mature cell in order to produce transplantable tissue-matched cells for an intended transplant recipient. However, our research in this area is in its early stages and may not result in any commercially viable products for human health or agriculture.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

     We have incurred net operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Research support payments under the agreement with Kyowa Hakko expired in April 1998. Research payments under the agreement with Pharmacia & Upjohn expire in January 2000. We are unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, and do not expect to receive significant revenues from the sale of research-use-only kits. Our ability to achieve profitability is dependent on our ability, alone or with others, to:

     o     continue to have success with our research and development efforts;
     o     select therapeutic compounds for development;
     o     obtain the required regulatory approvals; and
     o     manufacture and market resulting products.

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

     Our ability to successfully develop and commercialize telomerase inhibition products depends on our corporate partnerships with Kyowa Hakko and Pharmacia & Upjohn, and our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate partnership with Roche Diagnostics. Under our collaborative agreements with these partners, we rely significantly on them, among other activities, to:

     o     design and conduct advanced clinical trials;
     o     fund research and development activities with us;
     o     pay us fees upon the achievement of  milestones; and
     o co-promote with us any commercial products that result from our collaborations.

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

UNEXPECTED COSTS AND OTHER DIFFICULTIES ARISING FROM OUR ACQUISITION OF ROSLIN BIO-MED LTD. AND SIMULTANEOUS RESEARCH COLLABORATION WITH THE ROSLIN INSTITUTE MAY DRAIN HUMAN AND FINANCIAL RESOURCES, OR OTHERWISE NEGATIVELY AFFECT OUR OPERATIONS

     With our acquisition of Roslin Bio-Med and formation of the research collaboration with the Roslin Institute, the scope of our business and operations has expanded. As a result, we may be presented with operational issues that we have not previously faced as a company, but which generally accompany acquisitions and research collaborations of this nature, including:

     o the difficulty of assimilating Roslin Bio-Med's operations and personnel;
     o the potential disruption of ongoing business and distraction of management;
     o unanticipated expenses related to technology and research integration;
     o the difficulty of implementing and maintaining uniform standards, controls, procedures and policies;
     o the potential impairment of relationships with employees and collaborators as a result of integration of new management personnel; and
     o the potential unknown liabilities associated with acquired businesses.

     We cannot assure you that we will be able to overcome any of these obstacles, and our failure to do so could prevent us from achieving the perceived benefits of the acquisition and collaboration as well as negatively impact our research activities and results of operations.

THE ACQUISITION OF ROSLIN BIO-MED HAS SUBJECTED US TO THE UNCERTAINTY INHERENT IN INTERNATIONAL OPERATIONS, AND WE HAVE LIMITED EXPERIENCE WITH INTERNATIONAL OPERATIONS

     To date, we have only limited experience in managing operations internationally. Our acquisition of Roslin Bio-Med represents our first experience in managing international operations. As a result of our international expansion, we are now subject to the uncertainties inherent in international operations, including:

     o     unexpected changes in regulatory requirements;
     o     compliance with international laws;
     o difficulties in staffing and managing international operations including those that arise as a result of distance, language and cultural differences;
     o     currency exchange rate fluctuations;
     o     political instability;
     o     export restrictions; and
     o     potentially adverse tax consequences.

     One or more of these factors could have a material adverse effect on our future international operations, the success of our acquisition of Roslin Bio-Med and, consequently, on our business, operating results, and financial condition. Similarly, our collaborations with international partners such as the Roslin Institute, Pharmacia & Upjohn, Kyowa Hakko and Roche Diagnostics could also subject us to the above described international uncertainties.

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

     We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of potential products

     Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. We cannot assure you that our technologies do not and will not infringe the patents or proprietary rights of others. In the event our technologies do infringe on the rights of others, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to these patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our breach of an existing license or failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

     Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard, we cannot assure you that independent patents will issue from any of our patent applications, some of which include many interrelated applications directed to common or related subject matter. As a result, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to telomerase and telomere length technology and we may have to obtain licenses to use this technology. For example, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to our research, development and commercialization efforts. We may also become aware of discoveries and technology controlled by third parties that are advantageous to our other research programs. We cannot assure you that our discoveries and treatments can be further developed and commercialized without a license to these discoveries or technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop similar technology, and we may not be successful in this regard. If we cannot acquire or develop necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one of our competitors could acquire or license the necessary technology. Any of these events could have a material adverse effect on our business.

     We cannot assure you that we will not be subject to claims or litigation as a result of entering into license agreements with third parties or infringing on the patents of others. For example, we signed a licensing and sponsored research agreement relating to our pluripotent stem cell therapies program with The Johns Hopkins University School of Medicine in August 1997. Prior to signing this agreement, we had been informed by a third party that we and Johns Hopkins University would violate the rights of that third party and another academic institution in doing so. After a review of the correspondence with the third party and Johns Hopkins University, as well as related documents, including an issued U.S. patent, we believe that both we and Johns Hopkins University have substantial defenses to any claims that might be asserted by the third party. We have agreed to provide indemnification to Johns Hopkins University relating to potential claims. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from our research programs. We cannot assure you that we would be successful if the matter is litigated. If the outcome of litigation is unfavorable to us, our business could be materially and adversely affected.

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

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

     We will require substantial capital resources in order to conduct our operations and develop our products. Based on current projections, we estimate that our existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, interest income and equipment financing will be sufficient to fund our current level of operations to the end of the year 2000. The timing and degree of any future capital requirements will depend on many factors, including:

     o the accuracy of the assumptions underlying our estimates for our capital needs in 1999 and beyond;
     o continued scientific progress in our research and development programs;
     o     the magnitude and scope of our research and development programs;
     o our ability to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing;
     o     our progress with preclinical and clinical trials;
     o     the time and costs involved in obtaining regulatory approvals;
     o the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
     o     the potential for new technologies and products.

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

     The pharmaceutical and biopharmaceutical industries are intensely competitive. We believe that other pharmaceutical and biopharmaceutical companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres, telomerase, human pluripotent stem cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies, and by academic and other research organizations. Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. The pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

     o     research and development;
     o     manufacturing;
     o     preclinical and clinical testing;
     o     obtaining regulatory approvals; and
     o     marketing.

     Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. There is also competition for access to libraries of compounds to use for screening. Should we fail to secure and maintain access to sufficiently broad libraries of compounds for screening potential targets, our business would be materially harmed. In addition to the above factors, we expect to face competition in the following areas:

     o     product efficacy and safety;
     o     the timing and scope of regulatory consents;
     o     availability of resources;
     o     reimbursement coverage;
     o     price; and
     o patent position, including potentially dominant patent positions of others.

     As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than us. Most significantly, competitive products may render products that we develop obsolete.

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

THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF THE PLURIPOTENT STEM CELL THERAPIES AND NUCLEAR TRANSFER PROGRAMS COULD PREVENT US FROM DEVELOPING OR GAINING ACCEPTANCE FOR COMMERCIALLY VIABLE PRODUCTS IN THIS AREA

     Our pluripotent stem cell therapies program may involve the use of human pluripotent stem cells that would be derived from human embryonic or fetal tissue. The use of human pluripotent stem cells gives rise to ethical, legal and social issues regarding the appropriate utilization of these cells. In the event that our research related to human pluripotent stem cell therapies becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

     In addition, our nuclear transfer program involves the same techniques that have previously been utilized to clone sheep. It is possible that these nuclear transfer techniques could also be utilized in attempts to reproductively clone living human beings, an application that we believe to be unnecessary and unethical. Although we and the Roslin Institute support the current international prohibitions on human reproductive cloning, the process of nuclear transfer itself still gives rise to ethical, legal and social issues regarding the appropriate nature of this type of research. In the event that our research related to nuclear transfer becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

     We have established an Ethics Advisory Board comprised of independent and recognized medical ethicists to advise us with respect to these issues. Indeed, the use of human pluripotent stem cells and nuclear transfer techniques in scientific research are issues of national interest. Many research institutions, including several of our scientific collaborators, have adopted policies regarding the ethical use of these types of human cells. These policies may have the effect of limiting the scope of research conducted in this area. The United States government currently does not fund research that involves the use of human pluripotent cells or tissue and may in the future regulate or otherwise restrict its use. The pluripotent stem cell therapies program would be significantly harmed if we are prevented from conducting research on these cells due to government regulation or otherwise. Also, in the event that regulatory bodies ban nuclear transfer processes, our nuclear transfer program could be cancelled and our business could be negatively affected.

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

     o     manufacturing;
     o     labeling;
     o     selling;
     o     distributing;
     o     marketing;
     o     advertising; and
     o     promoting.

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

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

     o significantly harm the marketing of any products that we or our collaborative partners develop;
     o impose costly procedures upon our activities or the activities of our collaborative partners;
     o diminish any competitive advantages that we or our collaborative partners may attain; or
     o adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the time and resources, both economic and otherwise, that are necessary, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, this approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

     o     recall or seizure of products;
     o     injunction against manufacture, distribution, sales and marketing;
           and
     o     criminal prosecution.

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

     We cannot assure you that any products successfully developed by us or by our collaborative partners, if approved for marketing, will achieve market acceptance since physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

     o our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;
     o our ability to create products that are superior to alternatives currently on the market;
     o our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
     o     reimbursement policies of government and third-party payors.

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

     In both domestic and foreign markets, sales of our products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

     o     government health administration authorities;
     o     private health insurers;
     o     health maintenance organizations; and
     o     pharmacy benefit management companies.

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

     Sales of a substantial number of shares of our common stock in the public market in the future could significantly and negatively affect the market price for our common stock. As of August 11, 1999, we had outstanding approximately 16,487,446 shares of common stock. As of August 11, 1999, we also have reserved 5,764,461 shares of common stock for issuance upon exercise of outstanding warrants and options that we issued to our employees and other entities.

     The conversion of the remaining unconverted series A and B convertible debentures, and the exercise of the series A and B warrants would result in our issuance of a minimum of 2,200,000 additional shares of common stock in the aggregate. Of the aggregate principal amount of $7.5 million series A convertible debentures, an aggregate principal amount of $2.5 million remain outstanding which, if converted, would result in our issuance of an aggregate of 250,000 shares of common stock. If all of the series A warrants were exercised, the series A warrants would be exercisable into an aggregate of 625,000 shares of common stock. Of the aggregate principal amount of $7.5 million series B convertible debentures, an aggregate principal amount of $7.0 million remain outstanding which, if converted, would result in our issuance of an aggregate of 700,000 shares of common stock. If all of the series B warrants were exercised, the series B warrants would be exercisable into an aggregate of 625,000 shares of common stock. This number of shares could prove to be significantly greater, and you would be increasingly diluted, in the event that the conversion or exercise prices are reduced because we:

     o have a rights offering, or a similar offering of securities to all investors, at less than the conversion or exercise price per share respectively; or
     o issue common stock or securities convertible into common stock, other than related to our option plans or in connection with a strategic joint venture, at a price less than the conversion price per share.

     In connection with the acquisition of Roslin Bio-Med, we issued 1,891,371 shares of our common stock in exchange for all the outstanding shares of Roslin Bio-Med and have assumed Roslin Bio-Med's fully vested options, which when exercised would amount to an aggregate of 208,629 shares of our common stock. We are contractually required to file a registration statement on Form S-3 within 120 days following May 3, 1999 covering the registration of these shares for resale. Of the 2,100,000 total shares issued and issuable to Roslin Bio-Med shareholders, 860,000 shares are held in escrow. Subject to claims against the shares held in escrow, 545,000 of these shares will be released from escrow to the former Roslin Bio-Med shareholders in November 1999 and the remaining 315,000 shares will be released from escrow to the former Roslin Bio-Med shareholders in May 2000. Pursuant to a license agreement and a professional services agreement, we have also agreed to issue and register for resale an aggregate of an additional 195,000 shares of our common stock. Upon their registration, which we expect to occur by the end of the third quarter of 1999, all of these shares will also be eligible for sale and freely transferable in the public market. Additionally, one of our current strategic partners and shareholders, Pharmacia & Upjohn, has contractually agreed not to sell the 696,787 shares of common stock that it holds until April 2000, at which time these shares will be eligible for sale and freely transferable in the public market.

OUR STOCK PRICE MAY BE ADVERSELY IMPACTED AS A RESULT OF THE ACQUISITION OF ROSLIN BIO-MED LTD. OR THE RESEARCH COLLABORATION WITH THE ROSLIN INSTITUTE IF WE ARE UNABLE TO ACHIEVE THE PERCEIVED BENEFITS OF THE TRANSACTIONS

     The market price of our common stock may decline as a result of the acquisition of Roslin Bio-Med or the research collaboration with the Roslin Institute if the integration of Roslin Bio-Med into our operations is unsuccessful or if the combined company or the research collaboration does not achieve the perceived benefits as rapidly or to the extent anticipated.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and June 1999, our stock price traded as high as $24.50 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

     o     depth of the market for our common stock;
     o     the experimental nature of our prospective products;
     o     fluctuations in our operating results;
     o market conditions relating to the biopharmaceutical and pharmaceutical industries;
     o any announcements of technological innovations, new commercial products or clinical progress or lack thereof by us, our collaborative partners or our competitors; or
     o announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations.

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

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. In March 1998, we designated and issued 15,000 shares as series A preferred stock, all of which have since been converted into common stock or redeemed. As of the date of this Form 10-Q, the Board of Directors still has authority to designate and issue up to 2,985,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

PROVISIONS IN OUR CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, WHICH MAY PREVENT HOLDERS OF OUR COMMON STOCK FROM BENEFITING FROM WHAT THEY BELIEVE MAY BE THE POSITIVE ASPECTS OF ACQUISITIONS AND TAKEOVERS.

     In addition to the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

     o     prevent stockholders from taking actions by written consent;
     o divide the board of directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year; and
     o set forth procedures for nominating directors and submitting proposals for consideration at stockholders' meetings.

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

YEAR 2000 PROBLEMS COULD AFFECT OUR DAY-TO-DAY OPERATIONS AND CAUSE SIGNIFICANT ECONOMIC LIABILITIES

     Potential year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or laboratory equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to:

     o     process transactions;
     o     send checks;
     o     perform research and development activities; or
     o     engage in similar normal business activities.

     Based on a recent assessment, we have determined that we will be required to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 and beyond. These software programs include our accounting package and voicemail system. We presently believe that with modifications to existing software and conversions to new software, potential year 2000 problems will not pose significant operational problems for our computer systems. However, if these modifications and conversions are not made, or are not completed timely, potential year 2000 problems could have a significant and negative impact on our operations.

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

     Interest Rate Sensitivity. The fair value of Geron's investments in marketable securities at June 30, 1999 was $34.6 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 28, 1999, at 9:00 a.m. local time at the Company headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 11,092,009 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

     (a) As listed below, all of the nominees for Class III Directors were elected at the meeting:

                                     NO. OF COMMON          NO. OF COMMON
           NAME OF NOMINEE            VOTES IN FAVOR      VOTES ABSTAINING
           ---------------            --------------      ----------------
         Alexander E. Barkas, Ph.D.    10,792,322             299,677
         Robert B. Stein               10,792,322             299,677

     (b) The approval of an amendment to the Company's 1996 Directors' Option Plan to increase the number of shares reserved for issuance under such Plan by 250,000 shares and to revise certain terms with respect to stock options granted under such Plan. There were 5,185,941 shares of Common Stock voting in favor, 885,426 shares of Common Stock voting against and 126,715 shares of Common Stock abstaining.

     (c) The approval of an amendment to the Company's 1992 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such Plan by 600,000 shares. There were

         5,003,872 shares of Common Stock voting in favor, 1,053,251 shares of Common Stock voting against and 140,959 shares of Common Stock abstaining.

     (d) The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1999. There were 10,918,499 shares of Common Stock voting in favor, 104,130 shares of Common Stock voting against and 69,380 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     (i) The Company filed the following reports on Form 8-K related to the Roslin Bio-Med Ltd. acquisition:

         Form 8-K
         Report Date: May 3, 1999
         Filing Date:  May 18, 1999
         Item 5:  Other Events
         Item 7(c):  Exhibits

         Form 8-K/A
         Report Date:  May 3, 1999
         Filing Date:  May 21, 1999
         Item 7(a):  Financial Statement of Business Acquired
         Item 7(b):  Pro Forma Condensed Combined Financial Information

         Form 8-K/A
         Report Date:  May 3, 1999
         Filing Date:  June 29, 1999
         Item 7(a):  Financial Statement of Business Acquired
         Item 7(b):  Pro Forma Condensed Combined Financial Information



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GERON CORPORATION

                                       By: /s/ THOMAS B. OKARMA
                                           -------------------------------------
                                           Thomas B. Okarma
                                           President and Chief Executive Officer
                                           (Duly Authorized Signatory)

Date: August 13, 1999

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
   27.1             Financial Data Schedule