Form 10-Q
period 1999-09-30
GERON CORPORATION
filed 1999-11-15
CIK 886744

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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
      (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

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

Class: Common Stock $0.001 par value       Outstanding at November 11, 1999: 16,788,293

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

 Item 1:     Financial Statements.....................................................  3

             Condensed Consolidated Balance Sheets as of September 30, 1999 and
             December 31, 1998........................................................  3

             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998............................  4

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998........................................  5

             Notes to Financial Statements............................................  6

 Item 2:     Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................  9

 Item 3:     Quantitative and Qualitative Disclosures About Market Risk............... 27

                                    PART II. OTHER INFORMATION

 Item 1:     Legal Proceedings........................................................ 27

 Item 2:     Changes In Securities and Use of Proceeds................................ 27

 Item 3:     Defaults upon Senior Securities.......................................... 27

 Item 4:     Submission of Matters to a Vote of Security Holders...................... 27

 Item 5:     Other Information........................................................ 27

 Item 6:     Exhibits and Reports on Form 8-K......................................... 28

SIGNATURES   ......................................................................... 28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                 SEPTEMBER 30,        DECEMBER 31,
                                                    1999                  1998
                                                 -------------        ------------
                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents ..............        $  27,794             $ 16,360
  Short-term investments .................           13,904                8,109
  Interest and other receivables .........              599                  661
  Other current assets ...................              601                  685
                                                  ---------             --------
          Total current assets ...........           42,898               25,815
Long-term investments ....................            4,759               15,954
Property and equipment, net ..............            3,948                2,336
Intangibles ..............................           15,993                   --
Deposits and other assets ................              625                  351
                                                  ---------             --------
                                                  $  68,223             $ 44,456
                                                  =========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................        $     546             $  1,184
  Accrued liabilities ....................            3,521                1,220
  Current portion of accrued research
    funding commitment ...................            1,515                   --
  Deferred revenue .......................               --                  244
  Current portion of capital lease
    obligations and equipment loans ......            1,170                  906
                                                  ---------             --------
          Total current liabilities ......            6,752                3,554
Noncurrent portion of capital lease
    obligations and equipment loans ......            1,980                1,300
Accrued research funding commitment ......           14,322                   --
Convertible debentures ...................           19,851                6,801
Commitments
Redeemable convertible preferred stock ...               --                3,610
Stockholders' equity:
Common stock .............................               15                   13
Additional paid-in-capital ...............          121,308               88,055
Notes receivable from stockholders .......              (60)                  (4)
Deferred compensation ....................             (986)              (1,383)
Accumulated deficit ......................          (94,910)             (57,520)
Accumulated other comprehensive
    (loss)/income ........................             (119)                  30
Cumulative translation adjustment ........               70                   --
                                                  ---------             --------
          Total stockholders' equity .....           25,318               29,191
                                                  ---------             --------
                                                  $  68,223             $ 44,456
                                                  =========             ========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                   --------------------------------          --------------------------------
                                                       1999                1998                 1999                 1998
                                                   -----------          -----------          -----------          -----------
Revenues from collaborative agreements .......     $     1,250          $     1,494          $     3,994          $     5,212
License fees and royalties ...................              26                   34                  123                   76
                                                   -----------          -----------          -----------          -----------
     Total revenues ..........................           1,276                1,528                4,117                5,288
Operating expenses:
  Research and development ...................           7,028                3,839               15,973               11,272
  Acquired research technology ...............              --                   --               23,403                   --
  General and administrative .................           1,210                  994                3,572                2,814
                                                   -----------          -----------          -----------          -----------
     Total operating expenses ................           8,238                4,833               42,948               14,086
                                                   -----------          -----------          -----------          -----------
Loss from operations .........................          (6,962)              (3,305)             (38,831)              (8,798)
Interest and other income ....................             782                  627                2,435                1,994
Interest and other expense ...................            (760)                 (83)              (1,887)                (249)
                                                   -----------          -----------          -----------          -----------
Net loss .....................................     $    (6,940)         $    (2,761)         $   (38,283)         $    (7,053)
Accretion of redemption value of redeemable
 convertible preferred stock .................              --                   --                  (73)                  --
                                                   -----------          -----------          -----------          -----------
Net loss applicable to common stockholders....     $    (6,940)         $    (2,761)         $   (38,356)         $    (7,053)
                                                   ===========          ===========          ===========          ===========
Basic and diluted net loss per share .........     $     (0.42)         $     (0.25)         $     (2.55)         $     (0.63)
                                                   ===========          ===========          ===========          ===========
Weighted  average  shares used in
 computing basic  and diluted net loss
 per share ...................................      16,499,403           11,236,561           15,043,967           11,125,258
                                                   ===========          ===========          ===========          ===========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Cash flows from operating activities:
  Net loss ................................................    $(38,283)        $ (7,053)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ........................       1,038              811
     Interest from convertible debentures .................       1,131               --
     Issuance of common and preferred stock in
      exchange for services rendered ......................       1,392              434

     Issuance of common stock in acquisition for
      purchased research ..................................      24,838               --
     Deferred compensation ................................         398              217
  Changes in assets and liabilities:
     Other current and noncurrent assets ..................       1,066              466
     Other current and noncurrent liabilities .............         562             (577)
     Translation adjustment ...............................         207               --
                                                               --------         --------
Net cash used in operating activities .....................      (7,651)          (5,702)
Cash flows from investing activities:
  Capital expenditures ....................................      (2,487)            (516)
  Purchases of securities available-for-sale ..............     (12,864)         (25,119)
  Proceeds from sales/calls of securities
    available-for-sale ....................................       2,004               --
  Proceeds from maturities of securities
    available-for-sale ....................................      16,111           14,465
  Accrued research funding payments .......................      (1,538)              --
                                                               --------         --------
Net cash provided by (used in) investing activities .......       1,226          (11,170)
Cash flows from financing activities:
  Proceeds from equipment loans ...........................       1,907              498
  Payments of obligations under capital leases and
    equipment loans .......................................        (963)            (826)
  Redemption of preferred stock ...........................      (3,683)              --
  Proceeds from issuance of common and preferred
    stock, net ............................................         598           19,282
  Proceeds from issuance of debentures ....................      20,000               --
                                                               --------         --------
Net cash provided by financing activities .................      17,859           18,954
                                                               --------         --------
Net increase in cash and cash equivalents .................      11,434            2,082
Cash and cash equivalents at the beginning of the
 period ...................................................      16,360            4,122
                                                               --------         --------
Cash and cash equivalents at the end of the period ........    $ 27,794         $  6,204
                                                               ========         ========

                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated unaudited balance sheet as of September 30, 1999 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

        The consolidated financial statements include the accounts of Geron Corporation, and its wholly owned subsidiary, Geron Bio-Med Ltd., a company organized under the laws of the United Kingdom. All material intercompany accounts, transactions, and expenses have been eliminated in consolidation.

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

Net Loss Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,334,937 and 1,359,846 shares for 1999 and 1998, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value).

2. CASH EQUIVALENTS AND INVESTMENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of September 30, 1999, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 16 months.

3. CONVERTIBLE DEBENTURES

        SERIES A AND B DEBENTURES AND WARRANTS

        On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures and warrants to purchase 1,250,000 shares of Common Stock to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of

$10.00 per share. One-half of the proceeds were funded upon signing the agreement, at which time $7.5 million of series A convertible debentures and warrants to purchase 625,000 shares of Common Stock were issued. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. The warrants are exercisable at $12.00 per share at any time through June 2000. The proceeds of $7.5 million from the issuance of the series A convertible debentures and warrants were allocated between the series A convertible debentures and the warrants as follows: $6.8 million to the debentures and $719,000 to the warrants. The series A convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method.

        During the third quarter of 1999, an aggregate principal amount of $500,000 of series A convertible debentures were issued into 50,000 shares of Geron Common Stock at $10.00 per share. As of September 30, 1999, $2.5 million of series A convertible debentures and warrants to purchase 625,000 shares of Common Stock remained outstanding.

        In June 1999, $7.5 million of series B convertible debentures and warrants to purchase 625,000 shares of Common Stock were sold under the agreement entered into in December 1998. The price and terms of the series B convertible debentures were identical to the series A convertible debentures. In connection with the issuance of the series B convertible debentures and warrants, the Company recorded approximately $562,500 in interest expense for the difference between the fair value of the Common Stock on the date of signing and the conversion price of the debentures. The warrants are exercisable at $12.00 per share at any time through November 2000. The $7.5 million proceeds from the series B convertible debentures and warrants were allocated between the series B convertible debentures and the warrants as follows: $6.8 million to the debentures and $719,000 to the warrants. The series B convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method.

        During the third quarter of 1999, an aggregate principal amount of $2.0 million of series B convertible debentures were converted into 200,000 shares of Geron Common Stock at $10.00 per share. As of September 30, 1999, $5.5 million of series B convertible debentures and warrants to purchase 625,000 shares of Common Stock remained outstanding.

        SERIES C DEBENTURES AND WARRANTS

        On September 30, 1999, the Company sold $12.5 million in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days.

        The warrants to purchase 1,000,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of Common Stock are exercisable at $12.75 per share. The warrants are exercisable for Common Stock at the option of the holder until the earlier of (i) 540 days after our authorized Common Stock is duly increased by at least 1,710,381 shares or (ii) September 21, 2001.

        As of the date of issuance of the series C convertible debentures, the Company did not have sufficient authorized common shares to permit the holder to fully convert the series C debentures and exercise the warrants. The Company has agreed to request stockholder approval by March 31, 2000 of an increase in its authorized common shares to allow for the full conversion of the series C debentures and exercise of the series C warrants. In the event the Company does not obtain stockholder approval prior to March 31, 2000, the Company will be in default under the debenture and will be obligated to redeem the debentures at the request of the series C convertible debenture holders at the greater of 115% of the principal amount of the debentures or an amount equal to the fair value of the common stock such debentures would have converted into plus expenses. As of September 30, 1999, the redemption amount would be $14,375,000. The debentures will be accreted to the redemption amount over the period from September 30, 1999 to March 31, 2000 using the interest method. However, if the Company obtains stockholder approval prior to March 31, 2000 of a sufficient increase in its authorized common shares to allow for the full conversion of the debentures and exercise of the warrants, no additional amounts will be accreted after the date at which the approval is obtained.

        On the date of issuance of the debentures, the Company recorded approximately $305,000 in interest expense for the difference between the fair value of the Company's Common Stock on September 30, 1999 and the conversion price of the debentures. The value of the warrants was determined to be $1,265,000. The Company will not record the value of the warrants until the authorization of additional shares is obtained. At that time, consistent with the provisions of EITF 98-5, which is effective for transactions occurring after May 20, 1999, the Company will record the value of the warrants as a credit to additional paid-in-capital and the offsetting debit will be recorded to interest expense.

4. SEGMENT INFORMATION

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

5. UNAUDITED PRO FORMA FINANCIAL INFORMATION

        The unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1999 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1999. The unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1998 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1998.

                                                      NINE MONTHS ENDED     NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                      ------------------    ------------------
Revenues ...........................................        $  4,117             $  5,288
Net loss ...........................................        $(41,869)            $(34,359)
Basic and diluted net loss per share ...............        $  (2.62)            $  (2.63)

6. CONSOLIDATED STATEMENT OF CASH FLOW DATA

                                                      NINE MONTHS ENDED     NINE MONTHS ENDED
(IN THOUSANDS)                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                      ------------------    ------------------
Supplementary investing and financing activities

Common stock issued under purchase plan ............        $   105                $ 75
Notes receivable from stockholders .................        $   (59)               $ --
Valuation of warrants issued with convertible
   debentures ......................................        $   719                $ --
Accretion of premium on convertible preferred
   stock ...........................................        $    73                $ --

Accrued research funding commitment ................        $17,187                $ --
Conversion of convertible debentures, net ..........        $ 6,555                $ --
Net unrealized gain (loss) on
   available-for-sale securities ...................        $  (149)               $(43)

                                GERON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, in the section of this Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q.

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

        On September 30, 1999, the Company sold $12.5 million in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. The warrants to purchase 1,000,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of Common Stock are exercisable at $12.75 per share. The warrants are exercisable for Common Stock at the option of the holder until the earlier of (i) 540 days after our authorized Common Stock is duly increased by at least 1,710,381 shares or (ii) September 21, 2001. As of the date of issuance of the series C convertible debentures and warrants, the Company did not have sufficient authorized common shares to allow for the series C debenture holder to fully convert the series C debentures and exercise the warrants. The Company has agreed to request stockholder approval by March 31, 2000 of an increase in its authorized common shares to allow for the full conversion of the series C debentures and exercise of the series C warrants.

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

RESULTS OF OPERATIONS

REVENUES

        Contract revenues were $1.3 million and $4.0 million for the three and nine months ended September 30, 1999, respectively, compared to $1.5 million and $5.2 million for the comparable periods in 1998. Contract revenues in 1999 were from research support payments under the Company's collaborative agreement with Pharmacia & Upjohn (the "Pharmacia & Upjohn Agreement"). Contract revenues in 1998 were from research support payments under the Pharmacia & Upjohn Agreement and the Kyowa Hakko Agreement. Research support payments of $1.25 million per quarter are required to be made under the Pharmacia & Upjohn Agreement until January 2000. Research support payments under the Kyowa Hakko Agreement expired in April 1998 in accordance with the terms of the Kyowa Hakko Agreement. The Company recognizes revenue as related research and development costs are incurred under the collaborative agreements.

        The Company receives license payments and royalties from license and marketing agreements with various diagnostic collaborators. Royalties of $26,000 and $83,000, for the three and nine months ended September 30, 1999, respectively, were received from licensees, including Kyowa Medex Co., Ltd, Intergen and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market, compared to $34,000 and $76,000 for the comparable periods in 1998. License fees of none and $50,000 were received for the three and nine months ended September 30, 1999. No license fees were received for the comparable periods in 1998.

RESEARCH AND DEVELOPMENT EXPENSES AND ACQUIRED RESEARCH EXPENSES

        Research and development expenses were $7.0 million and $16.0 million for the three and nine months ended September 30, 1999, respectively, compared to $3.8 million and $11.3 million for the comparable periods in 1998. The increase in research and development expenses in the 1999 periods from the comparable 1998 periods reflected an increase in scientific headcount associated with the continued development of the Company's research programs. The Company expects research and development expense to increase in the future as a result of increasing development of its research programs toward products.

        Acquired research expenses were the result of the acquisition of Roslin Bio-Med. The acquisition was accounted using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset which is being amortized using the interest method over six years. The total purchase price of $44.4 million also included acquisition costs of $2.9 million.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $1.2 million and $3.6 million for the three and nine months ended September 30, 1999, respectively, compared to $994,000 and $2.8 million for the comparable periods in 1998. The increase in general and administrative expenses in 1999 from 1998 was due to the addition of administrative personnel in Scotland as a result of the acquisition of Roslin Bio-Med. The Company expects that general and administrative expenses will increase in the future as it continues to integrate its new overseas operations.

INTEREST AND OTHER INCOME

        Interest income was $506,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively, compared to $532,000 and $1.4 million for the comparable periods in 1998. The overall increase in interest income is due to higher cash balances in 1999 than 1998 as a result of the Company acquiring approximately $4.0 million of cash from Roslin Bio-Med and the sale of debentures in December 1998, June 1999 and September 1999. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. The Company also received $276,000 and $846,000 in research payments under government grants for the three and nine months ended September 30, 1999, respectively, compared to $95,000 and $572,000 for the comparable periods in 1998. The Company does not expect income from government grants to be significant in the foreseeable future.

INTEREST AND OTHER EXPENSE

        Interest and other expense was $760,000 and $1.9 million for the three and nine months ended September 30, 1999, respectively, compared to $83,000 and $249,000 for the comparable periods in 1998. In connection with the issuance of the series C convertible debentures, the Company recorded approximately $305,000 in interest expense in September 1999 for the difference between the fair value of the Common Stock on the date of signing and the conversion price of the debentures. In addition, the Company is accreting the value of the warrants issued with series A and B debentures to the redemption value of the debentures using the interest method.

        The value of the series C warrants was determined to be $1,265,000. The Company will not record the value of the warrants until the authorization of additional shares is obtained. At that time, consistent with the provisions of EITF 98-5, which is effective for transactions occurring after May 20, 1999, the Company will record the value of the warrant as a credit to additional paid-in-capital and the offsetting debit will be recorded to interest expense. In addition, the Company will accrete the series C debentures to the redemption amount from September 30, 1999 to March 31, 2000 using the interest method. The Company expects interest and other expense to increase in the future as a result of debenture financings.

NET LOSS

        Net loss was $6.9 million and $38.3 million for the three and nine months ended September 30, 1999, respectively, compared to $2.8 million and $7.1 million for the comparable periods in 1998. The increase for the three months ended September 30, 1999 was primarily due to the additional research funding to the Roslin Institute as well as the operations of Geron's new subsidiary in Scotland. The increase for the nine months ended September 30, 1999, was mainly the result of the acquired research from Roslin Bio-Med of approximately $23.4 million. Excluding the effect of the expense of the Roslin Bio-Med purchase, the Company continues to expect net loss to increase from the current levels as it continues to develop its internal and external programs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at September 30, 1999 were $46.5 million compared to $40.4 million at December 31, 1998. The increase in cash, cash equivalents and investments in the nine months ended September 30, 1999 was the net result of sale of the series B and C convertible debentures and warrants, the redemption of the remaining shares of the series A Preferred Stock and the costs incurred for the acquisition of Roslin Bio-Med. It is the Company's investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

        Net cash used in operations increased to $7.7 million for the nine months ended September 30, 1999 compared to $5.7 million for the comparable period in 1998. The increase resulted primarily from a higher net loss recognized in 1999 as a result of the acquisition of Roslin Bio-Med.

        For the nine months ended September 30, 1999, additions of equipment and leasehold improvements totaled approximately $2.5 million, most of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing facility are expected to total $1.2 million, $1.2 million, $848,000, $720,000 and $132,000 in 1999, 2000, 2001, 2002 and 2003,
respectively. As of September 30, 1999, the Company had approximately $796,000 available for borrowing under its equipment financing facility. The drawdown period under the equipment financing facility expires on August 31, 2000.

        The Company maintains agreements with academic and research institutions to fund certain scientific research. Minimum annual payments due under these agreements, other than the Roslin Institute, are expected to total approximately $1.6 million and $405,000 in 1999 and 2000, respectively. As of September 30, 1999, the Company has made payments of approximately $1.3 million to academic and research institutions, excluding the Roslin Institute. In May 1999, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20.5 million in research funding over the next six years to be paid in installments of approximately $580,000 per quarter. As of September 30, 1999, the Company has paid approximately $1.5 million to the Roslin Institute.

        On September 30, 1999, the Company sold $12.5 million in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days.

        The warrants to purchase 1,000,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of Common Stock are exercisable at $12.75 per share. The warrants are exercisable for Common Stock at the option of the holder until the earlier of (i) 540 days after our authorized Common Stock is duly increased by at least 1,710,381 shares or (ii) September 21, 2001.

        As of the date of issuance of the series C convertible debentures and warrants, the Company did not have sufficient authorized common shares to permit the holder to fully convert the series C debentures and exercise the warrants. The Company has agreed to request stockholder approval by March 31, 2000 of an increase in its authorized common shares to allow for the full conversion of the series C debentures and exercise of the series C warrants. In the event the Company does not obtain stockholder approval prior to March 31, 2000, the Company will be in default under the debentures and will be obligated to redeem the debentures at the request of the series C convertible debenture holders at the greater of 115% of the principal amount of the debentures or an amount equal to the fair value of the common stock such debentures would have converted into plus expenses. As of September 30, 1999, the redemption amount would be $14,375,000. The debentures will be accreted to the redemption amount over the period from September 30, 1999 to March 31, 2000 using the interest method. However, if the Company obtains stockholder approval prior to March 31, 2000 of a sufficient increase in its authorized common shares to allow for the full conversion of the debentures and exercise of the warrants, no additional amounts will be accreted after the date at which the approval is obtained.

        The Company has funded its operations primarily through public and private debt and equity financings. The Company has also received additional funding from collaborative agreements, grant revenues, interest income and equipment financing. The Company will seek additional funding through other strategic collaborations, public or private equity financings, or other financing sources.

        The Company estimates that its existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, interest income and equipment financing will be sufficient to fund its current level of operations to the end of the second quarter of 2001. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of available resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

        Based on its assessment, the Company determined that it was required to modify or replace certain portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. These software programs included the Company's accounting package and voicemail system. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

        The Company has completed formal communications with all of its significant suppliers, service providers and corporate partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimated time to complete included the estimated costs and time associated with the impact of third party Year 2000 issues and was based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be upgraded or converted and will not have an adverse effect on the Company's systems. Such suppliers, service providers and corporate partners include the Company's payroll service provider, local financial institutions and website maintenance organization.

        The Company utilized both internal and external resources to replace and test software for Year 2000 modifications. All of the Company's Year 2000 (Y2K) scheduled work is complete. The Y2K project phases included: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its computer systems and equipment. However, even with such modifications and conversions, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

        The total cost of the Year 2000 project was estimated at $200,000 and was funded through current cash holdings. Of the total project cost, approximately $100,000 was attributable to the purchase of new software and equipment, which was capitalized. The remaining $100,000, which was expensed as incurred, did not have a material effect on the Company's results of operations. To date, the Company has incurred approximately $200,000 ($100,000 capitalized for new systems and $100,000 expensed), related to the assessment of, and efforts on, its year 2000 project.

        The costs of the project was based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that additional costs may be incurred after the Year 2000.

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

        Our research related to nuclear transfer may not result in any commercially viable products

        Nuclear transfer techniques are still in the process of being fully understood. Our research collaboration with the Roslin Institute focuses at its most fundamental level on understanding the molecular mechanisms used by egg cell cytoplasm to reprogram adult cells. Our goal is to confer reprogramming capability to the cytoplasm of any mature cell in order to produce transplantable tissue-matched cells for an intended transplant recipient. However, our research in this area is in its early stages and may not result in any commercially viable products for human health or agriculture.

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

        We have incurred net operating losses every year since our operations began in 1990. As of September 30, 1999, our accumulated deficit was approximately $94.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Research support payments under the agreement with Kyowa Hakko expired in April 1998. Research payments under the agreement with Pharmacia & Upjohn expire in January 2000. We are unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, and do not expect to receive significant revenues from the sale of research-use-only kits. Our ability to achieve profitability is dependent on our ability, alone or with others, to:

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

        In May 1999, we acquired Roslin Bio-Med, a private company located in Scotland which was established by the Roslin Institute to develop nuclear transfer technology. Our acquisition of Roslin Bio-Med and formation of a research collaboration with the Roslin Institute have expanded the scope of our business and operations. As a result, we may be presented with operational issues that we have not previously faced as a company, but which generally accompany acquisitions and research collaborations of this nature, including:

        - the difficulty of assimilating Roslin Bio-Med's operations and personnel;
        - the potential disruption of ongoing business and distraction of management;
        - unanticipated expenses related to technology and research integration;
        - the difficulty of implementing and maintaining uniform standards, controls, procedures and policies;

        - the potential impairment of relationships with employees and collaborators as a result of integration of new management personnel; and

        - the potential unknown liabilities associated with acquired businesses.

        We cannot assure you that we will be able to overcome any of these obstacles, and our failure to do so could prevent us from achieving the perceived benefits of the acquisition and collaboration and negatively impact our research activities and results of operations.

        In addition, our agreement with the Roslin Institute obligates us to provide approximately $21 million in development funding. If we are unable to fulfill this significant obligation, the Roslin Institute could terminate the agreement and we would lose our rights to the technology.

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

        Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard we cannot assure you that independent patents will issue from any of our patent applications, some of which include many interrelated applications directed to common or related subject matter. As a result, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to telomerase and telomere length technology and we may have to obtain licenses to use this technology. For example, there are a number of issued patents and pending applications owned by others directed to differential display, stem cell and other technologies relating to our research, development and commercialization efforts. We may also become aware of discoveries and technology controlled by third parties that are advantageous to our other research programs. We cannot assure you that our discoveries and treatments can be further developed and commercialized without a license to these discoveries or technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop similar technology, and we may not be successful in this regard. If we cannot acquire or develop the necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one of our competitors could acquire or license the necessary technology. Any of these events could have a material adverse effect on our business.

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

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

        We will require substantial capital resources in order to conduct our operations and develop our products. We estimate that our existing capital resources, payments under the Pharmacia & Upjohn collaborative agreement, interest income and equipment financing will be sufficient to fund our current level of operations through the second quarter of 2001. The timing and degree of any future capital requirements will depend on many factors, including:

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

        Our pluripotent stem cell therapies program may involve the use of human pluripotent stem cells that would be derived from human embryonic or fetal tissue. The use of human pluripotent stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human pluripotent stem cell therapies becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

        In addition, our nuclear transfer program involves the same techniques that have previously been utilized to clone sheep. It is possible that these nuclear transfer techniques could also be used in attempts to reproductively clone living human beings, an application that we believe to be unnecessary and unethical. Although we and the Roslin Institute support the current international prohibitions on human reproductive cloning, the process of nuclear transfer itself still gives rise to ethical, legal and social issues regarding the appropriate nature of this type of research. In the event that our research related to nuclear transfer becomes the subject of adverse commentary or publicity, our name and goodwill could be adversely affected.

        We have established an Ethics Advisory Board comprised of independent and recognized medical ethicists to advise us with respect to these issues. Indeed, the use of human pluripotent stem cell and nuclear transfer techniques in scientific research is an issue of national interest. Many research institutions, including several of our scientific collaborators, have adopted policies regarding the ethical use of these types of human cells. These policies may have the effect of limiting the scope of research conducted in this area. The United States government currently does not fund research that involves the use of human pluripotent cells or tissue and may in the future regulate or otherwise restrict its use. The pluripotent stem cell therapies program would be significantly harmed if we are prevented from conducting research on these cells due to government regulation or otherwise. Also, in the event that regulatory bodies ban nuclear transfer processes, our nuclear transfer program could be cancelled and our business could be negatively affected.

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

        Sales of a substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of October 25, 1999, we had outstanding approximately 16,788,293 shares of common stock. As of October 25, 1999, we also had reserved 4,946,196 shares of common stock for issuance upon exercise of outstanding warrants and options that we issued to our employees and other entities.

        In addition, the conversion of outstanding debentures and the exercise of outstanding warrants would result in our issuance of a minimum of 4,369,512 additional shares of common stock in the aggregate. This number of shares could prove to be significantly greater, and you would be increasingly diluted, in the event that the conversion or exercise prices are reduced because we:

        - have a rights offering, or a similar offering of securities to all investors, at less than the conversion or exercise price per share respectively; or
        - issue common stock or securities convertible into common stock, other than under our stock plans or in connection with a strategic joint venture, at a price less than the conversion price per share.

        Current holders of our common stock will also be immediately and substantially diluted to the extent that the weighted average conversion and exercise price of any of the above-described convertible and exercisable securities is less than the price of our common stock on the date holders of these securities convert or exercise their convertible or exercisable securities.

        In connection with the acquisition of Roslin Bio-Med, we issued 2,100,000 shares of our common stock. We are contractually required to register these shares for resale within 120 days following May 3, 1999. We have filed a registration statement covering these shares. Of these shares 315,000 shares are held in escrow. Subject to claims against the shares held in escrow, these shares will be released from escrow to the former Roslin Bio-Med shareholders in May 2000.

        Pursuant to a professional services agreement, we have also agreed to issue and register for resale an additional 75,000 shares of our common stock. Further, in connection with a registration rights agreement with the holders of series C debentures and warrants, we have agreed to register for resale an aggregate of 2,899,390 shares of our common stock issuable upon conversion of series C debentures and exercise of series C warrants, subject to adjustment under certain circumstances. We anticipate this registration will occur in the first quarter of 2000. The registration of all the shares described above will cause them to be saleable in the public markets at the time of and following registration, and could cause downward pressure on the market price of our common stock. Additionally, one of our current strategic partners and stockholders, Pharmacia & Upjohn, has contractually agreed not to sell the 696,787 shares of common stock that it holds until April 2000, at which time these shares will be eligible for sale and freely transferable in the public market.

COMPLIANCE WITH CERTAIN PROVISIONS OF OUR OUTSTANDING DEBENTURES ARE SUBJECT TO OBTAINING APPROVAL OF OUR STOCKHOLDERS, WHICH IS OUTSIDE OUR CONTROL; FAILURE TO OBTAIN SUCH APPROVALS COULD REQUIRE US TO REDEEM THE DEBENTURES

        Currently, we do not have a sufficient number of authorized shares of common stock to fulfill our reserve requirements under our series C debentures and warrants. An increase in authorized capital would require the approval of our stockholders to amend our certificate of incorporation. Our failure to do so prior to March 31, 2000 would be an event of default under our series C debentures and would require us to redeem the remaining unconverted debentures at a 15% premium to their principal balance at such time. As of September 30, 1999, the redemption amount would be $14,375,000. We are accreting the debenture value to the redemption amount over the period from September 30, 1999 to March 31, 2000 using the interest method. However, if we obtain stockholder approval prior to March 31, 2000 to permit the full conversion of the debentures and exercise of the warrants, no additional amounts will be accreted after the date at which the approval is obtained.

        In addition, under the rules of the Nasdaq Stock Market, we may not issue shares upon conversion of the series A, B and C debentures in an aggregate amount greater than 19.99 percent of the number of shares outstanding prior to the issuance of the debentures without the prior approval of our stockholders. If, as a result of an adjustment in the conversion price of any of the debentures, we would be required to issue shares of our common stock in excess of such limitation and have not obtained stockholder approval to do so, we would be required to redeem the remaining debentures at a 15% premium to their principal balance at such time. As of the date of this 10-Q, approximately $20.5 million aggregate principal amount of debentures is outstanding, including $12.5 million of series C debentures. Redemption of a significant amount of debentures could deplete our cash reserves significantly.

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

        Historically, our stock price has been extremely volatile. Between January 1998 and September 1999, our stock price traded as high as $24.50 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

        Based our assessment, we were required to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 and beyond. These software programs included our accounting package and voicemail system. We presently believe that with modifications to existing software and conversions to new software, potential year 2000 problems will not pose significant operational problems for our computer systems. However, even with these modifications and conversions, potential year 2000 problems could have a significant and negative impact on our operations.

        We have completed formal communications with all of our significant suppliers, service providers and corporate partners to determine the extent to which our interface systems and other operations are vulnerable to those third parties' failure to remediate their own year 2000 issues. Our total year 2000 project cost and estimated time to complete included the estimated costs and time associated with the impact of third party year 2000 issues and was based on presently available information. However, we cannot assure you that the systems of other companies on which our systems rely will be upgraded or converted and will not have an adverse effect on our systems. Such suppliers, service providers and corporate partners include our payroll service provider, local financial institutions and website maintenance organization.

        The total cost of our year 2000 project was estimated at $200,000 and was funded through current cash holdings. Of the total project cost, approximately $100,000 was attributable to the purchase of new software and equipment, which was capitalized. The remaining $100,000, which was expensed as incurred, did not have a material effect on our results of operations. To date, we have incurred approximately $200,000 ($100,000 capitalized for new systems and $100,000 expensed), related to the assessment of, and efforts on, our year 2000 project.

        Although we do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the year 2000, we cannot assure you that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third party software and third party hardware that contains embedded software. The most reasonably likely worst case scenarios could include: (i) corruption of data contained in our internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties, such as electricity, phone service, water, transport and Internet services.

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

        Interest Rate Sensitivity. The fair value of Geron's investments in marketable securities at September 30, 1999 was $43.1 million. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

        Foreign Currency Exchange Risk. We participate in transactions primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. All transactions are currently made in U.S. dollars. However, more frequents transactions in the future may be in British pound sterling. A weakening of the dollar or strengthening of the pound sterling could make our transactions more costly.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the third quarter of 1999, an aggregate principal amount of $500,000 series A convertible debentures converted into 50,000 shares of Common Stock at $10.00 per share. An aggregate principal amount of $2.0 million of series B convertible debentures converted into 200,000 shares of Common Stock at $10.00 per share. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof as an exchange with existing security holders.

        On September 30, 1999, the Company sold $12.5 million in convertible two-percent coupon convertible debentures and warrants to purchase 1,100,000 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. The warrants to purchase 1,000,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of Common Stock are exercisable at $12.75 per share. These warrants are exercisable for Common Stock at the option of the holder until the earlier of (i) 540 days after our authorized Common Stock is duly increased by at least 1,710,381 shares or (ii) September 21, 2001. The debentures and warrants were issued pursuant to an exemption under the Securities Exchange Act of 1933 pursuant to Rule 506 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   10.1* License Agreement with Wisconsin Alumni Research Foundation
   10.2* Option Agreement with Wisconsin Alumni Research Foundation
   10.3* Amendment to the License Agreement with Wisconsin Alumni Research
         Foundation
   27.1  Financial Data Schedule

   * Certain portions of this exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

        (i) The Company filed a report on Form 8-K dated September 30, 1999 reporting the sale of convertible debentures and warrants.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GERON CORPORATION

                                            By: /s/ DAVID L. GREENWOOD
                                               --------------------------------
                                            David L. Greenwood
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Signatory)

Date: November 15, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.1*       License Agreement with Wisconsin Alumni Research Foundation
  10.2*       Option Agreement with Wisconsin Alumni Research Foundation
  10.3*       Amendment to the License Agreement with Wisconsin Alumni Research Foundation
  27.1        Financial Data Schedule

* Certain portions of this exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.