Form 10-Q/A
period 1999-09-30
GERON CORPORATION
filed 2000-01-21
CIK 886744

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

   10.1*   License Agreement with Wisconsin Alumni Research Foundation
   10.2(1) Option Agreement with Wisconsin Alumni Research Foundation 10.3(2) Amendment to the License Agreement with Wisconsin Alumni Research
           Foundation
   27.1(3) Financial Data Schedule

   * Certain portions of this exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(2) Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(3) Incorporated by reference to Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

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

Date: January 21, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.1*       License Agreement with Wisconsin Alumni Research Foundation

* Certain portions of this exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.