Form 10-K
period 1999-12-31
GERON CORPORATION
filed 2000-03-13
CIK 886744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 7, 2000, there were 18,607,078 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $996,412,682 based upon the closing price of the Common Stock on March 7, 2000 on The Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular, the factors described below in Part II, Item 7, under the heading "Additional Factors That May Affect Future Results."

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OUR TECHNOLOGY

  Telomeres and Telomerase: Their role in cellular aging and cancer

     Cells are the building blocks for all tissues in the human body, and cell division plays a critical role in the normal growth, maintenance and repair of human tissue. However, in the human body, cell division is a limited process. Depending on the tissue type, cells generally divide only 60 to 100 times during the course of their normal lifespan.

     We and our collaborators, have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as senescence or aging. Our collaborators have used mouse models to show that this type of cellular aging can cause numerous age-related degenerative changes in mammals. We believe that this cellular aging process, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including chronic liver disease, AIDS, macular degeneration or a chronic disease of the eyes often leading to vision loss, atherosclerosis or narrowing of arteries which reduces blood flow to internal organs, and impaired wound healing.

     We and our collaborators have demonstrated that telomeres serve as a molecular "clock" for cellular aging and that the enzyme telomerase, when introduced into normal cells, is capable of restoring telomere length or resetting the "clock," thereby increasing the lifespan of cells without altering their normal function or causing them to become cancerous. Human telomerase, a complex enzyme, is composed of a ribonucleic acid component, also known as RNA or hTR, and a protein component, also called hTERT. In 1994, we cloned the gene for hTR and in 1997, in collaboration with Dr. Thomas Cech at the University of Colorado, Boulder, we cloned the hTERT gene.

     Our work and that of others has shown that telomerase is not present in most normal cells and tissues, but that during tumor progression, telomerase is abnormally reactivated in all major cancer types. We have shown that unlike the mutations which cause cancer, the presence of telomerase only enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. Inhibiting telomerase activity should result in telomere shortening and therefore the aging and eventual death of the cancer cell.

  Human Pluripotent Stem Cells: A potential source for the manufacturing of replacement cells and tissues

     Stem cells generally are self-renewing primitive cells that can develop into functional, differentiated cells. Human pluripotent stem cells are unique because they can develop into all cells and tissues in the body. There are two types of human pluripotent stem cells, also called hPSCs: human embryonic stem cells, also known as hES cells, which are derived by our collaborators from donated in vitro fertilized blastocysts or very early-stage embryos; and human embryonic germ cells also known as hEG cells, which are derived from donated fetal material.

     In addition to their pluripotent characteristics, hES cells express telomerase and can therefore multiply or replicate indefinitely. The ability of hES cells to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore age, limiting their use in research or therapeutic applications. Human embryonic stem cells also maintain a structurally normal set of chromosomes even after prolonged growth in culture. They do not, for example, have any abnormal additions, deletions or rearrangements in their chromosomal structure as is characteristic of cell lines derived from tumors or immortalized by viruses. Although not as well characterized as hES cells, we believe that hEG cells will share most of the characteristics of hES cells.

     We intend to use hPSC technology to

     - enable development of transplantation therapies by providing standard starting material for the manufacture of cells and tissues,

     - facilitate pharmaceutical research and development practices by providing cells for screening, and assigning function to newly discovered genes, and

     - accelerate research in human developmental biology by identifying the genes that control human development.

  Nuclear Transfer: A potential mechanism for generating genetically matched cells and tissues

     Nuclear transfer is a method for generating human cells and whole animals whose genetic material is derived solely from the nucleus of a single cell obtained from a single individual. In this process, the nucleus containing all of the chromosomal DNA is removed, or enucleated, from the egg cell and replaced with the nucleus containing all of the chromosomal DNA from a donor somatic or non-reproductive cell. Fusion between the resulting egg cell and the donor somatic nucleus results in a new cell which gains a complete set of chromosomes derived entirely from the donor nucleus. After a brief culture period, the resulting embryo is implanted into the uterus of a female animal, where it can develop and produce the live birth of a cloned offspring. The offspring is a genetic clone of the animal from which the donor nucleus was obtained.

     In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute demonstrated with the birth of Dolly, the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, also known as the portion of the cell outside of the nucleus, to reprogram an adult nucleus. Reprogramming enables the adult differentiated cell nucleus to express all the genes required for full embryonic development of the adult animal. Since Dolly was cloned, the technique has been used to clone mice, goats and cattle from donor cells obtained from adult mice, goats and cattle, respectively.

     In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute which pioneered the use of nuclear transfer technology for the creation of cloned animals, in order to complement and strengthen our technology platform. We also entered into a research collaboration with the Roslin Institute to focus on understanding the molecular mechanisms used by animal egg cell cytoplasm to reprogram adult animal nuclei.

     A key objective of our collaboration with the Roslin Institute is to learn how to confer the reprogramming capability normally found in the egg cell cytoplasm to the cytoplasm of a somatic cell in order to eliminate reliance on harvested eggs. In this way, we believe that transplantable genetically-matched cells could be derived from pluripotent stem cells generated through nuclear transfer using adult cells taken from the intended transplant recipient. Such cells would not trigger immune rejection because they would match exactly the tissue antigens of the transplant recipient. We intend to develop this technology to produce genetically-matched cells for use in repairing organs damaged by degenerative disease.

COMMERCIAL OPPORTUNITIES FOR OUR PROGRAMS

  Oncology

     Cancer is a group of diseases characterized by uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that approximately 1.2 million cancer cases will be diagnosed in the year 2000. Overall annual costs associated with cancer currently amount to $107 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in over 80 percent of cancer samples studied, we believe that a telomerase inhibitor could overcome the limitations of current cancer therapies and potentially be a broadly applicable and highly specific drug treatment for cancer.

     We are working to discover and develop telomerase inhibitors; oncolytic, or cancer killing, viruses; and telomerase vaccines, for anti-cancer therapies. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening. We believe that we have achieved a dominant position in telomerase research and in telomerase intellectual property which gives us a significant advantage in the discovery and development of oncology products based on telomerase.

     Telomerase Inhibition. Telomerase activation is necessary for most cancer cells to replicate indefinitely thereby enabling tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore the aging and eventual death of the cancer cell. Because telomerase is not expressed in most normal cells, the telomerase inhibition therapies described below are not expected to be cytotoxic to normal cells. We have focused our efforts on two approaches to produce a telomerase inhibitor effective in the treatment of cancer. Both approaches have produced compounds which should advance to animal studies in 2000. We and our collaborators have research programs focused upon our telomerase-inhibiting molecules with the goal of advancing an inhibitor to clinical development.

     Oligonucleotides. We have designed and synthesized a special class of short-chain nucleic acid-like molecules, also known as oligonucleotides, to target the RNA component of telomerase. These oligonucleotides have demonstrated highly potent telomerase inhibitory activity at sub-nanomolar, or very low, concentrations in both biochemical assays and various cellular systems. Based on these promising results, we plan to initiate tests of these molecules in animal models of cancer in the coming year. We hold rights to this class of oligonucleotides for telomerase inhibition, and have also developed several new oligonucleotide-based chemistries for which we have filed our own patent applications.

     Small Molecules. Through high-throughput screening of highly diverse chemical compound libraries, we have identified classes of small molecule compounds that are effective telomerase inhibitors which are being evaluated by us and our collaborators, Pharmacia & Upjohn and Kyowa Hakko. As a result of our recent confirmation of telomerase inhibition by these small molecules in cell culture, both of our collaborators have extended their funded research collaborations with us.

     Oncolytic Virus. Our second anti-cancer therapeutic strategy is based on viruses which have been manipulated or engineered to have oncolytic, or cancer-killing properties and which would selectively target and destroy cancer cells. We are developing customized adenoviruses, also known as common cold viruses, that will infect and kill cancer cells which express telomerase and not normal cells which do not express telomerase. To pursue this goal, we have cloned the region of the hTERT gene that is responsible for turning on or off the activity of telomerase in a cell, called the promoter sequence. We have demonstrated that this promoter is only turned on in telomerase-positive cells, and is turned off in normal somatic cells.

     We are using the hTERT promoter to turn on the genes which are required for the adenovirus to replicate. Our data indicate that when tumor cells are infected with the adenovirus which contains the hTERT promoter, the virus multiplies or replicates within the cancer cells and causes the rupture and death, or lysis, of the tumor cells. When these same adenoviruses containing the hTERT promoter infect normal somatic tissue, there is no effect on the cells. We are currently evaluating this oncolytic virus in both local and metastatic animal tumor models. We believe that these oncolytic viruses could be used to treat many types of primary and metastatic cancers.

     Telomerase Vaccine. Our third approach to developing an anti-cancer therapy is a telomerase vaccine. Telomerase is present in the majority of human cancer cells but is absent in most normal somatic cells. In this approach, we deliver telomerase to special immune cells called dendritic cells which instruct the immune system to detect cells that express telomerase and kill them.

     We are conducting research to confirm the safety and efficacy of telomerase dendritic cell vaccine therapies. We are also developing procedures for direct immunization of patients using telomerase. This direct method of vaccination would eliminate the need for manipulation of dendritic cells in culture and could potentially allow simple vaccination procedures to be available for all cancer patients.

     Cancer Diagnostics. Telomerase is a broadly applicable and highly specific marker for cancer because it is detectable in more than 30 human cancer types and in over 80 percent of cancer samples studied. We believe that the detection of telomerase may have significant clinical utility for cancer diagnosis, prognosis, monitoring and screening. Current cancer diagnostics apply only to a single or limited number of cancer types because they rely on molecules expressed only by particular cancer types; telomerase-based diagnostics could potentially address a broad range of cancers.

     We have developed several proprietary assays for the detection of telomerase which are based on its activity or the presence of its RNA or protein components. The first-generation assay is the Telomeric Repeat Amplification Protocol, or "TRAP," assay which can be used to detect telomerase activity in human tissue or cells in culture. The second generation assays detect the presence of hTR and hTERT in human tissues and body fluids. We own issued patents for the detection of telomerase activity and the components of telomerase including patents for the TRAP assay and diagnostic methods based on telomerase detection. To date, our licensees have commercialized ten research-use-only kits that incorporate our technology.

     We are working with Roche Diagnostics to develop the full clinical potential of our telomerase detection technology. Research data shows that an assay for telomerase is a more sensitive and specific test for screening bladder cancer than other commercially available tests. We believe that this and other data support the clinical application of telomerase assays in diagnosis, staging, monitoring and screening for bladder, cervical, prostate and other cancers.

  Research Tools for Drug Discovery

     Genomics. The Human Genome Project, an international research program conducted by the United States Department of Energy and the National Institutes of Health, is nearing completion with the goal of sequencing and mapping every human gene within the genome. Despite this catalogue of human gene sequences, little is known about when or in what cells genes are expressed or how they function. The next major hurdle is to determine the function of these genes and to use this information to develop new diagnostic and therapeutic approaches for many diseases.

     Pluripotent stem cells are especially suitable to help define the function of genes involved in cell proliferation, differentiation and metabolism. The effects of adding or knocking out specific genes in hPSCs can be monitored, providing evidence for the function of the gene on a particular proliferation or differentiation process. We are now developing screening procedures using hPSCs to identify the function of multiple genes simultaneously. Identification of the function of genes will allow the selection of genes that would be good targets for drug development.

     Immortalized Cells for Research. Scientists study specific cells from targeted tissues in order to understand their biological function. In these studies, cells are usually isolated from tissue and propagated in tissue culture. The progressive changes in biological activity, morphology, and proliferation as a result of tissue culture potentially limit the utility of these cells in parallel experiments and long term research. Because of these limitations, most research laboratories utilize transformed cell lines for their experimental studies. Cells can be transformed by viral mechanisms, by using viruses to cause the cells to grow indefinitely in culture. However, they have abnormal characteristics compared to non-transformed cells. For this reason, such transformed cells are not good models of normal tissues in the human body.

     The telomerase-immortalized cells are ideal for use in biological research because these cells proliferate indefinitely and function in culture in the same manner as the normal, mortal cells from which they were derived. Moreover, telomerase-immortalized cells can function in the body to form normal tissue and their capacity to differentiate into mature tissue is maintained. Their maintenance of normal physical and biological characteristics while retaining proliferative capacity allows them to be a constant source of cells for repeat and long-term studies on the function of cells both in culture and in the body. Telomerase-immortalized cells can be used to study any of the normal biological pathways in cells and can be used to screen for factors which influence the appropriate function of those cells. Moreover, telomerase-immortalized cells taken from diseased tissues can be used to explore the mechanism of the disease process and to develop interventions to prevent or treat that disease.

     We distribute the human telomerase gene under material transfer agreements to academic laboratories worldwide in order to generate new applications and to preserve our commercialization rights in these applications. To date, we have material transfer agreements with over 300 academic laboratories worldwide.

     To distribute our telomerase immortalized cell lines commercially, we established an alliance with Clontech, to distribute telomerase immortalized cell lines to the not-for-profit research market for basic research applications. Under the alliance, we execute licenses with, and receive license fees from, commercial entities that are supplied by Clontech.

     Drug Screens. Three of the major hurdles of pharmaceutical drug development are (i) identification of compounds with activity in diseased tissue; (ii) understanding the metabolism and biodistribution of the compound; and (iii) determination of the potential toxic side effects of the compound. Undesirable activity of a compound being evaluated as a candidate drug in any one of these areas can impact the development and commercialization of the drug. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected. This potentially translates into reduced costs and time in drug development, and less harmful exposure to patients in clinical trials.

     Many prospective new drugs fail in clinical trials because of toxicity to the liver or because of poor uptake, distribution, or elimination of the active compound in the human body. Much of the efficacy and safety of a drug will depend on how that drug is metabolized into an active or inactive form, and on the toxic metabolites that might be generated in the process. Hepatocytes, the major cells of the liver, metabolize most compounds and thereby affect a drug's pharmacological characteristics.

     There are no completely effective systems available today to accurately determine the metabolism or toxicity of a compound in human livers. Rat and mouse models only approximate human metabolism. The development of several drugs has been terminated late in human clinical trials because rodent systems utilized early in the development process failed to predict that the drug would be toxic to humans. Human hepatocyte cell lines available today do not have the same attributes as their normal counterparts in the body and must be transformed in order to maintain their proliferative capacity in culture. Access to fresh primary human liver tissue to be used in toxicity studies is very unreliable and substantial variability can be observed depending on the individual donor, the time and process of collection, and the culture conditions for the experiments.

     We believe telomerase-immortalized hepatocytes would serve as a consistent source of normal human liver tissue which would more closely predict the impact of a new drug on human livers in the body. We believe that telomerase-immortalized hepatocytes which retain normal drug metabolism enzymes would revolutionize toxicity testing, address the largest bottleneck in new drug research and accelerate the drug development process. To meet this need, we are creating immortalized hepatocytes using two methods. First, we will apply our telomerase technology to immortalize human hepatocytes. In every cell system tested, telomerase-immortalized cells have been shown to function comparably to their normal non-immortalized counterparts. Therefore, telomerase-immortalized hepatocytes should also function comparably to hepatocytes in a whole human liver in the body. Second, we are developing procedures to differentiate hPSCs into hepatocyte precursors and eventually into mature hepatocytes. Functional hepatocytes, developed by either immortalization by telomerase or derivation from hPSCs, would provide a consistent and reliable source of material for extensive and reproducible compound testing.

     We intend to commercialize these cells to more accurately determine the potential toxicity and metabolism of a new candidate drug. In addition, the availability of immortalized hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, allowing full development of the field of pharmacogenomics whereby a compound's activity will be correlated with an individual's genetic make-up.

  Regenerative Medicine

     The preceding product opportunities are examples of how we plan to use each of our three technology platforms. Additional opportunities arise from their combination. The integration of our three scientific platforms: telomerase-immortalized cells, hPSCs and nuclear transfer technologies allow the development of cell based therapies that would have broad application for the treatment of chronic degenerative diseases which are occurring with increasing frequency in our aging population. We are developing two basic approaches to restore organ function lost to chronic diseases: gene-based therapies and cell based therapies.

     We are developing gene-based therapies by which the hTERT gene is transferred directly to cells to extend their replicative capacity and thereby restore normal function. We expect that the restoration of telomerase activity in a controlled manner directly in the body will have therapeutic applications for the treatment of blood, skin, liver and immune disorders where deficiencies in cell proliferation have been noted.

     In cell-based therapies, differentiated cells derived from hPSCs would be directly injected into the affected tissue where they would integrate into the target tissue and thereby restore organ function. This approach is particularly applicable for the regeneration of tissues that do not normally divide in the body. Such cells include cardiomyocytes or heart muscle cells, neural cells, hepatic cells and pancreatic (LOGO) islet cells. We are currently developing the following cell types and therapeutic approaches.

     Chronic Liver Disease. There are over 25,000 deaths in the United States every year due to chronic liver disease. This number is expected to increase with the growing number of people who are infected with hepatitis B and C viruses. Each year over $9 billion is spent at hospitals in the United States alone for the treatment and management of patients with chronic liver diseases.

     Liver regeneration is not observed in most patients with chronic liver disease. Compromised liver function and chronic liver disease can result from prolonged exposure to various harmful factors such as chemical toxins, chronic alcohol intake, autoimmune inflammation, metabolic disorders, viral infections and others. Patients with advanced stages of chronic liver diseases often suffer from other complications such as diabetes, bleeding disorders, portal hypertension or localized high blood pressure, edema or fluid retention, mental dysfunction, immune dysfunction, kidney failure and liver cancer, eventually leading to death. Treatment for patients with advanced liver disease usually consists of liver transplantation. Despite some success with this procedure, the majority of candidate patients do not receive transplants due to low organ availability.

     Telomerase is not normally expressed in human liver cells and recent studies have shown that shortened telomere lengths are observed in the livers of patients with chronic liver diseases. Studies in mice, in which the RNA component of the telomerase gene has been removed, show that these animals have increased sensitivity to liver damage. Restoring telomerase activity in those mice results in the restoration of hepatic regenerative capacity.

     We plan to utilize our technology platforms in several different formats to treat liver diseases. In one application, we are developing methods to generate telomerase activity in hepatocytes. In this approach, using gene-based therapy, the telomerase gene is delivered directly to the liver to determine if telomerase can restore the regenerative capacity of the damaged liver. As a second approach, using cell-based therapy, we will apply the same techniques being developed to produce human hepatocytes for drug discovery to create hepatocytes for therapeutic intervention in liver disease. Several potential alternative cell-based therapies are being explored. The first is an external device which would incorporate immortalized human hepatocytes to supplement the patient's own liver function during acute flares of chronic liver disease. The second is the transplantation of immortalized hepatocytes into the patient's liver to seed and stimulate hepatocyte repopulation. Successful development of these therapies potentially could provide therapeutic alternatives for the high proportion of patients who are not candidates for liver transplantation or for whom transplantable organs are not available.

     Heart Disease. Heart muscle cells, also known as cardiomyocytes, do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects more than four million people in the United States. This year, it is estimated that about 1.1 million people will have a heart attack, which is the primary cause of heart muscle damage.

     We intend to use cardiomyocytes derived from hPSCs to treat heart disease. Proof of concept of our approach has been demonstrated in mice. Mouse embryonic stem cells were used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult heart. These results suggest that hPSC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and heart attacks. We have derived human cardiomyocytes from hPSCs and observed their normal contractile function. We plan to test these cardiomyocytes in animal models to establish the safety and efficacy of this cell-based therapy.

     Parkinson's Disease, Stroke and Spinal Cord Injury. The major neural cells of the nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to or disorders associated with degeneration of the nervous system. Strokes are caused by blood clots or local bleeding in the brain and result in the death or degeneration of critical brain cells. Over 500,000 Americans suffer strokes each year. Stroke patients are often permanently compromised by loss of cognitive motor and sensory functions. There is no treatment available today except costly long-term rehabilitation programs which have limited utility in restoring function. Over one million Americans suffer from Parkinson's disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve cells in the spinal cord have been severed and cannot regenerate. Such patients are permanently disabled, often institutionalized, some requiring life support.

     Embryonic stem cell-derived neurons have been used to treat nervous system disorders in animal models. Mouse embryonic stem cells were stimulated to differentiate into neural cells which, when transplanted into mice with neurological disorders, helped to restore normal function. In the case of spinal cord injuries, neurons derived from animal embryonic stem cells produced partial recovery of the animal's ability to move and bear weight when injected into the spinal cord injury site.

     We have derived the major types of neural cells from hPSCs cells in culture--human neurons, astrocytes, and oligodendrocytes. We have devoted a significant portion of our research activities to develop procedures that should enable us to produce these neural cells for transplantation therapy in humans. We will first test these cells in appropriate animal models to determine whether they can restore normal neural function. We intend to repair the damaged portions of patients' nervous systems by transplanting differentiated neurons produced from hPSCs.

     Skin. The skin is a major organ system of the body whose deterioration with age impacts not just human physical health but also our appearance and self-esteem. The thinning and increased wrinkling of older skin is symptomatic of impaired wound healing and results in increased frequency of chronic ulcers. Skin cancers are more prevalent than any other form of cancer and are believed to be caused in part by aging of skin cells.

     We have initiated a major skin program based upon the activation of telomerase in skin cells. Our scientists and collaborators as well as other researchers have established that skin cells age in tissue culture and in the body with loss of telomeric DNA, and that restoration of telomerase activity is capable of dramatically extending the healthy lifespan of these cells in culture. Animal models of telomere loss also correlate cellular aging with thinning of skin, graying of hair, chronic ulcerative lesions at areas of stress, and reduced ability to repair wounds. Our approach to the therapeutic use of telomerase activation in skin includes both small molecule drug discovery as well as biological and genetic methods of introducing telomerase into various skin cells.

     Diabetes. It is estimated that there are as many as one million Americans suffering from the type of diabetes known as Insulin Dependent Diabetes Mellitus. Normally, certain cells in the pancreas called the islet (LOGO) cells produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet (LOGO) cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet
(LOGO) cell transplantation. However, poor availability of suitable sources for islet (LOGO) cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

     By integrating our three scientific platforms: telomerase-immortalization, hPSCs and nuclear transfer, we intend to derive histocompatible, or genetically-matched, insulin-producing islet (LOGO) cells for transplantation. Pilot studies are underway with collaborators to determine the effects of telomerase expression on primary (LOGO) cells derived from human islet tissue. In addition, we are devising techniques to differentiate islet (LOGO) cells from hPSCs which would be used in studies of animal models of diabetes. We intend to derive long-lived, transplantable islet (LOGO) cells which could support the patient's insulin requirements for life.

  Other Applications

     Xenotransplantation. The demand for organ transplantation far outweighs the number of human organs available. It is estimated that there are over 150,000 people worldwide waiting for an organ. In the United States, more than 60,000 individuals were registered on transplant waiting lists at the end of 1998. That year, however, less than half of the people listed received solid organ transplants. The demand for organ transplantation will continue to increase as improved technical skills and anti-rejection medication make whole organ transplantation a realistic option for groups of people previously considered not eligible for transplantation--for example, those suffering from diabetes or those over age 55.

     Programs to increase the number of registered donors are extremely important--but these programs alone will not solve the problem of organ shortage. One solution under consideration by the medical, pharmaceutical and biotechnology communities is xenotransplantation--the process of transplanting cells, tissues or organs from one species to another, for example, from an animal to a human. This approach potentially could be used either as a bridge to human organ transplantation or as long term therapy in the form of a permanent transplant.

     Pigs are the preferred source for xenotransplantation because they have organs of comparable size and anatomy to human organs. Through nuclear transfer, we intend to produce pigs that have been genetically modified to make their organs more suitable for transplantation to humans without causing an acute immune rejection. Acute immune rejection of transplanted pig organs is caused by natural human antibodies which recognize and react to certain sugar structures present in the blood vessels of the transplanted pig tissue. We intend to delete from the pig genome the gene for the enzyme which generates the key sugar structure that triggers the immune rejection. Once we have created the desired donor animal, cloning of that animal via nuclear transfer would enable the cost-effective and scalable production of identical animals for clinical trials. Cloned herds of pigs which would no longer carry the foreign sugar structure could become a commercial source of organs that would not be rejected by the recipients' immune system. Such cloned pigs would serve as sources for multiple transplantable organs such as hearts, kidneys and pancreases. Our xenotransplantation program is conducted at Geron Bio-Med, located within the Roslin Institute in Scotland.

     Transgenic Animals. We intend to apply our nuclear transfer technology to clone animals that have been genetically engineered to produce proteins for human therapeutic use. For example, herds which carry the genes to make human antibodies could be cloned, thereby allowing for the large-scale production of therapeutic antibodies or vaccines.

     Agriculture. We intend to use nuclear transfer and gene targeting for applications in agriculture that improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pig and chicken, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality. We are focusing our research collaboration at the Roslin Institute on developing more efficient nuclear transfer procedures suitable for agricultural applications.

COMMERCIALIZATION

     We believe that our broad scientific platforms will generate significant opportunities for a variety of strategic collaborations. We have established and intend to continue to establish selective collaborations with leading pharmaceutical, diagnostic and technology companies to enhance our research, development and commercialization capabilities and to participate in commercialization opportunities. In each of these strategic collaborations and in future collaborations, we retain and intend to retain co-promotion rights to participate in the commercial success of our products.

  Kyowa Hakko Collaboration

     In April 1995, we entered into a license and research collaboration agreement with Kyowa Hakko. Under the agreement, Kyowa Hakko agreed to provide $16.0 million of research funding over four years to support our program to discover and develop in several Asian countries a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 1999. In addition, we are entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of our common stock in connection with our initial public offering. Under the Kyowa Hakko Agreement, we exercise significant influence during the research phase and Kyowa Hakko exercises significant influence during the development and commercialization phases. Kyowa Hakko has agreed that it will not pursue independently telomerase inhibition for the treatment of cancer in humans until March 2002. In February 2000, we amended our agreement with Kyowa Hakko to extend the research and compound selection periods under the original agreement to March 2002. We are entitled to receive additional research funding as part of this extension subject to the terms of the agreement.

  Pharmacia & Upjohn Collaboration

     In March 1997, we signed a license and research collaboration agreement with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn agreed to provide research funding over three years. As of December 31, 1999, $13.8 million of research funding had been received. In addition, we are entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. We also signed a stock purchase agreement with Pharmacia & Upjohn which provided for equity investments of $2.0 million in January 1997, $4.0 million in April 1997 and $4.0 million in March 1998. Pharmacia & Upjohn purchased each round of our common stock at a premium. This collaboration with Pharmacia & Upjohn was enhanced in 1999 by accessing the high throughput screening capabilities and the three million compound library of Pharmacopoeia, via an alliance between Pharmacia & Upjohn and Pharmacopoeia which includes telomerase inhibition. In October 1999, Pharmacia & Upjohn exercised an option to extend the research and compound selection periods for an additional year to March 2002. The agreement provides for additional research funding to us as part of this extension.

     Through our agreements with Kyowa Hakko and Pharmacia & Upjohn, we have granted to them exclusive worldwide rights to our telomerase inhibition technology for the treatment of cancer in humans.

  Roslin Institute Collaboration

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a company formed by the Roslin Institute in Midlothian, Scotland, in order to complement and strengthen our technology platforms. Under the terms of the agreement, we purchased all outstanding shares of Roslin Bio-Med in exchange for 2.1 million shares of our common stock and Roslin Bio-Med became a wholly owned United Kingdom subsidiary known as Geron Bio-Med Ltd. In addition, the Roslin Institute transferred to us the exclusive rights to the patent applications covering nuclear transfer technology for all animal and human-based biomedical applications, excluding human reproductive cloning. The license covers all animal and human-based biomedical applications with the exception of the production of therapeutic proteins in the milk of ruminants and rabbits, and the modification of milk composition for nutraceutical use.

     In connection with this acquisition, we also formed a research collaboration with the Roslin Institute and have agreed to provide approximately $20.0 million in applied research funding over six years. Under this collaboration, we retain exclusive license rights to commercialize the results of the research. This alliance brings together three complementary technologies: telomerase immortalization, human pluripotent stem cells and nuclear transfer technologies. We and the Roslin Institute will focus on generating genetically-matched human cells and tissues with extended replicative capacity for use in repairing organ damage caused by a range of degenerative diseases, including chronic liver disease, heart disease, neurologic diseases, skin conditions and diabetes, while also advancing work underway at the Roslin Institute on the development of genetically modified cloned animals for applications in xenotransplantation and agriculture.

  Clontech Marketing Agreement

     In March 1999, we entered into a development and license agreement with Clontech to market the Infinity(TM) product family of primary human cell lines immortalized with the enzyme telomerase. Under the terms of the agreement, Clontech manufactures and markets products resulting from the use of our telomerase technology to the not-for-profit research market. Clontech also supplies products to the biotechnology and pharmaceutical industries under licenses to be executed between us and the individual commercial companies. Under the Clontech agreement, Clontech paid us an up-front fee of $50,000 for development activities. We will equally share operating profits with Clontech from the sales of the Infinity(TM) Cell Lines, while we will retain all licensing revenues.

     In 1999, Clontech launched the telomerase-immortalized hTERT-RPE1 human retinal pigment epithelial cell line and the hTERT-BJ1 human fibroblast cell line. We and Clontech plan to expand the family of Infinity Cell Lines in the future.

  Diagnostic Collaborations

     Research-Use-Only Kits. Roche Diagnostics has licensed all telomerase and telomere length assay technologies, including TRAP, hTR, hTERT, and immunoassays, for research-use-only kits in cancer. All telomerase licenses previously licensed to Boehringer Mannheim were transferred to Roche Diagnostics following their acquisition of Boehringer Mannheim. Boehringer Mannheim's telomerase-related products are now marketed under the Roche Diagnostics label. In late 1996, Boehringer Mannheim commenced commercial sale of the TRAP research kit. In 1999, Roche Diagnostics launched three additional research kits.

     Examples of other companies marketing research-use-only kits under license include the following:

     - In 1999, Roche Diagnostics entered into a sublicense agreement with Dako under which Dako has received non-exclusive rights to develop antibody mediated telomerase detection assays for research and clinical diagnostic applications in oncology. We will receive royalties from products commercialized under this sublicense.

     - Kyowa Medex Co. has licensed our TRAP assay technology on a non-exclusive basis for the research-use-only market in Japan and commenced commercial sale of the TRAP kit in late 1996.

     - We licensed the TRAP assay for research-use-only to Oncor Inc. and it has been subsequently transferred to the Intergene Company following the acquisition of Oncor's research reagent division by Intergen.

     - PharMingen has licensed our TRAP assay and telomere length measurement technology on a non-exclusive basis for sale to the research-use-only market.

     Although we do not expect royalties from the sale of these kits to be significant, the use of these kits has stimulated additional studies of telomerase activity by academic laboratories and standardized the methodology used to evaluate the role of telomerase in cancer.

     In Vitro Diagnostics. In addition to the rights described above related to research-use-only kits, our December 1997 license, product and marketing agreement with Boehringer Mannheim also granted Boehringer Mannheim rights to develop and commercialize clinical in vitro diagnostic products for cancer on an exclusive, worldwide basis. Under the agreement, Boehringer Mannheim provided reimbursement in the amount of $500,000 for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. We are entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, we have an option at our sole discretion to exercise co-promotion rights with respect to in vitro diagnostic products in the United States. After the acquisition of Boehringer Mannheim by Roche Diagnostics in 1998, all telomerase licenses previously licensed to Boehringer Mannheim were transferred to Roche Diagnostics following their acquisition of Boehringer Mannheim.

RESEARCH COLLABORATIONS

     We selectively enter into, and intend to continue to enter into, collaborative research agreements with leading academic and research institutions. We design these collaborative agreements to significantly enhance our research and development capabilities while enabling us to obtain commercial rights to intellectual property developed through the research collaboration. Under these agreements, we generally provide funding or other resources for scientific research in return for exclusive commercial rights to materials and discoveries arising out of this research. We seek to retain rights to commercially develop and market discoveries made under these research programs by obtaining options to exclusively license technology developed under them, including patents and patent applications filed in connection with these research programs.

     As of December 31, 1999, we have collaborative research agreements in support of our oncology program with a number of institutions, including Duke University, Lawrence Berkeley National Laboratory, the National Cancer Institute, Madigan Army Medical Center, Stanford University, the University of Colorado, the University of Texas Southwestern Medical School at Dallas, the University of California at San Francisco, and the University of Pittsburgh. We have collaborative research agreements in support of our research of telomerase-immortalized cells with numerous institutions, including Duke University, the Lawrence Berkeley National Laboratory, the Memorial Sloan-Kettering Cancer Center, Stanford University, and the University of California at Los Angeles. We have exclusive license and collaborative research agreements in support of our human pluripotent stem cell research and regenerative medicine program with the Johns Hopkins University, the University of California at San Francisco, the University of Edinburgh and the University of Wisconsin-Madison.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Geron's three core technology platforms are supported by a broad intellectual property portfolio of issued patents and pending patent applications. We currently own or have licensed over 58 issued or allowed United States patents, 17 granted foreign patents and over 265 patent applications that are pending around the world.

     Our policy is to seek, when appropriate, patent protection for inventions in our core technology platforms as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by us alone or made in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, we obtain licenses or options to acquire licenses from other organizations to patent filings that may be useful in advancing our scientific and commercial programs.

     We hold rights in more than 30 issued United States patents relating to telomerase. We currently have an issued United States patent covering purified human telomerase, and exclusive rights to issued Swiss and United Kingdom patents covering the cloned gene that encodes the human telomerase protein component. We also have exclusive rights to an issued United Kingdom patent covering the promoter that regulates the activity of this gene. With respect to telomerase diagnostics, our portfolio includes 21 issued United States patents and nine issued foreign patents. The patents cover compositions of the RNA and protein components of telomerase, the TRAP assay for detecting telomerase activity, telomerase activity detection kits, and methods of diagnosing disease states, such as cancer. Our portfolio also includes issued United States patents and pending applications relating to telomerase inhibitors, including nucleic acids and small molecule telomerase inhibitors. We also own several patent applications directed to oligonucleotide nucleic acid chemistry.

     With respect to our pluripotent stem cells, we own or have licensed several United States and foreign national patent applications relating to embryonic stem cells and germ cells, and methods for obtaining and maintaining them, including an issued United States patent covering primate embryonic stem cells.

     As part of our acquisition of Roslin Bio-Med, we acquired a license for a number of United States and foreign national patent applications directed to nuclear transfer, including the "quiescence" and "MAGIC" technologies. The quiescence technology relates to the use of donor cell nuclei that are in resting or quiescent state for nuclear transfer. The MAGIC technology combines a number of technical advances that provide enhanced nuclear transfer efficiency. Two United Kingdom patents, as well as patents in New Zealand and South Africa have now been granted, and one United States patent application has been allowed, covering the quiescence technology. Patents to the MAGIC technology have also been granted in New Zealand and South Africa. We also have filed additional patent applications to cover inventions that have been produced as a result of our current research collaboration at the Roslin Institute.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the Food & Drug Administration, or FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining affect the marketing of any products developed by us, and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

FDA Approval Process

     Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. Reports of all adverse events must be made to the FDA.

     The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application, or NDA, for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies the results of clinical trials are submitted as a Biologics License Application. In responding to a NDA or Biologics License Application, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products. Similar procedures are in place in countries outside the United States.

European and Other Regulatory Approval

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union, or EU, countries and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

     We are also subject to various United States, federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

SCIENTIFIC ADVISORS AND CONSULTANTS

     We have consulting agreements with a number of leading academic scientists and clinicians. These individuals serve as members of our Scientific Advisory Board or as key consultants with respect to our scientific programs and strategies. They are distinguished scientists and clinicians with expertise in numerous scientific fields, including the genetics of aging, pluripotent stem cells, nuclear transfer, cell senescence and telomere and telomerase biology, as well as developmental biology, cellular biology, and molecular biology.

     We established the advisory board to provide us with expert advice and consultation on our scientific programs and strategies. Members of the advisory board also serve as important contacts for us throughout the broader scientific community. The advisory board meets at least once annually as a whole or in smaller groups to focus on general strategy and certain specific scientific issues. We contact individual members of the advisory board to provide advice and consultation on an ad hoc basis, as appropriate.

     We retain each member of the advisory board according to the terms of a consulting agreement between the advisory board member and us. Under such consulting agreements, certain advisory board members hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. In addition, we pay advisory board members a consulting fee and reimburse them for out-of-pocket expenses incurred in attending each advisory board meeting. Most members of the advisory board are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with, other entities or academic institutions that may limit their availability to us.

     As of December 31, 1999, our advisory board members and key consultants included the following individuals:

     STEPHEN BENKOVIC, PH.D., is Professor of Chemistry at the Pennsylvania State University and is a member of our Scientific Advisory Board. Dr. Benkovic is a member of the Chemical Society and the recipient of the 1998 Chemical Pioneer Award given by the American Institute of Chemists. He is an internationally recognized expert in protein chemistry, including the enzymology of DNA polymerases.

     DAVID BOTSTEIN, PH.D., is Professor and Chairman of the Department of Genetics, Stanford University School of Medicine. He was elected to the National Academy of Sciences in 1981 and to the Institute of Medicine in 1993. His current research activities include studies of yeast genetics and cell biology, linkage mapping of human genes predisposing to manic-depressive illness and the development and maintenance of the Saccharomyces Genome Database on the World Wide Web. He has received numerous awards, including the Genetics Society of America Medal (1985) and the Allen Award of the American Society of Human Genetics (1989). Dr. Botstein has served on numerous committees including the National Institutes of Health ("NIH") Program Advisory Panel on the Human Genome (1989 - 90) and the Advisory Council of the National Center for Human Genome Research (1990 - 95).

     ROBERT N. BUTLER, M.D., is a gerontologist and psychiatrist with broad experience in aging research and advocacy. In 1982, he founded the first department of geriatrics at a United States medical school -- the Department of Geriatrics and Adult Development at the Mount Sinai Medical Center -- where he continues to serve as Professor. Since 1990, he has also been Director of the International Longevity Centers. In 1975, he became the founding director of the National Institute on Aging ("NIA") of the NIH, a position he held until 1982. He currently serves on the National Advisory Council of the National Institute on Aging. Dr. Butler also serves as editor-in-chief of the journal Geriatrics and is the author of approximately 300 scientific and medical articles. In 1976, he won the Pulitzer Prize for his book, "Why Survive? Being Old in America."

     JUDITH CAMPISI, PH.D., is a Senior Scientist and Acting Chair, Department of Cancer Biology, Lawrence Berkeley National Laboratory. She has been an Established Investigator of the American Heart Association and currently has a MERIT Award from the NIA, and serves on its Board of Scientific Counselors. Her major interests are the cellular and molecular biology of senescence and tumorigenesis.

     JOHN CLARK, OBE, FRSE, PH.D., is Head of the Division of Molecular Biology at the Roslin Institute and is the leader of Geron Bio-Med's gene targeting team. Dr. Clark was a scientific founder of PPL Therapeutics, plc and is also a Professor in the Division of Biology at Edinburgh University. He received the Order of the British Empire from the Queen of England in 1997 for his contribution to biotechnology and particularly his pioneering work on the modification of milk composition by genetic engineering of livestock. He was elected to the Royal Society of Edinburgh in 1999. Current research areas include use of genetically modified animals for biomedical and agricultural applications and fundamental studies of the control of gene expression.

     DOUGLAS HANAHAN, PH.D., is a Professor of Biochemistry in the Department of Biochemistry and Biophysics and Associate Director of the Hormone Research Institute, University of California at San Francisco and is a member of our Scientific Advisory Board. His major research interests are the cellular and genetic mechanisms of tumor development and autoimmunity. Prior to joining the University of California at San Francisco in 1988, Dr. Hanahan was with the Cold Spring Harbor Laboratory for nine years, where he developed technologies for recombinant DNA and molecular cloning and established transgenic mouse models to study cancer and autoimmune diseases.

     LEONARD HAYFLICK, PH.D., is a Professor of Anatomy at the School of Medicine of the University of California at San Francisco. Dr. Hayflick is best known for his pioneering work in tissue culture, where he discovered the finite replicative capacity of normal human cells which he interpreted as aging at the cellular level. This phenomenon is known as the "Hayflick Limit" and Dr. Hayflick is widely known as the "father" of cellular gerontology. Dr. Hayflick has published over 200 papers and is the recipient of numerous national and international research awards and honors, was President of the Gerontological Society of America, was a founding member of the Council of the NIA, and recently authored the popular book, "How and Why We Age."

     RUDOLF JAENISCH, PH.D., is a Professor of Biology at the Massachusetts Institute of Technology, a member of the Whitehead Institute for Biomedical Research and a member of our Scientific Advisory Board. Dr. Jaenisch is internationally known for his research on the control of gene expression in mammalian development and genetic disease. He has recently turned his attention to the use of mammalian cloning technology to distinguish epigenetic and genetic alterations in the genome and their role in growth and development.

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

     JERRY W. SHAY, PH.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas and is a member of our Scientific Advisory Board. Dr. Shay's research focuses on molecular mechanisms of tumorigenesis and immortalization with a particular emphasis on cancer of the breast. Dr. Shay has numerous publications, honors and patents. He is also on the editorial board for the Journal of Clinical Pathology.

     JAMES D. WATSON, PH.D., is President of Cold Spring Harbor Laboratory and is a member of our Scientific Advisory Board. Dr. Watson is the former head of the NIH Human Genome Project and is famous for his 1953 discovery with Francis Crick of the double helical structure of DNA for which he received the Nobel Prize.

     IAN WILMUT, B.SC., PH.D., D.SC., F.MED.SCI., is Professor of the Division of Biological Science of the University of Edinburgh and is the head of the Geron Bio-Med nuclear transfer team. Professor Wilmut has received numerous prizes, including the Sir John Hammond Prize by the British Society of Animal Production, the Golden Plate Award by the American Academy of Achievement of Science and Technology, the Lord Lloyd of Kilgerran Prize by the Foundation of Science and Technology, and the Order of the British Empire from the Queen of England in 1999. He is the leader of the team that cloned Dolly, the first animal to develop after nuclear transfer from an adult cell, and is an internationally recognized expert in the field of nuclear transfer. Current research areas include early mammalian development, embryo manipulation, nuclear transfer and gene targeting in mice, cattle, sheep and pigs.

     WOODRING E. WRIGHT, M.D., PH.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas and is a member of our Scientific Advisory Board. He is widely recognized as a leading molecular biologist working in the field of cellular senescence and on the molecular basis of muscle development.

GERON ETHICS ADVISORY BOARD

     In July 1998, we created an Ethics Advisory Board whose members represent a variety of philosophical and theological traditions with broad knowledge in health care ethics. The advisory board functions as an independent entity, consulting and giving advice to us on the ethical aspects of our work. Members of the advisory board have no financial interest in Geron.

     As of December 31, 1999, the Ethics Advisory Board consisted of the following individuals:

     KAREN LEBACQZ, PH.D., is the Robert Gordon Sproul Professor of Theological Ethics at the Pacific School of Religion in the Graduate Theological Union, Berkeley, California. She has published extensively on ethics and genetics as well as research ethics and served on the National Commission for the Protection of Human Subjects of Biomedical and Behavioral Research.

     MICHAEL M. MENDIOLA, PH.D., is Assistant Professor of Christian ethics at the Pacific School of Religion in the Graduate Theological Union, Berkeley, California. He is a published author on the role of religious ethics in public discourse and is currently the project director of the Bay Area Faith and Health Consortium.

     TED PETERS, PH.D., is Professor of Systematic Theology at Pacific Lutheran Theological Seminary. He conducts research at the Center for Theology and the National Sciences where he is principle investigator for a research project on "Theological and Ethical Implications of the Human Genome Initiative". He is also editor of Genetics: Issues of Social Justice.

     ERNLE W. D. YOUNG, PH.D., is Clinical Professor of Ethics in the Department of Medicine and Pediatrics at Stanford University School of Medicine, a Co-Director of Stanford University's Center for Biomedical

Ethics, the Clinical Ethics Consultant to Stanford University Hospital and to Veterans' Affairs hospitals in Palo Alto and Fresno, California. He has published extensively on issues in bioethics.

     LAURIE ZOLOTH-DORFMAN, PH.D., is Associate Professor of Social Ethics and Director of the Program in Jewish Studies at San Francisco State University and a Co-Founder of The Ethics Practice, a group which provides education services and consultation on bioethics to health care providers and health care systems. She has published on bioethics, religion, and health care.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of Geron Corporation:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Thomas B. Okarma, Ph.D., M.D. ............  54     President, Chief Executive Officer and
                                                   Director
David L. Greenwood........................  48     Chief Financial Officer, Senior Vice
                                                   President Corporate Development, Treasurer
                                                   and Secretary
David J. Earp, Ph.D. J.D. ................  35     Vice President, Intellectual Property
Calvin B. Harley, Ph.D....................  47     Chief Scientific Officer
Jane S. Lebkowski, Ph.D...................  44     Vice President, Cell and Gene Therapies
Richard L. Tolman, Ph.D...................  58     Vice President, Drug Discovery

     THOMAS B. OKARMA, PH.D., M.D., has served as our President, Chief Executive Officer and director since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. From 1985 until joining us, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development and then as its chairman, chief executive officer and a director, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences, Inc. until December 1996. From 1980 to 1985, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College and a M.D. and Ph.D. from Stanford University.

     DAVID L. GREENWOOD has served as our Chief Financial Officer, Treasurer and Secretary since August 1995, Vice President of Corporate Development since April 1997 and Senior Vice President of Corporate Development since August 1999. He is also a Director of Geron Bio-Med Limited, a United Kingdom company. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

     DAVID J. EARP, J.D., PH.D., joined us in June 1999 and has served as our Vice President, Intellectual Property since October 1999. From 1992 until joining us, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP where his practice focused on biotechnology patent law. Dr. Earp holds a B.S. in microbiology from the University of Leeds, England, a Ph.D. in biochemistry and molecular biology from The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley. He received his J.D., Magna cum laude from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

     CALVIN B. HARLEY, PH.D., has served as our Chief Scientific Officer since July 1996. From May 1994 until July 1996, Dr. Harley was Vice President of Research and from April 1993 to May 1994, Dr. Harley was Director, Cell Biology. Dr. Harley was an Associate Professor from 1989 until joining us, and from 1982 to 1989, an Assistant Professor of Biochemistry at McMaster University. Dr. Harley also was the Chair of the Canadian Association on Gerontology, Division of Biological Sciences from October 1989 to October 1991 and Chairman Elect from 1987 to 1989. Dr. Harley holds a B.S. from the University of Waterloo and a Ph.D.

from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     JANE S. LEBKOWSKI, PH.D., has served as our Vice President of Cell and Gene Therapies since August 1999. Since joining us in April 1998 and until August 1999, Dr. Lebkowski served as Senior Director, Cell and Gene Therapies. Formerly, Dr. Lebkowski was employed at Applied Immune Sciences, from 1986 to 1995 where she served as Vice President, Research and Development. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski graduated Phi Beta Kappa with a B.S. in Chemistry and Biology from Syracuse University and received her Ph.D. from Princeton University.

     RICHARD L. TOLMAN, PH.D., has served as our Vice President of Drug Discovery since August 1999. From December 1998 until August 1999, Dr. Tolman served as Senior Director, Medicinal Chemistry overseeing the program to discover and develop a small molecule telomerase inhibitor. From 1973 until joining us, Dr. Tolman was employed at the Merck Research Laboratories where he served as Senior Director, Medicinal Chemistry. He received a B.A. in Chemistry with Honors from Brigham Young University and earned a Ph.D. with distinction from the University of Utah.

EMPLOYEES

     As of December 31, 1999, we had 103 full-time employees of whom 40 hold Ph.D. degrees and 16 hold other advanced degrees. Of the total workforce, 76 are engaged in, or directly support, our research and development activities and 27 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees is covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

     Geron currently leases approximately 41,000 square feet of office space at 194 Constitution Drive, 200 Constitution Drive and 230 Constitution Drive, Menlo Park, California. The lease for the office space expires in January 2002, with an option to renew the lease for two additional periods of two and one-half years each. We intend to use this space for general office and biomedical research and development purposes. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in May 2005. We believe that the existing facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     Geron is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of Geron was held pursuant to notice on December 10, 1999, at 9:00 a.m. local time at Geron headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 12,933,145 shares of common stock. The matters voted on at the meeting and the votes cast are as follows:

          (a) The approval of an amendment to Geron's Certificate of Incorporation to increase the number of authorized shares from 25,000,000 shares to 35,000,000 shares is hereby approved. There were 12,328,019 shares of common stock voting in favor, 494,203 shares of common stock voting against and 170,923 shares of common stock abstaining.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Geron's common stock trades on the Nasdaq Stock Market(R) under the symbol GERN. The high and low closing sales prices (excluding retail markup, markdowns and commissions) of Geron's stock for the years ending December 31, 1999 and 1998 are as follows:

                                                            HIGH        LOW
                                                           -------    -------
Year ended December 31, 1999
  First quarter..........................................  $13.188    $ 9.875
  Second quarter.........................................  $12.875    $ 9.250
  Third quarter..........................................  $12.250    $10.500
  Fourth quarter.........................................  $14.875    $ 9.500
Year ended December 31, 1998
  First quarter..........................................  $14.375    $ 8.500
  Second quarter.........................................  $12.125    $ 9.000
  Third quarter..........................................  $ 9.875    $ 4.219
  Fourth quarter.........................................  $17.188    $ 5.063

     As of December 31, 1999, there were approximately 807 stockholders of record. Geron is engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

DIVIDEND POLICY

     Geron has never paid cash dividends on our capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Geron's financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                        1999          1998          1997          1996        1995
                                     -----------   -----------   -----------   ----------   --------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues from collaborative
  agreements.......................  $     5,244   $     6,706   $     7,175   $    5,235   $  5,490
License fees and royalties.........          168            91            78           58         --
                                     -----------   -----------   -----------   ----------   --------
          Total revenues...........        5,412         6,797         7,253        5,293      5,490
Operating expenses:
Research and development...........       20,571        15,619        15,139       14,260     11,321
Acquired research technology.......       23,403            --            --           --         --
General and administrative.........        5,574         3,769         3,120        3,161      2,888
                                     -----------   -----------   -----------   ----------   --------
          Total operating
            expenses...............       49,548        19,388        18,259       17,421     14,209
                                     -----------   -----------   -----------   ----------   --------
Loss from operations...............      (44,136)      (12,591)      (11,006)     (12,128)    (8,719)
Interest and other income..........        3,263         2,666         1,757        1,826        919
Interest and other expense.........       (5,503)         (907)         (392)        (385)      (399)
                                     -----------   -----------   -----------   ----------   --------
Net loss...........................  $   (46,376)  $   (10,832)  $    (9,641)  $  (10,687)  $ (8,199)
Accretion of redemption value of
  redeemable convertible preferred
  stock............................          (73)         (578)           --           --         --
                                     -----------   -----------   -----------   ----------   --------
Net loss applicable to common
  stockholders.....................  $   (46,449)  $   (11,410)  $    (9,641)  $  (10,687)  $ (8,199)
                                     ===========   ===========   ===========   ==========   ========
Basic and diluted net loss per
  share............................  $     (3.00)  $     (1.00)  $     (0.91)  $    (2.23)  $  (9.77)
                                     ===========   ===========   ===========   ==========   ========
Shares used in computing basic and
  diluted net loss per share.......   15,489,035    11,439,084    10,551,054    4,789,388    839,490
                                     ===========   ===========   ===========   ==========   ========

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
                                               1999        1998       1997       1996       1995
                                             ---------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $  39,287   $ 24,469   $ 21,597   $ 24,269   $ 15,553
Working capital............................     32,481     22,261     19,739     21,468     12,115
Total assets...............................     63,701     44,456     26,056     28,788     19,749
Noncurrent liabilities.....................     29,527      8,101      1,250      1,644      1,654
Redeemable convertible preferred stock.....         --      3,610         --         --         --
Accumulated deficit........................   (103,969)   (57,520)   (46,110)   (36,469)   (25,782)
Total stockholders' equity.................     26,226     29,191     21,066     23,591     14,308

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 7 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-K.

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part I, Item 8 of this Form 10-K.

     We are a biopharmaceutical company focused on discovering, developing and commercializing therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. Our product development programs are based upon three patented, independent and synergistic technologies: telomerase, human pluripotent stem cells and nuclear transfer.

     Since inception, substantially all of our revenues have been generated from license and research agreements with collaborators. In addition, we receive license payments and royalties from license and marketing agreement with various diagnostic and research tool collaborators. We recognize revenue from the license and research agreements with collaborators as the related research and development costs are incurred under the collaborative agreements.

     In March 2000, we sold a total of 380,855 shares of our common stock and 300,000 warrants to purchase our common stock to a single investor for $9 million. We structured the sale of securities in two parts. We priced the first $6.4 million of common stock at $50.32 per share, and 200,000 warrants are exercisable at $67.09 per share. We priced the remaining $2.6 million of common stock at $10.25 per share, and the remaining 100,000 warrants are exercisable at $12.50 per share. The common stock and the stock underlying the warrants are not registered for resale and are subject to a two-year prohibition on sale by agreement. As of March 9, 2000, all of the warrants were outstanding.

     In January 2000, we extended our three-way license and research collaboration agreement with Kyowa Hakko and Pharmacia & Upjohn. The agreement extends the research and compound selection periods by one additional year to March 2002 and provides for additional research funding over the next two years.

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. As part of the acquisition, we formed a research collaboration with the Roslin Institute which obligated us to provide $20.0 million in research funding over the next six years which has a net present value of $17.2 million. In exchange for all of the outstanding shares of Roslin Bio-Med, we issued 1,891,371 shares of our common stock with a fair value of $22.2 million. In addition, in exchange for the outstanding fully vested stock options in Roslin Bio-Med, we issued fully vested options to purchase 208,629 shares our common stock with a fair value of $2.2 million. The total purchase price of $44.4 million also included acquisition costs of $2.9 million. Under the terms of the agreement, Roslin Bio-Med became our wholly owned United Kingdom subsidiary and is known as Geron Bio-Med.

     We accounted for the transaction using the purchase method. We allocated the purchase price between the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. We expensed the value of the nuclear transfer technology of $23.4 million as acquired research expense and capitalized the value of the research agreement of $17.2 million as an intangible asset and are amortizing this asset over the next six years.

     On September 30, 1999, we sold $12.5 million series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The debentures convert at our option when our common stock has traded at a specified premium to the fixed conversion price for ten consecutive trading days. The warrants to purchase 1,000,000 shares of common stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of common stock are exercisable at $12.75 per share at the option of the holder until June 2, 2001.

     Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under our various collaborative agreements, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $5.2 million in fiscal 1999 compared to $6.7 million in fiscal 1998 and $7.2 million in fiscal 1997. Revenues in 1999 and 1998 represented research support payments from our collaborative agreements with Kyowa Hakko and Pharmacia & Upjohn. Declining revenues in 1999 and 1998 were a result of reduced research funding from Kyowa Hakko as contractually agreed in 1998. Revenues in 1997 also included a one-time payment by Boehringer Mannheim for reimbursement of past research efforts. We recognize revenue under collaboration agreements as we incur the related research and development costs. We received annual funding payments of $1.0 million and $4.0 million under the Kyowa Hakko agreement in 1998 and 1997, respectively. We did not receive any funding payments from Kyowa Hakko in 1999. We received funding payments totaling $5.0 million each in fiscal 1999 and 1998 under the Pharmacia & Upjohn agreement. We expect revenues from collaborative agreements to increase in 2000 as compared to 1999 as a result of the renewed research commitments from Kyowa Hakko and Pharmacia & Upjohn. As a result of the extensions, these agreements provide for additional funding from Kyowa Hakko and Pharmacia & Upjohn over the next two years.

     We receive license payments and royalties from license and marketing agreements with various diagnostic and research tool collaborators. We received a license fee payment of $75,000 in 1999 under our product marketing agreement with Clontech. We did not receive any license fee payments in 1998 or 1997. In fiscal 1999, we received $85,000 in royalties on the sale of diagnostic kits to the research-use-only market from Intergen, Kyowa Medex, Roche Diagnostics and PharMingen compared to $91,000 received in fiscal 1998. In 1999, we also recognized $9,000 in shared profits from sales of cell-based research products from Clontech. Sales of these cell-based research products began in September 1999.

Research and Development Expenses

     Research and development expenses were $20.6 million, $15.6 million and $15.1 million for the years ended December 31, 1999, 1998 and 1997. The increase in 1999 from 1998 was primarily the result of the amortization of the research funding obligation to the Roslin Institute of $1.9 million, increased license fees for research technology of $1.0 million and increased personnel related costs of $800,000. The increase in 1998 from 1997 was primarily a result of increased personnel costs of $500,000 for additional scientific staff. We expect research and development expenses to increase significantly in the future as a result of the continued development of our therapeutic and diagnostic programs.

Acquired Research Expenses

     Acquired research expenses were the result of the acquisition of Roslin Bio-Med in May 1999. We used the purchase method of accounting. We allocated the purchase price between the acquired basic research in the form of a license to the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. We expensed the value of the nuclear transfer technology of $23.4 million as acquired research expense and capitalized the value of the research agreement of $17.2 million as an intangible asset. The total purchase price of $44.4 million also included acquisition costs of $2.9 million.

     The license to the nuclear transfer technology was the only significant asset of Roslin Bio-Med. We intend to enhance the research and development of the nuclear transfer technology by combining it with our other technology platforms. Before we can enter into clinical trials for a potential commercial application, we must expand the research and development of the combined technology platforms. Future products, if any, may take several years to develop and commercialize and will require substantial additional funds. We may never be able to create a commercial product from the nuclear transfer technology. Although we have the right to sublicense the nuclear transfer technology, we expect any future collaborations or sublicenses to fund future research and development and not recover the cost of the basic nuclear transfer technology that we acquired. We are using this technology for one research project. We have concluded that this technology has no alternative future use, and accordingly, have expensed the value of the acquired research technology at the time of the acquisition.

General and Administrative Expenses

     General and administrative expenses were $5.6 million, $3.8 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was primarily the result of increased business consulting expenses of $600,000, increased personnel related costs of $600,000, increased facilities maintenance costs of $300,000 and increased legal and accounting expenses of $300,000. The increase in 1998 from 1997 was primarily a result of increased personnel costs of approximately $420,000 for additional administrative personnel and bonus accruals. In addition, expenses in 1998 also reflected increases in public and investor relations expense; legal, accounting and consulting fees; supplies and expensed office equipment and other taxes and filing fees.

Interest and Other Income

     Interest income was $2.3 million, $1.9 million and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 and 1998 was due to higher average cash and investment balances as a result of the sale of debt and equity securities in 1999. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $1.0 million, $734,000 and $369,000 in research payments under government grants for the years ended December 31, 1999, 1998 and 1997, respectively. We expect income from government grants to decrease in the future.

Interest and Other Expense

     Interest and other expense was $5.5 million, $907,000 and $392,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in interest and other expense in 1999 over 1998 was primarily the result of the various convertible debenture financings during 1999. In connection with the issuance of $7.5 million of series B convertible debentures in June 1999, we recorded approximately $563,000 in interest expense for the difference between the fair value of our common stock on the date of signing and the conversion price of the debentures.

     When we issued the series C convertible debentures, we did not have sufficient authorized common shares to permit the series C convertible debenture holder to fully convert the series C convertible debentures and exercise the warrants. If we did not obtain stockholder approval to increase our authorized common shares to allow for the full conversion of the series C convertible debentures and exercise of series C warrants prior to March 31, 2000, we would have been in default under the debenture and would have been obligated to redeem the debentures at the request of the series C convertible debenture holder at the greater of 115% of the principal amount of the debentures or an amount equal to the fair value of our common stock the debentures would have been converted into plus expenses. In December 1999, we obtained the necessary stockholder approval to issue additional shares of common stock in order for the holder of the series C convertible debentures to convert their shares into our common stock and exercise their warrants. Prior to obtaining stockholder approval to increase the number of authorized common shares, we recognized $625,000 of interest expense related to the potential penalty on redemption up through the date our stockholders authorized the additional shares to be issued.

     On the date of issuance of the series C convertible debentures, we recorded approximately $305,000 in interest expense for the difference between the fair value of our common stock on September 30, 1999 and the conversion price of the debentures. We determined the value of the warrants to be $2,732,000. In accordance with Emerging Issue Task Force Issue No. 98-5, which was effective for transactions with a commitment date after May 20, 1999, we recorded this value as an increase to additional paid-in-capital with a related charge to interest expense. We recorded this amount at the time when our stockholders approved the increase to the number of our authorized common shares to an amount sufficient to allow for the full conversion of the series C convertible debentures and exercise of the series C warrants.

     Interest and other expense in 1999 also included approximately $312,000 of imputed interest for the accretion of our research funding obligation to the Roslin Institute.

     In December 1998, we recorded approximately $562,000 in interest expense in connection with the sale of series A convertible debentures, for the difference between the fair market value of our common stock on the date of issuance and the conversion price of the series A convertible debentures. We recorded the series A convertible debentures at a discount and were amortizing the debentures to the redemption amount prior to the conversion of the debentures into common stock.

Net Loss

     Net losses were $46.4 million, $10.8 million and $9.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net loss for 1999 was primarily the result of the charge for acquired research technology in connection with the acquisition of Roslin Bio-Med and the amortization of the research funding obligation to the Roslin Institute. The increase in net loss for 1998 was primarily the result of increased operating expenses during the year and lower research support payments from Kyowa Hakko.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and investments at December 31, 1999 were $42.9 million compared to $40.4 million at December 31, 1998 and $21.6 million at December 31, 1997. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The increase in cash, cash equivalents and investments in 1999 was primarily the result of the sale of convertible debentures in June 1999 and September 1999. The increase in cash, cash equivalents and investments in 1998 was the result of sale of our convertible preferred stock in March 1998 and our sale of convertible debentures in December 1998.

     Net cash used in operations was $13.6 million in 1999 and $7.8 million in 1998. Cash used in operations in 1999 was primarily the result of the net loss for the year of $46.4 million offset partially by non-cash charges including purchased research technology expense of $23.4 million. We expect that our net cash used in operations will increase in 2000 as a result of increased research and development expenditures.

     Through December 31, 1999, we have invested approximately $9.9 million in property and equipment, of which approximately $7.5 million was financed through equipment financing. Minimum annual payments due under the equipment financing facility are expected to total $1.2 million, $876,000, $752,000 and $159,000 in 2000, 2001, 2002 and 2003, respectively. As of December 31, 1999, we had approximately $1.2 million available for borrowing from our equipment financing facility. The drawdown period under the equipment financing facility expires on July 31, 2000. We intend to renew the commitment for a new equipment financing facility in 2000 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $2.8 million and $2.4 million in 2000 and 2001, respectively. We also formed a research collaboration agreement with the Roslin Institute, which obligated us to provide approximately $20.0 million in research funding over the next six years of which $2.3 million was paid in 1999. We intend to continue to maintain and develop relationships with academic and research institutions.

     In 1998 and 1997, Pharmacia & Upjohn made equity investments in our common stock totaling $10.0 million at a premium. In 2000, Pharmacia & Upjohn and Kyowa Hakko both extended their research funding commitment for an additional year. We expect to receive additional funding from Pharmacia & Upjohn in each of the next two years to fund our future development efforts. We also expect to receive additional funding from Kyowa Hakko over the next two years. We will seek further funding through other strategic collaborations, public or private equity financing, or other financing sources.

     In March 1998, we completed a private placement with two institutional investors for the sale of 15,000 shares of series A preferred stock with a stated value of $1,000 per share resulting in proceeds of $15.0 million. In November 1998, 11,548 shares of series A convertible preferred stock converted into 2,173,446 shares of our common stock and in April 1999, we redeemed the remaining 3,452 shares of series A preferred stock for $3.7 million. The total redemption value included the 6% premium on the outstanding book value of the series A preferred stock. As of December 31, 1999, no shares of series A preferred stock remained outstanding.

     In December 1998, we sold $15.0 million in convertible zero coupon debentures and warrants to purchase 1,250,000 shares our common stock to investment funds managed by three institutional investors. We received one-half of the proceeds upon signing the agreement which resulted in the issuance of $7.5 million series A convertible debentures and warrants to purchase 625,000 shares of our common stock. During 1999, all of the series A convertible debentures converted into 750,000 shares of our common stock at $10.00 per share. As of December 31, 1999, none of series A warrants had been exercised.

     In June 1999, we sold $7.5 million of our series B convertible debentures and warrants to purchase an additional 625,000 shares of our common stock. The series B debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. The series B warrants are exercisable at $12.00 per share by the holders of series B convertible debentures. As of December 31, 1999, $3.0 million of the principal amount of the series B convertible debentures were outstanding. As of December 31, 1999, none of the series B warrants had been exercised.

     In September 1999, we sold $12.5 million in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of our common stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. We can convert the debentures when the our common stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. The warrants to purchase 1,000,000 shares of our common stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of our common stock are exercisable at $12.75 per share. We determined the value of the warrants to be approximately $2.7 million and recorded this amount as interest expense. As of December 31, 1999, all of the series C convertible debentures were outstanding. As of December 31, 1999, none of the series C warrants had been exercised.

     As of March 9, 2000, the remainder of principal of the series B convertible debentures have been converted into 300,000 shares of our common stock and approximately $6.3 million of principal of the series C convertible debentures have been converted into approximately 615,000 shares of our common stock.

     As of March 9, 2000, institutional investors have exercised series A warrants to purchase 625,000 shares of our common stock, series B warrants to purchase 375,000 shares of our common stock and series C warrants to purchase 1,100,000 shares of our common stock. We received total proceeds of approximately $25.8 million from the exercise of these warrants.

     In March 2000, we sold a total of 380,855 shares of our common stock and 300,000 warrants to purchase our common stock to a single investor for $9 million. We structured the sale of securities in two parts. We priced the first $6.4 million of common stock at $50.32 per share, and 200,000 warrants are exercisable at $67.09 per share. We priced the remaining $2.6 million of common stock at $10.25 per share, and the remaining 100,000 warrants are exercisable at $12.50 per share. The common stock and the stock underlying the warrants are not registered for resale and are subject to a two-year prohibition on sale by agreement. As of March 9, 2000, all of the warrants were outstanding.

     We estimate that our existing capital resources, payments expected to be made under the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements, interest income and equipment financing will be sufficient to fund our current level of operations through June 2002. Changes in our research and development plans or other changes affecting our operating expenses may not result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     All of our computer hardware and software has been upgraded for Year 2000 compliance. All of our key vendors have provided assurance that they are Year 2000 compliant. While there were no Year 2000 related problems at the transaction in the Year 2000, we are maintaining our contingency plans in the event any problems arise in the future.

     The statement contained in the foregoing Year 2000 readiness disclosures is subject to protection under Year 2000 Information and Readiness Disclosure Act.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to purchase shares of our common stock. Any of these risks could materially adversely affect our business, operating results and financial condition.

     This document contains forward-looking statements that involve risks and uncertainties. You should not rely on these forward-looking statements. We use words such as "anticipate," believe," "plans" "expect," "future," "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the document and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the preceding pages and elsewhere in this document.

OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT AND WE MAY NOT DEVELOP ANY PRODUCTS THAT REACH CLINICAL TRIALS

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, the study of human pluripotent stem cells, and the process of nuclear transfer are relatively new areas of research. Our business is at an early stage of development. We have not yet produced any products that have progressed to clinical trials and we may never do so. Our ability to produce products that progress to clinical trials is subject to our ability to, among other things:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

     We have incurred net operating losses every year since our operations began in 1990. As of December 31, 1999, our accumulated deficit was approximately $104.0 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia & Upjohn. The agreements provide that through 2001, Kyowa Hakko and Pharmacia & Upjohn will provide additional funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

     We are unable to estimate at this time the level of revenue to be received from the sale of diagnostic products, and do not currently expect to receive significant revenues from the sale of research-use-only kits. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others to, among other things, manufacture and market therapeutic products.

     We may never receive material revenues from product sales or that such revenues, if any, will be sufficient to continue or expand our research activities and otherwise sustain our operations.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, payments under the Kyowa Hakko and Pharmacia & Upjohn collaborative agreements, interest income and equipment financing will be sufficient to fund our current level of operations through June 2002, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

     - the accuracy of the assumptions underlying our estimates for our capital needs in 2000 and beyond;

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

OUR INABILITY TO IDENTIFY AN EFFECTIVE INHIBITOR FOR TELOMERASE MAY PREVENT US FROM DEVELOPING A VIABLE CANCER TREATMENT PRODUCT, WHICH WOULD ADVERSELY IMPACT OUR FUTURE BUSINESS PROSPECTS

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

     If, and when selected, a lead compound may prove to have undesirable and unintended side effects or other characteristics affecting its safety or effectiveness that may prevent or limit its commercial use. In terms of safety, our discoveries may result in cancer treatment solutions that cause unacceptable side effects for the human body. Our discoveries may also not be as effective as is necessary to market a commercially viable product for the treatment of cancer. As a result, telomerase inhibition may need to be used in conjunction with other cancer therapies. Accordingly, it may become extremely difficult for us to proceed with preclinical and clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business prospects would be materially and adversely affected.

IF OUR ACCESS TO NECESSARY TISSUE SAMPLES, INFORMATION OR LICENSED TECHNOLOGIES IS RESTRICTED, WE WILL NOT BE ABLE TO DEVELOP OUR BUSINESS

     To continue the research and development of our therapeutic and diagnostic products, we need access to normal and diseased human and other tissue samples, other biological materials and related clinical and other information. We compete with many other companies for these materials and information. We may not be able to obtain or maintain access to these materials and information on acceptable terms, if at all. In addition, government regulation in the United States and foreign countries could result in restricted access to, or prohibiting the use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will be materially harmed.

SOME OF OUR COMPETITORS MAY DEVELOP TECHNOLOGIES THAT ARE SUPERIOR TO OR MORE COST-EFFECTIVE THAN OURS, WHICH MAY IMPACT THE COMMERCIAL VIABILITY OF OUR TECHNOLOGIES AND WHICH MAY SIGNIFICANTLY DAMAGE OUR ABILITY TO SUSTAIN OPERATIONS

     The pharmaceutical and biotechnology industries are intensely competitive. We believe that other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality, including the study of telomeres, telomerase, human pluripotent stem cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

     Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

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

     As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than us. Most significantly, competitive products may render the products that we develop obsolete.

THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF OUR RESEARCH USING PLURIPOTENT STEM CELLS AND NUCLEAR TRANSFER COULD PREVENT US FROM DEVELOPING OR GAINING ACCEPTANCE FOR COMMERCIALLY VIABLE PRODUCTS IN THIS AREA

     Our programs in regenerative medicine may involve the use of human pluripotent stem cells that would be derived from human embryonic or fetal tissue. The use of human pluripotent stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human pluripotent stem cells becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed.

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant ethnical debates in both the social and political arenas. We use hPSCs derived through a process that uses either donated embryos that are no longer necessary following a successful in vitro fertilization procedure or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using hPSCs, resulting in reduced scientific progress. In addition, the United States government and its agencies currently do not fund research which involves the use of human embryonic tissue and may in the future regulate or otherwise restrict or prohibit the public or private use of human embryonic or fetal tissue. Our inability to conduct research using hPSCs due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 -- the first mammal cloned from an adult cell in history. Geron acquired exclusive rights to this technology for all areas except human cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, all of the techniques we continue to develop for use in agricultural cloning and our nuclear transfer work for organ regeneration are directly applicable to human cloning should some other group in the future decide to pursue this avenue. Negative associations with any or all of these practices could:

     - harm our ability to establish critical partnerships and collaborations;

     - prompt government regulation of our technologies;

     - cause delays in our research and development; and

     - cause a decrease in the price of our stock.

     Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be cancelled and our business could be significantly harmed.

PUBLIC ATTITUDES TOWARDS OF GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS

     The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Adverse events in the field of gene therapy that have occurred or may occur in the future also may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

     Negative public reaction to gene therapy in the development of certain of our therapies could result in greater government regulation, stricter clinical trial oversight, commercial product labeling requirements of gene therapies and could cause a decrease in the demand for any products that we may develop. The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation and could cause a decrease in the demand for our potential products.

EVEN IF WE REACH CLINICAL TRIALS WITH ONE OR MORE OF OUR PRODUCTS, THEY MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS

     We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including risks that:

     - clinical trials may not demonstrate the safety and efficacy of our products;

     - completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

     - we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

     - we may not be able to manufacture our drugs economically on a commercial scale;

     - we and our licensees may not be able to successfully market our products;

     - physicians may not prescribe our products, or patients may not accept such products;

     - others may have proprietary rights which prevent us from marketing our products; and

     - competitors may sell similar, superior or lower-cost products.

IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO PURSUE THE DEVELOPMENT OF OUR INTENDED TECHNOLOGIES AND PRODUCTS

  Our success will depend on our ability to obtain and enforce patents for our discoveries; however, legal principles in the United States and in other countries for biotechnology patents are not firmly established and the extent to which we will be able to obtain patent coverage is uncertain.

     Protection of our proprietary compounds and technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. We may not continue to develop products or processes that are patentable, and it is possible that patents will not issue from any of our pending applications, including allowed patent applications. Further, our current patents, or patents that issue on pending applications, may be challenged, invalidated or circumvented, and our current or future patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

     Patent applications in the United States are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or file patent applications for these inventions. As a result, we may not be able to obtain patents from discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

     Patent prosecution or litigation may also be necessary to obtain patents, enforce any patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We may not be successful in any patent prosecution or litigation. Patent prosecution and litigation in general can be extremely expensive and time consuming, even if the outcome is favorable to us. An adverse outcome in a patent prosecution, litigation or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology.

  We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of potential products

     Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our research programs. In the event our technologies do infringe on the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to these patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our breach of an existing license or failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

     Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard, patents may not issue from any of our patent applications. As a result, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to our technologies and we may have to obtain licenses to use these technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop similar technology, and we may not be successful in this regard. If we cannot acquire or develop the necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one of our competitors could acquire or license the necessary technology. Any of these events could materially harm our business.

     We may be subject to claims or litigation as a result of entering into license agreements with third parties or infringing on the patents of others. For example, we signed a licensing and sponsored research agreement relating to our research relating to pluripotent stem cells with The Johns Hopkins University School of Medicine in August 1997. Prior to signing this agreement, we had been informed by a third party that we and

Johns Hopkins University would violate the rights of that third party and another academic institution in doing so. After a review of the correspondence with the third party and Johns Hopkins University, as well as related documents, including an issued United States patent, we believe that both we and Johns Hopkins University have substantial defenses to any claims that might be asserted by the third party. We have agreed to provide indemnification to Johns Hopkins University relating to potential claims. However, any litigation resulting from this matter may divert significant resources, both financial and otherwise, from our research programs. We may be unsuccessful if the matter is litigated. If the outcome of litigation is unfavorable to us, our business could be materially and adversely affected.

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

SOME OF OUR PATENTS AND PATENT APPLICATIONS RELATING TO TELOMERASE MAY BE SUBJECT TO CHALLENGE OR BE SUSPENDED BY THE UNITED STATES PATENT AND TRADEMARK OFFICE, WHICH COULD JEOPARDIZE OUR ABILITY TO COMMERCIALIZE TELOMERASE PRODUCTS

     Our patents and patent applications relating to telomerase are critically important to our development and commercialization of therapeutic and diagnostic products for applications in oncology and regenerative medicine. We have a number of patent applications pending relating to the cloned telomerase protein and its uses. Patent applications respecting the human telomerase protein and related gene applications are pending in several countries and patent prosecution is ongoing. Although we have been granted patents in the United Kingdom and Switzerland, we have received rejections in certain other countries and we may be unable to overcome those rejections or any others that we may encounter.

     The United States Patent and Trademark Office has advised us that the claims of two of our United States patent applications relating to cloned human telomerase are allowable, but that further prosecution of these applications has been suspended pending a determination of whether the initiation of an interference proceeding is appropriate to ascertain who made the claimed inventions first. We believe this event indicates, among other things, that the Patent and Trademark Office has established that at least one other entity has filed a United States patent application also claiming cloned human telomerase protein or its uses. As a result, one or more interferences could be declared, in which case the United States Patent and Trademark Office would undertake a multi-year process to decide who made the underlying invention or inventions first. If an interference is declared one result is that another entity could be awarded the patents.

     We have prepared for an interference proceeding and, based on the information presently available to us, we believe that we cloned human telomerase protein prior to any other entity. However, we do not yet have access to other entities' invention records or their patent application files, which are maintained in secrecy by the United States Patent and Trademark Office. We, therefore, do not have access to all pertinent information for this analysis. Moreover, as interferences are typically complex, highly contested legal proceedings subject to appeal, accurately predicting an outcome is not possible, particularly at this stage. An interference would divert significant resources, both financial and otherwise, from our research programs.

     If interferences or other challenges to our patents are not resolved promptly in our favor, our existing business relationships could be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing telomerase products, which could materially harm our business.

WE DEPEND ON OUR COLLABORATORS TO HELP US COMPLETE THE PROCESS OF DEVELOPING AND TESTING OUR PRODUCTS AND OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS MAY BE IMPAIRED OR DELAYED IF OUR COLLABORATIVE PARTNERSHIPS ARE UNSUCCESSFUL

     Our strategy for the development, clinical testing and commercialization of our products requires entering into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to our research activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Our ability to successfully develop and commercialize telomerase inhibition products depends on our corporate alliances with Kyowa Hakko and Pharmacia & Upjohn, and our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate alliance with Roche Diagnostics. Under our collaborative agreements with these collaborators, we rely significantly on them, among other activities, to:

     - design and conduct advanced clinical trials in the event that we reach clinical trials;

     - fund research and development activities with us;

     - pay us fees upon the achievement of milestones; and

     - co-promote with us any commercial products that result from our collaborations.

     The development and commercialization of products from these collaborations will be delayed if Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics fail to conduct these collaborative activities in a timely manner or at all. In addition, Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics could terminate these agreements and we may not receive any development or milestone payments. If we do not receive research funds or achieve milestones set forth in the agreements, or if Kyowa Hakko, Pharmacia & Upjohn or Roche Diagnostics or any of our future collaborators breach or terminate collaborative agreements with us, our business may be materially harmed.

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

     - unanticipated expenses related to technology and research integration;
       and

     - the difficulty of implementing and maintaining uniform standards, controls, procedures and policies.

     We may not be able to overcome any of these obstacles, and our failure to do so could prevent us from achieving the perceived benefits of the acquisition and collaboration and negatively impact our research activities and results of operations.

     In addition, our agreement with the Roslin Institute obligated us to provide approximately $20 million in development funding. If we are unable to fulfill this significant obligation, the Roslin Institute could terminate the agreement and we would lose our rights to the technology.

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

     - currency exchange rate fluctuations;

     - political instability;

     - export restrictions; and

     - potentially adverse tax consequences.

     One or more of these factors could materially harm our future international operations, the success of our acquisition of Roslin Bio-Med and, consequently, our business, operating results, and financial condition. Similarly, our collaborations with international partners such as the Roslin Institute, Pharmacia & Upjohn, Kyowa Hakko and Roche Diagnostics could also subject us to the above described international uncertainties.

THE LOSS OF KEY PERSONNEL COULD SLOW OUR ABILITY TO CONDUCT RESEARCH AND DEVELOP PRODUCTS

     Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our scientific staff. Competition for personnel is intense and we may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

     We also rely on consultants and advisors, including the members of our Scientific Advisory Board, who assist us in formulating our research and development strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so would materially harm our business.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE AGAINST POTENTIAL LIABILITIES IN ORDER TO PROTECT OURSELVES AGAINST PRODUCT LIABILITY CLAIMS

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our products is alleged to have injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially We currently have no clinical trial liability insurance and we may not be able to obtain and maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could have a material adverse effect on us.

BECAUSE WE OR OUR COLLABORATORS MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS IN THE UNITED STATES AND FOREIGN JURISDICTIONS, WE CANNOT PREDICT WHETHER OR WHEN WE WILL BE PERMITTED TO COMMERCIALIZE OUR PRODUCTS

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborators develop are subject to intense government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

     - manufacturing;

     - advertising and promoting;

     - selling and marketing;

     - labeling; and

     - distributing.

     We may not obtain regulatory approval for the products we develop or that our collaborators will obtain regulatory approval for the products they develop. Regulatory approval may also entail limitations on the indicated uses of a proposed product. Because certain of our product candidates involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities, and, as a result, we may obtain regulatory approvals for such products more slowly than for products based upon more conventional technologies. If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

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

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

     - significantly harm the marketing of any products that we or our collaborators develop;

     - impose costly procedures upon our activities or the activities of our collaborators;

     - diminish any competitive advantages that we or our collaborative partners may attain; or

     - adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the time and resources, both economic and otherwise, that are necessary, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, this approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential commercial use of the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

     - recall or seizure of products;

     - injunction against manufacture, distribution, sales and marketing; and

     - criminal prosecution.

     The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

TO BE SUCCESSFUL, OUR PRODUCTS MUST BE ACCEPTED BY THE HEALTH CARE COMMUNITY THAT CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS

     Our products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

     If the health care community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

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

     Both federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to contain or reduce the cost of health care through various means. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may change or be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and any of our potential products and treatments may ultimately not be considered cost effective by these third parties. Any of these initiatives or developments could materially harm our business.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT LEGAL AND FINANCIAL PENALTIES

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, our use of these materials could be curtailed by state or federal authorities and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes, and any liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations.

     Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with and substantial fines or penalties if we violate any of these laws or regulations.

OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations such as media coverage, legislation and regulatory measures and the activities of various protest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and your return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1998 and December 31, 1999, our stock has traded as high as $24.50 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES, INCLUDING SHARES THAT WILL BECOME ELIGIBLE FOR SALE IN THE NEAR FUTURE, MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of March 9, 2000, we had approximately 21,203,002 shares of common stock outstanding. Of these shares, approximately 8,017,367 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 7,336,512 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 680,855 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK

     Our certificate of incorporation provides our board of directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this Form 10-K, the Board of Directors still has authority to designate and issue up to 3,000,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

PROVISIONS IN OUR CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, WHICH MAY PREVENT HOLDERS OF OUR COMMON STOCK FROM BENEFITTING FROM WHAT THEY BELIEVE MAY BE THE POSITIVE ASPECTS OF ACQUISITIONS AND TAKEOVERS

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

     Either collectively or individually, these provisions may prevent holders of our common stock from benefitting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

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

     Interest Rate Sensitivity. The fair value of the our available for sale securities at December 31, 1999 was $40.6 million. These investments include $5.5 million of cash and cash equivalents which are due in less than 90 days, $31.5 million of short-term investments which are due in less than one year and $3.6 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currencies. For the fiscal 1999 year end, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next six years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of December 31, 1999, we did not engage in foreign currency hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying consolidated balance sheets of Geron Corporation at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 11, 2000

                               GERON CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   7,835    $ 16,360
  Short-term investments....................................     31,452       8,109
  Interest and other receivables............................        705         523
  Notes receivable from related parties.....................         38         138
  Other current assets......................................        399         685
                                                              ---------    --------
          Total current assets..............................     40,429      25,815
Long-term investments.......................................      3,636      15,954
Notes receivable from related parties.......................        275         112
Property and equipment, net.................................      3,783       2,336
Deposits and other assets...................................        301         239
Intangible assets...........................................     15,277          --
                                                              ---------    --------
                                                              $  63,701    $ 44,456
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,321    $  1,184
  Accrued compensation......................................        720         717
  Accrued liabilities.......................................      2,003         503
  Deferred revenue..........................................         --         244
  Current portion of capital lease obligations and equipment
     loans..................................................      1,183         906
  Current portion of research funding obligation............      2,721          --
                                                              ---------    --------
          Total current liabilities.........................      7,948       3,554
Noncurrent portion of capital lease obligations and
  equipment loans...........................................      1,787       1,300
Noncurrent portion of research funding obligation...........     12,413          --
Convertible debentures......................................     15,327       6,801
Commitments
Redeemable convertible preferred stock, $0.001 par value; no shares issued and outstanding in 1999 and 3,452 shares
  issued and outstanding in 1998 (liquidation preference of
  $3,610 at December 31, 1998)..............................         --       3,610
Stockholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares
     authorized; 17,381,095 shares and 13,661,274 shares
     issued and outstanding in 1999 and 1998,
     respectively...........................................         17          13
  Additional paid-in-capital................................    131,183      88,055
  Notes receivable from stockholders........................        (70)         (4)
  Deferred compensation.....................................       (853)     (1,383)
  Accumulated deficit.......................................   (103,969)    (57,520)
  Accumulated other comprehensive (loss) income.............        (82)         30
                                                              ---------    --------
          Total stockholders' equity........................     26,226      29,191
                                                              ---------    --------
                                                              $  63,701    $ 44,456
                                                              =========    ========

                            See accompanying notes.

                               GERON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues from collaborative agreements..............  $     5,244    $     6,706    $     7,175
License fees and royalties..........................          168             91             78
                                                      -----------    -----------    -----------
          Total revenues............................        5,412          6,797          7,253
Operating expenses:
  Research and development..........................       20,571         15,619         15,139
  Acquired research technology......................       23,403             --             --
  General and administrative........................        5,574          3,769          3,120
                                                      -----------    -----------    -----------
          Total operating expenses..................       49,548         19,388         18,259
                                                      -----------    -----------    -----------
Loss from operations................................      (44,136)       (12,591)       (11,006)
Interest and other income...........................        3,263          2,666          1,757
Interest and other expense..........................       (5,503)          (907)          (392)
                                                      -----------    -----------    -----------
Net loss............................................  $   (46,376)   $   (10,832)   $    (9,641)
Accretion of redemption value of redeemable
  convertible preferred stock.......................          (73)          (578)            --
                                                      -----------    -----------    -----------
Net loss applicable to common stockholders..........  $   (46,449)   $   (11,410)   $    (9,641)
                                                      ===========    ===========    ===========
Basic and diluted net loss per share................  $     (3.00)   $     (1.00)   $     (0.91)
                                                      ===========    ===========    ===========
Shares used in computing basic and diluted net loss
  per share.........................................   15,489,035     11,439,084     10,551,054
                                                      ===========    ===========    ===========

                            See accompanying notes.

                               GERON CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              NOTES
                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL    RECEIVABLE    DEFERRED    ACCUMU-
                                     ----------------   -------------------    PAID-IN         FROM       COMPEN-      LATED
                                     SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    SATION     DEFICIT
                                     -------   ------   ----------   ------   ----------   ------------   --------   ---------
Balances at December 31, 1996......       --     $--    10,040,415    $10      $ 61,174       $(119)      $(1,003)   $ (36,469)
Net loss...........................       --     --             --     --            --          --            --       (9,641)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................       --     --             --     --            --          --            --           --
Comprehensive loss.................
Issuance of common stock in
  connection with corporate
  collaboration, net of issuance
  costs of $9......................       --     --        441,685      1         5,991          --            --           --
Issuance of common stock in
  exchange for services............       --     --          6,925     --            59          --            --           --
Issuance of common stock to certain
  research institutions............       --     --          8,940     --            87          --            --           --
Issuance of common stock under
  employee stock plans.............       --     --        297,948     --           568         119            --           --
Amortization of deferred
  compensation.....................       --     --             --     --            --          --           289           --
                                     -------     --     ----------    ---      --------       -----       -------    ---------
Balances at December 31, 1997......       --     --     10,795,913     11        67,879          --          (714)     (46,110)
Net loss...........................       --     --             --     --            --          --            --      (10,832)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................       --     --             --     --            --          --            --           --
Comprehensive loss.................
Issuance of common stock in
  connection with corporate
  collaboration....................       --     --        255,102     --         4,000          --            --           --
Issuance of convertible preferred
  stock, net of issuance costs of
  $72..............................   15,000     --             --     --        14,928          --            --           --
Beneficial conversion feature
  related to convertible debentures
  issued...........................       --     --             --     --           562          --            --           --
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing........................       --     --             --     --           719          --            --           --
Accretion of premium on redemption
  of convertible preferred stock...       --     --             --     --           578          --            --         (578)
Conversion of convertible preferred
  stock into common stock..........  (11,548)    --      2,173,446      2            (2)         --            --           --
Issuance of common stock in
  exchange for services............       --     --         14,772     --           310          --            --           --
Issuance of common stock under
  employee stock plans.............       --     --        422,041     --         1,399          (4)           --           --
Transfer remaining shares of
  convertible preferred stock to
  redeemable convertible preferred
  stock............................   (3,452)    --             --     --        (3,610)         --            --           --
Deferred compensation related to
  certain options granted to
  employees........................       --     --             --     --         1,292          --        (1,292)          --
Amortization of deferred
  compensation.....................       --     --             --     --            --          --           623           --
                                     -------     --     ----------    ---      --------       -----       -------    ---------
Balances at December 31, 1998......       --     --     13,661,274     13        88,055          (4)       (1,383)     (57,520)

                                     ACCUMULATED     TOTAL
                                      OTHER COM-     STOCK-
                                      PREHENSIVE    HOLDERS'
                                     INCOME(LOSS)    EQUITY
                                     ------------   --------
Balances at December 31, 1996......     $  (2)      $23,591
Net loss...........................        --        (9,641)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................         2             2
                                                    -------
Comprehensive loss.................                  (9,639)
Issuance of common stock in
  connection with corporate
  collaboration, net of issuance
  costs of $9......................        --         5,992
Issuance of common stock in
  exchange for services............        --            59
Issuance of common stock to certain
  research institutions............        --            87
Issuance of common stock under
  employee stock plans.............        --           687
Amortization of deferred
  compensation.....................        --           289
                                        -----       -------
Balances at December 31, 1997......        --        21,066
Net loss...........................        --       (10,832)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................        30            30
                                                    -------
Comprehensive loss.................                 (10,802)
Issuance of common stock in
  connection with corporate
  collaboration....................        --         4,000
Issuance of convertible preferred
  stock, net of issuance costs of
  $72..............................        --        14,928
Beneficial conversion feature
  related to convertible debentures
  issued...........................        --           562
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing........................        --           719
Accretion of premium on redemption
  of convertible preferred stock...        --            --
Conversion of convertible preferred
  stock into common stock..........        --            --
Issuance of common stock in
  exchange for services............        --           310
Issuance of common stock under
  employee stock plans.............        --         1,395
Transfer remaining shares of
  convertible preferred stock to
  redeemable convertible preferred
  stock............................        --        (3,610)
Deferred compensation related to
  certain options granted to
  employees........................        --            --
Amortization of deferred
  compensation.....................        --           623
                                        -----       -------
Balances at December 31, 1998......        30        29,191

                               GERON CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              NOTES
                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL    RECEIVABLE    DEFERRED    ACCUMU-
                                     ----------------   -------------------    PAID-IN         FROM       COMPEN-      LATED
                                     SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    SATION     DEFICIT
                                     -------   ------   ----------   ------   ----------   ------------   --------   ---------
Balances at December 31, 1998......       --     $--    13,661,274    $13      $ 88,055       $  (4)      $(1,383)   $ (57,520)
Net loss...........................       --     --             --     --            --          --            --      (46,376)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................       --     --             --     --            --          --            --           --
Cumulative translation
  adjustment.......................       --     --             --     --            --          --            --           --
Comprehensive loss.................
Issuance of common stock in
  connection with acquisition......       --     --      2,100,000      2        24,384          --            --           --
Beneficial conversion feature
  related to convertible debentures
  issued...........................       --     --             --     --           867          --            --           --
Conversion of convertible
  debentures.......................       --     --      1,200,000      1        11,058          --            --           --
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing........................       --     --             --     --         3,451          --            --           --
Accrual of penalty under
  convertible debentures...........       --     --             --     --           625          --            --           --
Accretion of premium on redemption
  of convertible preferred stock...       --     --             --     --            --          --            --          (73)
Issuance of common stock in
  exchange for services............       --     --         21,126     --           442          --            --           --
Issuance of common stock to certain
  research institutions, net of
  issuance costs of $5.............       --     --         92,000     --         1,079          --            --           --
Issuance of common stock upon
  exercise of warrants.............       --     --          3,229     --            21          --            --           --
Issuance of common stock under
  employee stock plans, net........       --     --        303,466      1         1,201         (66)           --           --
Amortization of deferred
  compensation.....................       --     --             --     --            --          --           530           --
                                     -------     --     ----------    ---      --------       -----       -------    ---------
Balances at December 31, 1999......       --     $--    17,381,095    $17      $131,183       $ (70)      $  (853)   $(103,969)
                                     =======     ==     ==========    ===      ========       =====       =======    =========

                                     ACCUMULATED     TOTAL
                                      OTHER COM-     STOCK-
                                      PREHENSIVE    HOLDERS'
                                     INCOME(LOSS)    EQUITY
                                     ------------   --------
Balances at December 31, 1998......     $  30       $29,191
Net loss...........................        --       (46,376)
Net change in unrealized gain
  (loss) on available-for-sale
  securities.......................      (144)         (144)
Cumulative translation
  adjustment.......................        32            32
                                                    -------
Comprehensive loss.................                 (46,488)
Issuance of common stock in
  connection with acquisition......        --        24,386
Beneficial conversion feature
  related to convertible debentures
  issued...........................        --           867
Conversion of convertible
  debentures.......................        --        11,059
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing........................        --         3,451
Accrual of penalty under
  convertible debentures...........        --           625
Accretion of premium on redemption
  of convertible preferred stock...        --           (73)
Issuance of common stock in
  exchange for services............        --           442
Issuance of common stock to certain
  research institutions, net of
  issuance costs of $5.............        --         1,079
Issuance of common stock upon
  exercise of warrants.............        --            21
Issuance of common stock under
  employee stock plans, net........        --         1,136
Amortization of deferred
  compensation.....................        --           530
                                        -----       -------
Balances at December 31, 1999......     $ (82)      $26,226
                                        =====       =======

                            See accompanying notes.

                               GERON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................  $(46,376)   $(10,832)   $ (9,641)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     1,281       1,122       1,277
  Amortization of intangible assets, principally research
     related...............................................     1,910          --          --
  Interest arising from beneficial conversion feature......     3,599         562          --
  Accretion of discount on convertible debentures..........       241          --          --
  Interest expense arising from series C convertible
     debentures............................................       688          --          --
  Purchased research technology expense....................    23,403          --          --
  Accretion of interest on research funding obligation.....       312          --          --
  Expense related to common stock issued for serviced
     rendered..............................................     1,542         310         154
  Amortization of deferred compensation....................       530         623         289
  Changes in assets and liabilities:
     Interest and other receivables........................      (182)        378        (558)
     Other current assets..................................       286         (34)       (242)
     Notes receivable from related parties.................       (63)         80         294
     Deposits and other assets.............................       (62)        (66)          2
     Accounts payable......................................       137         461         (71)
     Accrued compensation..................................         3         286        (359)
     Accrued liabilities...................................     1,708          52          24
     Deferred revenue......................................      (244)       (731)        975
     Research funding payments.............................    (2,363)         --          --
     Translation adjustment................................        49          --          --
                                                             --------    --------    --------
Net cash used in operating activities......................   (13,601)     (7,789)     (7,856)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.......................................    (2,728)     (1,034)       (713)
Net cash acquired in acquisition...........................       983          --          --
Purchases of securities available-for-sale.................   (31,294)    (28,375)    (27,015)
Proceeds from maturities of securities
  available-for-sale.......................................    18,103      21,817      21,454
Proceeds from sales/calls of securities
  available-for-sale.......................................     2,004          --          --
                                                             --------    --------    --------
Net cash used in investing activities......................   (12,932)     (7,592)     (6,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures and
  warrants.................................................    20,000       7,500          --
Proceeds from equipment loans..............................     2,027       1,034         671
Payments of obligations under capital leases and equipment
  loans....................................................    (1,263)     (1,084)     (1,238)
Redemption of redeemable convertible preferred stock.......    (3,683)         --          --
Proceeds from issuance of preferred stock, net.............        --      14,928          --
Proceeds from issuance of common stock.....................       927       5,241       6,462
                                                             --------    --------    --------
Net cash provided by financing activities..................    18,008      27,619       5,895
                                                             --------    --------    --------
Net (decrease) increase in cash and cash equivalents.......    (8,525)     12,238      (8,235)
Cash and cash equivalents, at beginning of period..........    16,360       4,122      12,357
                                                             --------    --------    --------
Cash and cash equivalents, at end of period................  $  7,835    $ 16,360    $  4,122
                                                             ========    ========    ========

                            See accompanying notes.

                               GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Geron Corporation ("Geron" or the "Company") was incorporated in the State of Delaware on November 29, 1990. Geron Corporation is a biopharmaceutical company focusing on discovering, developing and commercializing therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. Geron's product development programs are based on three technologies: telomerase, human pluripotent stem cells and nuclear transfer. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Geron Corporation and its wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company's subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

  Net Loss Per Share

     The Company's basic and diluted net loss per share amounts are calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"). Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1999              1998              1997
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net loss............................................   $   (46,376)      $   (10,832)      $    (9,641)
Accretion of redemption value of redeemable
  convertible preferred stock.......................           (73)             (578)               --
                                                       -----------       -----------       -----------
Net loss applicable to common stockholders..........   $   (46,449)      $   (11,410)      $    (9,641)
                                                       ===========       ===========       ===========
Basic and Diluted
Weighted average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share.............................................    15,489,035        11,439,084        10,551,054
                                                       ===========       ===========       ===========
Basic and diluted net loss per share................   $     (3.00)      $     (1.00)      $     (0.91)
                                                       ===========       ===========       ===========

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,392,833, 1,370,960, and 936,782 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 1999, 1998, and 1997, respectively. In addition, had the Company been in a net income position, diluted earnings per share would also have included 235,305 and 43,750 shares in 1999 and 1998 related to convertible debentures.

                               GERON CORPORATION

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Since Geron's inception, a substantial portion of its revenues have been generated from license and research agreements with collaborators. In addition, Geron has received license payments and royalties from license and marketing agreements with various diagnostic and research tools collaborators.

     The Company recognizes revenue as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned. Nonrefundable signing or licensing fees that are not dependent on future performance under collaborative agreements are recognized as revenue when received assuming the Company has no remaining obligations. Royalties are generally recognized upon receipt.

     The majority of the Company's revenues was earned in the United States. Two customers accounted for 92% and 5% of the Company's 1999 revenues, 74% and 25% of the Company's 1998 revenues and 52% and 40% of the Company's 1997 revenues.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. The Company has not completed its assessment of the impact of SAB 101, but does not expect that the implementation of SAB 101 will have a material effect.

  Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Leasehold improvements are amortized over the remaining term of the lease.

  Comprehensive Loss

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, and cumulative translation adjustment are included in accumulated other comprehensive income. comprehensive income (loss) for years ended December 31, 1999, 1998 and 1997 has been reflected in the consolidated statement of stockholders' equity.

  Other Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.

     In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which amends

                               GERON CORPORATION

FAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000 or January 1, 2001 for the Company. Management does not currently expect that adoption of FAS 133 will have a material impact on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start-Up Activities," ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company was required to implement SOP 98-5 for the year ending December 31, 1999; however, the adoption of 98-5 has not had a material impact on the Company's financial position or results of operations to date.

  Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

 2. ACQUISITION

     In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20,000,000 in research funding over six years which using an effective interest rate of 6% has a net present value of $17,200,000. The Company issued 1,891,371 shares of its common stock with a fair value of $22,200,000 in exchange for all of the outstanding shares of Roslin Bio-Med Ltd. In addition, the Company issued fully vested options to purchase 208,629 shares of Geron common stock with a fair value of $2,200,000 in exchange for the outstanding fully vested stock options in Roslin Bio-Med Ltd. The total purchase price of $44,400,000 also included acquisition costs of $2,900,000. Under the terms of the agreement, Roslin Bio-Med Ltd. became a wholly owned United Kingdom subsidiary of Geron and is known as Geron Bio-Med Ltd.

     The license to the nuclear transfer technology was the only significant asset of Roslin Bio-Med. Geron intends to further the research and development of the nuclear transfer technology, in combination with its other technology platforms. Geron must further the research and development of the technology before Geron can enter into clinical trials for a potential commercial application. Future products, if any, may take several years to develop and commercialize and will require substantial additional funds to develop. Geron may never be able to create a commercial product from the technology. Geron is using this technology for one research project. Geron has concluded that this technology has no alternative future use, and accordingly, Geron has expensed the value of the acquired research technology at the time of the acquisition.

     The transaction was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. The value of the nuclear transfer technology of $23,400,000 was reflected as acquired research expense and the value of the research agreement of $17,200,000 has been capitalized as an intangible asset and is being amortized over six years. During 1999, payments totaling $2,300,000 were made to the Roslin Institute under the research funding obligation. During 1999, $1,900,000 of imputed interest was accreted to the value of the research funding obligation and was recognized as interest expense.

     The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1999 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1999. The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1998 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1998.

     The proforma results of operations for 1999 and 1998 do not include the expense of $23,400,000 recorded in 1999 by Geron for the acquired research technology. The results for both 1999 and 1998 include an

                               GERON CORPORATION
adjustment to reflect the amortization of the research funding obligation. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of Geron common stock in connection with this acquisition.

                    (UNAUDITED)                         YEAR ENDED           YEAR ENDED
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        DECEMBER 31, 1999    DECEMBER 31, 1998
     ----------------------------------------        -----------------    -----------------
Revenues...........................................      $  5,412             $  6,799
Net loss...........................................      $(24,158)            $(16,384)
Basic and diluted net loss per share...............      $  (1.49)            $  (1.24)

3. FINANCIAL INSTRUMENTS AND CREDIT RISK

  Cash Equivalents and Securities Available-for-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company's investments include corporate notes in United States corporations and municipal securities with original maturities ranging from three to 24 months.

     The Company classifies its marketable equity and debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned.

     The following is a summary of available-for-sale securities at December 31, 1999 and 1998:

                                                           ESTIMATED FAIR VALUE
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                              (IN THOUSANDS)
Included in cash and cash equivalents:
  Money market fund......................................  $ 3,516     $13,595
  Municipal note.........................................  $ 2,000     $ 2,000
                                                           -------     -------
                                                           $ 5,516     $15,595
                                                           =======     =======
Short-term investments (due in less than 1 year):
  Corporate notes........................................  $31,452     $ 8,109
                                                           =======     =======
Long-term investments (due in 1 - 2 years):
  Corporate notes........................................  $ 3,636     $15,954
                                                           =======     =======

     As of December 31, 1999 and 1998, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial.

  Other Assets

     The Company presently holds notes receivable of $312,500 ($250,000 in 1998) from employees of the Company. These notes, which in general bear no interest, are collateralized by certain personal assets of the employees. One of the notes receivable is to be paid in full by June 2002 and the remaining two notes receivable are being paid in a series of installments over four years ending December 2002 and August 2003.

                               GERON CORPORATION

  Other Fair Value Disclosures

     At December 31, 1999, the fair value of the notes receivable from employees is $302,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     The fair value of the equipment loans approximates the carrying value of $2,694,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The fair value of the convertible debentures is approximately $15,500,000 which approximates the carrying value of $15,300,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

 4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Furniture and computer equipment.........................  $ 2,120    $ 1,766
Lab equipment............................................    4,440      3,383
Leasehold improvements...................................    3,309      1,992
                                                           -------    -------
                                                             9,869      7,141
Less accumulated depreciation and amortization...........   (6,086)    (4,805)
                                                           -------    -------
                                                           $ 3,783    $ 2,336
                                                           =======    =======

     Property and equipment at December 31, 1999 and 1998 includes assets under capitalized leases and equipment loans of approximately $2,879,000 and $2,882,000 respectively. Accumulated amortization related to leased assets was approximately $1,307,000 and $1,482,000 at December 31, 1999 and 1998,
respectively.

 5. CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS

     In 1999, the Company entered into lease and equipment loan credit lines of $1,500,000. As of December 31, 1999, the Company had approximately $1,200,000 available for borrowing under its equipment financing facilities. The drawdown period under the equipment financing facilities expire on July 31, 2000. The obligations under the equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 11% and are due in monthly installments through November 2003. Under the terms of the master lease agreement, ownership of the leased equipment will transfer to the Company at the end of the lease term.

                               GERON CORPORATION

     Future minimum lease payments under capital leases and principal payments on equipment loans are as follows:

                                                           CAPITAL    EQUIPMENT
                                                           LEASES       LOANS
                                                           -------    ---------
                                                              (IN THOUSANDS)
Years ending December 31:
  2000...................................................    $ 7       $1,176
  2001...................................................     --          876
  2002...................................................     --          752
  2003...................................................     --          159
                                                             ---       ------
          Total minimum lease and principal payments,
            respectively.................................      7       $2,963
                                                             ===       ======
Amount representing interest.............................     --
                                                             ---
Present value of future lease payments...................      7
Current portion of capital lease obligations.............     (7)
                                                             ---
Noncurrent portion of capital lease obligations..........    $--
                                                             ===

 6. OPERATING LEASE COMMITMENT

     On March 25, 1996, the Company leased two facilities under two five-year noncancelable operating leases. Future minimum payments under noncancelable operating leases are approximately $666,000 in 2000, $693,000 in 2001 and $58,000 in 2002. The Company has the option to extend the term of both leases for two additional periods of two and one half years each. Rent expense under operating leases was approximately $652,000, $637,000 and $581,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

 7. CONVERTIBLE DEBENTURES

  Series A and B Debentures

     On December 10, 1998, the Company entered into an agreement to sell $15,000,000 in convertible zero coupon debentures and warrants to purchase 1,250,000 shares of common stock to investment funds managed by three institutional investors. The debentures are convertible at any time by the holders at a fixed conversion price of $10.00 per share. One-half of the proceeds were funded upon signing the agreement, at which time $7,500,000 of series A convertible debentures and warrants to purchase 625,000 shares of common stock were issued. The debentures convert at the Company's option when the common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. The proceeds of $7,500,000 from the issuance of series A convertible debentures and warrants were allocated between the series A convertible debentures and warrants as follows: $6,800,000 to the debentures and $719,000 to the warrants. The series A convertible debentures, which were recorded at a discount, were being accreted to the redemption amount over the three year term using the interest method. In connection with the issuance of the series A convertible debentures and warrants, the Company recorded approximately $563,000 in interest expense for the difference between the fair value of the common stock on the date of signing and the conversion price of the debentures. During 1999, all of the series A convertible debentures with a face value of $7,500,000 were converted into 750,000 shares of Geron common stock at $10.00 per share. At December 31, 1999, series A warrants to purchase 625,000 shares of common stock remained outstanding.

     In June 1999, $7,500,000 of series B convertible debentures and warrants to purchase 625,000 shares of common stock were issued under the agreement entered into in December 1998. The price and terms of the series B convertible debentures were identical to the series A convertible debentures. In connection with the issuance of the series B convertible debentures and warrants, the Company recorded approximately $562,000

                               GERON CORPORATION
in interest expense for the difference between the fair value of the common stock on the date of signing and the conversion price of the debentures. The warrants are exercisable at $12.00 per share at any time through November 2000. The $7,500,000 proceeds from the series B convertible debentures and warrants were allocated between the series B convertible debentures and the warrants as follows: $6,800,000 to the debentures and $719,000 to the warrants. The series B convertible debentures, which were recorded at a discount, are being accreted to the redemption amount over the three year term using the interest method. During 1999, series B convertible debentures with a face value of $4,500,000 were converted into 450,000 shares of Geron common stock at $10.00 per share. As of December 31, 1999, $3,000,000 of series B convertible debentures and series B warrants to purchase 625,000 shares of common stock remained outstanding.

  Series C Debentures

     On September 30, 1999, the Company sold $12,500,000 series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The series C convertible debentures are convertible at the Company's option when the common stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. The series C warrants to purchase 1,000,000 shares of common stock are exercisable at $12.50 per share and the series C warrants to purchase 100,000 shares of common stock are exercisable at $12.75 per share at the option of the holder until June 2, 2001.

     As of the date of the issuance of the series C convertible debentures, the Company did not have sufficient authorized common shares to permit the series C debenture holder to fully convert the series C debentures and exercise the warrants. In the event that the Company did not obtain stockholder approval to increase its authorized common shares to allow for full conversion of the series C debentures and exercise of series C warrants prior to March 31, 2000, the Company would have been in default of under the debenture and would have been obligated to redeem the debentures at the request of the series C convertible debenture holder at the greater of 115% of the principal amount of the debentures or an amount equal to the fair value of the common stock such debentures would have been converted into plus expenses. As of December 31, 1999, the Company had obtained stockholder approval to issue the additional shares of common stock necessary in order for the holders of series C convertible debentures to fully convert their debentures and exercise their warrants. Prior to obtaining stockholder approval to increase the number of authorized shares of the Company's common stock, the Company recognized $625,000 of interest expense related to this potential penalty on redemption up through the date the additional shares were authorized.

     On the date of issuance of the debentures, the Company recorded approximately $305,000 in interest expense for the difference between the fair value of the Company's common stock on September 30, 1999 and the conversion price of the debentures. The value of the warrants was determined to be $2,732,000. In accordance with Emerging Issue Task Force Issue No. 98-5, which was effective for transactions with a commitment date after May 20, 1999, this value was recorded as an increase to additional paid-in-capital and a related charge to interest expense. This amount was recorded at the time when the Company obtained stockholder approval to increase the number of authorized shares of the Company's common stock to an amount sufficient to allow for the full conversion of series C convertible debentures and exercise of the series C warrants.

 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 27, 1998, the Company completed a private placement with two institutional investors for the sale of 15,000 shares of series A redeemable convertible preferred stock (the "series A preferred stock") with a par value of $0.001 and a stated value of $1,000 per share resulting in proceeds of $15,000,000. The series A

                               GERON CORPORATION
preferred stock is convertible into the number of shares of common stock of the Company equal to the stated value plus a premium of 6% per annum divided by a conversion price. The premium on the series A preferred stock was accreted and recorded as a dividend. The premium was accrued through December 31, 1998 with the offsetting charge recorded to accumulated deficit. The conversion price of the series A preferred stock was based on the market price of the common stock during a pricing period preceding conversion, up to a conversion price cap of $16.88. The series A preferred stock was subject to redemption at the Company's option if the market price of the common stock exceeded or fell below certain thresholds.

     On November 6, 1998, 11,548 shares of series A preferred stock were converted into 2,173,446 shares of common stock. The number of shares of common stock issued in November 1998 met the maximum threshold of shares of common stock that could be issued without obtaining stockholder approval under NASD regulations. Because the Company had not obtained stockholder approval to issue additional shares of common stock as of December 31, 1998, the remaining 3,452 shares of series A preferred stock (with a book value of $3,452,000), which were then redeemable at the option of the holders of series A preferred stock, were reclassified as redeemable convertible preferred stock and were excluded from stockholders' equity. In addition, the 6% premium on the outstanding shares of series A preferred stock was to be accreted to the value of the outstanding series A preferred stock.

     In May 1999, the Company redeemed the remaining 3,452 shares of series A preferred stock. The total redemption value of $3,700,000 included the 6% premium on the outstanding book value of the series A preferred stock. As of December 31, 1999, no shares of series A preferred stock remained outstanding.

 9. STOCKHOLDERS' EQUITY

  Warrants

     In September 1999, in connection with the sale of series C convertible debentures to one institutional investor, the Company issued warrants to purchase 1,000,000 shares of common stock at $12.50 per share, and warrants to purchase 100,000 shares of common stock at $12.75 per share. The series C warrants are exercisable at any time through June 2001. The value of these warrants in connection with the financing was determined to be approximately $2,732,000. As of December 31, 1999, none of the series C warrants had been exercised.

     In June 1999, in connection with the sale of series B convertible debentures to three institutional investors, the Company issued warrants to purchase 625,000 shares of common stock at $12.00 per share. The series B warrants are exercisable at any time through November 2000. The value of these warrants in connection with the financing was determined to be approximately $719,000. As of December 31, 1999, none of the series B warrants had been exercised.

     In December 1998, in connection with the sale of series A convertible debentures to three institutional investors, the Company issued warrants to purchase 625,000 shares of common stock at $12.00 per share. The series A warrants are exercisable at any time through June 2000. The value of these warrants in connection with the financing was determined to be approximately $719,000. As of December 31, 1999, none of the series A warrants had been exercised.

     In October 1998, in conjunction with a license agreement, the Company issued warrants to purchase 25,000 shares of common stock at $6.75 per share to a research institution and its affiliates. The warrants are exercisable through August 2007. As of December 31, 1999, none of the warrants issued in conjunction with the license agreements had been exercised. The value of these warrants was determined to be immaterial .

     In August 1997, in conjunction with a license agreement, the Company issued a warrant to purchase 25,000 shares of common stock at $5.78 per share to a research institution. The warrant is exercisable through August 2007. During 1999, 5,583 of the warrants were exercised under a non-cash basis, which resulted in the

                               GERON CORPORATION
issuance of 2,586 shares of common stock. As of December 31, 1999, warrants to purchase 19,417 shares of common stock remain outstanding. The value of these warrants was determined to be immaterial.

     In June 1994, in conjunction with the series C preferred stock financing, the Company issued warrants to purchase 3,253 shares of common stock at $9.28 per share. In June 1999, all of the warrants were exercised under a non-cash basis, which resulted in the issuance of 643 shares of common stock. As of December 31, 1999, none of the warrants remain outstanding.

     In February 1994, in conjunction with a research agreement, the Company issued a warrant to purchase 47,058 shares of common stock at $7.65 per share. The warrant is exercisable through February 2004. As of December 31, 1999, none of the warrants issued in conjunction with the research agreements had been exercised. The value of these warrants was determined to be immaterial.

  1992 Stock Option Plan

     The Company administers the 1992 Stock Option Plan (the "Plan"). The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1999, the Company had reserved 5,144,362 shares of common stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value on the date of grant. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Options granted under the Plan prior to July 1996 (the date of the Company's initial public offering) are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. In 1999 and 1998, the Company repurchased 118 and no shares, respectively, in accordance with these repurchase rights. As of December 31, 1999, 1,085 shares remained subject to repurchase.

     On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase common stock of the Company under the Company's 1992 Stock Option Plan with exercise prices in excess of the closing price of the Company's common stock on September 17, 1998 of $4.75, the option to exchange all such options for new incentive and/or nonstatutory stock options. Each such new incentive and/or nonstatutory stock option was on the same terms as the surrendered option, except that (i) the exercise price was equal to the closing price of the Company's common stock as reported on September 17, 1998 of $4.75, (ii) the vesting period of each exchanged option as set forth in the applicable stock option agreement was extended for one year beginning from the original vesting commencement date,
(iii) no exchanged option could be exercised or sold by the optionee prior to September 18, 1999, except due to the involuntary termination of the employee by the Company or his or her death or permanent disability, and (iv) options so exchanged were exchanged for the maximum number of incentive stock options permitted under applicable rules and regulations. In connection with this option exchange program, options to purchase 1,148,224 shares of common stock were cancelled and regranted. In addition, the Company recorded deferred compensation of approximately $1,300,000 in 1998 and recognized compensation expense related to this option exchange of approximately $241,000 and $334,000 in 1999 and 1998, respectively. The remaining deferred compensation is being amortized over the remaining vesting term of the options.

                               GERON CORPORATION

  Directors' Option Plan

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. As of December 31, 1999, 190,000 options have been granted under the Directors' Option Plan.

     Aggregate option activity for the 1992 Stock Option Plan and Directors' Stock Option Plan is as follows:

                                                                   OUTSTANDING OPTIONS
                                                      ---------------------------------------------
                                          SHARES                                        WEIGHTED
                                        AVAILABLE     NUMBER OF       PRICE PER         AVERAGE
                                        FOR GRANT       SHARES          SHARE        EXERCISE PRICE
                                        ----------    ----------    -------------    --------------
Balance at December 31, 1996..........     631,031     1,558,901    $0.34 - $ 8.75       $ 2.45
  Additional shares authorized........   1,000,808            --    $          --        $   --
  Options granted.....................  (1,491,830)    1,491,830    $6.75 - $17.00       $11.07
  Options exercised...................          --      (292,904)   $0.34 - $12.75       $ 1.54
  Options canceled....................     332,036      (332,036)   $0.34 - $12.75       $ 8.70
                                        ----------    ----------
Balance at December 31, 1997..........     472,045     2,425,791    $0.34 - $17.00       $ 6.98
  Additional shares authorized........     715,918            --    $          --        $   --
  Options granted.....................  (2,008,822)    2,008,822    $4.56 - $13.75       $ 5.79
  Options exercised...................          --      (415,106)   $0.34 - $13.75       $ 3.44
  Options canceled....................   1,367,588    (1,367,588)   $0.78 - $13.25       $10.29
                                        ----------    ----------
Balance at December 31, 1998..........     546,729     2,651,919    $0.34 - $17.00       $ 4.92
  Additional shares authorized........   1,123,225            --    $          --        $   --
  Options granted.....................  (1,223,520)    1,223,520    $9.75 - $12.38       $11.30
  Options exercised...................          --      (282,132)   $0.78 - $13.00       $ 3.69
  Options canceled....................     295,785      (295,785)   $0.82 - $17.00       $ 8.12
  Options repurchased.................         118            --    $0.82 - $ 2.04       $ 1.98
                                        ----------    ----------
Balance at December 31, 1999..........     742,337     3,297,522    $0.34 - $17.00       $ 7.11
                                        ==========    ==========

                                    OPTIONS OUTSTANDING
                      -----------------------------------------------
                                                     WEIGHTED AVERAGE
                                                        REMAINING
                                  WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICE RANGE   NUMBER      EXERCISE PRICE       (IN YEARS)
--------------------  ---------   ----------------   ----------------
  $ 0.34 - $ 2.04       365,553        $ 1.55              5.86
  $ 4.56 - $ 4.63       352,048        $ 4.56              8.67
  $ 4.75 - $ 4.81     1,132,944        $ 4.75              8.52
  $ 5.95 - $11.00       774,344        $10.09              9.07
  $11.13 - $17.00       672,633        $11.98              9.46
                      ---------
  $ 0.34 - $17.00     3,297,522        $ 7.11              8.56
                      =========

     As of December 31, 1999 and 1998, there were 1,241,477 and 762,038 exercisable options outstanding at a weighted average exercise price of $5.07 and $3.20, respectively.

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.78% to 6.31% for 1999, 4.25% to 5.62% for 1998, and 5.79% to 6.85% for 1997; a dividend yield of 0.0%
for 1999, 1998 and 1997; a volatility factor of the expected market price of the Company's common stock of 0.958 for 1999, 1.078 for 1998, and 1.1 for 1997; and a weighted average expected life of the options of 5 years for 1999, 1998 and 1997.

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 60-month period. Deferred compensation expense recognized in 1999, 1998 and 1997 related to these options grants totaled approximately $289,000.

     The weighted average fair value of options granted during 1999, 1998 and 1997 with an exercise price below the fair market value of the Company's common stock on the date of grant was none, $3.79, and $6.69, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 with an exercise price equal to the fair market value of the Company's common stock on the date of grant was $11.30, $5.81, and $7.65, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 with an exercise price greater than the fair market value of the Company's common stock on the date of grant was none, $0.11, and none, respectively.

     The Company grants options to consultants from time to time in exchange for services performed for the Company. In general, these options vest over the contractual period of the consulting arrangement. In 1999, the Company granted options to consultants to purchase 7,500 shares of the Company's common stock. The fair value of these option grants was determined to be approximately $61,000 and is being amortized to expense over the vesting term of the options. In addition, the Company will record any additional increase in the fair value of the option grant as the options vest. In 1998, the Company granted options to consultants to purchase 26,550 shares of the Company's common stock. The fair value of these options is $197,000 as of December 31, 1999. The Company recorded expense of $6,000 and $59,000 for the fair value of these options in 1999 and 1998.

     The Company also grants common stock to consultants and research institutions in exchange for services performed for the Company. In 1999 and 1998, the Company issued 113,126 and 4,772 shares of common stock, respectively, in exchange for services. For these stock grants, the Company recognized an expense equal to the fair market value of the granted shares on the date of grant. In 1999 and 1998, the Company recognized approximately $1,526,000 and $172,000 of operating expenses in connection with stock grants to consultants and research institutions.

                               GERON CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss applicable to common stockholders.................   $(46,449)      $(11,410)      $ (9,641)
Pro forma net loss applicable to common stockholders.......   $(49,519)      $(15,198)      $(11,325)
Basic and diluted net loss per share as reported...........   $  (3.00)      $  (1.00)      $  (0.91)
Basic and diluted pro forma net loss per share.............   $  (3.20)      $  (1.33)      $  (1.07)

  Employee Stock Purchase Plan

     In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 50% of the eligible employees have participated in the Purchase Plan. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan. Approximately 78,000, 54,000, and 33,000 shares have been issued under the Purchase Plan as of December 31, 1999, 1998, and 1997, respectively. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions: risk-free interest rates ranging from 5.06% to 5.74% for 1999, 4.58% to 5.51% for 1998, and 5.62% to 5.68% for 1997; a dividend yield of 0.0% for 1999, 1998, and 1997; a volatility factor of the expected market price of the Company's Common Stock of 0.958 for 1999, 1.078 for 1998, and 1.1 for 1997; and an expected life of the purchase right of 6 months for 1999, 1998, and 1997. Based upon these assumptions, the pro forma compensation cost estimated for the fair value of the employees' purchase rights was approximately $100,000 for 1999, $136,000 for 1998, and $42,000 for 1997, and
has been included in the above pro forma information. As of December 31, 1999, 221,644 shares were available for issuance under the 1996 Employee Stock Purchase Plan.

  Common Shares Reserved for Future Issuance

     At December 31, 1999, 8,222,490 shares of Common Stock are reserved for issuance upon exercise of options currently outstanding and options available for grant under the 1992 Stock Option Plan, 1996 Directors' Option Plan, 1996 Employee Stock Purchase Plan, conversion of outstanding convertible debentures and exercise of outstanding warrants.

10. COLLABORATIVE AGREEMENTS

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement"). Under the Kyowa Hakko Agreement, Kyowa Hakko agreed to provide $16.0 million of research funding over four years to support the Company's program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. As of December 31, 1999, all of this research funding had been received. In addition, the Company is entitled to receive future payments totaling $7.5 million upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of Geron common stock in connection with the Company's initial public offering. Under the Kyowa Hakko Agreement, Geron exercises significant influence during the research phase and

                               GERON CORPORATION

Kyowa Hakko exercises significant influence during the development and commercialization phases. Kyowa Hakko will pay for all clinical expenses associated with product approval in the licensed territory, which includes the countries of China, Hong Kong, India, Indonesia, Japan, Kampuchea, Korea, Laos, Malaysia, Myan Mar, the Philippines, Singapore, Taiwan, Thailand and Vietnam. The Kyowa Hakko Agreement provides that Kyowa Hakko will not pursue research and development independent of its collaboration with the Company with respect to telomerase inhibition for the treatment of cancer in humans until April 7, 2000, at the earliest. Kyowa Hakko may terminate the agreement only in the event of breach or bankruptcy by the Company or in the event that both parties agree that it is no longer reasonably practical to pursue further research and development of an inhibitor of telomerase. In March 1997, the Kyowa Hakko Agreement was amended to extend its term until April 2000 and to make certain other changes in connection with the signing of the Pharmacia & Upjohn Agreement (as defined below).

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia & Upjohn Agreement") with Pharmacia & Upjohn to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia & Upjohn agreed to provide $15.0 million of research funding over three years. As of December 31, 1999, $13.75 million of research funding had been received. In addition, the Company is entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Further, the Company has an option to exercise co-promotion rights in the United States. The companies also signed a Stock Purchase Agreement providing for an initial equity investment of $2.0 million in Geron by Pharmacia & Upjohn, at a premium, which was completed in January 1997. In addition, on April 25, 1997 and March 27, 1998, Pharmacia & Upjohn purchased an aggregate of $8.0 million ($4.0 million on each date) of Geron common stock at a premium. Through the Pharmacia & Upjohn and Kyowa Hakko Agreements, the Company has granted to Pharmacia & Upjohn and Kyowa Hakko exclusive worldwide rights to its telomerase inhibition technology, with exception to certain antisense, gene therapy and vaccine technologies outside Asia, for the treatment of cancer in humans. This collaboration with Pharmacia & Upjohn has recently been enhanced by accessing the high throughput screening capabilities and the two million compound library of Pharmacopoeia, Incorporated ("Pharmacopoeia") via an alliance between Pharmacia & Upjohn and Pharmacopoeia which includes telomerase inhibition.

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

     Costs associated with research and development activities attributable to the above agreements approximate revenue recognized. Under these agreements, revenues of approximately $5,200,000, $6,700,000, and $6,700,000 were recognized in 1999, 1998 and 1997, respectively. No milestone payments have been received or earned to date.

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim (the "Boehringer Mannheim Agreement") to develop and commercialize research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Boehringer Mannheim Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early

                               GERON CORPORATION

1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. In accordance with the Boehringer Mannheim Agreement, the Company received approximately $18,000 in royalty payments from Roche during 1999.

     In March 1999, the Company entered into an exclusive License, Product, and Marketing Agreement with Clontech (the "Clontech Agreement") to develop, manufacture, and sell six cell lines. Under the terms of the Clontech Agreement, Clontech will be responsible for manufacturing and marketing of products resulting from the use of the Company's telomerase technology. The Clontech Agreement provides for Clontech to pay an up-front technology licensing fee of $50,000, and for Clontech and Geron to equally share operating profits generated from the sale of the cell lines. Specifically, the Company is to receive reimbursement funding of the greater of $25,000 or 10% of sales on December 31, 1999, December 31, 2000, and December 31, 2001. Clontech launched its first product using the Company's telomerase technology in September 1999, but sales did not exceed $250,000. Therefore, the Company recognized additional revenue of $25,000. In addition, the Company recognized approximately $9,000 in shared profits from sales of cell lines in 1999.

11. INCOME TAXES

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $98,500,000. The Company also had federal research and development tax credit carryforwards of approximately $2,600,000. The federal net operating loss carryforwards will expire at various dates beginning in 2006 through 2019, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards.......................  $ 34,600    $ 18,300
Research credits (expiring 2006 -- 2018)...............     3,900       3,500
Capitalized research and development...................     3,200       2,400
Other -- net...........................................      (200)        100
                                                         --------    --------
          Total deferred tax assets....................    41,500      24,300
Valuation allowance for deferred tax assets............   (41,500)    (24,300)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $5,000,000 and $4,400,000 during the years ended December 31, 1998 and 1997, respectively.

     Approximately $1,900,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports

                               GERON CORPORATION
issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for the treatment of cancer and other age-related degenerative diseases. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

13. STATEMENT OF CASH FLOWS DATA

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999       1998      1997
                                                              -------    -------    ----
                                                                    (IN THOUSANDS)
Supplementary information
  Interest paid.............................................  $   299    $   246    $332
Supplementary investing and financing activities
  Common stock issued under purchase plan...................  $   208    $   154    $209
  Notes receivable from stockholders........................  $   (70)   $    (4)   $ --
  Conversion of convertible debentures......................  $11,059    $    --    $ --
  Accretion of premium on convertible preferred stock.......  $   (73)   $  (578)   $ --
  Redeemable convertible preferred stock....................  $    --    $ 3,610    $ --
  Acquired research funding obligation......................  $17,187    $    --    $ --
  Common stock issued in connection with acquisition........  $24,386    $    --    $ --
  Deferred compensation related to options granted..........  $    --    $(1,292)   $ --
  Net unrealized gain (loss) on available-for-sale
     securities.............................................  $  (144)   $    30    $  2

14. SUBSEQUENT EVENTS (UNAUDITED)

     In January and February 2000, the Company extended its three-way License and Research Collaboration Agreement with Pharmacia & Upjohn and Kyowa Hakko, respectively. The agreement extends the research and compound selection periods one additional year to March 2002. Geron expects to receive additional funding from both companies as part of the extension. Pharmacia & Upjohn's research funding will expire in January 2001 and Kyowa Hakko's research funding will expire in April 2001.

     In January 2000, an aggregate principal amount of $3,000,000 of series B convertible debentures was converted into 300,000 shares of Geron common stock. As a result, no series B convertible debentures remain outstanding as of January 31, 2000.

     In January and February 2000, institutional investors exercised series A warrants to purchase 375,000 shares of common stock and series B warrants to purchase 125,000 shares of common stock at $12.00 per share. A total of 500,000 shares of common stock were issued and the Company received proceeds of $6,000,000.

     In January 2000, the Company issued 25,000 shares of Geron common stock and a warrant to purchase 50,000 shares of Geron common stock in connection with compensation for services rendered during the acquisition of Roslin Bio-Med, Ltd. The warrant is immediately exercisable at an exercise price of $12.38 per share.

                               GERON CORPORATION

15. EVENTS SUBSEQUENT TO THE DATE OF AUDITORS REPORT (UNAUDITED)

     In March 2000, an aggregate principal amount of $6,250,000 of series C convertible debentures was converted into approximately 615,000 shares of Geron common stock.

     In March 2000, institutional investors exercised series A warrants to purchase 250,000 shares of common stock, Series B warrants to purchase 250,000 shares of common stock and Series C warrants to purchase 1,100,000 shares of common stock. Geron received total proceeds of $19.8 million in March 2000 from the exercise of these warrants.

     In March 2000, Geron sold a total of 380,855 shares of common stock and warrants to purchase 300,000 shares of its common stock to a single investor for $9 million. Warrants to purchase 100,000 shares of common stock are exercisable at $12.50 per share and the warrants to purchase 200,000 shares of common stock are exercisable at $67.09 per share. As of March 9, 2000, all of the warrants were outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Identification of Directors

                                                           PRINCIPAL OCCUPATION/POSITION
                  NAME                     AGE                    WITH THE COMPANY
                  ----                     ---             -----------------------------
Alexander E. Barkas, Ph.D. ..............  52     General Partner, Prospect Venture Partners
Ronald W. Eastman........................  47     President, EdeNet Communications, Inc.
Edward V. Fritzky........................  49     Chief Executive Officer and Chairman, Immunex
                                                  Corporation
Thomas D. Kiley, Esq. ...................  56     Attorney-at-law
Gary L. Neil.............................  59     President and Chief Executive Officer, Crescendo
                                                  Pharmaceuticals Corporation
Thomas B. Okarma, M.D., Ph.D. ...........  54     President and Chief Executive Officer
Robert B. Stein, M.D., Ph.D. ............  49     Executive Vice President, Research & Preclinical
                                                  Development DuPont Pharmaceuticals
John P. Walker...........................  51     President and Chief Executive Officer, Axys
                                                  Pharmaceuticals, Inc.

     ALEXANDER E. BARKAS, PH.D., has served as our Chairman of the Board since July 1993 and as a director since March 1992. From March 1992 until May 1993, he served as our President and Chief Executive Officer. He is a founding partner of Prospect Venture Partners, a venture capital investment firm formed in October 1997. Dr. Barkas was a partner with Kleiner Perkins Caufield & Byers, a venture capital investment firm, from 1991 to October 1997. Dr. Barkas is also a director of Connetics Corp. and several privately held medical technology companies. He holds a B.A. from Brandeis University and Ph.D. from New York University.

     ROBERT B. STEIN, M.D., PH.D., has served as our director since April 1996. Since September 1996 Dr. Stein has been Executive Vice President of Research & Preclinical Development at DuPont Pharmaceuticals. From August 1993 to September 1996, Dr. Stein was Senior Vice President and Chief Scientific Officer of Ligand Pharmaceuticals, Inc., a pharmaceutical company, and from May 1990 to August 1993, he was Vice President of Research at Ligand. From 1982 to 1990, Dr. Stein held various positions with Merck, Sharp, and Dohme Research Laboratories, a pharmaceutical company, including Senior Director and Head of the Department of Pharmacology from 1989 to 1990. Dr. Stein holds a B.S. in Biology and Chemistry from Indiana University and an M.D. and a Ph.D. in Physiology and Pharmacology from Duke University.

     GARY L. NEIL, PH.D., has served as our director since September 1998. Dr. Neil is also a director of Crescendo Pharmaceutical Corporation, Allergen Specialty Therapeutics, Inc. and Signal Pharmaceuticals, Inc. He has also been the president and chief executive officer of Crescendo Pharmaceuticals since its inception in September 1997. From 1993 to 1997, he was the president and chief executive officer of Therapeutic Discovery Corporation which was formed by ALZA Corporation and purchased by them in 1997. From 1989 to 1993, Dr. Neil served as executive vice president of American Home Products' subsidiary Wyeth-Ayerst Research where he led Wyeth-Ayerst's worldwide pharmaceutical research and development organization. Prior to joining American Home Products, Dr. Neil served 23 years at The Upjohn company in a number of scientific and management positions. Dr. Neil holds a B.Sc. in Chemistry from Queen's University, Canada and a Ph.D. in Organic Chemistry from California Institute of Technology.

     JOHN P. WALKER has served as our director since April 1997. He is currently chairman and chief executive officer and a director of Axys Pharmaceuticals, Inc., which is the corporation that resulted from the merger of Arris Pharmaceutical Corporation and Sequana Therapeutics, Inc. Mr. Walker is also a director of Microcide Pharmaceuticals. From 1993 to 1997, he was President, Chief Executive Officer and a director of Arris Pharmaceutical Corporation. Prior to his association with Arris, Mr. Walker was the Chairman and Chief

Executive Officer of Vitaphore Corporation, a biomaterials company which was sold to Union Carbide Chemical and Plastics Company Inc. in 1990. From 1971 to 1985, Mr. Walker was employed by American Hospital Supply Corporation in a variety of general management, sales and marketing positions, most recently serving as President of the American Hospital Company. He holds a B.A. from the State University of New York at Buffalo and conducted graduate business studies at Northwestern University Institute for Management. Mr. Walker serves as a director of Microcide Pharmaceuticals, Signal Pharmaceuticals, and the Northern California Chapter of the Multiple Sclerosis Society.

     RONALD W. EASTMAN has served as our director since May 1993. He served as our President and Chief Executive Officer from May 1993 to July 1999. From 1978 until joining us, Mr. Eastman was employed with American Cyanamid Co., most recently as a Vice President and General Manager of Lederle Laboratories, American Cyanamid's pharmaceutical business. Mr. Eastman holds a B.A. from Williams College and an M.B.A. from Columbia University.

     THOMAS D. KILEY, ESQ., has served as our director since September 1992. He has been self-employed since 1988 as an attorney, consultant, and investor. From 1980 to 1988, he was an officer of Genentech, Inc., a biotechnology company, serving variously as Vice President and General Counsel, Vice President for Legal Affairs and Vice President for Corporate Development. From 1969 to 1980, he was with the Los Angeles law firm of Lyon & Lyon and was a partner in that firm from 1975 to 1980. Mr. Kiley is also a director of Pharmacyclics, Inc., Connetics Corp., Cardiogenesis Corporation and certain privately held biotechnology and other companies. Mr. Kiley holds a B.S. in Chemical Engineering from Pennsylvania State University and a J.D. from George Washington University.

     EDWARD V. FRITZKY, has served as our director since July 1998. He is currently and has been Chief Executive Officer, President, Chairman and Director of Immunex Corporation since January 1994. Mr. Fritzky has served as a Director of Sonosite, Inc. since March 1998. Mr. Fritzky served as President of Lederle Laboratories, a division of American Cyanamid, from 1992 to 1994, and as Vice President of Lederle Laboratories from 1989 to 1992. Prior to joining Lederle Laboratories, Mr. Fritzky was an executive of Searle Pharmaceuticals, Inc., a subsidiary of the Monsanto Company. During his tenure at Searle, Mr. Fritzky was Vice President of Marketing in the United States, and later President and General Manager of Searle Canada, Inc. and Lorex Pharmaceuticals, a joint venture company. Mr. Fritzky holds a B.A. from Duquesne University and is a graduate of the Advanced Executive Program, J.L. Kellogg Graduate School of Management at Northwestern University.

     There are no family relationships among our executive officers or directors.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides certain information summarizing compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers whose compensation was in excess of $100,000 (the "Named Executive Officers") for services rendered in all capacities to the Company for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                       ANNUAL COMPENSATION                  ------------
                                         ------------------------------------------------    SECURITIES
                                                                          OTHER ANNUAL       UNDERLYING
      NAME AND PRINCIPAL POSITION        YEAR   SALARY($)   BONUS($)   COMPENSATION(1)($)    OPTIONS(#)
      ---------------------------        ----   ---------   --------   ------------------   ------------
Ronald W. Eastman (2)..................  1999   $310,199    $    --         $    --            15,000
  Former President and Chief Executive   1998    295,000     78,180              --           325,297
  Officer                                1997    257,300     46,300          30,000           230,000
David L. Greenwood.....................  1999    240,000     35,900          12,000            95,000
  Chief Financial Officer, Senior Vice   1998    205,000     62,280          30,000           241,341
  President of Corporate Development,    1997    198,800     38,800          64,370           165,000
  Treasurer, and Secretary
Elaine R. Hamilton(3)..................  1999    126,550         --              --                --
  Vice President of Human Resources      1998     87,500     19,250              --            90,000
Calvin B. Harley, Ph.D.................  1999    239,200     35,880              --            45,000
  Chief Scientific Officer               1998    223,750     58,190              --           194,805
                                         1997    180,600     41,500          18,000           125,000
Jane S. Lebkowski, Ph.D.(4)............  1999    173,333     25,930              --            55,000
  Vice President of Cell and Gene
  Therapies                              1998    109,128     36,740              --            80,000
Thomas B. Okarma, M.D., Ph.D.(5).......  1999    277,590     41,540              --           335,000
  President and Chief Executive Officer  1998    231,615     60,180              --           370,000
                                         1997     16,250         --              --           150,000
Richard L. Tolman, Ph.D.(6)............  1999    181,667     27,170          79,891            40,000
  Vice President of Drug Discovery       1998     15,000     25,000           2,190            35,000

---------------
(1) Other annual compensation consists of monthly housing allowances and relocation allowances.

(2) Mr. Eastman separated employment from the Company in July 1999. Mr. Eastman remains as a Director of the Company.

(3) Ms. Hamilton resigned from the Company in November 1999.

(4) Dr. Lebkowski joined the Company in April 1998. She was promoted to Vice President of Cell and Gene Therapies in August 1999.

(5) Dr. Okarma joined the Company in December 1997. He was promoted to President and Chief Executive Officer in July 1999.

(6) Dr. Tolman joined the Company in December 1998. He was promoted to Vice President of Drug Discovery in August 1999.

STOCK OPTION GRANTS IN FISCAL YEAR 1999

     The following table provides certain information regarding options granted to the Chief Executive Officer and the Named Executive Officers during the year ended December 31, 1999. No stock appreciation rights were granted during the year.

                                                INDIVIDUAL GRANTS
                            ---------------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF       PERCENT OF                                   ASSUMED ANNUAL RATES OF
                               SHARES       TOTAL OPTIONS                                STOCK PRICE APPRECIATION FOR
                             UNDERLYING       GRANTED TO     EXERCISE OR                        OPTION TERM(4)
                               OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   ------------------------------
           NAME             GRANTED(#)(1)   FISCAL YEAR(2)    ($/SH)(3)       DATE          5%($)           10%($)
           ----             -------------   --------------   -----------   ----------   -------------    -------------
Ronald W. Eastman(5)......      15,000            1.4%         $11.69        5/18/09     $  110,277       $  276,463
David L. Greenwood........      35,000            3.2           11.69        5/18/09        257,312          652,080
                                20,000            1.8           10.50        10/1/09        132,068          334,686
                                40,000            3.6           12.00       12/17/09        301,869          764,996
Elaine R. Hamilton(6).....          --             --              --             --             --               --
Calvin B. Harley, Ph.D....      12,500            1.1           11.69        5/18/09         91,897          232,886
                                12,500            1.1           11.69        5/18/09         91,897          232,886
                                20,000            1.8           12.00       12/17/09        150,935          382,498
Jane S. Lebkowski,
  Ph.D....................      10,000            0.9           11.69        5/18/09         73,518          186,308
                                20,000            1.8           10.50        10/1/09        132,068          334,686
                                25,000            2.3           12.00       12/17/09        188,668          478,123
Thomas B. Okarma, M.D.,
  Ph.D....................      35,000            3.2           11.69        5/18/09        257,312          652,079
                               300,000           27.1           11.00        7/22/09      2,075,352        5,259,350
Richard L. Tolman,
  Ph.D. ..................      20,000            1.8           10.50        10/1/09        132,068          334,686
                                20,000            1.8           12.00       12/17/09        150,935          382,498

---------------
(1) Each of these stock options, which were granted under the 1992 Stock Option Plan, are exercisable in a series of installments measured from the vesting commencement date generally over 48 months, provided that each Named Executive Officer continues to provide services to the Company. In the event of certain transactions involving changes in control of the Company, the options will vest in full. The maximum term of each option grant is ten years from the date of grant.

(2) Based on an aggregate of 1,107,350 options granted by the Company in the year ended December 31, 1999 to all employees of the Company, including the Named Executive Officers.

(3) Exercise price is the closing sales price of the Common Stock underlying the stock option on the grant date as reported on the Nasdaq National Market.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(5) Mr. Eastman separated employment from the Company in July 1999. He remains as a Director of the Company.

(6) Ms. Hamilton resigned from the Company in November 1999.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1998 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to options exercised during the year ended December 31, 1999 by the Chief Executive Officer and Named Executive Officers and unexercised options held as of the end of such fiscal year by such persons. No stock appreciation rights were outstanding during fiscal 1998.

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                               OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
                               SHARES                             YEAR-END(#)          FISCAL YEAR-END($)(2)
                             ACQUIRED ON       VALUE        -----------------------   ------------------------
           NAME              EXERCISE(#)   REALIZED(1)($)   VESTED(2)   UNVESTED(2)   VESTED(3)    UNVESTED(3)
           ----              -----------   --------------   ---------   -----------   ----------   -----------
Ronald W. Eastman(4).......    65,000         $697,393       312,425      216,255     $3,009,312   $1,689,946
David L. Greenwood.........    30,000          414,833       130,235      242,117      1,037,396    1,367,786
Elaine R. Hamilton(5)......         0                0        15,251            0        121,154            0
Calvin B. Harley, Ph.D. ...         0                0       113,387      162,901        962,875    1,017,938
Jane S. Lebkowski,
  Ph.D. ...................         0                0        17,500       82,500        121,091      302,629
Thomas B. Okarma, M.D.,
  Ph.D. ...................         0                0       138,527      481,473        902,732    1,873,088
Richard L. Tolman,
  Ph.D. ...................         0                0        10,000       65,000         17,969       98,281

---------------
(1) Fair market value of the Company's Common Stock on the date of exercise (based on the closing sales price reported on the Nasdaq National Market or the actual sales price if the shares were sold by the optionee on the same date) less the exercise price.

(2) These stock options, which were granted under the 1992 Stock Option Plan, are exercisable in a series of installments measured from the vesting commencement date generally over 48 months, provided that each Named Executive Officer continues to provide services to the Company. In the event of certain transactions involving changes in control of the Company, the options will vest in full. The maximum term of each option grant is ten years from the date of grant.

(3) Based on the closing sales price of the Common Stock as of December 31, 1999, quoted on the Nasdaq National Market ($12.63 per share), minus the per share exercise price, multiplied by the number of shares underlying the option.

(4) Mr. Eastman separated employment from the Company in July 1999. He remains as a Director of the Company.

(5) Ms. Hamilton resigned from the Company in November 1999.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

     The Company does not have any employment agreements with any of the Named Executive Officers.

     In the event of a change in control of the Company, the 1992 Stock Option Plan provides that each outstanding option will accelerate so that each option will be fully exercisable for all of the shares subject to such option immediately prior to the effective date of the transaction. In addition, upon the occurrence of such transaction, the Stock Option Plan provides that all of the outstanding repurchase rights of the Company with respect to shares of Common Stock acquired upon exercise of options granted under the Plan will terminate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by: (i) each current director, (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (v) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                              BENEFICIAL OWNERSHIP(1)
                                                              -----------------------
                                                              NUMBER OF    PERCENT OF
                      BENEFICIAL OWNER                         SHARES        TOTAL
                      ----------------                        ---------    ----------
Alexander E. Barkas, Ph.D.(2)...............................     85,128          *
Ronald W. Eastman(3)........................................    425,812       2.40%
Edward V. Fritzky(4)........................................     16,550          *
Thomas D. Kiley, Esq.(5)....................................     77,600          *
Gary L. Neil(6).............................................     16,550          *
Robert B. Stein, M.D., Ph.D.(7).............................     13,300          *
John P. Walker(8)...........................................     36,400          *
David L. Greenwood(9).......................................    159,097          *
Elaine R. Hamilton(10)......................................     16,242          *
Calvin B. Harley, Ph.D.(11).................................    171,613          *
Jane Lebkowski, Ph.D.(12)...................................     23,036          *
Thomas B. Okarma, M.D., Ph.D.(13)...........................    160,613          *
Richard L. Tolman, Ph.D.(14)................................     12,709          *
3i plc......................................................  1,240,000       7.13%
RGC International Investors LDC(15).........................  2,742,326      13.63%
All directors and executive officers as a group (13
  persons)..................................................  1,214,650       6.62%

---------------
  *  Represents beneficial ownership of less than 1% of the Common Stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

 (2) Includes 28,593 shares held directly by Alexander E. Barkas, 882 shares held by Lynda Wijcik, the spouse of Dr. Barkas, and 55,653 shares issuable upon the exercise of outstanding options held by Dr. Barkas exercisable within 60 days of December 31, 1999, at which date 55,653 shares were fully vested. The address of Dr. Barkas is c/o Prospect Venture Partners, 435 Tasso Street, Palo Alto, California 94301.

 (3) Includes an aggregate of 13,000 shares held by Patricia Eastman, the spouse of Ronald W. Eastman, as custodian for Mr. Eastman's three minor children. Also includes 65,941 shares held directly by Mr. Eastman and 346,871 shares issuable upon the exercise of outstanding options held by Mr. Eastman exercisable within 60 days of December 31, 1999, at which date 243,676 shares were fully vested. Mr. Eastman separated employment from the Company in July 1999. The address of Mr. Eastman is c/o EdeNet Communications, 111 Deerwood Road, Suite 345, San Ramon, California 94583.

 (4) Represents 16,550 shares issuable upon exercise of outstanding options held by Edward V. Fritzky exercisable within 60 days of December 31, 1999, at which 16,550 shares were fully vested. The address of Mr. Fritzky is c/o Immunex Corporation, 51 University Street, Seattle, Washington 98101.

 (5) Includes 7,352 shares held directly by Thomas D. Kiley, 9,705 shares held by the Kiley Family Partnership and 14,302 shares held by the Thomas D. Kiley and Nancy L.M. Kiley Revocable Trust under Agreement dated August 7, 1981. Also includes 46,241 shares issuable upon the exercise of outstanding options held by Mr. Kiley exercisable within 60 days of December 31, 1999, at which date 44,256 shares were fully vested. The address of Mr. Kiley is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

 (6) Represents 16,550 shares issuable upon exercise of outstanding options held by Gary L. Neil exercisable within 60 days of December 31, 1999, at which 16,500 shares were fully vested. The address of Mr. Neil is c/o Crescendo Pharmaceuticals Corporation, 2000 Charleston Road, Suite 300, Mountain View, California 94039.

 (7) Represents 13,300 shares issuable upon the exercise of outstanding options held by Robert B. Stein exercisable within 60 days of December 31, 1999, at which date 13,300 shares were fully vested. The address of Dr. Stein is c/o DuPont Pharmaceuticals, Experimental Station, Rt. 141 & Henry Clay Road, Wilmington, Delaware 19880.

 (8) Represents 36,400 shares issuable upon the exercise of outstanding options held by John P. Walker exercisable within 60 days of December 31, 1999, at which date 36,400 shares were fully vested. The address of Mr. Walker is c/o Axys Pharmaceuticals, Inc., 180 Kimball Way, South San Francisco, California 94080.

 (9) Includes 159,097 shares issuable upon exercise of outstanding options held by Mr. Greenwood exercisable within 60 days of December 31, 1999, at which date 123,086 shares were fully vested. The address of Mr. Greenwood is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

(10) Includes 991 shares held directly by Elaine R. Hamilton and 15,251 shares issuable upon the exercise of outstanding options held by Ms. Hamilton exercisable within 60 days of December 31, 1999, at which date 15,251 were fully vested. Ms. Hamilton resigned from the Company in November 1999.

(11) Includes 29,680 shares held directly by Calvin B. Harley, 13,617 shares held by the Harley Family Trust and 128,316 shares issuable upon the exercise of outstanding options held by Dr. Harley exercisable within 60 days of December 31, 1999, at which date 91,833 shares were fully vested The address of Dr. Harley is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

(12) Includes 2,181 shares held directly by Jane S. Lebkowski and 20,855 shares issuable upon exercise of outstanding options held by Dr. Lebkowski exercisable within 60 days of December 31, 1999, at which date 20,855 shares were fully vested. The address of Dr. Lebkowski is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

(13) Includes 160,613 shares issuable upon the exercise of outstanding options held by Thomas B. Okarma exercisable within 60 days of December 31, 1999, at which date 160,613 shares were fully vested. The address of Dr. Okarma is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

(14) Includes 12,709 shares issuable upon the exercise of outstanding options held by Richard L. Tolman exercisable within 60 days of December 31, 1999, at which date 12,709 shares were fully vested. The address of Dr. Tolman is c/o Geron Corporation, 230 Constitution Drive, Menlo Park, California 94025.

(15) Represents total number of shares to be acquired upon full conversion of $12,500,000 series C convertible debentures at $10.25 per share, including interest of two percent, and full exercise of warrants to purchase 1,516,666 shares of Geron common stock by RGC International Investors LDC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1993, the Company provided an interest-free loan to Calvin B. Harley, Chief Scientific Officer, in the principal amount of $150,000, due December 1, 1996, pursuant to a note secured by a second deed of trust to Dr. Harley's residence in Palo Alto, California. On December 1, 1996, the Company agreed to extend the due date of the interest-free loan to December 31, 1998. In February 1999, the Company agreed to restructure the loan and extend the due date to December 31, 2002. The loan will be paid through annual installments of $37,500. As of December 31, 1999, the outstanding balance on this loan was $112,500.

     In April 1996, the Company entered into a Consulting Agreement with Thomas
D. Kiley, a Director of the Company, pursuant to which Mr. Kiley agreed to provide such advice and consultation as reasonably requested by the Company to its officers and scientists on the direction, implementation and operations of its scientific programs, business plans and management of intellectual property. As compensation for his services under this agreement, Mr. Kiley received an option to purchase 7,352 shares of common stock at an exercise price of $2.04 per share, with monthly vesting over a five year period. Unless otherwise terminated by the Company or Mr. Kiley, this agreement will expire on April 10, 2001.

     In April 1997, the Company entered into a Consulting Agreement with John P. Walker, a Director of the Company, pursuant to which Mr. Walker agreed to provide such advice and consultation as reasonably requested by the Company to its officers and scientists on the direction, implementation and operations of its scientific programs and business plans. As compensation for his services under this agreement, Mr. Walker received an option to purchase 10,000 shares of common stock at an exercise price of $9.25 per share, with annual vesting over a three year period. In addition, Mr. Walker will receive cash compensation in the amount of $10,000 per year, payable quarterly. Unless otherwise terminated by the Company or Mr. Walker, this agreement will expire on April 3, 2000.

     In July 1998, Kevin R. Kaster resigned from the Company as its Vice President of Intellectual Properties and Chief Patent Counsel. In conjunction with his resignation, the Company agreed to extend the vesting schedule of his existing options in exchange for consulting services for nine months. The agreement terminated on April 30, 1999.

     In July 1999, Ronald W. Eastman separated employment from the Company in July 1999. In conjunction with his separation agreement, the Company agreed to extend the vesting schedule of his existing options for a period of one year. In addition, the Company continued Mr. Eastman's salary and benefits until he became fully employed at another company.

     In August 1999, the Company provided an interest-free loan to David J. Earp, Vice President of Intellectual Property, in the principal amount of $100,000 due in two installments: one-half of the principal balance in August 2002 and the remainder in August 2003. As of December 31, 1999, the outstanding balance on this loan was $100,000.

     The Company has entered into indemnity agreements with all of its officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines, settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason for his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS

     Included in Part II of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........    39
Consolidated Balance Sheets -- December 31, 1999 and 1998...    40
Consolidated Statements of Operations -- Three years ended      41
  December 31, 1999, 1998 and 1997..........................
Consolidated Statement of Stockholders' Equity -- Three         42
  years ended December 31, 1999.............................
Consolidated Statements of Cash Flows -- Three years ended      44
  December 31, 1999, 1998 and 1997..........................
Notes to Consolidated Financial Statements..................    45

     (2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 14(a)(1).

     (3) EXHIBITS.

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
  2.1*+          Sale and Purchase Agreement dated May 3, 1999, among the
                 Registrant and each of the shareholders of Roslin.
  2.2*           Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and
                 U.S. Bank Trust National Association.
  3.1***         Amended and Restated Certificate of Incorporation of
                 Registrant
  3.2            Certificate of Amendment of Restated Certificate of
                 Incorporation of Geron Corporation
  3.3            Bylaws of Registrant
  3.4**          Certificate of Designations, Preferences, and Rights of
                 Series A Preferred Stock
  4.1***         Form of Common Stock Certificate
  4.2****        Registration Rights Agreement dated May 3, 1999, among the
                 Registrant and each of the shareholders of Roslin.
 10.1***         Form of Indemnification Agreement
 10.2***         1992 Stock Option Plan, as amended
 10.3***         1996 Directors' Stock Option Plan, as amended
 10.4*+          Research and License Agreement dated May 3, 1999 by and
                 between the Registrant, Roslin, and the Institute
 10.5*+          License Agreement dated May 3, 1999, among the Registrant,
                 Roslin and the Institute.
 10.6*****       Amendment No. 1 to the Securities and Purchase Agreement,
                 dated as of June 17, 1999, by and among the Registrant and certain investors
 10.7*****       Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
 10.8******+     License Agreement with Wisconsin Alumni Research Foundation
 10.9*******+    Option Agreement with Wisconsin Alumni Research Foundation
10.10********+   Amendment to the License Agreement with Wisconsin Alumni
                 Research Foundation

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
 10.11           Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
 10.12           Letter to Thomas Okarma, dated as of October 7, 1999,
                 extending License and Research Collaboration Agreement
                 between Pharmacia & Upjohn and the Registrant
 10.13           Amendment No. 3 to the License and Research Collaboration
                 Agreement, dated as of January 24, 2000, by and between the
                 Registrant and Kyowa Hakko Kogyo Co., Ltd.
 21.1            List of Subsidiaries
 23.1            Consent of Ernst & Young LLP, Independent Auditors
 24.1            Power of Attorney (see signature page)
 27.1            Financial Data Schedule
 99.1+           Form of Debenture
 99.2#           Form of Warrant

---------------
* Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on May 18, 1999.

** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

*** Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

**** Incorporated by reference to Exhibit 4.1 filed on the Registrant's Form 8-K filed on May 18, 1999.

***** Incorporated by reference to identically numbered exhibits filed on the Registrant's Form S-3 filed on July 1, 1999.

****** Incorporated by reference to Exhibit 10.1 filed on the Registrant's Form 10-Q filed on November 15, 1999.

******* Incorporated by reference to Exhibit 10.2 filed on the Registrant's Form 10-Q filed on November 15, 1999.

******** Incorporated by reference to Exhibit 10.2 filed on the Registrant's
         Form 10-Q filed on November 15, 1999.

+ Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

+         Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 17, 1998.

# Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 17, 1998.

     (b) REPORTS ON FORM 8-K.

     (i) Geron has not filed any reports on Form 8-K during the last quarter of the period covered by the Form 10-K.

     (c) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 9th day of March, 2000.

                                          GERON CORPORATION

                                          By:     /s/ THOMAS B. OKARMA
                                            ------------------------------------
                                                      Thomas B. Okarma
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Thomas B. Okarma and David L. Greenwood, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ THOMAS B. OKARMA                      President, Chief Executive     March 9, 2000
-----------------------------------------------------  Officer and Director (Principal
                  Thomas B. Okarma                            Executive Officer)

               /s/ DAVID L. GREENWOOD                  Chief Financial Officer, Senior   March 9, 2000
-----------------------------------------------------    Vice President of Corporate
                 David L. Greenwood                       Development, Treasurer and
                                                        Secretary (Principal Financial
                                                           and Accounting Officer)

               /s/ ALEXANDER E. BARKAS                             Director              March 9, 2000
-----------------------------------------------------
                 Alexander E. Barkas

                /s/ RONALD W. EASTMAN                              Director              March 9, 2000
-----------------------------------------------------
                  Ronald W. Eastman

                /s/ EDWARD V. FRITZKY                              Director              March 9, 2000
-----------------------------------------------------
                  Edward V. Fritzky

                 /s/ THOMAS D. KILEY                               Director              March 9, 2000
-----------------------------------------------------
                   Thomas D. Kiley

                  /s/ GARY L. NEIL                                 Director              March 9, 2000
-----------------------------------------------------
                    Gary L. Neil

                 /s/ ROBERT B. STEIN                               Director              March 9, 2000
-----------------------------------------------------
                   Robert B. Stein

                 /s/ JOHN P. WALKER                                Director              March 9, 2000
-----------------------------------------------------
                   John P. Walker

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
  2.1*+          Sale and Purchase Agreement dated May 3, 1999, among the
                 Registrant and each of the shareholders of Roslin.
  2.2*           Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and
                 U.S. Bank Trust National Association.
  3.1***         Amended and Restated Certificate of Incorporation of
                 Registrant
  3.2            Certificate of Amendment of Restated Certificate of
                 Incorporation of Geron Corporation
  3.3            Bylaws of Registrant
  3.4**          Certificate of Designations, Preferences, and Rights of
                 Series A Preferred Stock
  4.1***         Form of Common Stock Certificate
  4.2****        Registration Rights Agreement dated May 3, 1999, among the
                 Registrant and each of the shareholders of Roslin.
 10.1***         Form of Indemnification Agreement
 10.2***         1992 Stock Option Plan, as amended
 10.3***         1996 Directors' Stock Option Plan, as amended
 10.4*+          Research and License Agreement dated May 3, 1999 by and
                 between the Registrant, Roslin, and the Institute
 10.5*+          License Agreement dated May 3, 1999, among the Registrant,
                 Roslin and the Institute.
 10.6*****       Amendment No. 1 to the Securities and Purchase Agreement,
                 dated as of June 17, 1999, by and among the Registrant and certain investors
 10.7*****       Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
 10.8******+     License Agreement with Wisconsin Alumni Research Foundation
 10.9*******+    Option Agreement with Wisconsin Alumni Research Foundation
10.10********+   Amendment to the License Agreement with Wisconsin Alumni
                 Research Foundation
 10.11           Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
 10.12           Letter to Thomas Okarma, dated as of October 7, 1999,
                 extending License and Research Collaboration Agreement
                 between Pharmacia & Upjohn and the Registrant
 10.13           Amendment No. 3 to the License and Research Collaboration
                 Agreement, dated as of January 24, 2000, by and between the
                 Registrant and Kyowa Hakko Kogyo Co., Ltd.
 21.1            List of Subsidiaries
 23.1            Consent of Ernst & Young LLP, Independent Auditors
 24.1            Power of Attorney (see signature page)
 27.1            Financial Data Schedule
 99.1+           Form of Debenture
 99.2*           Form of Warrant

---------------
* Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on May 18, 1999.

** Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

*** Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

**** Incorporated by reference to Exhibit 4.1 filed on the Registrant's Form 8-K filed on May 18, 1999.

***** Incorporated by reference to identically numbered exhibits filed on the Registrant's Form S-3 filed on July 1, 1999.

****** Incorporated by reference to Exhibit 10.1 filed on the Registrant's Form 10-Q filed on November 15, 1999.

******* Incorporated by reference to Exhibit 10.2 filed on the Registrant's Form 10-Q filed on November 15, 1999.

******** Incorporated by reference to Exhibit 10.2 filed on the Registrant's
         Form 10-Q filed on November 15, 1999.

+ Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on December 17, 1998.

# Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on December 17, 1998.