Form 10-K/A
period 1999-12-31
GERON CORPORATION
filed 2000-03-17
CIK 886744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A

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

     (3) EXHIBITS.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
2.1(1)+       Sale and Purchase Agreement, dated May 3, 1999, by and among the Registrant and each of the shareholders of Roslin
 2.2(1)       Escrow Agreement, dated April 30, 1999, by and among the
              Registrant, a committee acting for and on behalf of the
              Warrantors, and U.S. Bank Trust National Association
 3.1(2)       Amended and Restated Certificate of Incorporation of
              Registrant
 3.2  *       Certificate of Amendment of Restated Certificate of
              Incorporation of the Registrant
 3.3  *       Bylaws of the Registrant
 4.1(3)       Form of Common Stock Certificate
 4.2(4)       Registration Rights Agreement dated as of March 27, 1998
              between Registrant and Certain Investors
 4.3(5)       Registration Rights Agreement dated as of December 10, 1998 among the Registrant and certain investors
 4.4(6)       Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
 4.5(7)       Registration Rights Agreement dated as of September 30, 1999 by and between the Registrant and RGC International
              Investors, LDC
 4.5(8)       Form of Warrant
 4.6(9)       Form of Debenture
10.1(3)       Form of Indemnification Agreement
10.2(10)      1992 Stock Option Plan, as amended
10.3(3)       1996 Employee Stock Purchase Plan
10.4(11)      1996 Directors' Stock Option Plan, as amended
10.6(3)+      Agreement with Respect to Option dated August 31, 1992
              between the Registrant and Cold Spring Harbor Laboratory and
              Amendments No. 1 and 2 thereto dated May 3, 1993 and January
              1994
10.7(3)+      Patent License Agreement dated September 8, 1992 between the
              Registrant and University of Texas Southwestern Medical
              Center at Dallas
10.8(3)+      Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
              Medical Center at Dallas

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.9(3)+      Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
              California
10.10(3)+     License and Research Collaboration Agreement dated April 24,
              1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated July 15, 1995
10.11(3)+     Standard Nonexclusive License Agreement dated January 1,
              1996 between the Registrant and Wisconsin Alumni Research
              Foundation
10.12(3)      Business Park Lease dated March 25, 1996 between the
              Registrant and David D. Bohannon Organization
10.13(3)      Business Park Lease dated January 20, 1993 between the
              Registrant and David D. Bohannon Organization and Amendments
              Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
              1994 and March 25, 1996, respectively
10.14(3)      Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(3)      Master Lease Agreement dated January 5, 1993 between the
              Registrant and Lease Management Services, Inc.
10.20(3)      Note Secured by Second Deed of Trust dated December 1993
              between the Registrant and Calvin B. Harley
10.23(3)      Common Stock Warrant dated May 4, 1994, issued by the
              Registrant to Cold Spring
10.25(12)     Common Stock Purchase Agreement dated December 20, 1996
              between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(13)+    License and Research Collaboration Agreement dated March 23,
              1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(13)+    Amendment No. 2 to License and Research Collaboration
              Agreement dated April 24, 1995 between Registrant and Kyowa
              Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28(13)+    Three Party Agreement dated March 23, 1997 by and among
              Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
              Upjohn S.p.A.
10.29(13)+    Common Stock Purchase Agreement dated March 23, 1997 between
              Registrant and Pharmacia & Upjohn S.p.A.
10.30(13)+    Intellectual Property License Agreement dated December 9,
              1996 between Registrant and University Technology
              Corporation
10.33(13)     First Amendment to Note Secured by Deed of Trust with Harley
10.35(14)+    License Agreement dated August 1, 1997 between Registrant
              and The Johns Hopkins University
10.36(14)+    Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(15)+    License, Product Development, and Marketing Agreement by and
              between Registrant and Boehringer Mannheim, GmbH
10.38(16)     Securities Purchase Agreement dated as of March 27, 1998
              between Registrant and Certain Investors
10.40(17)     Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)+     Research and License Agreement dated May 3, 1999, among the
              Registrant, Roslin and the Institute.
10.43(1)+     License Agreement dated April 30, 1999, among the
              Registrant, Roslin and the Institute.
10.44(18)     Amendment No. 1 to the Securities Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(18)     Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.46(19)     Securities Purchase Agreement dated as of September 30, 1999 between the Registrant and RGC International Investors, LDC.
10.47(20)     License Agreement with Wisconsin Alumni Research Foundation
10.48(21)     Option Agreement with Wisconsin Alumni Research Foundation
10.49(22)     Amendment to the License Agreement with Wisconsin Alumni
              Research Foundation
10.50(23)     Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(24)     Letter to Thomas Okarma, dated as of October 7, 1999,
              extending License and Research Collaboration Agreement
              between Pharmacia & Upjohn and the Registrant
10.52(25)     Amendment No. 3 to the License and Research Collaboration
              Agreement, dated as of January 24, 2000, by and between the
              Registrant and Kyowa Hakko Kogyo Co., Ltd.
21.1  *       List of Subsidiaries
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1  *       Power of Attorney
27.1  *       Financial Data Schedule

---------------
  + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

  * Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

 (1) Incorporated by reference to identically numbered exhibits on the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (2) Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

 (3) Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

 (4) Incorporated by reference to Exhibit 10.39 filed with the Registrant's Current Report on Form 8-K filed on April 2, 1998.

 (5) Incorporated by reference to Exhibit 10.41 filed with the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (6) Incorporated by reference to Exhibit 4.1 filed on the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (7) Incorporated by reference to Exhibit 99.2 on the Registrant's Current Report on Form 8-K filed on October 5, 1999.

 (8) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (9) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(10) Incorporated by reference to Exhibit 99.1 on the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(11) Incorporated by reference to Exhibit 99.2 on the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(12) Incorporated by reference to Exhibit 10.1 on the Registrant's Current Report on Form 8-K filed on January 24, 1997.

(13) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(15) Incorporated by reference to identically numbered exhibit of the Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(14) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(16) Incorporated by reference to Exhibit 10.39 filed with the Registrant's Current Report on Form 8-K filed on April 2, 1998.

(17) Incorporated by reference to Exhibit 10.40 filed with the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(18) Incorporated by reference to the identically numbered exhibits on the Registrant's Registration Statement on Form S-3 filed on July 1, 1999.

(19) Incorporated by reference to Exhibit 99.1 on the Registrant's Current Report on Form 8-K filed on October 5, 1999.

(20) Incorporated by reference to Exhibit 10.1 filed on the Registrant's Form Quarterly Report 10-Q for the period ended September 30, 1999.

(21) Incorporated by reference to Exhibit 10.2 filed on the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(22) Incorporated by reference to Exhibit 10.3 filed on the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(23) Incorporated by reference to Exhibit 10.11 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(24) Incorporated by reference to Exhibit 10.12 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(25) Incorporated by reference to Exhibit 10.13 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

     (b) REPORTS ON FORM 8-K.

     (i) Geron has not filed any reports on Form 8-K during the last quarter of the period covered by the Form 10-K.

     (c) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 17th day of March, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ THOMAS B. OKARMA                     President, Chief Executive     March 17, 2000
-----------------------------------------------------  Officer and Director (Principal
                  Thomas B. Okarma                           Executive Officer)

               /s/ DAVID L. GREENWOOD                  Chief Financial Officer, Senior  March 17, 2000
-----------------------------------------------------    Vice President of Corporate
                 David L. Greenwood                      Development, Treasurer and
                                                       Secretary (Principal Financial
                                                           and Accounting Officer)

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                 Alexander E. Barkas

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                  Ronald W. Eastman

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                  Edward V. Fritzky

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                   Thomas D. Kiley

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                    Gary L. Neil

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                   Robert B. Stein

                          *                                       Director              March 17, 2000
-----------------------------------------------------
                   John P. Walker

            * By: /s/ DAVID L. GREENWOOD
  ------------------------------------------------
                 David L. Greenwood
                  Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
2.1(1)+       Sale and Purchase Agreement, dated May 3, 1999, by and among the Registrant and each of the shareholders of Roslin
 2.2(1)       Escrow Agreement, dated April 30, 1999, by and among the
              Registrant, a committee acting for and on behalf of the
              Warrantors, and U.S. Bank Trust National Association
 3.1(2)       Amended and Restated Certificate of Incorporation of
              Registrant
 3.2  *       Certificate of Amendment of Restated Certificate of
              Incorporation of the Registrant
 3.3  *       Bylaws of the Registrant
 4.1(3)       Form of Common Stock Certificate
 4.2(4)       Registration Rights Agreement dated as of March 27, 1998
              between Registrant and Certain Investors
 4.3(5)       Registration Rights Agreement dated as of December 10, 1998 among the Registrant and certain investors
 4.4(6)       Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
 4.5(7)       Registration Rights Agreement dated as of September 30, 1999 by and between the Registrant and RGC International
              Investors, LDC
 4.5(8)       Form of Warrant
 4.6(9)       Form of Debenture
10.1(3)       Form of Indemnification Agreement
10.2(10)      1992 Stock Option Plan, as amended
10.3(3)       1996 Employee Stock Purchase Plan
10.4(11)      1996 Directors' Stock Option Plan, as amended
10.6(3)+      Agreement with Respect to Option dated August 31, 1992
              between the Registrant and Cold Spring Harbor Laboratory and
              Amendments No. 1 and 2 thereto dated May 3, 1993 and January
              1994
10.7(3)+      Patent License Agreement dated September 8, 1992 between the
              Registrant and University of Texas Southwestern Medical
              Center at Dallas
10.8(3)+      Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
              Medical Center at Dallas
10.9(3)+      Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
              California
10.10(3)+     License and Research Collaboration Agreement dated April 24,
              1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd, and Amendment No. 1 thereto dated July 15, 1995
10.11(3)+     Standard Nonexclusive License Agreement dated January 1,
              1996 between the Registrant and Wisconsin Alumni Research
              Foundation
10.12(3)      Business Park Lease dated March 25, 1996 between the
              Registrant and David D. Bohannon Organization
10.13(3)      Business Park Lease dated January 20, 1993 between the
              Registrant and David D. Bohannon Organization and Amendments
              Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
              1994 and March 25, 1996, respectively
10.14(3)      Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(3)      Master Lease Agreement dated January 5, 1993 between the
              Registrant and Lease Management Services, Inc.
10.20(3)      Note Secured by Second Deed of Trust dated December 1993
              between the Registrant and

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.23(3)      Common Stock Warrant dated May 4, 1994, issued by the
              Registrant to Cold Spring
10.25(12)     Common Stock Purchase Agreement dated December 20, 1996
              between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(13)+    License and Research Collaboration Agreement dated March 23,
              1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(13)+    Amendment No. 2 to License and Research Collaboration
              Agreement dated April 24, 1995 between Registrant and Kyowa
              Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28(13)+    Three Party Agreement dated March 23, 1997 by and among
              Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
              Upjohn S.p.A.
10.29(13)+    Common Stock Purchase Agreement dated March 23, 1997 between
              Registrant and Pharmacia & Upjohn S.p.A.
10.30(13)+    Intellectual Property License Agreement dated December 9,
              1996 between Registrant and University Technology
              Corporation
10.33(13)     First Amendment to Note Secured by Deed of Trust with Harley
10.35(14)+    License Agreement dated August 1, 1997 between Registrant
              and The Johns Hopkins University
10.36(14)+    Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(15)+    License, Product Development, and Marketing Agreement by and
              between Registrant and Boehringer Mannheim, GmbH
10.38(16)     Securities Purchase Agreement dated as of March 27, 1998
              between Registrant and Certain Investors
10.40(17)     Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)+     Research and License Agreement dated May 3, 1999, among the
              Registrant, Roslin and the Institute.
10.43(1)+     License Agreement dated April 30, 1999, among the
              Registrant, Roslin and the Institute.
10.44(18)     Amendment No. 1 to the Securities Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(18)     Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.46(19)     Securities Purchase Agreement dated as of September 30, 1999 between the Registrant and RGC International Investors, LDC.
10.47(20)     License Agreement with Wisconsin Alumni Research Foundation
10.48(21)     Option Agreement with Wisconsin Alumni Research Foundation
10.49(22)     Amendment to the License Agreement with Wisconsin Alumni
              Research Foundation
10.50(23)     Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(24)     Letter to Thomas Okarma, dated as of October 7, 1999,
              extending License and Research Collaboration Agreement
              between Pharmacia & Upjohn and the Registrant
10.52(25)     Amendment No. 3 to the License and Research Collaboration
              Agreement, dated as of January 24, 2000, by and between the
              Registrant and Kyowa Hakko Kogyo Co., Ltd.
21.1  *       List of Subsidiaries
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1  *       Power of Attorney
27.1  *       Financial Data Schedule

---------------
  + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

  * Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

 (1) Incorporated by reference to identically numbered exhibits on the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (2) Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration Statement on Form S-1 which became effective July 30, 1996.

 (3) Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.

 (4) Incorporated by reference to Exhibit 10.39 filed with the Registrant's Current Report on Form 8-K filed on April 2, 1998.

 (5) Incorporated by reference to Exhibit 10.41 filed with the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (6) Incorporated by reference to Exhibit 4.1 filed on the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (7) Incorporated by reference to Exhibit 99.2 on the Registrant's Current Report on Form 8-K filed on October 5, 1999.

 (8) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (9) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(10) Incorporated by reference to Exhibit 99.1 on the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(11) Incorporated by reference to Exhibit 99.2 on the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(12) Incorporated by reference to Exhibit 10.1 on the Registrant's Current Report on Form 8-K filed on January 24, 1997.

(13) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(15) Incorporated by reference to identically numbered exhibit of the Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(14) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(16) Incorporated by reference to Exhibit 10.39 filed with the Registrant's Current Report on Form 8-K filed on April 2, 1998.

(17) Incorporated by reference to Exhibit 10.40 filed with the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(18) Incorporated by reference to the identically numbered exhibits on the Registrant's Registration Statement on Form S-3 filed on July 1, 1999.

(19) Incorporated by reference to Exhibit 99.1 on the Registrant's Current Report on Form 8-K filed on October 5, 1999.

(20) Incorporated by reference to Exhibit 10.1 filed on the Registrant's Form Quarterly Report 10-Q for the period ended September 30, 1999.

(21) Incorporated by reference to Exhibit 10.2 filed on the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(22) Incorporated by reference to Exhibit 10.3 filed on the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(23) Incorporated by reference to Exhibit 10.11 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(24) Incorporated by reference to Exhibit 10.12 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(25) Incorporated by reference to Exhibit 10.13 on the Registrant's Annual Report on Form 10-K filed on March 13, 2000.