Form 10-Q
period 2000-03-31
GERON CORPORATION
filed 2000-05-15
CIK 886744

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

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

Class: Common Stock $0.001 par value      Outstanding at May 8, 2000: 21,423,981

================================================================================

                                GERON CORPORATION

                                      INDEX



                         PART I. FINANCIAL INFORMATION

 Item 1:       Consolidated Financial Statements...........................................   3

               Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31,    3
               1999........................................................................

               Condensed Consolidated Statements of Operations for the three months ended
               March 31, 2000 and 1999.....................................................   4

               Condensed Consolidated Statements of Cash Flows for the three months ended     5
               March 31, 2000 and 1999.....................................................

               Notes to Consolidated Financial Statements..................................   6

 Item 2:       Management's Discussion and Analysis of Financial Condition and Results of     9
               Operations..................................................................

 Item 3:       Quantitative and Qualitative Disclosures About Market Risk..................  25

                           PART II. OTHER INFORMATION

 Item 1:       Legal Proceedings...........................................................  26

 Item 2:       Changes In Securities and Use of Proceeds...................................  26

 Item 3:       Defaults upon Senior Securities.............................................  26

 Item 4:       Submission of Matters to a Vote of Security Holders.........................  26

 Item 5:       Other Information...........................................................  26

 Item 6:       Exhibits and Reports on Form 8-K............................................  26

SIGNATURES................................................................................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                               MARCH 31,      DECEMBER 31,
                                                  2000            1999
                                              -----------     ------------
                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents .............      $  52,525       $   7,835
  Short-term investments ................          2,478          31,452
  Interest and other receivables ........            950             743
  Other current assets ..................            569             399
                                               ---------       ---------
          Total current assets ..........         56,522          40,429
Long-term investments ...................         22,916           3,636
Property and equipment, net .............          3,567           3,783
Deposits and other assets ...............            939             576
Intangibles .............................         14,561          15,277
                                               ---------       ---------
                                               $  98,505       $  63,701
                                               =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................      $   2,052       $   1,321
  Accrued liabilities ...................          2,814           2,723
  Current portion of capital lease
    obligations and equipment loans .....          1,131           1,183
  Current portion of accrued
    research funding commitment .........          2,699           2,721
                                               ---------       ---------
          Total current liabilities .....          8,696           7,948
Noncurrent portion of capital lease
    obligations and equipment loans .....          1,613           1,787
Accrued research funding commitment .....         12,159          12,413
Convertible debentures ..................          6,313          15,327
Commitments
Stockholders' equity:
Common stock ............................             21              17
Additional paid-in-capital ..............        181,050         131,183
Notes receivable from stockholders ......             --             (70)
Deferred compensation ...................           (721)           (853)
Accumulated deficit .....................       (110,563)       (103,969)
Accumulated other comprehensive
    (loss)/income .......................            (63)            (82)
                                               ---------       ---------
          Total stockholders' equity ....         69,724          26,226
                                               ---------       ---------
                                               $  98,505       $  63,701
                                               =========       =========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -------------------------------
                                                       2000               1999
                                                   ------------       ------------
Revenues from collaborative agreements ......      $      1,250       $      1,494
License fees and royalties ..................                21                  1
                                                   ------------       ------------
    Total revenues ..........................             1,271              1,495
Operating expenses:
  Research and development ..................             5,812              4,425
  General and administrative ................             2,534                943
                                                   ------------       ------------
    Total operating expenses ................             8,346              5,368
                                                   ------------       ------------
Loss from operations ........................            (7,075)            (3,873)
Interest and other income ...................               833                676
Interest and other expense ..................              (352)              (146)
                                                   ------------       ------------
Net loss ....................................      $     (6,594)      $     (3,343)
Accretion of redemption value of
  redeemable convertible preferred stock ....                --                (51)
                                                   ------------       ------------
    Net loss applicable to common
      stockholders ..........................      $     (6,594)      $     (3,394)
                                                   ============       ============


Basic and diluted net loss per share ........      $      (0.35)      $      (0.25)
                                                   ============       ============
Weighted  average shares used in
  computing basic and diluted net loss
  per share .................................        18,709,106         13,663,948
                                                   ============       ============

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                                 2000           1999
                                                                               --------       --------
Cash flows from operating activities:
  Net loss ..............................................................      $ (6,594)      $ (3,343)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ......................................           376            285
     Interest from convertible debentures ...............................            62             60
     Issuance of common and preferred stock in exchange
       for services rendered ............................................           363            191
     Accretion of interest on research funding obligation ...............           123             --
     Deferred compensation ..............................................           132            132
  Changes in assets and liabilities:
     Other current and noncurrent assets ................................           (24)          (222)
     Other current and noncurrent liabilities ...........................         1,531            153
     Translation adjustment .............................................           (22)            --
                                                                               --------       --------
Net cash used in operating activities ...................................        (4,053)        (2,744)
Cash flows from investing activities:
  Capital expenditures ..................................................          (160)        (1,501)
  Purchases of securities available-for-sale ............................        (9,383)       (12,552)
  Proceeds from sales/calls of securities available-for-sale ............         7,102             --
  Proceeds from maturities of securities available-for-sale .............        12,000          8,100
  Accrued research funding payments .....................................          (383)            --
                                                                               --------       --------
Net cash provided by (used in) investing activities .....................         9,176         (5,953)
Cash flows from financing activities:
  Proceeds from equipment loans .........................................            79          1,037
  Payments of obligations under capital leases and equipment loans ......          (305)          (336)
  Proceeds from issuance of common and preferred stock, net .............        39,793             15
                                                                               --------       --------
Net cash provided by financing activities ...............................        39,567            716
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................        44,690         (7,981)
Cash and cash equivalents at the beginning of the period ................         7,835         16,360
                                                                               --------       --------
Cash and cash equivalents at the end of the period ......................      $ 52,525       $  8,379
                                                                               ========       ========

                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying condensed consolidated unaudited balance sheet as of March 31, 2000 and condensed consolidated statements of operations for the three month period ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

      The consolidated financial statements include the accounts of Geron Corporation, and its wholly owned subsidiary, Geron Bio-Med Ltd., a company organized under the laws of the United Kingdom. All material intercompany accounts, transactions, and expenses have been eliminated in consolidation.

      The financial statements of the Company's subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income/(loss), a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

      Certain reclassifications of prior year amounts have been made to conform to current year presentation.

NET LOSS PER SHARE

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,104,315 and 1,508,453 shares for 2000 and 1999, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value).

COMPREHENSIVE LOSS

      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding losses on our available-for-sale securities of $88.000, which were reported separately in stockholders' equity, and cumulative translation adjustment of $25,000 are included in accumulated other comprehensive income
(loss). Comprehensive income (loss) for years ended December 31, 1999, 1998 and 1997 has been reflected in the consolidated statement of stockholders' equity.

REVENUE RECOGNITION

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

2.    CASH EQUIVALENTS AND INVESTMENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of March 31, 2000, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 16 months.

3.    CONVERTIBLE DEBENTURES

      SERIES A AND B DEBENTURES AND WARRANTS

      On December 10, 1998, the Company entered into an agreement to sell $15.0 million in convertible zero coupon debentures and warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $12.00 per share to investment funds managed by three institutional investors. One-half of the proceeds were funded upon signing the agreement, at which time $7.5 million of series A convertible debentures and warrants to purchase 625,000 shares of Common Stock were issued. In June 1999, $7.5 million of series B convertible debentures and warrants to purchase 625,000 shares of Common Stock were sold under the agreement entered into in December 1998.

      All of the series A convertible debentures had been converted into Common Stock as of December 31, 1999. During the first quarter of 2000, an aggregate principal amount of $3.0 million of series B convertible debentures converted into 300,000 shares of Geron Common Stock at $10.00 per share. As of March 31, 2000, no series B convertible debentures remained outstanding.

      During the first quarter of 2000, institutional investors exercised all of the warrants issued with the series A and series B convertible debentures. The Company received $15.0 million in proceeds from these warrant exercises.

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

      The warrants to purchase 1,000,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 100,000 shares of Common Stock are exercisable at $12.75 per share. The warrants are exercisable for Common Stock at the option of the holder until June 2, 2001.

      During the first quarter 2000, an aggregate principal amount of $6.25 million of series C convertible debentures plus accrued interest converted into 615,069 shares of Geron Common Stock at $10.25 per share. As of March 31, 2000, an aggregate principal amount of $6.25 million of series C convertible debentures remained outstanding.

      During the first quarter of 2000, all of the warrants issued with the series C convertible debentures were exercised. The Company received $13.8 million in proceeds from the warrant exercises.

4.    PRIVATE FINANCING

      In March 2000, Geron sold a total of 380,855 shares of Common Stock and warrants to purchase 300,000 shares of its common stock to a single investor for $9.0 million. Warrants to purchase 100,000 shares of Common Stock are exercisable at $12.50 per share and the warrants to purchase 200,000 shares of Common Stock are exercisable at $67.09 per share.

5.    SEGMENT INFORMATION

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in its fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

6.    UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1999 set forth below gives effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1999.

(IN THOUSANDS,                                 THREE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)                         MARCH 31, 1999
                                               ------------------
Revenues...................................         $  1,495
Net loss...................................         $(10,147)
Basic and diluted net loss per share.......         $  (0.66)

7.    CONSOLIDATED STATEMENT OF CASH FLOW DATA

                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
(IN THOUSANDS)                                     MARCH 31, 2000       MARCH 31, 1999
                                                 ------------------   ------------------
Supplementary investing and
  financing activities

Common stock issued for services .............            $   709          $    --
Accretion of premium on convertible
  preferred stock ............................            $    --          $    51

Conversion of convertible debentures, net ....            $ 9,076          $    --
Net unrealized gain (loss) on
  available-for-sale securities ..............            $   (25)         $    67

                                GERON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, in the section of this Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q.

      The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      We are a biopharmaceutical company focused on discovering, developing and commercializing therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. Our product development programs are based upon three patented, independent and synergistic technologies: telomerase, human pluripotent stem cells and nuclear transfer.

      Since inception, substantially all of our revenues have been generated from license and research agreements with collaborators. In addition, we receive license payments and royalties from license and marketing agreements with various diagnostic and research tool collaborators. We recognize revenue from the license and research agreements with collaborators as the related research and development costs are incurred under the collaborative agreements.

      In January 2000, we extended our three-way license and research collaboration agreement with Kyowa Hakko and Pharmacia. The agreement extends the research and compound selection periods by one additional year to March 2002 and provides for additional research funding. In January 2000, we received $1.25 million from Pharmacia. In April 2000, we received $2.0 million from Kyowa Hakko as a result of their extension.

      In March 2000, we sold a total of 380,855 shares of our common stock and 300,000 warrants to purchase our common stock to a single investor for $9.0 million. We structured the sale of securities in two parts. We priced the first $6.4 million of common stock at $50.32 per share, and set the exercise price for 200,000 warrants at $67.09 per share. We priced the remaining $2.6 million of common stock at $10.25 per share, and set the exercise price for the remaining 100,000 warrants at $12.50 per share. The common stock and the common stock underlying the warrants are not registered for resale and are subject to a two-year prohibition on sale by agreement. As of March 31, 2000, all of the warrants remained outstanding.

      During the first quarter of 2000, institutional investors exercised series A warrants to purchase 625,000 shares of Geron common stock, series B warrants to purchase 625,000 shares of Geron common stock and series C warrants to purchase 1,100,000 shares of Geron common stock. In total, we received $28.8 million in proceeds from the exercise of these warrants.

      In the first quarter of 2000, an institutional investor converted an aggregate principal amount of $6.25 million plus accrued interest of series C convertible debentures into 615,069 shares of Geron common stock. In addition, an institutional investor converted an aggregate principal amount of $3.0 million of series B convertible debentures into 300,000 shares of Geron common stock. As of March 31, 2000, an aggregate principal amount of $6.25 million of series C convertible debentures and no series B convertible debentures remained outstanding.

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

RESULTS OF OPERATIONS

REVENUES

      We recognized revenues from collaborative agreements of $1.3 million for the three months ended March 31, 2000, compared to $1.5 million for the comparable period in 1999. Revenues in 2000 represented research support payments from our collaborative agreement with Pharmacia. Revenues in 1999 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Lower revenues in 2000 were a result of reduced research funding from Kyowa Hakko. We expect revenues from collaborative agreements to increase in the remainder of 2000 as compared to 1999 as a result of the renewed research commitments from Kyowa Hakko and Pharmacia. As a result of the extensions of our agreements with these parties, these agreements provide for additional funding from Kyowa Hakko and Pharmacia.

      We receive license payments and royalties from license and marketing agreements with various diagnostic collaborators. We received royalties of $21,000 for the three months ended March 31, 2000, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market, compared to $1,000 for the comparable period in 1999. We did not receive any license fees in the first quarter of 2000 or for the comparable period in 1999.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $5.8 million for the three months ended March 31, 2000, compared to $4.4 million for the comparable period in 1999. The increase in research and development expenses in the 2000 period compared to the 1999 period was primarily the result of amortization of the research obligation to the Roslin Institute of $700,000, increased personnel related costs of $200,000, additional research expenditures of $190,000 at Geron Bio-Med and increased scientific supplies of $150,000. We expect research and development expenses to increase significantly in the future as a result of continued development of our therapeutic and diagnostic programs.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $2.5 million for the three months ended March 31, 2000, compared to $943,000 for the comparable period in 1999. The increase in general and administrative expenses in the 2000 period compared to the 1999 period was primarily the result of increased business consulting costs of $1.1 million, $240,000 in administrative expenses at Geron Bio-Med, increased personnel related costs of $150,000, and increased public and investor relations costs of $100,000.

INTEREST AND OTHER INCOME

      Interest income was $793,000 for the three months ended March 31, 2000, compared to $556,000 for the comparable period in 1999. The increase in interest income for 2000 compared to 1999 was primarily the result of higher cash balances in 2000 than 1999 as a result of receiving proceeds of $28.8 million from the exercise of warrants and $9.0 million from the sale of common stock to a private investor. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $40,000 in research payments under government grants for the three months ended March 31, 2000, compared to $120,000 for the comparable period in 1999. We expect income from government grants to decrease in the future.

INTEREST AND OTHER EXPENSE

      Interest and other expense was $352,000 for the three months ended March 31, 2000, compared to $146,000 for the comparable period in 1999. The increase in interest and other expense for 2000 compared to 1999 was primarily the result of imputing interest for the accretion of our research funding obligation to the Roslin Institute of $123,000, and accrual of interest on series C convertible debentures of $54,000.

NET LOSS

      Net loss was $6.6 million for the three months ended March 31, 2000, compared to $3.3 million for the comparable period in 1999. The increase in net loss for 2000 compared to 1999 was primarily the result of increased operating expenses combined with a decline in revenues from collaborative agreements. We expect net loss to increase in the future as a result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and investments at March 31, 2000 were $77.9 million compared to $42.9 million at December 31, 1999. The increase in cash, cash equivalents and investments in 2000 was the result of proceeds received from the exercise of warrants and the sale of common stock to a private investor. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

      Net cash used in operations was $4.1 million for the three months ended March 31, 2000 compared to $2.7 million for the comparable period in 1999. The increase was primarily due to a higher net loss recognized in 2000 as a result of increased operating expenses in 2000 with a decrease in revenues from collaborative agreements. We expect net cash used in operations to increase as a result of increased research and development expenditures.

      Through March 31, 2000, we have invested approximately $9.9 million in property and equipment, of which approximately $7.5 million was financed through equipment financing. For the three months ended March 31, 2000, additions of equipment and leasehold improvements totaled approximately $160,000, most of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing arrangements are expected to total $1.2 million, $895,000, $772,000, $182,000 and $2,000 in 2000, 2001, 2002, 2003
and 2004, respectively. As of March 31, 2000, we had approximately $1.0 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on July 31, 2000. We intend to renew the commitment for new equipment financing arrangements in 2000 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

      We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $3.1 million and $2.5 million in 2000 and 2001, respectively. As of March 31, 2000, we have made payments of approximately $698,000 to academic and research institutions.

      In March 2000, we sold a total of 380,855 shares of our common stock and 300,000 warrants to purchase our common stock to a single investor for $9 million. We structured the sale of securities in two parts. We priced the first $6.4 million of common stock at $50.32 per share, and set the exercise price for 200,000 warrants at $67.09 per share. We priced the remaining $2.6 million of common stock at $10.25 per share, and set the exercise price for the remaining 100,000 warrants at $12.50 per share. The common stock and the stock underlying the warrants are not registered for resale and are subject to a two-year prohibition on sale by agreement. As of March 31, 2000, all of the warrants remained outstanding.

      During the first quarter of 2000, institutional investors exercised series A warrants to purchase 625,000 shares of Geron common stock, series B warrants to purchase 625,000 shares of Geron common stock and series C warrants to purchase 1,100,000 shares of Geron common stock. In total, we received $28.8 million in proceeds from the exercise of these warrants.

      In the first quarter of 2000, an institutional investor converted an aggregate principal amount of $6.25 million plus accrued interest of series C convertible debentures into 615,069 shares of Geron common stock. In addition, an institutional investor converted an aggregate principal amount of $3.0 million of series B convertible debentures into 300,000 shares of Geron common stock. As of March 31, 2000, an aggregate principal amount of $6.25 million of series C convertible debentures and no series B convertible debentures remained outstanding.

      We estimate that our existing capital resources, payments expected to be made under the Kyowa Hakko and Pharmacia collaborative agreements, interest income and equipment financing will be sufficient to fund our current level of operations through June 2002. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

      All of our computer hardware and software has been upgraded for Year 2000 compliance. All of our key vendors have provided assurance that they are Year 2000 compliant. While we are aware of no Year 2000 related problems at the commencement of the Year 2000, we are maintaining our contingency plans in the event any problems arise in the future.


                ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q. Any of these risks could materially adversely affect our business, operating results and financial condition.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

      We have incurred net operating losses every year since our operations began in 1990. As of March 31, 2000, our accumulated deficit was approximately $110.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. The agreements provide that through 2001, Kyowa Hakko and Pharmacia will provide additional funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

      We may never receive material revenues from product sales or that revenues, if any, may not be sufficient to continue or expand our research activities and otherwise sustain our operations.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

      We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, payments under the Kyowa Hakko and Pharmacia collaborative agreements, interest income and equipment financing arrangements will be sufficient to fund our current level of operations through June 2002, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

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

      Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant ethical debates in both the social and political arenas. We use human pluripotent stem cells derived through a process that uses either donated embryos that are no longer necessary following a successful in vitro fertilization procedure or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human pluripotent stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies currently do not fund research which involves the use of human embryonic tissue and may in the future regulate or otherwise restrict or prohibit the public or private use of human embryonic or fetal tissue. Our inability to conduct research using human pluripotent stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 -- the first mammal cloned from an adult cell in history. Geron acquired exclusive rights to this technology for all areas except human cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, all of the techniques we continue to develop for use in agricultural cloning and our nuclear transfer work for organ regeneration are directly applicable to human cloning should some other group in the future decide to pursue this avenue. Negative associations with any or all of these practices could:

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

PUBLIC ATTITUDES TOWARDS GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS

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

IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO PURSUE THE DEVELOPMENT OF OUR INTENDED TECHNOLOGIES AND PRODUCTS

Our success will depend on our ability to obtain and enforce patents for our discoveries; however, legal principles for biotechnology patents in the United States and in other countries are not firmly established and the extent to which we will be able to obtain patent coverage is uncertain

      Protection of our proprietary compounds and technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions for which legal principles are not firmly established. We may not continue to develop products or processes that are patentable, and it is possible that patents will not issue from any of our pending applications, including allowed patent applications. Further, our current patents, or patents that issue on pending applications, may be challenged, invalidated or circumvented, and our current or future patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

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

      Our patents and patent applications relating to telomerase are critically important to our development and commercialization of therapeutic and diagnostic products for applications in oncology and regenerative medicine. Patent applications covering cloned human telomerase and its uses are pending in several countries and patent prosecution is ongoing. Although we have been granted patents in the United Kingdom and Switzerland, we have received rejections in certain other countries and we may be unable to overcome those rejections or any others that we may encounter.

      The United States Patent and Trademark Office has advised us that the claims of two of our United States patent applications relating to cloned human telomerase are allowable, but that further prosecution of these applications has been suspended pending a determination of whether the initiation of an interference proceeding is appropriate to ascertain who made the claimed inventions first. We believe this event indicates, among other things, that the Patent and Trademark Office has established that at least one other entity has filed a United States patent application also claiming cloned human telomerase or its uses. As a result, one or more interferences could be declared, in which case the United States Patent and Trademark Office would undertake a multi-year process to decide who made the underlying invention or inventions first. If an interference is declared one result is that another entity could be awarded the patents.

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

      Our ability to successfully develop and commercialize telomerase inhibition products depends on our corporate alliances with Kyowa Hakko and Pharmacia, and our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate alliance with Roche Diagnostics. Under our collaborative agreements with these collaborators, we rely significantly on them, among other activities, to:

      - design and conduct advanced clinical trials in the event that we reach clinical trials;

      -     fund research and development activities with us;

      -     pay us fees upon the achievement of milestones; and

      - co-promote with us any commercial products that result from our collaborations.

      The development and commercialization of products from these collaborations will be delayed if Kyowa Hakko, Pharmacia or Roche Diagnostics fail to conduct these collaborative activities in a timely manner or at all. In addition, Kyowa Hakko, Pharmacia or Roche Diagnostics could terminate these agreements and we may not receive any development or milestone payments. If we do not receive research funds or achieve milestones set forth in the agreements, or if Kyowa Hakko, Pharmacia or Roche Diagnostics or any of our future collaborators breach or terminate collaborative agreements with us, our business may be materially harmed.

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

      -     currency exchange rate fluctuations;

      -     political instability;

      -     export restrictions; and

      -     potentially adverse tax consequences.

      One or more of these factors could materially harm our future international operations, the success of our acquisition of Roslin Bio-Med and, consequently, our business, operating results, and financial condition. Similarly, our collaborations with international partners such as the Roslin Institute, Pharmacia, Kyowa Hakko and Roche Diagnostics could also subject us to the above described international uncertainties.

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

      Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our products is alleged to have injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. We currently have no clinical trial liability insurance and we may not be able to obtain and maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could have a material adverse effect on us.

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

      Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborators develop are subject to intense government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

      -     manufacturing;

      -     advertising and promoting;

      -     selling and marketing;

      -     labeling; and

      -     distributing.

      We may not obtain regulatory approval for the products we develop and our collaborators may not obtain regulatory approval for the products they develop. Regulatory approval may also entail limitations on the indicated uses of a proposed product. Because certain of our product candidates involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities, and, as a result, we may obtain regulatory approvals for such products more slowly than for products based upon more conventional technologies. If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

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

TO BE SUCCESSFUL, OUR PRODUCTS MUST BE ACCEPTED BY THE HEALTH CARE COMMUNITY, WHICH CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS

      Our products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since physicians, patients or the medical community in general may decide to not accept and utilize these products. The products that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

      Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes, and any liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations.

      Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with and substantial fines or penalties if we violate any of these laws or regulations.

OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE.

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

      Historically, our stock price has been extremely volatile. Between January 1998 and March 31, 2000, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

      Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of March 31, 2000, we had approximately 21,422,490 shares of common stock outstanding. Of these shares, approximately 8,017,367 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 7,336,512 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 680,855 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

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

      Interest Rate Sensitivity. The fair value of our available for sale securities at March 31, 2000 was $74.7 million. These investments include $49.3 million of cash and cash equivalents which are due in less than 90 days, $2.5 million of short-term investments which are due in less than one year and $22.9 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

      Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currencies. For the three moths ended March 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute over the next five years are stated in British pounds sterling. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2000, we did not engage in foreign currency hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In March 2000, we sold a total of 380,855 shares of our common stock and 300,000 warrants to purchase our common stock to a single investor for $9 million. We structured the sale of securities in two parts. We priced the first $6.4 million of common stock at $50.32 per share, and set the exercise price for 200,000 warrants at $67.09 per share. We priced the remaining $2.6 million of common stock at $10.25 per share, and set the exercise price for the remaining 100,000 warrants at $12.50 per share. The common stock and the stock underlying the warrants are not registered for resale and are subject to a two-year prohibition on sale by agreement. As of March 31, 2000, all of the warrants remained outstanding. This transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.

      During the first quarter of 2000, institutional investors exercised series A warrants to purchase 625,000 shares of Geron common stock, series B warrants to purchase 625,000 shares of Geron common stock and series C warrants to purchase 1,100,000 shares of Geron common stock. In total, we received $28.8 million in proceeds from the exercise of these warrants. These transactions were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.

      In the first quarter of 2000, an institutional investor converted an aggregate principal amount of $6.25 million plus accrued interest of series C convertible debentures into 615,069 shares of Geron common stock. In addition, an institutional investor converted an aggregate principal amount of $3.0 million of series B convertible debentures into 300,000 shares of Geron common stock of $0.00 per share. As of March 31, 2000, an aggregate principal amount of $6.25 million of series C convertible debentures and no series B convertible debentures remained outstanding. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       4.7        Securities Purchase Agreement
       4.8        Warrant - EMP100
       4.9        Warrant - EMP101
      27.1        Financial Data Schedule

(b) REPORTS ON FORM 8-K

      (i) The Company filed a report on Form 8-K dated March 14, 2000 reporting the sale of common stock to a private investor.

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

Date: May 10, 2000

                                  EXHIBIT INDEX

         EXHIBIT NO.            DESCRIPTION
         -----------            -----------
            4.7         Securities Purchase Agreement
            4.8         Warrant - EMP100
            4.9         Warrant - EMP101
           27.1         Financial Data Schedule