Form 10-Q/A
period 2000-03-31
GERON CORPORATION
filed 2000-08-14
CIK 886744

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

Class: Common Stock $0.001 par value      Outstanding at May 8, 2000: 21,423,981 shares
=======================================================================================

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                               RESTATED
                                               MARCH 31,      DECEMBER 31,
                                                  2000            1999
                                              -----------     ------------
                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents .............      $  52,525       $   7,835
  Short-term investments ................          2,478          31,452
  Interest and other receivables ........            950             743
  Other current assets ..................            569             399
                                               ---------       ---------
          Total current assets ..........         56,522          40,429
Long-term investments ...................         22,916           3,636
Property and equipment, net .............          3,567           3,783
Deposits and other assets ...............            939             576
Intangibles .............................         14,561          15,277
                                               ---------       ---------
                                               $  98,505       $  63,701
                                               =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................      $   2,052       $   1,321
  Accrued liabilities ...................          2,814           2,723
  Current portion of capital lease
    obligations and equipment loans .....          1,131           1,183
  Current portion of accrued
    research funding commitment .........          2,699           2,721
                                               ---------       ---------
          Total current liabilities .....          8,696           7,948
Noncurrent portion of capital lease
    obligations and equipment loans .....          1,613           1,787
Accrued research funding commitment .....         12,159          12,413
Convertible debentures ..................          6,313          15,327
Commitments
Stockholders' equity:
Common stock ............................             21              17
Additional paid-in-capital ..............        182,940         131,183
Notes receivable from stockholders ......             --             (70)
Deferred compensation ...................           (721)           (853)
Accumulated deficit .....................       (112,453)       (103,969)
Accumulated other comprehensive
    (loss)/income .......................            (63)            (82)
                                               ---------       ---------
          Total stockholders' equity ....         69,724          26,226
                                               ---------       ---------
                                               $  98,505       $  63,701
                                               =========       =========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -------------------------------
                                                     RESTATED
                                                       2000               1999
                                                   ------------       ------------
Revenues from collaborative agreements ......      $      1,250       $      1,494
License fees and royalties ..................                21                  1
                                                   ------------       ------------
    Total revenues ..........................             1,271              1,495
Operating expenses:
  Research and development ..................             5,812              4,425
  General and administrative ................             4,424                943
                                                   ------------       ------------
    Total operating expenses ................            10,236              5,368
                                                   ------------       ------------
Loss from operations ........................            (8,965)            (3,873)
Interest and other income ...................               833                676
Interest and other expense ..................              (352)              (146)
                                                   ------------       ------------
Net loss ....................................      $     (8,484)      $     (3,343)
Accretion of redemption value of
  redeemable convertible preferred stock ....                --                (51)
                                                   ------------       ------------
    Net loss applicable to common
      stockholders ..........................      $     (8,484)      $     (3,394)
                                                   ============       ============


Basic and diluted net loss per share ........      $      (0.45)      $      (0.25)
                                                   ============       ============
Weighted  average shares used in
  computing basic and diluted net loss
  per share .................................        18,709,106         13,663,948
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

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                               RESTATED
                                                                                 2000           1999
                                                                               --------       --------
Cash flows from operating activities:
  Net loss ..............................................................      $ (8,484)      $ (3,343)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ......................................           376            285
     Interest from convertible debentures ...............................            62             60
     Issuance of common and preferred stock in exchange
       for services rendered ............................................         2,253            191
     Accretion of interest on research funding obligation ...............           123             --
     Deferred compensation ..............................................           132            132
  Changes in assets and liabilities:
     Other current and noncurrent assets ................................           (24)          (222)
     Other current and noncurrent liabilities ...........................         1,531            153
     Translation adjustment .............................................           (22)            --
                                                                               --------       --------
Net cash used in operating activities ...................................        (4,053)        (2,744)
Cash flows from investing activities:
  Capital expenditures ..................................................          (160)        (1,501)
  Purchases of securities available-for-sale ............................        (9,383)       (12,552)
  Proceeds from sales/calls of securities available-for-sale ............         7,102             --
  Proceeds from maturities of securities available-for-sale .............        12,000          8,100
  Accrued research funding payments .....................................          (383)            --
                                                                               --------       --------
Net cash provided by (used in) investing activities .....................         9,176         (5,953)
Cash flows from financing activities:
  Proceeds from equipment loans .........................................            79          1,037
  Payments of obligations under capital leases and equipment loans ......          (305)          (336)
  Proceeds from issuance of common and preferred stock, net .............        39,793             15
                                                                               --------       --------
Net cash provided by financing activities ...............................        39,567            716
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................        44,690         (7,981)
Cash and cash equivalents at the beginning of the period ................         7,835         16,360
                                                                               --------       --------
Cash and cash equivalents at the end of the period ......................      $ 52,525       $  8,379
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

      This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three months ended March 31, 2000 which was filed on May 15, 2000. The restatement was made to adjust the amounts recorded for a non-cash charge for the value of stock and warrants issued during the second quarter of 2000, but earned for consulting services provided in the quarter ended March 31, 2000. This resulted in an increase to general and administrative expenses and net loss of $1.9 million. Net loss has been restated to $8.5 million or $(0.45) per share rather than a net loss of $6.6 million or $(0.35) per share, which was reported in the Company's originally filed report on Form 10-Q. There was no change to cash or total stockholders' equity.

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

COMPREHENSIVE LOSS

      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding losses on our available-for-sale securities of $88,000, which were reported separately in stockholders' equity, and cumulative translation adjustment of $25,000 are included in accumulated other comprehensive income
(loss). Comprehensive income (loss) for years ended December 31, 1999, 1998 and 1997 has been reflected in the consolidated statement of stockholders' equity.

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

      This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three months ended March 31, 2000 which was filed on May 15, 2000. The restatement was made to adjust the amounts recorded for a non-cash charge for the value of stock and warrants issued during the second quarter of 2000, but earned for consulting services provided in the quarter ended March 31, 2000. This resulted in an increase to general and administrative expenses and net loss of $1.9 million. Net loss has been restated to $8.5 million or $(0.45) per share rather than a net loss of $6.6 million or $(0.35) per share, which was reported in the Company's originally filed report on Form 10-Q. There was no change to cash or total stockholders' equity.

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

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $4.4 million for the three months ended March 31, 2000, compared to $943,000 for the comparable period in 1999. The increase in general and administrative expenses in the 2000 period compared to the 1999 period was primarily the result of increased business consulting costs of $3.0 million, $240,000 in administrative expenses at Geron Bio-Med, increased personnel related costs of $150,000, and increased public and investor relations costs of $100,000.

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

NET LOSS

      Net loss was $8.5 million for the three months ended March 31, 2000, compared to $3.3 million for the comparable period in 1999. The increase in net loss for 2000 compared to 1999 was primarily the result of increased operating expenses combined with a decline in revenues from collaborative agreements. We expect net loss to increase in the future as a result of increased operating expenses.

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

      Net cash used in operations was $4.1 million for the three months ended March 31, 2000 compared to $2.7 million for the comparable period in 1999. The increase was primarily due to a higher net loss recognized in 2000 as a result of increased operating expenses in 2000 with a decrease in revenues from collaborative agreements offset partially by non-cash stock related charges. We expect net cash used in operations to increase as a result of increased research and development expenditures.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

      We have incurred net operating losses every year since our operations began in 1990. As of March 31, 2000, our accumulated deficit was approximately $112.5 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. The agreements provide that through 2001, Kyowa Hakko and Pharmacia will provide additional funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       4.7*       Securities Purchase Agreement
       4.8*       Warrant - EMP100
       4.9*       Warrant - EMP101
      27.1        Financial Data Schedule (restated)

(b) REPORTS ON FORM 8-K

      (i) The Company filed a report on Form 8-K dated March 14, 2000 reporting the sale of common stock to a private investor.

* Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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

Date: August 14, 2000

                                  EXHIBIT INDEX

         EXHIBIT NO.            DESCRIPTION
         -----------            -----------
            4.7*        Securities Purchase Agreement
            4.8*        Warrant - EMP100
            4.9*        Warrant - EMP101
           27.1         Financial Data Schedule (restated)

* Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.