Form 10-Q
period 2000-06-30
GERON CORPORATION
filed 2000-08-14
CIK 886744

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

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

Class: Common Stock $0.001 par value             Outstanding at August 10, 2000:
                                                               21,576,896 shares

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


 Item 1:    Consolidated Financial Statements............................................    3

            Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,       3
            1999.........................................................................

            Condensed Consolidated Statements of Operations for the three and six months     4
            ended June 30, 2000 and 1999.................................................

            Condensed Consolidated Statements of Cash Flows for the six months ended         5
            June 30, 2000 and 1999.......................................................

            Notes to Consolidated Financial Statements...................................    6

 Item 2:    Management's Discussion and Analysis of Financial Condition and Results of       8
            Operations...................................................................

 Item 3:    Quantitative and Qualitative Disclosures About Market Risk...................   23


                                  PART II. OTHER INFORMATION


 Item 1:    Legal Proceedings............................................................   24

 Item 2:    Changes In Securities and Use of Proceeds....................................   24

 Item 3:    Defaults upon Senior Securities..............................................   24

 Item 4:    Submission of Matters to a Vote of Security Holders..........................   24

 Item 5:    Other Information............................................................   24

 Item 6:    Exhibits and Reports on Form 8-K.............................................   25

SIGNATURES...............................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                            JUNE 30,       DECEMBER 31,
                                                              2000             1999
                                                            ---------       ---------
                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                 $  74,365       $   7,835
  Short-term investments                                          999          31,452
  Interest and other receivables                                  485             743
  Other current assets                                            254             399
                                                            ---------       ---------
          Total current assets                                 76,103          40,429
Long-term investments                                          25,421           3,636
Property and equipment, net                                     3,447           3,783
Deposits and other assets                                         517             576
Intangibles                                                    13,845          15,277
                                                            ---------       ---------
                                                            $ 119,333       $  63,701
                                                            =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $     873       $   1,321
  Accrued liabilities                                           1,707           2,723
  Current portion of capital lease
    obligations and equipment loans                             1,080           1,183
  Current portion of accrued
    research funding commitment                                 3,106           2,721
  Deferred revenue                                              1,500              --
                                                            ---------       ---------
          Total current liabilities                             8,266           7,948
Noncurrent portion of capital lease
    obligations and equipment loans                             1,474           1,787
Accrued research funding commitment                            11,567          12,413
Convertible debentures                                         31,344          15,327
Commitments
Stockholders' equity:
Common stock                                                       22              17
Additional paid-in-capital                                    196,328         131,183
Notes receivable from stockholders                                (36)            (70)
Deferred compensation                                            (596)           (853)
Accumulated deficit                                          (128,951)       (103,969)
Accumulated other comprehensive (loss)/income                     (85)            (82)
                                                            ---------       ---------
          Total stockholders' equity                           66,682          26,226
                                                            ---------       ---------
                                                            $ 119,333       $  63,701
                                                            =========       =========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Revenues from collaborative agreements           $      1,750       $      1,250       $      3,000       $      2,744
License fees and royalties                                 26                 96                 47                 97
                                                 ------------       ------------       ------------       ------------
    Total revenues                                      1,776              1,346              3,047              2,841
Operating expenses:
  Research and development                              5,777              4,519             11,589              8,945
  Acquired research technology                             --             23,403                 --             23,403
  General and administrative                            2,562              1,420              6,986              2,362
                                                 ------------       ------------       ------------       ------------
    Total operating expenses                            8,339             29,342             18,575             34,710
                                                 ------------       ------------       ------------       ------------
Loss from operations                                   (6,563)           (27,996)           (15,528)           (31,869)
Interest and other income                               1,464                976              2,298              1,653
Interest and other expense                            (11,399)              (980)           (11,752)            (1,127)
                                                 ------------       ------------       ------------       ------------
Net loss                                         $    (16,498)           (28,000)      $    (24,982)      $    (31,343)
Accretion of redemption value of redeemable
   convertible preferred stock                             --                (22)                --                (73)
                                                 ------------       ------------       ------------       ------------
Net loss applicable to common stockholders       $    (16,498)      $    (28,022)      $    (24,982)      $    (31,416)
                                                 ============       ============       ============       ============
Basic and diluted net loss per share             $      (0.77)      $      (1.87)      $      (1.24)      $      (2.19)
                                                 ============       ============       ============       ============
Weighted  average shares used in computing
basic and diluted net loss per share               21,460,853         14,965,549         20,084,979         14,314,748
                                                 ============       ============       ============       ============


                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Cash flows from operating activities:
  Net loss                                                        $(24,982)      $(31,343)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     741            641
     Interest on convertible debentures                             11,237            618
     Issuance of common and preferred stock in exchange
       for services rendered                                         3,021            443
     Accretion of interest on research funding obligation              245             --
     Deferred compensation                                             257            265
  Changes in assets and liabilities:
     Other current and noncurrent assets                             1,894           (281)
     Other current and noncurrent liabilities                        1,616          2,128
     Translation adjustment                                           (108)            --
                                                                  --------       --------
Net cash used in operating activities                               (6,079)       (27,529)
Cash flows from investing activities:
  Capital expenditures                                                (409)        (2,063)
  Purchases of securities available-for-sale                       (21,744)       (12,948)
  Proceeds from sales/calls of securities available-for-sale        15,526          2,004
  Proceeds from maturities of securities available-for-sale         14,980         15,112
  Issuance of common stock in acquisition for purchased                 --         24,731
    research
  Accrued research funding payments                                   (691)          (946)
                                                                  --------       --------
Net cash provided by investing activities                            7,662         25,890
Cash flows from financing activities:
  Proceeds from equipment loans                                        201          1,430
  Payments of obligations under capital leases and equipment          (617)          (667)
    loans
  Redemption of preferred stock                                         --         (3,683)
  Proceeds from issuance of common and preferred stock, net         40,363            118
  Proceeds from issuance of debentures                              25,000          7,500
                                                                  --------       --------
Net cash provided by financing activities                           64,947          4,698
                                                                  --------       --------
Net increase in cash and cash equivalents                           66,530          3,059
Cash and cash equivalents at the beginning of the period .           7,835         16,360
                                                                  --------       --------
Cash and cash equivalents at the end of the period                $ 74,365       $ 19,419
                                                                  ========       ========

                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying condensed consolidated unaudited balance sheet as of June 30, 2000 and condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

NET LOSS PER SHARE

        Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,327,274 and 1,412,565 shares for 2000 and 1999, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value).

COMPREHENSIVE LOSS

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding losses on our available-for-sale securities of $20,000, which were reported separately in stockholders' equity, and cumulative translation adjustments of $65,000 are included in accumulated other comprehensive income
(loss). Comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 has been reflected in the consolidated statement of stockholders' equity.

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

2.      CASH EQUIVALENTS AND INVESTMENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of June 30, 2000, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 18 months.

3.      CONVERTIBLE DEBENTURES

        SERIES D DEBENTURES AND WARRANTS

        On June 29, 2000, the Company sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. The debentures convert at the Company's option when the Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Common Stock is exercisable at $37.43 per share at the option of the holder until December 29, 2001. The value of the warrant of $10.5 million was determined using Black-Scholes and was recorded as a charge to interest expense and a credit to additional paid-in-capital.

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

5.      CONSOLIDATED STATEMENT OF CASH FLOW DATA

                                                                  SIX MONTHS     SIX MONTHS
(IN THOUSANDS)                                                       ENDED          ENDED
                                                                 JUNE 30, 2000  JUNE 30, 1999
                                                                 -------------  -------------
Supplementary investing and financing activities
Common stock issued for services .............................      $  1,921       $     --
Common stock issued under purchase plan ......................      $    163       $    105
Notes receivable from stockholders ...........................      $    (36)      $    (10)
Accretion of premium on convertible preferred stock ..........      $     --       $     73
Valuation of warrants issued with convertible debentures .....      $     --       $    719
Accrued research funding commitment ..........................      $     --       $ 17,187
Conversion of convertible debentures, net ....................      $  9,076       $  4,138
Net unrealized gain (loss) on  available-for-sale securities..      $    (93)      $   (177)

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

        Since inception, substantially all of our revenues have been generated from license and research agreements with collaborators. In addition, we receive license payments and royalties from license and marketing agreements with various diagnostic and research tool product companies. We recognize revenue from the license and research agreements with partners as the related research and development costs are incurred under the licensing agreements.

        In June 2000, we sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. We can convert the debentures at any time if our Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Common Stock is exercisable at $37.43 per share at the option of the holder until December 29, 2001.

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

RESULTS OF OPERATIONS

REVENUES

        We recognized revenues from collaborative agreements of $1.8 million and $3.0 million for the three and six months ended June 30, 2000, compared to $1.3 million and $2.7 million for the comparable periods in 1999. Revenues in 2000 and 1999 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Increase in revenues from collaborative agreements is primarily a result of renewed commitments from Pharmacia and Kyowa Hakko in January 2000. As a result of the extensions of our agreements with these parties, these agreements provide for additional funding from Kyowa Hakko and Pharmacia.

        We receive license payments and royalties from license and marketing agreements with various diagnostic collaborators. We received royalties of $26,000 and $47,000 for the three and six months ended June 30, 2000, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market, compared to $96,000 and $97,000 for the comparable periods in 1999. We did not receive any license fees for the six months ended June 30, 2000 or for the comparable period in 1999.

RESEARCH AND DEVELOPMENT EXPENSES AND ACQUIRED RESEARCH EXPENSES

        Research and development expenses were $5.8 million and $11.6 million for the three and six months ended June 30, 2000, compared to $4.5 million and $8.9 million for the comparable periods in 1999. The increase in research and development expenses for the six month period in 2000 compared to the six month period in 1999 was primarily the result of amortization of the research obligation to the Roslin Institute of $1.4 million, increased scientific supplies of $500,000, increased personnel related costs of $350,000, increased patent costs of $250,000 and additional research expenditures of $200,000 at Geron Bio-Med. We expect research and development expenses to increase significantly in the future as a result of continued development of our therapeutic and diagnostic programs.

        Acquired research expenses were the result of the acquisition of Roslin Bio-Med in May 1999. We used the purchase method of accounting for the acquisition. We allocated the purchase price among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset and is currently being amortized over six years. During 2000, payments totaling $1.4 million have been made to the Roslin Institute under the research funding obligation. In addition, $245,000 of imputed interest was accreted to the value of the research funding obligation and recognized as interest expense. The total purchase price of $44.4 million also included acquisition costs of $2.9 million.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $2.6 million and $7.0 million for the three and six months ended June 30, 2000, compared to $1.4 million and $2.4 million for the comparable periods in 1999. The increase in general and administrative expenses for the six month period in 2000 compared to the six month period in 1999 was primarily the result of increased business consulting costs of $3.7 million, increased personnel related costs of $380,000, increased accounting and legal costs of $290,000 and increased public and investor relations costs of $230,000 for the company's new website and annual report.

INTEREST AND OTHER INCOME

        Interest income was $1.2 million and $2.0 million for the three and six months ended June 30, 2000, compared to $527,000 and $1.1 million for the comparable periods in 1999. The increase in interest income for 2000 compared to 1999 was primarily the result of higher cash balances in 2000 than 1999 as a result of receiving proceeds from the exercise of warrants, the sale of common stock to a private investor and the sale of convertible debentures. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $156,000 and $196,000 in research payments under government grants for the three and six months ended June 30,

2000, compared to $447,000 and $568,000 for the comparable periods in 1999. We expect income from government grants to decrease in the future.

INTEREST AND OTHER EXPENSE

        Interest and other expense was $11.4 million and $11.8 million for the three and six months ended June 30, 2000, compared to $980,000 and $1.1 million for the comparable periods in 1999. The increase in interest and other expense for 2000 compared to 1999 was primarily the result of recognizing the value of the warrants issued with the series D convertible debentures. We recorded the warrant value of $10.5 million as a charge to interest expense and an increase to additional-paid-in capital

NET LOSS

        Net loss was $16.5 million and $25.0 million for the three and six months ended June 30, 2000, compared to $28.0 million and $31.4 million for the comparable periods in 1999. The decrease in net loss for 2000 compared to 1999 was primarily the result of the charge for acquired research technology incurred in 1999 offset partially by increased operating and interest expenses in 2000. Excluding the effect of interest expense in the current periods, we expect net loss to increase in the future from the current levels as a result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at June 30, 2000 were $100.8 million compared to $42.9 million at December 31, 1999. The increase in cash, cash equivalents and investments in 2000 was the result of proceeds received from the exercise of warrants, the sale of common stock to a private investor and the sale of convertible debentures. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

        Net cash used in operations was $6.1 million for the six months ended June 30, 2000 compared to $27.5 million for the comparable period in 1999. The decrease was primarily due to the exclusion of Roslin Bio-Med acquisition costs in 1999. We expect net cash used in operations to increase as a result of increased research and development expenditures.

        Through June 30, 2000, we have invested approximately $10.1 million in property and equipment, of which approximately $7.6 million was financed through equipment financing. For the six months ended June 30, 2000, additions of equipment and leasehold improvements totaled approximately $409,000, most of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing arrangements are expected to total $1.2 million, $895,000, $772,000, $182,000 and $2,000 in 2000, 2001, 2002, 2003
and 2004, respectively. As of June 30, 2000, we had approximately $850,000 available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expired on July 31, 2000. We intend to renew the commitment for new equipment financing arrangements in 2000 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

        We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $3.1 million and $2.5 million in 2000 and 2001, respectively. As of June 30, 2000, we have made payments of approximately $2.1 million to academic and research institutions.

        In June 2000, we sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. We can convert the debentures at any time our Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Common Stock is exercisable at $37.43 per share at the option of the holder until December 29, 2001.

        We estimate that our existing capital resources, payments expected to be made under the Kyowa Hakko and Pharmacia collaborative agreements, interest income and equipment financing will be sufficient to fund our current level of operations through December 2002. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

        We have incurred net operating losses every year since our operations began in 1990. As of June 30, 2000, our accumulated deficit was approximately $129.0 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. The agreements provide that through 2001, Kyowa Hakko and Pharmacia will provide additional funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

        We may never receive material revenues from product sales or if we do receive revenues, such revenues may not be sufficient to continue or expand our research activities and otherwise sustain our operations.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

        We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, payments under the Kyowa Hakko and Pharmacia collaborative agreements, interest income and equipment financing arrangements will be sufficient to fund our current level of operations through December 2002, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:



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

        Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard, patents may not issue from any of our patent applications or our existing patents may be found to be invalid by a court. In addition, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to our technologies and we may have to obtain licenses to use these technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop alternative technology, and we may not be successful in this regard. If we cannot acquire or develop the necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one or more of our competitors could acquire or license the necessary technology. Any of these events could materially harm our business.

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

        We rely extensively on trade secrets to protect our proprietary technology, especially in circumstances in which patent protection is not believed to be appropriate or obtainable. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

SOME OF OUR PATENTS AND PATENT APPLICATIONS RELATING TO TELOMERASE MAY BE SUBJECT TO CHALLENGE AND THE UNITED STATES PATENT AND TRADEMARK OFFICE HAVE SUSPENDED PROSECUTION OF TWO OF OUR PATENT APPLICATIONS. THESE MATTERS COULD JEOPARDIZE OUR ABILITY TO COMMERCIALIZE TELOMERASE PRODUCTS

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

        -    reimbursement policies of government and third party-payors.

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

OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE

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

        Historically, our stock price has been extremely volatile. Between January 1998 and June 30, 2000, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

        Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of June 29, 2000, we had approximately 21,504,845 shares of common stock outstanding. Of these shares, approximately 10,284,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,423,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 861,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

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

        Interest Rate Sensitivity. The fair value of our available for sale securities at June 30, 2000 was $98.6 million. These investments include $72.5 million of cash and cash equivalents which are due in less than 90 days, $999,000 of short-term investments which are due in less than one year and $25.4 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

        Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currencies. For the six months ended June 30, 2000, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute over the next five years are stated in British pounds sterling. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2000, we did not engage in foreign currency hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In June 2000, we sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Common Stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. We can convert the debentures at any time our Common Stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 2003. The warrant to purchase 834,836 shares of Common Stock is exercisable at $37.43 per share at the option of the holder until December 29, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2000 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 26, 2000, at 9:00 a.m. local time at the Company headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 16,356,215 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

        (a) As listed below, all of the nominees for Class I Directors were elected at the meeting:

                                            NO. OF COMMON           NO. OF COMMON
          NAME OF NOMINEE                  VOTES IN FAVOR         VOTES ABSTAINING
          ---------------                  --------------         ----------------
          Gary L. Neil, Ph.D.               16,038,856                317,359
          Thomas B. Okarma, Ph.D., M.D.     16,038,856                317,359
          John P. Walker                    16,038,856                317,359

        (b) The approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 35,000,000 shares to 50,000,000 shares. There were 15,451,398 shares of Common Stock voting in favor, 861,400 shares of Common Stock voting against and 43,417 shares of Common Stock abstaining.

        (c) The approval of an amendment to the Company's 1992 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such Plan by 500,000 shares. There were 14,840,209 shares of Common Stock voting in favor, 1,453,419 shares of Common Stock voting against and 62,587 shares of Common Stock abstaining.

        (d) The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. There were 16,285,611 shares of Common Stock voting in favor, 38,612 shares of Common Stock voting against and 31,992 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        27.1          Financial Data Schedule

(b) REPORTS ON FORM 8-K

        (i) The Company filed a report on Form 8-K dated July 6, 2000 reporting the sale of convertible debentures to an institutional investor.







                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GERON CORPORATION

                                       By: /s/ DAVID L. GREENWOOD
                                       ------------------------------------
                                           David L. Greenwood
                                           Senior Vice President and
                                           Chief Financial Officer
                                          (Duly Authorized Signatory)

Date: August 14, 2000

                                  EXHIBIT INDEX

   EXHIBIT NO.       DESCRIPTION
   -----------       -----------
       27.1          Financial Data Schedule