Form 10-Q
period 2000-09-30
GERON CORPORATION
filed 2000-11-09
CIK 886744

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

Class: Common Stock $0.001 par value            Outstanding at November 6, 2000:
                                                         21,727,049 shares

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1:      Condensed Consolidated Financial Statements.................................................     3

             Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........     3

             Condensed Consolidated Statements of Operations for the three and nine months
             ended September 30, 2000 and 1999...........................................................     4

             Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999.................................................................     5

             Notes to Condensed Consolidated Financial Statements........................................     6

 Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8

 Item 3:     Quantitative and Qualitative Disclosures About Market Risk..................................    23

                                          PART II. OTHER INFORMATION

 Item 1:     Legal Proceedings............................................................................   24

 Item 2:     Changes In Securities and Use of Proceeds....................................................   24

 Item 3:     Defaults upon Senior Securities..............................................................   24

 Item 4:     Submission of Matters to a Vote of Security Holders..........................................   24

 Item 5:     Other Information............................................................................   24

 Item 6:     Exhibits and Reports on Form 8-K.............................................................   24

SIGNATURES.............................................................................................      24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2000                1999
                                                                                 -------------       -------------
                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $      54,251       $       7,835
  Short-term investments                                                                 1,000              31,452
  Interest and other receivables                                                         2,083                 743
  Other current assets                                                                     366                 399
                                                                                 -------------       -------------
          Total current assets                                                          57,700              40,429
Long-term investments                                                                   40,510               3,636
Property and equipment, net                                                              3,280               3,783
Deposits and other assets                                                                  587                 576
Intangibles                                                                             13,129              15,277
                                                                                 -------------       -------------
                                                                                 $     115,206       $      63,701
                                                                                 =============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $       1,068       $       1,321
  Accrued liabilities                                                                    2,954               2,723
  Current portion of capital lease
    obligations and equipment loans                                                      1,004               1,183
  Current portion of accrued
    research funding commitment                                                          3,126               2,721
  Deferred revenue                                                                       1,000                  --
                                                                                 -------------       -------------
          Total current liabilities                                                      9,152               7,948
Noncurrent portion of capital lease
    obligations and equipment loans                                                      1,246               1,787
Accrued research funding commitment                                                     10,968              12,413
Convertible debentures                                                                  31,375              15,327
Commitments
Stockholders' equity:
Common stock                                                                                22                  17
Additional paid-in-capital                                                             196,788             131,183
Notes receivable from stockholders                                                         (37)                (70)
Deferred compensation                                                                     (487)               (853)
Accumulated deficit                                                                   (133,878)           (103,969)
Accumulated other comprehensive (loss)/income                                               57                 (82)
                                                                                 -------------       -------------
          Total stockholders' equity                                                    62,465              26,226
                                                                                 -------------       -------------
                                                                                 $     115,206       $      63,701
                                                                                 =============       =============

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Revenues from collaborative agreements           $      1,750       $      1,250       $      4,750       $      3,994
Royalties                                                  46                 26                 93                123
                                                 ------------       ------------       ------------       ------------
    Total revenues                                      1,796              1,276              4,843              4,117
Operating expenses:
  Research and development                              6,750              7,028             18,338             15,973
  Acquired research technology                             --                 --                 --             23,403
  General and administrative                            1,390              1,210              8,376              3,572
                                                 ------------       ------------       ------------       ------------
    Total operating expenses                            8,140              8,238             26,714             42,948
                                                 ------------       ------------       ------------       ------------
Loss from operations                                   (6,344)            (6,962)           (21,871)           (38,831)
Interest and other income                               1,685                782              3,983              2,435
Interest and other expense                               (269)              (760)           (12,021)            (1,887)
                                                 ------------       ------------       ------------       ------------
Net loss                                         $     (4,928)            (6,940)      $    (29,909)      $    (38,283)
Accretion of redemption value of redeemable
   convertible preferred stock                             --                 --                 --                (73)
                                                 ------------       ------------       ------------       ------------
Net loss applicable to common stockholders       $     (4,928)      $     (6,940)      $    (29,909)      $    (38,356)
                                                 ============       ============       ============       ============
Basic and diluted net loss per share             $      (0.23)      $      (0.42)      $      (1.45)      $      (2.55)
                                                 ============       ============       ============       ============
Weighted  average shares used in computing
   basic and diluted net loss per share            21,586,722         16,499,403         20,585,395         15,043,967
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

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Cash flows from operating activities:
  Net loss                                                        $(29,909)      $(38,283)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                   1,094          1,038
     Interest on convertible debentures                             11,268          1,131
     Issuance of common and preferred stock in exchange
       for services rendered                                         3,919          1,392
     Issuance of common stock in acquisition for purchased
       research                                                         --         24,838
     Accretion of interest on research funding obligation              368             --
     Deferred compensation                                             366            398
  Changes in assets and liabilities:
     Other current and noncurrent assets                               830          1,066
     Other current and noncurrent liabilities                        1,874            562
     Translation adjustment                                           (139)           207
                                                                  --------       --------
Net cash used in operating activities                              (10,329)        (7,651)
Cash flows from investing activities:
  Capital expenditures                                                (551)        (2,487)
  Purchases of securities available-for-sale                       (37,205)       (12,864)
  Proceeds from sales/calls of securities available-for-sale        15,526          2,004
  Proceeds from maturities of securities available-for-sale         15,480         16,111
  Accrued research funding payments                                 (1,393)        (1,538)
                                                                  --------       --------
Net cash (used in) provided by investing activities                 (8,143)         1,226
Cash flows from financing activities:
  Proceeds from equipment loans                                        201          1,907
  Payments of obligations under capital leases and equipment          (921)          (963)
    loans
  Redemption of preferred stock                                         --         (3,683)
  Proceeds from issuance of common and preferred stock, net         40,608            598
  Proceeds from issuance of debentures                              25,000         20,000
                                                                  --------       --------
Net cash provided by financing activities                           64,888         17,859
                                                                  --------       --------
Net increase in cash and cash equivalents                           46,416         11,434
Cash and cash equivalents at the beginning of the period             7,835         16,360
                                                                  --------       --------
Cash and cash equivalents at the end of the period                $ 54,251       $ 27,794
                                                                  ========       ========

                             See accompanying notes.

                                GERON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited balance sheet as of September 30, 2000 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

NET LOSS PER SHARE

    Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,148,481 and 1,334,937 shares for 2000 and 1999, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value).

COMPREHENSIVE LOSS

    Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains on our available-for-sale securities of $109,000, which were reported separately in stockholders' equity, and cumulative translation adjustments of $52,000 are included in accumulated other comprehensive income (loss).

REVENUE RECOGNITION

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which is effective no later than the fourth fiscal quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. The Company has not completed its assessment of the impact of SAB 101, but does not expect that the implementation of SAB 101 will have a material effect.

2. CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of September 30, 2000, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 19 months.

3.  EQUITY LINE

    In September 2000, the Company entered into an agreement with an institutional investor for an equity financing facility covering the sale of up to $50.0 million of the Company's common stock over 24 months. The shares will be sold at the Company's discretion at a discount to the then current market price of the Company's common stock on the day of sale. The Company controls the amount and timing of each sale of stock. As of September 30, 2000, no common stock has been issued under this equity line financing facility.

4. CONSOLIDATED STATEMENT OF CASH FLOW DATA


                                                                      NINE MONTHS          NINE MONTHS
                                                                         ENDED                ENDED
(IN THOUSANDS)                                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                   ------------------   ------------------
Supplementary investing and financing activities
Common stock issued for services...............................       $      733            $        --
Common stock issued under purchase plan........................       $      163            $       105
Notes receivable from stockholders.............................       $       33            $       (59)
Accretion of premium on convertible preferred stock............       $       --            $        73
Valuation of warrants issued with convertible debentures.......       $       --            $       719
Accrued research funding commitment............................       $       --            $    17,187
Conversion of convertible debentures, net......................       $    9,076            $     6,555
Net unrealized gain (loss) on  available-for-sale securities...       $      223            $      (149)


5.  SUBSEQUENT EVENTS

    In October 2000, the Company sold $2.5 million of common stock under the equity line financing facility. The financing was made pursuant to an effective shelf registration previously filed with the Securities and Exchange Commission in April 2000.

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

    In September 2000, the Company entered into an agreement with an institutional investor for an equity financing facility covering the sale of up to $50.0 million of the Company's common stock over 24 months. The shares will be sold at the Company's discretion at a discount to the then current market price of the Company's common stock on the day of sale. The Company controls the amount and timing of each sale of stock.

    In October 2000, the Company sold $2.5 million of common stock under the equity line financing facility. The financing was made pursuant to an effective shelf registration previously filed with the Securities and Exchange Commission in April 2000.

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

RESULTS OF OPERATIONS

REVENUES

    We recognized revenues from collaborative agreements of $1.8 million and $4.8 million for the three and nine months ended September 30, 2000, compared to $1.3 million and $4.0 million for the comparable periods in 1999. Revenues in 2000 and 1999 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Increase in revenues from collaborative agreements is primarily a result of renewed commitments from Pharmacia and Kyowa Hakko in January 2000. As a result of the extensions of our agreements with these parties, these agreements provide for additional funding from Kyowa Hakko and Pharmacia.

    We receive royalties from license and marketing agreements with various diagnostic and research tool collaborators. We received royalties of $46,000 and $93,000 for the three and nine months ended September 30, 2000, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market and from Clontech from the sale of telomerase-immortalized cell lines, compared to $26,000 and $123,000 for the comparable periods in 1999.

RESEARCH AND DEVELOPMENT EXPENSES AND ACQUIRED RESEARCH EXPENSES

    Research and development expenses were $6.8 million and $18.3 million for the three and nine months ended September 30, 2000, compared to $7.0 million and $16.0 million for the comparable periods in 1999. The increase in research and development expenses for the nine month period in 2000 compared to the nine month period in 1999 was primarily the result of amortization of the research obligation to the Roslin Institute of $1.4 million and increased license fees of $840,000. We expect research and development expenses to increase in the future as a result of continued development of our therapeutic and diagnostic programs.

    Acquired research expenses were the result of the acquisition of Roslin Bio-Med in May 1999. We used the purchase method of accounting for the acquisition. We allocated the purchase price among the acquired basic research in the form of a license for the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. The value of the nuclear transfer technology of $23.4 million has been reflected as acquired research expense and the value of the research agreement of $17.2 million has been capitalized as an intangible asset and is currently being amortized over six years. The total purchase price of $44.4 million also included acquisition costs of $2.9 million. During 2000, payments totaling $1.4 million have been made to the Roslin Institute under the research funding obligation. In addition, $368,000 of imputed interest was accreted to the value of the research funding obligation and recognized as interest expense.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $1.4 million and $8.4 million for the three and nine months ended September 30, 2000, compared to $1.2 million and $3.6 million for the comparable periods in 1999. The increase in general and administrative expenses for the nine month period in 2000 compared to the nine month period in 1999 was primarily the result of increased business consulting costs of $3.8 million, increased personnel related costs of $250,000, increased accounting and legal costs of $330,000 and increased public and investor relations costs of $240,000 for the company's new website and annual report.

INTEREST AND OTHER INCOME

    Interest income was $1.7 million and $3.8 million for the three and nine months ended September 30, 2000, compared to $506,000 and $1.6 million for the comparable periods in 1999. The increase in interest income for 2000 compared to 1999 was primarily the result of higher cash balances in 2000 than 1999 as a result of receiving proceeds from the exercise of warrants, the sale of common stock to a private investor and the sale of convertible debentures. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We received none and $196,000 in research payments under government grants for the three and nine months ended September 30, 2000, compared to $276,000 and $846,000 for the comparable periods in 1999. We expect income from government grants to decrease in the future.

INTEREST AND OTHER EXPENSE

    Interest and other expense was $269,000 and $12.0 million for the three and nine months ended September 30, 2000, compared to $760,000 and $1.9 million for the comparable periods in 1999. The increase in interest and other expense for the nine month period in 2000 compared to the nine month period in 1999 was primarily the result of recognizing the value of the warrants issued with the series D convertible debentures. We recorded the warrant value of $10.5 million as a charge to interest expense and an increase to additional-paid-in capital

NET LOSS

    Net loss was $4.9 million and $29.9 million for the three and nine months ended September 30, 2000, compared to $6.9 million and $38.4 million for the comparable periods in 1999. The decrease in net loss for 2000 compared to 1999 was primarily the result of the charge for acquired research technology incurred in 1999 offset partially by increased operating and interest expenses in 2000. Excluding the effect of interest expense in the current periods, we expect net loss to increase in the future from the current levels as a result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investments at September 30, 2000 were $95.8 million compared to $42.9 million at December 31, 1999. The increase in cash, cash equivalents and investments in 2000 was the result of proceeds received from the exercise of warrants, the sale of common stock to a private investor and the sale of convertible debentures. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

    Net cash used in operations was $10.3 million for the nine months ended September 30, 2000 compared to $7.7 million for the comparable period in 1999. The increase was primarily due to an overall increase in operating expenses in 2000. We expect net cash used in operations to increase in the future as a result of increased research and development expenditures.

    Through September 30, 2000, we have invested approximately $10.3 million in property and equipment, of which approximately $7.6 million was financed through equipment financing. For the nine months ended September 30, 2000, additions of equipment and leasehold improvements totaled approximately $551,000, half of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing arrangements are expected to total $1.2 million, $895,000, $772,000, $182,000 and $2,000 in 2000, 2001, 2002, 2003
and 2004, respectively. As of September 30, 2000, we had approximately $1.0 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on September 30, 2001. We intend to renew the commitment for new equipment financing arrangements in 2001 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

    We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $3.7 million and $2.7 million in 2000 and 2001, respectively. As of September 30, 2000, we have made payments of approximately $2.6 million to academic and research institutions.

    In September 2000, the Company entered into an agreement with an institutional investor for an equity financing facility covering the sale of up to $50.0 million of the Company's common stock over 24 months. The shares will be sold at the Company's discretion at a discount to the then current market price of the Company's common stock on the day of sale. The Company controls the amount and timing of each sale of stock.

    In October 2000, the Company sold $2.5 million of common stock under the equity line financing facility. The financing was made pursuant to an effective shelf registration previously filed with the Securities and Exchange Commission in April 2000.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

    We have incurred net operating losses every year since our operations began in 1990. As of September 30, 2000, our accumulated deficit was approximately $133.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. The agreements provide that through 2001, Kyowa Hakko and Pharmacia will provide additional funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

    Historically, our stock price has been extremely volatile. Between January 1998 and September 30, 2000, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

    Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of September 30, 2000, we had approximately 21,635,347 shares of common stock outstanding. Of these shares, approximately 10,284,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,423,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 861,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

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

    Interest Rate Sensitivity. The fair value of our available for sale securities at September 30, 2000 was $94.5 million. These investments include $53.0 million of cash equivalents which are due in less than 90 days, $1.0 million of short-term investments which are due in less than one year and $40.5 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

    Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currencies. For the nine months ended September 30, 2000, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute over the next five years are stated in British pounds sterling. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2000, we did not engage in foreign currency hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27.1          Financial Data Schedule

(b) REPORTS ON FORM 8-K

    (i) The Company filed a report on Form 8-K dated September 26, 2000 announcing that it had entered into a common stock purchase agreement for the sale of up to an aggregate of $50.0 million of the Company's Common Stock.


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

Date:  November 8, 2000

                                  EXHIBIT INDEX

    EXHIBIT NO.       DESCRIPTION
    -----------       -----------
     27.1             Financial Data Schedule