Form 10-Q
period 2001-03-31
GERON CORPORATION
filed 2001-05-11
CIK 886744

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

                       FOR THE PERIOD ENDED MARCH 31, 2001

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

 Class: Common Stock $0.001 par value           Outstanding at May 4, 2001:
                                                     21,801,771 shares

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

 Item 1:  Consolidated Financial Statements............................................     3

          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,       3
            2000.......................................................................

          Condensed Consolidated Statements of Operations for the three months ended        4
            March 31, 2001 and 2000....................................................

          Condensed Consolidated Statements of Cash Flows for the three months ended        5
            March 31, 2001 and 2000....................................................

          Notes to Consolidated Financial Statements...................................     6

 Item 2:  Management's Discussion and Analysis of Financial Condition and Results of        8
            Operations.................................................................

 Item 3:  Quantitative and Qualitative Disclosures About Market Risk...................    21

                           PART II. OTHER INFORMATION

 Item 1:  Legal Proceedings............................................................    22

 Item 2:  Changes In Securities and Use of Proceeds....................................    22

 Item 3:  Defaults upon Senior Securities..............................................    22

 Item 4:  Submission of Matters to a Vote of Security Holders..........................    22

 Item 5:  Other Information............................................................    22

 Item 6:  Exhibits and Reports on Form 8-K.............................................    22

SIGNATURES............................................................................     23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      MARCH 31,      DECEMBER 31,
                                                                         2001            2000
                                                                      ---------       ---------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................      $  22,207       $  29,985
  Short-term investments .......................................         42,307           3,040
  Interest and other receivables ...............................          1,462           1,156
  Other current assets .........................................            266             414
                                                                      ---------       ---------
          Total current assets .................................         66,242          34,595
Long-term investments ..........................................         25,199          62,760
Property and equipment, net ....................................          3,842           3,681
Deposits and other assets ......................................            785             581
Intangibles ....................................................         11,697          12,413
                                                                      ---------       ---------
                                                                      $ 107,765       $ 114,030
                                                                      =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................      $   1,076       $   1,459
  Accrued liabilities ..........................................          1,835           1,874
  Current portion of capital lease obligations and equipment
     loans .....................................................            895             923
  Current portion of accrued research funding commitment .......          3,502           3,869
                                                                      ---------       ---------
          Total current liabilities ............................          7,308           8,125
Noncurrent portion of capital lease obligations and equipment
     loans .....................................................            813           1,030
Accrued research funding commitment ............................          9,283           9,551
Convertible debentures .........................................         31,437          31,406
Commitments
Stockholders' equity:
  Common stock .................................................             22              22
  Additional paid-in-capital ...................................        216,500         214,012
  Deferred compensation ........................................           (415)           (475)
  Accumulated deficit ..........................................       (157,238)       (149,802)
  Accumulated other comprehensive income .......................             55             161
                                                                      ---------       ---------
          Total stockholders' equity ...........................         58,924          63,918
                                                                      ---------       ---------
                                                                      $ 107,765       $ 114,030
                                                                      =========       =========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                                   2000
                                                                 2001           AS RESTATED
                                                             ------------       ------------
Revenues from collaborative agreements ................      $      1,750       $      1,250
License fees and royalties ............................                47                 21
                                                             ------------       ------------
    Total revenues ....................................             1,797              1,271
Operating expenses:
  Research and development ............................             6,712              5,812
  General and administrative ..........................             3,915              4,424
                                                             ------------       ------------
    Total operating expenses ..........................            10,627             10,236
                                                             ------------       ------------
Loss from operations ..................................            (8,830)            (8,965)

Interest and other income .............................             1,666                833
Interest and other expense ............................              (272)              (352)
                                                             ------------       ------------

Net loss ..............................................      $     (7,436)      $     (8,484)
                                                             ============       ============

Basic and diluted net loss per share ..................      $      (0.34)      $      (0.45)
                                                             ============       ============
Weighted  average shares used in computing basic and
  diluted net loss per share ..........................        21,782,115         18,709,106
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

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                                            2000
                                                                             2001        AS RESTATED
                                                                           --------      -----------
Cash flows from operating activities:
  Net loss ..........................................................      $ (7,436)      $ (8,484)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..................................           341            376
     Interest for convertible debentures ............................            31             62
     Issuance of common stock in exchange for services rendered .....            --          2,253
     Stock-based compensation .......................................         2,462             --
     Accretion of interest on research funding obligation ...........           123            123
     Deferred compensation ..........................................            60            132
     Loss on investment in unconsolidated subsidiary ................            10             --
  Changes in assets and liabilities:
     Other current and noncurrent assets ............................           354            (24)
     Other current and noncurrent liabilities .......................          (672)         1,531
     Translation adjustment .........................................           (59)           (22)
                                                                           --------       --------
Net cash used in operating activities ...............................        (4,786)        (4,053)
Cash flows from investing activities:
  Capital expenditures ..............................................          (474)          (160)
  Purchases of securities available-for-sale ........................       (20,108)        (9,383)
  Proceeds from sales/calls of securities available-for-sale ........        12,067          7,102
  Proceeds from maturities of securities available-for-sale .........         6,500         12,000
  Accrued research funding payments .................................          (758)          (383)
                                                                           --------       --------
Net cash (used in) provided by investing activities .................        (2,773)         9,176
Cash flows from financing activities:
  Proceeds from equipment loans .....................................            --             79
  Payments of obligations under capital leases and equipment loans ..          (245)          (305)
  Proceeds from issuance of common stock, net .......................            26         39,793
                                                                           --------       --------
Net cash (used in) provided by financing activities .................          (219)        39,567
                                                                           --------       --------
Net (decrease) increase in cash and cash equivalents ................        (7,778)        44,690
Cash and cash equivalents at the beginning of the period ............        29,985          7,835
                                                                           --------       --------
Cash and cash equivalents at the end of the period ..................      $ 22,207       $ 52,525
                                                                           ========       ========

                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated unaudited balance sheet as of March 31, 2001 and condensed consolidated statements of operations for the three month period ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

        The consolidated financial statements include the accounts of Geron Corporation, and its wholly owned subsidiary, Geron Bio-Med Ltd., a company organized under the laws of the United Kingdom. All material intercompany accounts, transactions and expenses have been eliminated in consolidation.

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

Net Loss Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,027,748 and 2,104,315 shares for 2001 and 2000, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding gains on our available-for-sale securities of $144,000, which are included in stockholders' equity, and cumulative translation adjustment of $89,000 are included in accumulated other comprehensive income (loss).

2. CASH EQUIVALENTS AND INVESTMENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of March 31, 2001, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 18 months.

3. CONVERTIBLE DEBENTURES

Series C Debentures and Warrants

        On September 30, 1999, the Company sold $12,500,000 in series C two-percent coupon convertible debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The series C convertible debentures are convertible at the Company's option when the common stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. If unconverted, the debentures have a maturity date of September 30, 2002. The series C warrants to purchase 1,000,000 shares of common stock are exercisable at $12.50 per share and the series C warrants to purchase 100,000 shares of common stock are exercisable at $12.75 per share at the option of the holder through May 2001. In December 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27"). Accordingly, the Company recognized $2,700,000 of additional imputed non-cash interest expense related to series C convertible debentures and warrants.

        In March 2000, series C convertible debentures with a face value of $6,250,000 plus accrued interest were converted into approximately 615,000 shares of Geron common stock at $10.25 per share. In addition, all of the series C warrants were exercised, which resulted in proceeds of $13,750,000 and the issuance of 1,100,000 shares of Geron common stock. As of March 31, 2001, series C convertible debentures with a face value of $6,250,000 and no series C warrants remained outstanding.

Series D Debentures and Warrants

        On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company's common stock and the conversion price of the debentures on the closing date of the financing. The debentures convert at the Company's option when Geron common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Geron common stock is exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in-capital. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,500,000 in imputed non-cash interest expense related to series D convertible debentures and warrants. As of March 31, 2001, all of the series D convertible debentures and series D warrants remained outstanding.

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

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA



(IN THOUSANDS)                                         THREE MONTHS     THREE MONTHS ENDED
                                                           ENDED          MARCH 31, 2000
                                                      MARCH 31, 2001       AS RESTATED
                                                      --------------    -------------------
Supplementary investing and financing activities

Common stock issued for services...................      $     --            $    709
Conversion of convertible debentures, net..........      $     --            $  9,076
Net unrealized gain (loss) on equity investment....      $   (250)           $     --
Net unrealized gain (loss) on available-for-sale         $    165            $    (25)
securities.........................................


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in the section of this Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q.

        The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

        In January 2001, we regained our product rights for telomerase inhibitors from Pharmacia with the termination of the license agreement signed in 1997. Our drug discovery program continues at Geron in conjunction with our Japanese partner, Kyowa Hakko.

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

RESULTS OF OPERATIONS

Revenues

        We recognized revenues from collaborative agreements of $1.8 million for the three months ended March 31, 2001, compared to $1.3 million for the comparable period in 2000. Revenues in 2001 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Revenues in 2000 represented research support payments from our collaborative agreement with Pharmacia. Increased revenues in 2001 were a result of research funding from Kyowa Hakko. We expect revenues from collaborative agreements to decrease in the remainder of 2001 as compared to 2000 as a result of regaining our rights from Pharmacia.

        We receive license payments and royalties from license and marketing agreements with various diagnostic collaborators. We received royalties of $47,000 for the three months ended March 31, 2001, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market and from Clontech from the sale of telomerase-immortalized cell lines, compared to $21,000 for the comparable period in 2000. We did not receive any license fees in the first quarter of 2001 or for the comparable period in 2000.

Research and Development Expenses

        Research and development expenses were $6.7 million for the three months ended March 31, 2001, compared to $5.8 million for the comparable period in 2000. The increase in research and development expenses in the 2001 period compared to the 2000 period was primarily the result of increased scientific personnel expenses of $570,000 and increased scientific supplies of $230,000. We expect research and development expenses to increase in the future as a result of continued development of our therapeutic and diagnostic programs.

General and Administrative Expenses

        General and administrative expenses were $3.9 million for the three months ended March 31, 2001, compared to $4.4 million for the comparable period in 2000. The decrease in general and administrative expenses in the 2001 period compared to the 2000 period was the result of reduced consulting expense of $2.9 million offset by $2.4 million of stock-based compensation related to extending the exercise period of certain options to purchase common stock.

Interest and Other Income

        Interest income was $1.6 million for the three months ended March 31, 2001, compared to $793,000 for the comparable period in 2000. The increase in interest income for 2001 compared to 2000 was primarily the result of higher cash balances in 2001 than 2000. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $79,000 in research payments under government grants for the three months ended March 31, 2001, compared to $40,000 for the comparable period in 2000. We expect income from government grants to decrease in the future.

Interest and Other Expense

        Interest and other expense was $272,000 for the three months ended March 31, 2001, compared to $352,000 for the comparable period in 2000. The decrease in interest and other expense for 2001 compared to 2000 was primarily the result of lower expenses related to convertible debentures in 2001.

Net Loss

        Net loss was $7.4 million for the three months ended March 31, 2001, compared to $8.5 million for the comparable period in 2000. The decrease in net loss for 2001 compared to 2000 was primarily the net result of higher operating expenses with increased revenues from collaborative agreements. We expect net loss to increase in the future as a result of increased operating expenses and reduced revenues from collaborative agreements.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at March 31, 2001 totaled $89.7 million compared to $95.8 million at December 31, 2000. The decrease in cash, cash equivalents and investments in 2001 was the result of cash used for operations. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

        Net cash used in operations was $4.8 million for the three months ended March 31, 2001 compared to $4.1 million for the comparable period in 2000. The increase was primarily a result of increased operating expenses in 2001. We expect net cash used in operations to increase as a result of increased research and development expenditures.

        Through March 31, 2001, we have invested approximately $11.5 million in property and equipment, of which approximately $7.7 million was financed through equipment financing. For the three months ended March 31, 2001, additions of equipment and leasehold improvements totaled approximately $474,000, none of which were financed through equipment financing arrangements. Minimum annual payments due under the equipment financing arrangements are expected to total $923,000, $803,000, $216,000 and $11,000 in 2001, 2002, 2003 and 2004,
respectively. As of March 31, 2001, we had approximately $1.5 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on October 31, 2001. We intend to renew the commitment for new equipment financing arrangements in 2001 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

        We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $4.7 million and $3.4 million in 2001 and 2002, respectively. As of March 31, 2001, we have made payments of approximately $1.1 million to academic and research institutions.

        We estimate that our existing capital resources, interest income and equipment financing will be sufficient to fund our current level of operations through December 31, 2002. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

        We have incurred net operating losses every year since our operations began in 1990. As of March 31, 2001, our accumulated deficit was approximately $157.2 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our rights to telomerase inhibitors from Pharmacia. Kyowa Hakko will provide additional research funding in 2001. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties, the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

        We are unable to estimate at this time the level of revenue to be received from the sale of diagnostic products and telomerase-immortalized cell lines, and do not currently expect to receive significant revenues from the sale of these products. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others to, among other things, manufacture and market therapeutic products.

        We may never receive material revenues from product sales or if we do receive revenues, such revenues may not be sufficient to continue or expand our research activities and otherwise sustain our operations.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN

        We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current level of operations through December 31, 2002, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

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

        We intend to acquire additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, each of which could have a material adverse effect on our business.

OUR INABILITY TO IDENTIFY AN EFFECTIVE INHIBITOR OF TELOMERASE MAY PREVENT US FROM DEVELOPING A VIABLE CANCER TREATMENT PRODUCT, WHICH WOULD ADVERSELY IMPACT OUR FUTURE BUSINESS PROSPECTS

        As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. However, additional development efforts will be required before we select a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. We will have to conduct additional research before we can select a compound, and we may never identify a compound that will enable us to fully develop a commercially viable treatment for cancer.

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

        Negative public reaction to gene therapy in the development of certain of our therapies could result in greater government regulation, stricter clinical trial oversight, restrictive commercial product labeling requirements of gene therapies, and could cause a decrease in the demand for any products that we may develop. The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation and could cause a decrease in the demand for our potential products.

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

        Patent applications filed in the United States prior to November 29, 2000, are maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the publications may reveal in the future that the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or file patent applications for these inventions. As a result, we may not be able to obtain patents from discoveries that we otherwise would consider patentable and that we consider to be significant to our future success.

        Patent prosecution or litigation may also be necessary to obtain patents, enforce any patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We may not be successful in any patent prosecution or litigation. Patent prosecution and litigation in general can be extremely expensive and time consuming, even if the outcome is favorable to us. An adverse outcome in a patent prosecution, litigation or any other proceeding in a court or patent office could weaken our proprietary position, subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology.

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

        In 1999, the United States Patent and Trademark Office suspended prosecution of two of our patent applications relating to cloned human telomerase pending possible declaration of an interference. This event signified that the United States Patent and Trademark Office had determined that at least one other entity had filed a patent application claiming cloned human telomerase or its uses. In an interference, among other things, the United States Patent and Trademark Office seeks to determine who made the claimed invention first; that party typically, although not always, is awarded the patent. The suspensions placed on our applications have now been lifted and prosecution has resumed. This does not mean that the United States Patent and Trademark Office will necessarily issue a patent to us for this subject matter, nor does it preclude the declaration of an interference either before or after such a patent is issued.

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

        Historically, our stock price has been extremely volatile. Between January 1998 and March 31, 2001, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

        Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of March 31, 2001, we had 21,785,441 shares of common stock outstanding. Of these shares, 10,284,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, 9,423,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and 861,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002, upon the expiration of a lockup agreement with us.

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

        Interest Rate Sensitivity. The fair value of our available-for-sale securities at March 31, 2001 was $89.2 million. These investments include $21.7 million of cash equivalents which are due in less than 90 days, $42.3 million of short-term investments which are due in less than one year and $25.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

        Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currencies. For the three months ended March 31, 2001, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next four years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2001, we did not engage in foreign currency hedging activities.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        None


(b)     REPORTS ON FORM 8-K

      (i) The Company filed a report on Form 8-K dated January 31, 2001 announcing the event of regaining telomerase inhibition rights from Pharmacia Corporation.

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

Date: May 11, 2001