Form 10-Q
period 2001-06-30
GERON CORPORATION
filed 2001-08-14
CIK 886744

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

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

     Class: Common Stock $0.001 par value        Outstanding at August 10, 2001:
                                                        21,859,556 shares

================================================================================

                                GERON CORPORATION

                                      INDEX

                                           PART I. FINANCIAL INFORMATION

 Item 1:     Consolidated Financial Statements.............................................................      3

             Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...............      3

             Condensed Consolidated Statements of Operations for the three and six months ended                  4
               June 30, 2001 and 2000......................................................................

             Condensed Consolidated Statements of Cash Flows for the three and six months ended                  5
               June 30, 2001 and 2000......................................................................

             Notes to Consolidated Financial Statements....................................................      6

 Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.........      8

 Item 3:     Quantitative and Qualitative Disclosures About Market Risk....................................     21

                                            PART II. OTHER INFORMATION

 Item 1:     Legal Proceedings.............................................................................     22

 Item 2:     Changes In Securities and Use of Proceeds.....................................................     22

 Item 3:     Defaults upon Senior Securities...............................................................     22

 Item 4:     Submission of Matters to a Vote of Security Holders...........................................     22

 Item 5:     Other Information.............................................................................     22

 Item 6:     Exhibits and Reports on Form 8-K..............................................................     22

SIGNATURES...............................................................................................       23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                               JUNE 30,       DECEMBER 31,
                                                                                2001             2000
                                                                             -----------      ------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents ...........................................       $  23,074        $  29,985
  Short-term investments ..............................................          52,148            3,040
  Interest and other receivables ......................................           1,037            1,156
  Other current assets ................................................             615              414
                                                                              ---------        ---------
          Total current assets ........................................          76,874           34,595
Long-term investments .................................................          10,254           62,760
Property and equipment, net ...........................................           3,797            3,681
Investment in licensees ...............................................             641               --
Deposits and other assets .............................................             731              581
Intangibles ...........................................................          10,980           12,413
                                                                              ---------        ---------
                                                                              $ 103,277        $ 114,030
                                                                              =========        =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................       $     706        $   1,459
  Accrued liabilities .................................................           1,490            1,324
  Deferred revenue ....................................................           2,538              550
  Current portion of capital lease obligations and equipment loans ....             870              923
  Current portion of accrued research funding obligation ..............           3,990            3,869
                                                                              ---------        ---------
          Total current liabilities ...................................           9,594            8,125
Noncurrent portion of capital lease obligations and equipment loans ...             603            1,030
Noncurrent portion of accrued research funding obligation .............           8,131            9,551
Convertible debentures ................................................          31,469           31,406
Commitments
Stockholders' equity:
  Common stock ........................................................              22               22
  Additional paid-in-capital ..........................................         216,952          214,012
  Deferred compensation ...............................................            (355)            (475)
  Accumulated deficit .................................................        (163,319)        (149,802)
  Accumulated other comprehensive income ..............................             180              161
                                                                              ---------        ---------
          Total stockholders' equity ..................................          53,480           63,918
                                                                              ---------        ---------
                                                                              $ 103,277        $ 114,030
                                                                              =========        =========

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                       ---------------------------------       --------------------------------
                                                           2001                2000                2001                2000
                                                       ------------        ------------        ------------        ------------
Revenues from collaborative agreements .........       $        500        $      1,750        $      2,250        $      3,000
License fees and royalties .....................                 85                  26                 132                  47
                                                       ------------        ------------        ------------        ------------
    Total revenues .............................                585               1,776               2,382               3,047
Operating expenses:
  Research and development .....................              6,644               5,777              13,356              11,589
  General and administrative ...................              1,362               2,562               5,277               6,986
                                                       ------------        ------------        ------------        ------------
    Total operating expenses ...................              8,006               8,339              18,633              18,575
                                                       ------------        ------------        ------------        ------------
Loss from operations ...........................             (7,421)             (6,563)            (16,251)            (15,528)
Interest and other income ......................              1,584               1,464               3,250               2,298
Interest and other expense .....................               (244)            (11,399)               (516)            (11,752)
                                                       ------------        ------------        ------------        ------------
Net loss .......................................       $     (6,081)       $    (16,498)       $    (13,517)       $    (24,982)
                                                       ============        ============        ============        ============

Basic and diluted net loss per share ...........       $      (0.28)       $      (0.77)       $      (0.62)       $      (1.24)
                                                       ============        ============        ============        ============
Weighted  average shares used in computing basic
    And diluted net loss per share .............         21,809,085          21,460,853          21,795,600          20,084,979
                                                       ============        ============        ============        ============


                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE  30,
                                                                         ------------------------
                                                                           2001            2000
                                                                         --------        --------
Cash flows from operating activities:
Net loss .........................................................       $(13,517)       $(24,982)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................            713             741
     Interest on convertible debentures ..........................             63          11,237
     Stock-based compensation ....................................          2,576           3,021
     Accretion of interest on research funding obligation ........            245             245
     Deferred compensation .......................................            120             257
     Loss on investment in unconsolidated subsidiary .............              8              --
  Changes in assets and liabilities:
     Other current and noncurrent assets .........................          1,201           1,894
     Other current and noncurrent liabilities ....................            742           1,616
     Translation adjustment ......................................           (136)           (108)
                                                                         --------        --------
Net cash used in operating activities ............................         (7,985)         (6,079)
Cash flows from investing activities:
  Capital expenditures ...........................................           (784)           (409)
  Purchases of securities available-for-sale .....................        (27,379)        (21,744)
  Proceeds from sales/calls of securities available-for-sale .....         14,589          15,526
  Proceeds from maturities of securities available-for-sale ......         16,540          14,980
  Accrued research funding payments ..............................         (1,544)           (691)
                                                                         --------        --------
Net cash provided by investing activities ........................          1,422           7,662
Cash flows from financing activities:
  Proceeds from equipment loans ..................................             --             201
  Payments of obligations under capital leases and equipment
    loans.........................................................           (480)           (617)
  Proceeds from issuance of common and preferred stock, net ......            132          40,363
  Proceeds from issuance of debentures ...........................             --          25,000
                                                                         --------        --------
Net cash (used in) provided by financing activities ..............           (348)         64,947
                                                                         --------        --------
Net (decrease) increase in cash and cash equivalents .............         (6,911)         66,530
Cash and cash equivalents at the beginning of the period .........         29,985           7,835
                                                                         --------        --------
Cash and cash equivalents at the end of the period ...............       $ 23,074        $ 74,365
                                                                         ========        ========


                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying condensed consolidated unaudited balance sheet as of June 30, 2001 and condensed consolidated statements of operations for the three and six month period ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

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

Net Loss Per Share

    Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,775,839 and 2,327,274 shares for 2001 and 2000, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

Comprehensive Income (Loss)

    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding gains on our available-for-sale securities and equity investments in licensees of $367,000, which are included in stockholders' equity, and cumulative translation adjustment of $187,000 are included in accumulated other comprehensive income (loss).

2. CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of June 30, 2001, the Company's investments consisted primarily of corporate notes with maturities ranging from three to 19 months.

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

    In March 2000, series C convertible debentures with a face value of $6,250,000 plus accrued interest were converted into approximately 615,000 shares of Geron common stock at $10.25 per share. In addition, all of the series C warrants were exercised, which resulted in proceeds of $13,750,000 and the issuance of 1,100,000 shares of Geron common stock. As of June 30, 2001, series C convertible debentures with a face value of $6,250,000 and no series C warrants remained outstanding.

Series D Debentures and Warrants

    On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company's common stock and the conversion price of the debentures on the closing date of the financing. The debentures convert at the Company's option when Geron common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Geron common stock is exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in-capital. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,527,000 in imputed non-cash interest expense related to series D convertible debentures and warrants. As of June 30, 2001, all of the series D convertible debentures and series D warrants remained outstanding.

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

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

(IN THOUSANDS)                                                       SIX MONTHS           SIX MONTHS
--------------                                                          ENDED                ENDED
                                                                    JUNE 30, 2001        JUNE 30, 2000
                                                                    -------------        -------------
Supplementary investing and financing activities:
Common stock issued for services............................            $ --                 $1,921
Notes receivable from stockholders..........................            $ --                 $  (36)
Common stock issued under purchase plan.....................            $233                 $  163
Net unrealized gain (loss) on equity investment.............            $908                 $   --
Net unrealized gain (loss) on available-for-sale securities.            $353                 $  (93)
Conversion of convertible debentures, net...................            $ --                 $9,076

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

    We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine, and research tools for drug discovery. Geron's product development programs are based upon three patented core technologies: telomerase, human embryonic stem cells and nuclear transfer.

    Since inception, substantially all of our revenues have been generated from license and research agreements with collaborators. In addition, we receive license payments and royalties from license and marketing agreements with various diagnostic and research tool collaborators and sublicensees of our nuclear transfer technology. We recognize revenue from the license and research agreements with collaborators as the related research and development costs are incurred under the collaborative agreements. We recognize revenue from license payments over the term of the license. We recognize revenue from royalties as received.

    Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under our various collaborative agreements, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. Our collaborator in the field of telomerase inhibition, Kyowa Hakko, has selected a Geron compound (GRN 163) for development as an anti-cancer drug. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

RESULTS OF OPERATIONS

Revenues

    We recognized revenues from collaborative agreements of $500,000 and $2.3 million for the three and six months ended June 30, 2001, compared to $1.8 million and $3.0 million for the comparable periods in 2000. Revenues in 2001 and 2000 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Decreased revenues in 2001 were a result of regaining our rights from Pharmacia in January 2001.

    We receive license payments and royalties from license and marketing agreements with various diagnostic collaborators. We received royalties of $42,000 and $84,000 for the three and six months ended June 30, 2001, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market and from Clontech from the sale of telomerase-immortalized cell lines, compared to $26,000 and $47,000 for the comparable periods in 2000. We also recognized revenues of $43,000 and $48,000 in license fees for the three and six months ended June 30, 2001 from agreements with various companies for our nuclear transfer technology. We recognize revenues from these sublicense agreements over the term of the agreement. No license fee revenue was recognized in 2000 related to these agreements.

Research and Development Expenses

    Research and development expenses were $6.6 million and $13.4 million for the three and six months ended June 30, 2001, compared to $5.8 million and $11.6 million for the comparable period in 2000. The increase in research and development expenses for the six month period in 2001 compared to the six month period in 2000 was primarily the result of increased scientific personnel expenses of $1.3 million and increased sponsored research of $400,000. We expect research and development expenses to increase in the future as a result of continued development of our therapeutic and diagnostic programs.

General and Administrative Expenses

    General and administrative expenses were $1.4 million and $5.3 million for the three and six months ended June 30, 2001, compared to $2.6 million and $7.0 million for the comparable periods in 2000. The decrease in general and administrative expenses in the 2001 periods compared to the 2000 periods was the result of reduced consulting expense of $3.8 million offset by $2.4 million of stock-based compensation related to extending the exercise period of certain options to purchase common stock in 2001.

Interest and Other Income

    Interest income was $1.3 million and $2.9 million for the three and six months ended June 30, 2001, compared to $1.2 million and $2.0 million for the comparable periods in 2000. The increase in interest income for 2001 compared to 2000 was primarily the result of higher cash balances in 2001 than 2000. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $244,000 and $323,000 in research payments under government grants for the three and six months ended June 30, 2001, compared to $156,000 and $196,000 for the comparable periods in 2000. We expect income from government grants to decrease in the future.

Interest and Other Expense

    Interest and other expense was $244,000 and $516,000 for the three and six months ended June 30, 2001, compared to $11.4 million and $11.8 million for the comparable periods in 2000. The decrease in interest and other expense for both the three and six month periods in 2001 compared to 2000 was primarily the result of lower expenses related to convertible debentures in 2001.

Net Loss

    Net loss was $6.1 million and $13.5 million for the three and six months ended June 30, 2001, compared to $16.5 and $25.0 million for the comparable periods in 2000. The decrease in net loss for 2001 compared to 2000 was primarily the net result of higher operating expenses and decreased revenues from collaborative agreements offset by reduced interest expense. We expect net loss to increase in the future as a result of increased operating expenses and reduced revenues from collaborative agreements.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investments at June 30, 2001 totaled $85.5 million compared to $95.8 million at December 31, 2000. The decrease in cash, cash equivalents and investments in 2001 was the result of cash used for operations. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

    Net cash used in operations was $8.0 million for the six months ended June 30, 2001 compared to $6.1 million for the comparable period in 2000. The increase was primarily a result of increased research and development expenses in 2001. We expect net cash used in operations to continue to increase as a result of increased research and development expenditures.

    Through June 30, 2001, we have invested approximately $11.6 million in property and equipment, of which approximately $7.7 million was financed through equipment financing. As of June 30, 2001, we had approximately $1.5 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on October 31, 2001. We intend to renew the commitment for new equipment financing arrangements in 2001 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

    We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $4.4 million and $2.6 million in 2001 and 2002, respectively. As of June 30, 2001, we have made payments of approximately $2.6 million to academic and research institutions.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

    We have incurred net operating losses every year since our operations began in 1990. As of June 30, 2001, our accumulated deficit was approximately $163.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our rights to telomerase inhibitors from Pharmacia. Kyowa Hakko provided additional research funding in 2001. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties, the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

OUR INABILITY TO IDENTIFY A SAFE AND EFFECTIVE INHIBITOR OF TELOMERASE MAY PREVENT US FROM DEVELOPING A VIABLE CANCER TREATMENT PRODUCT, WHICH WOULD ADVERSELY IMPACT OUR FUTURE BUSINESS PROSPECTS

    As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. Kyowa Hakko has selected one of these compounds, GRN 163, as a lead compound for preclinical development and clinical trials as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as a commercially viable treatment for cancer.

    This compound, and other compounds we have identified, may prove to have undesirable and unintended side effects or other characteristics affecting its safety or effectiveness that may prevent or limit its commercial use. In terms of safety, our discoveries may result in cancer treatment solutions that cause unacceptable side effects for the human body. Our discoveries may also not be as effective as is necessary to market a commercially viable product for the treatment of cancer. As a result, telomerase inhibition may need to be used in conjunction with other cancer therapies. Accordingly, it may become extremely difficult for us to proceed with preclinical and clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business prospects would be materially and adversely affected.

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

    Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant ethical debates in both the social and political arenas. We use human embryonic stem cells derived through a process that uses either donated embryos that are no longer needed following a successful in vitro fertilization procedure or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush, however, announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created. A newly created president's council will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally, we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 -- the first mammal cloned from an adult cell in history. Geron acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, all of the techniques we continue to develop for use in agricultural cloning and our nuclear transfer work for organ regeneration are directly applicable to human cloning should some other group in the future decide to pursue this avenue. Negative associations with any or all of these practices could:

    o   harm our ability to establish critical partnerships and collaborations;

    o   prompt government regulation of our technologies;

    o   cause delays in our research and development; and

    o   cause a decrease in the price of our stock.

    Human therapeutic cloning based on nuclear transfer may be useful for the development of our regenerative medicine applications. If human therapeutic cloning is restricted or banned (as it would be under bill H.R. 2505 recently passed by the U.S. House of Representatives), our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be cancelled and our business could be significantly harmed.

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

EVEN IF WE REACH CLINICAL TRIALS WITH ONE OR MORE OF OUR PRODUCTS, THEY MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS

    We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including risks that:

    o clinical trials may not demonstrate the safety and efficacy of our products;

    o completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

    o we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

    o we may not be able to manufacture our drugs economically on a commercial scale;

    o we and our licensees may not be able to successfully market our products;

    o physicians may not prescribe our products, or patients may not accept such products;

    o others may have proprietary rights which prevent us from marketing our products; and

    o   competitors may sell similar, superior or lower-cost products.

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

    Patent prosecution, interference, opposition proceeding or litigation may also be necessary to obtain patents, enforce any patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We may not be successful in any patent prosecution, interference, opposition proceeding or litigation. Patent prosecution and litigation in general can be extremely expensive and time consuming, even if the outcome is favorable to us. An adverse outcome in a patent prosecution or litigation or any other proceeding in a court or patent office could weaken our proprietary position, subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology.

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

    o design and conduct advanced clinical trials in the event that we reach clinical trials;

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

    We rely extensively and have relationships with scientific advisors at academic and other institutions, some of whom conduct research at our request. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these advisors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If our scientific advisors are unable or refuse to contribute to the development of any of our potential discoveries, our ability to generate significant advances in our technologies may be significantly harmed.

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

    o   advertising and promoting;

    o   selling and marketing;

    o   labeling; and

    o   distributing.

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

    Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

    o significantly harm the marketing of any products that we or our collaborators develop;

    o impose costly procedures upon our activities or the activities of our collaborators;

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

    Historically, our stock price has been extremely volatile. Between January 1998 and June 30, 2001, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

    o   depth of the market for the common stock;

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

    Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of June 30, 2001, we had 21,845,750 shares of common stock outstanding. Of these shares, 10,284,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, 9,423,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and 861,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002, upon the expiration of a lockup agreement with us.

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK

    Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this Form 10-Q, the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

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

    Our Board of Directors has adopted a stockholder rights plan, commonly referred to as a "poison pill". This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 15% or more of our outstanding common stock. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue additional shares of common stock, to fix the rights and preferences of, and to issue authorized but undesignated shares of preferred stock.

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

    Interest Rate Sensitivity. The fair value of our available-for-sale securities at June 30, 2001 was $85.2 million. These investments include $22.8 million of cash equivalents which are due in less than 90 days, $52.1 million of short-term investments which are due in less than one year and $10.3 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

    Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three and six months ended June 30, 2001, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next four years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2001, we did not engage in foreign currency hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 13, 2001, Geron received a letter from the Wisconsin Alumni Research Foundation ("WARF") advising Geron that WARF has filed a lawsuit seeking a declaratory judgment against Geron with respect to Geron's option to negotiate certain exclusive rights in addition to those previously licensed from WARF.

    Geron has an exclusive license from WARF for human embryonic stem cell technology to commercialize six cell lineages (hepatocytes, myocytes, neural cells, pancreatic islet cells, hematopoietic cells, and osteoblasts). WARF's complaint does not challenge Geron's exclusive right to these six cell lineages.

    The license also grants Geron an option to negotiate for exclusive licenses to additional cell types. On July 26, 2001, Geron exercised the option with respect to additional cell types. WARF's complaint asks the court to declare that Geron's exercise of the option was not valid.

    WARF's letter invited Geron to meet with WARF representatives to resolve the issues by the lawsuit, which Geron is prepared to do.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2001 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 18, 2001, at 9:00 a.m. local time at the Company's headquarters in Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 15,857,779 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

    (a) As listed below, all of the nominees for Class II Directors were elected at the meeting:

                                                   NO. OF COMMON           NO. OF COMMON         NO. OF COMMON
             NAME OF NOMINEE                      VOTES IN FAVOR         VOTES ABSTAINING        VOTES WITHHELD
             ---------------                      --------------         ----------------        --------------
             Thomas D. Kiley                       15,762,092                 95,687                   0
             Edward V. Fritzky                     15,761,992                 95,787                   0

    (b) The approval of an amendment to the Company's 1992 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such Plan by 750,000 shares. There were 15,267,855 shares of Common Stock voting in favor, 508,690 shares of Common Stock voting against and 81,234 shares of Common Stock abstaining.

    (c) The ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2001. There were 15,762,522 shares of Common Stock voting in favor, 55,200 shares of Common Stock voting against and 40,057 shares of Common Stock abstaining.

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

Date: August 14, 2001