Form 10-Q
period 2001-09-30
GERON CORPORATION
filed 2001-11-05
CIK 886744

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

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Class: Common Stock $0.001 par value            Outstanding at November 5, 2001:
                                                      22,035,530 shares

================================================================================

                                GERON CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1:      Consolidated Financial Statements......................................  3
             Condensed Consolidated Balance Sheets as of September 30,
                  2001 and December 31, 2000........................................  3
             Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2001 and 2000...........  4
             Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2001 and 2000.....................  5
             Notes to Condensed Consolidated Financial Statements...................  6
Item 2:      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................  8
Item 3:      Quantitative and Qualitative Disclosures About Market Risk............. 22

                                 PART II. OTHER INFORMATION

Item 1:      Legal Proceedings...................................................... 23
Item 2:      Changes In Securities and Use of Proceeds.............................. 23
Item 3:      Defaults upon Senior Securities........................................ 23
Item 4:      Submission of Matters to a Vote of Security Holders.................... 23
Item 5:      Other Information...................................................... 23
Item 6:      Exhibits and Reports on Form 8-K....................................... 23
SIGNATURES.......................................................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        2001             2000
                                                                   -------------      ------------
                                                                    (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents .....................................    $  30,667         $  29,985
  Short-term investments ........................................       38,644             3,040
  Interest and other receivables ................................        1,271             1,156
  Other current assets ..........................................          933               414
                                                                     ---------         ---------
          Total current assets ..................................       71,515            34,595
Long-term investments ...........................................       10,227            62,760
Property and equipment, net .....................................        3,728             3,681
Investment in licensees .........................................          608                --
Deposits and other assets .......................................          475               581
Intangibles .....................................................       10,264            12,413
                                                                     ---------         ---------
                                                                     $  96,817         $ 114,030
                                                                     =========         =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................    $     745         $   1,459
  Accrued liabilities ...........................................        2,276             1,324
  Deferred revenue ..............................................        2,020               550
  Current portion of capital lease obligations and equipment
    loans .......................................................          860               923


  Current portion of accrued research funding obligation ........        4,226             3,869
  Convertible debentures ........................................        6,500                --
                                                                     ---------         ---------
          Total current liabilities .............................       16,627             8,125
Noncurrent portion of capital lease obligations and equipment
  loans .........................................................          485             1,030

Noncurrent portion of accrued research funding obligation .......        7,409             9,551
Convertible debentures ..........................................       25,000            31,406
Commitments
Stockholders' equity:
  Common stock ..................................................           22                22
  Additional paid-in-capital ....................................      219,787           214,012
  Deferred compensation .........................................         (270)             (475)
  Accumulated deficit ...........................................     (172,431)         (149,802)
  Accumulated other comprehensive income ........................          188               161
                                                                     ---------         ---------
          Total stockholders' equity ............................       47,296            63,918
                                                                     ---------         ---------
                                                                     $  96,817         $ 114,030
                                                                     =========         =========



                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         ---------------------------------      ---------------------------------
                                                             2001                 2000              2001                 2000
                                                         ------------         ------------      ------------         ------------
Revenues from collaborative agreements ...............   $        515         $      1,750      $      2,765         $      4,750
License fees and royalties ...........................            100                   46               232                   93
                                                         ------------         ------------      ------------         ------------
    Total revenues ...................................            615                1,796             2,997                4,843
Operating expenses:
  Research and development ...........................          9,458                6,750            22,814               18,338
  General and administrative .........................          1,641                1,390             6,918                8,376
                                                         ------------         ------------      ------------         ------------
    Total operating expenses .........................         11,099                8,140            29,732               26,714
                                                         ------------         ------------      ------------         ------------
Loss from operations .................................        (10,484)              (6,344)          (26,735)             (21,871)
Interest and other income ............................          1,616                1,685             4,866                3,983
Interest and other expense ...........................           (244)                (269)             (760)             (12,021)
                                                         ------------         ------------      ------------         ------------
Net loss .............................................   $     (9,112)        $     (4,928)     $    (22,629)        $    (29,909)
                                                         ============         ============      ============         ============
Basic and diluted net loss per share .................   $      (0.42)        $      (0.23)     $      (1.04)        $      (1.45)
                                                         ============         ============      ============         ============
Weighted average shares used in
   computing basic and diluted net loss per share ....     21,905,598           21,586,722        21,832,266           20,585,395
                                                         ============         ============      ============         ============



                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER  30,
                                                                          -------------------------
                                                                            2001             2000
                                                                          --------         --------
Cash flows from operating activities:
Net loss ............................................................     $(22,629)        $(29,909)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................          883            1,094
     Interest on convertible debentures .............................           94           11,268
     Stock-based compensation .......................................        5,195            3,919
     Accretion of interest on research funding obligation ...........          368              368
     Deferred compensation ..........................................          206              366
     Loss on investment in unconsolidated subsidiary ................            9               --
  Changes in assets and liabilities:
     Other current and noncurrent assets ............................        1,778              830
     Other current and noncurrent liabilities .......................        1,049            1,874
     Translation adjustment .........................................          (98)            (139)
                                                                          --------         --------
Net cash used in operating activities ...............................      (13,145)         (10,329)
Cash flows from investing activities:
  Capital expenditures ..............................................         (927)            (551)
  Purchases of securities available-for-sale ........................      (35,581)         (37,205)
  Proceeds from sales/calls of securities available-for-sale ........       25,709           15,526
  Proceeds from maturities of securities available-for-sale .........       27,040           15,480
  Accrued research funding payments .................................       (2,153)          (1,393)
                                                                          --------         --------
Net cash provided by (used in) investing activities .................       14,088           (8,143)
Cash flows from financing activities:
  Proceeds from equipment loans .....................................          102              201
  Payments of obligations under capital leases and equipment loans ..         (709)            (921)
  Proceeds from issuance of common and preferred stock, net .........          346           40,608
  Proceeds from issuance of debentures ..............................           --           25,000
                                                                          --------         --------
Net cash (used in) provided by financing activities .................         (261)          64,888
                                                                          --------         --------
Net increase in cash and cash equivalents ...........................          682           46,416
Cash and cash equivalents at the beginning of the period ............       29,985            7,835
                                                                          --------         --------
Cash and cash equivalents at the end of the period ..................     $ 30,667         $ 54,251
                                                                          ========         ========



                             See accompanying notes.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying condensed consolidated unaudited balance sheet as of September 30, 2001 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements at that date.

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

Net Loss Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,658,209 and 2,148,481 shares for 2001 and 2000, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, net unrealized gains on our available-for-sale securities and equity investments in licensees of $355,000, which are included in stockholders' equity, and cumulative translation adjustment of ($167,000) are included in accumulated other comprehensive income (loss).

2. CASH EQUIVALENTS AND INVESTMENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents in interest-bearing money market funds, municipal notes and commercial paper. As of September 30, 2001, the Company's investments consisted primarily of corporate notes with maturities ranging from 1 day to 17 months.

3. CONVERTIBLE DEBENTURES

Series C Debentures and Warrants

        On September 30, 1999, the Company sold $12,500,000 in series C two-percent coupon convertible debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures are convertible at any time by the holder at a fixed conversion price of $10.25 per share. The series C convertible debentures are convertible at the Company's option when the common stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. If unconverted, the debentures have a maturity date of September 30, 2002. The series C warrants to purchase 1,000,000 shares of common stock are exercisable at $12.50 per share and the series C warrants to purchase 100,000 shares of common stock are exercisable at $12.75 per share at the option of the holder through May 2001. In December 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27"). Accordingly, the Company recognized $2,700,000 of additional imputed non-cash interest expense related to series C convertible debentures and warrants in the fourth quarter of 2000.

        In March 2000, series C convertible debentures with a face value of $6,250,000 plus accrued interest were converted into approximately 615,000 shares of Geron common stock at $10.25 per share. In addition, all of the series C warrants were exercised, which resulted in proceeds of $13,750,000 and the issuance of 1,100,000 shares of Geron common stock. As of September 30, 2001, series C convertible debentures with a face value of $6,250,000 and no series C warrants remained outstanding, and are classified as current liabilities in the accompanying balance sheet.

Series D Debentures and Warrants

        On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures are convertible at any time by the holder at a fixed conversion price of $29.95 per share. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company's common stock and the conversion price of the debentures on the closing date of the financing. The debentures convert at the Company's option when Geron common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures have a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Geron common stock is exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in-capital. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,527,000 in imputed non-cash interest expense related to series D convertible debentures and warrants in the fourth quarter of 2000. As of September 30, 2001, all of the series D convertible debentures and series D warrants remained outstanding.

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

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

                                                      NINE MONTHS           NINE MONTHS
                                                         ENDED                 ENDED
(IN THOUSANDS)                                     SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
--------------                                     ------------------    ------------------
Supplementary Investing and Financing Activities:
Common stock issued for services .....................   $   --                  $  733
Notes receivable from stockholders ...................   $   --                  $   33
Common stock issued under purchase plan ..............   $  233                  $  163
Net unrealized gain (loss) on equity investment ......   $ (458)                 $   --
Net unrealized gain (loss) on available-for-sale
  securities..........................................   $  372                  $  223
Conversion of convertible debentures, net ............   $   --                  $9,076

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

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon the timing and composition of funding under our various collaborative agreements, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. Our collaborator in the field of telomerase inhibition, Kyowa Hakko, has selected a Geron compound (GRN163) for development as an anti-cancer drug. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

RESULTS OF OPERATIONS

Revenues

        We recognized revenues from collaborative agreements of $515,000 and $2.8 million for the three and nine months ended September 30, 2001, compared to $1.8 million and $4.8 million for the comparable periods in 2000. Revenues in 2001 and 2000 represented research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Decreased revenues in 2001 were a result of regaining our rights from Pharmacia in January 2001.

        We receive license payments and royalties from license and marketing agreements with various diagnostic marketing partners. We received royalties of $37,000 and $120,000 for the three and nine months ended September 30, 2001, from Kyowa Medex, Intergen, Roche Diagnostics, and PharMingen (a Becton Dickinson company) on the sale of diagnostic kits to the research-use-only market and from Clontech from the sale of telomerase-immortalized cell lines, compared to $46,000 and $93,000 for the comparable periods in 2000. We also recognized revenues of $63,000 and $112,000 in license fees for the three and nine months ended September 30, 2001 from agreements with various companies for our nuclear transfer technology. We recognize revenues from these sublicense agreements over the term of the agreement. No license fee revenue was recognized in 2000 related to these agreements.

Research and Development Expenses

        Research and development expenses were $9.5 million and $22.8 million for the three and nine months ended September 30, 2001, compared to $6.8 million and $18.3 million for the comparable period in 2000. The increase in research and development expenses for the nine month period in 2001 compared to the nine month period in 2000 was primarily the result of increased scientific personnel expenses of $2.2 million, increased sponsored research of $660,000 and increased scientific supplies of $630,000. We expect research and development expenses to increase in the future as a result of continued development of our therapeutic and diagnostic programs.

General and Administrative Expenses

        General and administrative expenses were $1.6 million and $6.9 million for the three and nine months ended September 30, 2001, compared to $1.4 million and $8.4 million for the comparable periods in 2000. The decrease in general and administrative expenses for the nine month period in 2001 compared to the nine month period in 2000 was the result of reduced consulting expense partially offset by a stock-based compensation expense related to extending the exercise period of certain options to purchase common stock in 2001.

Interest and Other Income

        Interest income was $1.3 million and $4.2 million for the three and nine months ended September 30, 2001, compared to $1.7 million and $3.8 million for the comparable periods in 2000. The overall increase in interest income for 2001 compared to 2000 was primarily the result of higher cash balances in 2001 than 2000. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $325,000 and $648,000 in research payments under government grants for the three and nine months ended September 30, 2001, compared to none and $196,000 for the comparable periods in 2000. We expect income from government grants to decrease in the future.

Interest and Other Expense

        Interest and other expense was $244,000 and $760,000 for the three and nine months ended September 30, 2001, compared to $269,000 and $12.0 million for the comparable periods in 2000. The decrease in interest and other expense for both the three and nine month periods in 2001 compared to the comparable periods in 2000 was primarily the result of lower expenses related to convertible debentures in 2001. In 2000, we recognized interest expense of $10.5 million for the fair value of warrants issued with the Series D convertible debentures.

Net Loss

        Net loss was $9.1 million and $22.6 million for the three and nine months ended September 30, 2001, compared to $4.9 million and $29.9 million for the comparable periods in 2000. The increase in net loss for the three months ended September 30, 2001 compared to the comparable periods in 2000 was due to higher operating expenses and decreased revenues from collaborative agreements. The decrease in net loss for 2001 compared to 2000 was primarily the net result of higher operating expenses and decreased revenues from collaborative agreements offset by reduced interest expense. We expect net loss to increase in the future as a result of increased operating expenses and reduced revenues from collaborative agreements.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and investments at September 30, 2001 totaled $79.5 million compared to $95.8 million at December 31, 2000. The decrease in cash, cash equivalents and investments in 2001 was the result of cash used for operations. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and federal agency notes.

        Net cash used in operations was $13.1 million for the nine months ended September 30, 2001 compared to $10.3 million for the comparable period in 2000. The increase was primarily a result of increased research and development expenses in 2001. We expect net cash used in operations to continue to increase as a result of increased research and development expenditures.

        Through September 30, 2001, we have invested approximately $11.8 million in property and equipment, of which approximately $7.8 million was financed through equipment financing. As of September 30, 2001, we had approximately $1.5 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on October 31, 2001. We intend to renew the commitment for new equipment financing arrangements in 2001 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

        We have agreed to fund scientific research at academic and research institutions. Under these research arrangements, we are obligated to make minimum annual payments of approximately $4.8 million and $3.1 million in 2001 and 2002, respectively. As of September 30, 2001, we have made payments of approximately $3.7 million to academic and research institutions.

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

OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT

        The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, the study of human embryonic stem cells, and the process of nuclear transfer are relatively new areas of research. Our business is at an early stage of development. Our ability to produce products that progress to and through clinical trials is subject to our ability to, among other things:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS

        We have incurred net operating losses every year since our operations began in 1990. As of September 30, 2001, our accumulated deficit was approximately $172.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our rights to telomerase inhibitors from Pharmacia and we will not receive future payments from Pharmacia. Kyowa Hakko provided additional research funding in 2001. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties, the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

        We intend to acquire additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs, each of which could have a material adverse effect on our business.

WE MAY BE UNABLE TO IDENTIFY A SAFE AND EFFECTIVE INHIBITOR OF TELOMERASE WHICH MAY PREVENT US FROM DEVELOPING A VIABLE CANCER TREATMENT PRODUCT, WHICH WOULD ADVERSELY IMPACT OUR FUTURE BUSINESS PROSPECTS

        As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. Kyowa Hakko has selected one of these compounds, GRN163, as a lead compound for preclinical development as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as a efficacious, safe and commercially viable treatment for cancer.

        This compound, and other compounds we have identified, may prove to have undesirable and unintended side effects or other characteristics adversely affecting its safety or efficacy that would likely prevent or limit its commercial use. Accordingly, it may not be appropriate for us to proceed with clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business prospects would be materially and adversely affected.

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

        Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant debate in social and political arenas. We use human embryonic stem cells derived through a process that uses either donated embryos that are no longer needed following a successful in vitro fertilization procedure or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush, however, announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created. A newly created president's council will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally, we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 -- the first mammal cloned from an adult cell. Geron acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, we continue to develop techniques for use in agricultural cloning and for possible application in human regenerative medicine. Government imposed restrictions with respect to any or all of these practices could:

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

ENTRY INTO CLINICAL TRIALS WITH ONE OR MORE PRODUCTS MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS

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

        Protection of our proprietary compounds and technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. We may not continue to develop products or processes that are patentable, and it is possible that patents will not issue from any of our pending applications, including allowed patent applications. Further, our current patents, or patents that issue on pending applications, may be challenged, invalidated or circumvented, and our current or future patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

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

IF WE FAIL TO MEET OUR OBLIGATIONS UNDER LICENSE AGREEMENTS, WE MAY FACE LOSS OF OUR RIGHTS TO KEY TECHNOLOGIES ON WHICH OUR BUSINESS DEPENDS

        Our business depends on our three core technologies, each of which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which would most likely lead to costly and time-consuming litigation. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were ultimately lost, our ability to carry on our business based on the affected technology platform would be severely affected.

WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND, AND WHICH MAY LIMIT OUR ABILITY TO USE DISPUTED TECHNOLOGIES AND PREVENT US FROM PURSUING RESEARCH AND DEVELOPMENT OR COMMERCIALIZATION OF POTENTIAL PRODUCTS

        Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our research programs. In the event our technologies do infringe on the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to these patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

        Patent law relating to the scope and enforceability of claims in the technology fields in which we operate is still evolving, and the degree of future protection for any of our proprietary rights is highly uncertain. In this regard, patents may not issue from any of our patent applications or our existing patents may be found to be invalid by a court. In addition, our success may become dependent on our ability to obtain licenses for using the patented discoveries of others. We are aware of patent applications and patents that have been filed by others with respect to our technologies and we may have to obtain licenses to use these technologies. Moreover, other patent applications may be granted priority over patent applications that we or any of our licensors have filed. Furthermore, others may independently develop similar or alternative technologies, duplicate our technologies or design around the patented technologies we have developed. In the event that we are unable to acquire licenses to critical technologies that we cannot patent ourselves, we may be required to expend significant time and resources to develop alternative technology, and we may not be successful in this regard. If we cannot acquire or develop the necessary technology, we may be prevented from pursuing some of our business objectives. Moreover, one or more of our competitors could acquire or license the necessary technology. Any of these events could materially harm our business.

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

        Our ability to successfully develop and commercialize a telomerase inhibitor in Asia depends on our corporate alliance with Kyowa Hakko. Our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate alliance with Roche Diagnostics. Under our collaborative agreements with these collaborators, we rely significantly on them, among other activities, to:

        - design and conduct advanced clinical trials in the event that we reach clinical trials;

        -       fund research and development activities with us;

        -       pay us fees upon the achievement of milestones; and

        - market with us any commercial products that result from our collaborations.

        The development and commercialization of products from these collaborations will be delayed if Kyowa Hakko or Roche Diagnostics fail to conduct these collaborative activities in a timely manner or at all. In addition, Kyowa Hakko or Roche Diagnostics could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if Kyowa Hakko or Roche Diagnostics or any of our future collaborators breach or terminate collaborative agreements with us, our business may be materially harmed.

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

        Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborators develop are subject to extensive government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

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

        The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances, if any, before it may be marketed in the United States or other countries. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in foreign countries. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources.

        Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

        - significantly harm the marketing of any products that we or our collaborators develop;

        - impose costly procedures upon our activities or the activities of our collaborators;

        - diminish any competitive advantages that we or our collaborative partners may attain; or

        - adversely affect our ability to receive royalties and generate revenues and profits.

        Even if we commit the necessary time and resources, economic and otherwise, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, this approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential commercial use of the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

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

OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE

        Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations such as media coverage, legislation and regulatory measures and the activities of various interest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

        Historically, our stock price has been extremely volatile. Between January 1998 and September 30, 2001, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

        Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of September 30, 2001, we had 22,024,257 shares of common stock outstanding. Of these shares, 10,529,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, 9,623,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and 906,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002, upon the expiration of a lockup agreement with us.

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

PROVISIONS IN SHARE PURCHASE RIGHTS PLAN, OUR CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, WHICH MAY PREVENT HOLDERS OF OUR COMMON STOCK FROM BENEFITING FROM WHAT THEY MAY BELIEVE MAY BE THE POSITIVE ASPECTS OF ACQUISITIONS AND TAKEOVERS

        Our Board of Directors has adopted a share purchase rights plan, commonly referred to as a "poison pill". This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 15% or more of our outstanding common stock. Our share purchase rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of Geron by delaying or preventing a change of control. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue additional shares of common stock, to fix the rights and preferences of, and to issue authorized but undesignated shares of preferred stock.

        In addition to our share purchase rights plan and the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

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

        Interest Rate Sensitivity. The fair value of our available-for-sale securities at September 30, 2001 was $78.7 million. These investments include $29.9 million of cash equivalents which are due in less than 90 days, $38.6 million of short-term investments which are due in less than one year and $10.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

        Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three and nine months ended September 30, 2001, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next four years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2001, we did not engage in foreign currency hedging activities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Wisconsin Alumni Research Foundation ("WARF") filed suit against Geron on August 13, 2001 seeking a declaratory judgment concerning Geron's rights and WARF's obligations under the 1999 license agreement between WARF and Geron. The license agreement covers the commercialization of six cell types made from human embryonic stem cells. We funded the research at the University of Wisconsin-Madison that led to the isolation of human embryonic stem cells. WARF's lawsuit addresses our option to obtain an exclusive license to cell types in addition to the six cell types already licensed to us and the scope of our exclusive license to commercialize research products based on those six cell types. The complaint does not seek monetary damages or injunctive relief. On October 3, 2001, we filed an answer and a motion for judgment on the pleadings in the lawsuit. WARF's response to our motion was filed on October 30, 2001. The suit is scheduled for trial in August 2002, although it is possible that it will be dismissed based on our motion, settled, or otherwise decided before then. Based upon the nature of the claims made and the information available to date to us and our counsel through investigations and otherwise, we believe the outcome of the lawsuit is not likely to have a material adverse effect on our financial position, results of operations or cash flows. WARF has also indicated that it is dissatisfied with the development plans we submitted to WARF for the six cell types covered by our license agreement, and with our progress in commercializing therapeutic products based on the WARF patents, and that WARF believes we have not fully complied with our development obligations. WARF has not filed any claim with respect to the development plans in the lawsuit, and has not stated any intent to do so. In any event, we believe our development plans and activities are both reasonable and consistent with our obligations under the license agreement. We expect to continue to take such steps as we deem necessary to meet our obligations under the license agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of Geron common stock or of any company into which Geron is merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        None

(b) REPORTS ON FORM 8-K

        (i) The Registrant filed a report on Form 8-K dated July 20, 2001 announcing the adoption a share purchase rights plan.

        (ii) The Registrant filed a report on Form 8-K dated August 22, 2001 announcing the event that Kyowa Hakko Kogyo Co., Ltd. had selected a telomerase inhibitor compound for the treatment of cancer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GERON CORPORATION

                                        By: /s/ DAVID L. GREENWOOD
                                           -------------------------------------
                                           David L. Greenwood
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Signatory)


Date: November 5, 2001