Form 10-K
period 2001-12-31
GERON CORPORATION
filed 2002-03-01
CIK 886744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 25, 2002, there were 24,491,771 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $182,737,000 based upon the closing price of the Common Stock on February 25, 2002 on The Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                       FORM 10-K PARTS
--------                                                       ---------------
Definitive 2002 Proxy Statement, to be filed within 120 days
  of December 31, 2001 (specified portions).................         III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine, and research tools for drug discovery. Our product development programs are based upon three patented core technologies: telomerase, human embryonic stem cells and nuclear transfer. Telomeres are the ends of chromosomes that protect chromosomes from degradation and act as a molecular "clock" for cellular aging. Telomerase is an enzyme that restores telomere length and rewinds the molecular "clock," thereby extending the cell's ability to multiply or replicate. By activating telomerase, we seek to increase the lifespan of normal cells which have prematurely aged in the body to treat certain chronic degenerative diseases. Conversely, by inhibiting or targeting telomerase we hope to kill cancer cells in which telomerase is abnormally turned on and to diagnose cancer by measuring telomerase activity. Human embryonic stem cells can develop and differentiate into all cells and tissues in the body. As such, they are a potential source for the manufacture of replacement cells and tissues for organ repair applications in regenerative medicine. Nuclear transfer is a method for generating whole animals from genetic material derived solely from the nucleus of a single cell obtained from a single animal. We are actively licensing this technology to others for applications in agriculture and production of biologicals.

     We were incorporated in 1990 under the laws of Delaware. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California, 94025. Our telephone number is (650) 473-7700.

TECHNOLOGY PLATFORMS

 TELOMERES AND TELOMERASE: THEIR ROLE IN CELLULAR AGING AND CANCER

     Cells are the building blocks for all tissues in the human body and cell division plays a critical role in the normal growth, maintenance and repair of human tissue. However, in the human body, cell division is a limited process. Depending on the tissue type, cells generally divide only 60 to 100 times during the course of their normal lifespan.

     We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as senescence or aging. Our collaborators have used mouse models to show that this type of cellular aging can cause numerous age-related degenerative changes in mammals. We believe that this cellular aging process, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, AIDS, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Cellular aging is also believed to contribute to the initiation of cancer.

     We and our collaborators have demonstrated that telomeres serve as a molecular "clock" for cellular aging and that the enzyme telomerase, when introduced into normal cells, is capable of restoring telomere length or resetting the "clock," thereby increasing the lifespan of cells without altering their normal function or causing them to become cancerous. Human telomerase, a complex enzyme, is composed of a ribonucleic acid (RNA) component, known as hTR, and a protein component, known as hTERT. In 1994, in collaboration with Dr. Carol Greider, we cloned the gene for hTR, and in 1997, in collaboration with Dr. Thomas Cech, we cloned the gene for hTERT.

     Our work and that of others has shown that telomerase is not present in most normal cells and tissues, but that during tumor progression, telomerase is abnormally reactivated in all major cancer types. We have shown that while telomerase does not cause cancer (which is caused by mutations in cells), the presence of telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. We and others have shown in various tumor models that inhibiting telomerase activity results in telomere shortening and therefore causes aging or death of the cancer cell.

     We are working to develop anti-cancer therapies based on telomerase inhibitors, oncolytic (cancer-killing) viruses and telomerase vaccines. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

 HUMAN EMBRYONIC STEM CELLS: A POTENTIAL SOURCE FOR THE MANUFACTURING OF REPLACEMENT CELLS AND TISSUES

     Stem cells generally are self-renewing primitive cells that can develop into functional, differentiated cells. Human embryonic stem cells are unique because they are pluripotent, that is they can develop into all cells and tissues in the body. There are two types of human pluripotent stem cells: human embryonic stem cells (hESCs) which were first derived by our collaborators from donated in vitro fertilized blastocysts or very early-stage embryos; and human embryonic germ cells (hEG cells) which were derived from donated fetal material.

     In addition to their pluripotent characteristics, hESCs express telomerase and can therefore multiply or replicate indefinitely. The ability of hESCs to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore age, limiting their use in research or therapeutic applications. Human embryonic stem cells also maintain a structurally normal set of chromosomes even after prolonged growth in culture. They do not, for example, have any abnormal additions, deletions or rearrangements in their chromosomal structure as is characteristic of cell lines derived from tumors or immortalized by viruses. Although not as well characterized as hESCs, we believe that hEG cells will share most of the characteristics of hESCs.

     We intend to use human embryonic stem cell technology to:

     - enable the development of transplantation therapies by providing standard starting material for the manufacture of cells and tissues;

     - facilitate pharmaceutical research and development practices by providing cells for disease models and screening, and for assigning function to newly discovered genes; and

     - accelerate research in human developmental biology by identifying the genes that control human growth and development.

 NUCLEAR TRANSFER: A MECHANISM FOR COPYING ADULT ANIMALS

     Nuclear transfer is a method for generating whole animals whose nuclear genetic material is derived solely from a donor cell from a single animal. In this process, the nucleus containing all of the chromosomal DNA is removed, or enucleated, from the egg cell and replaced with the nucleus containing all of the chromosomal DNA from a donor somatic (non-reproductive) cell. Fusion between the resulting egg cell and the donor somatic nucleus results in a new cell which gains a complete set of chromosomes derived entirely from the donor nucleus. Mitochondrial DNA, providing some of the genes for energy production, resides outside the nucleus and is provided by the egg. After a brief culture period, the resulting embryo is implanted into the uterus of a female animal, where it can develop and produce the live birth of a cloned offspring. The offspring is essentially a genetic clone of the animal from which the donor nucleus was obtained.

     In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute demonstrated with the birth of Dolly, the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the cell outside of the nucleus, to reprogram an adult nucleus. Reprogramming enables the adult differentiated cell nucleus to express all the genes required for full embryonic development of the adult animal. In addition to sheep, the technique has been used to clone mice, goats, cattle and pigs from donor cells and enucleated eggs from the respective animals.

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

     Today, we are using the Roslin Institute's expertise in developmental biology to derive new stem cell lines and genetically engineer them to avoid immune rejection through gene targeting methods. In this way, we will learn the biology of gene expression during differentiation. With this knowledge, we intend to produce cells for use in repairing organs damaged by degenerative disease that will not be rejected by the transplant recipient.

     We continue to license nuclear transfer technology to others for applications in agriculture and production of biologicals. As of December 31, 2001, we had granted six non-exclusive licenses or license options to various companies for applications in chickens, cows, pigs and goats, and one non-exclusive license to a company to produce materials based on spider silk.

COMMERCIAL OPPORTUNITIES FOR OUR TECHNOLOGY PLATFORMS

 ONCOLOGY

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that approximately 1.3 million cancer cases were diagnosed in the year 2001. Overall annual costs associated with cancer in 2001 were $157 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in over 80 percent of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

     We are working to discover and develop anti-cancer therapies based on telomerase inhibitors, oncolytic (cancer-killing) viruses and telomerase vaccines. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening. We believe that we have achieved a dominant position in telomerase research and in telomerase intellectual property which gives us a significant advantage in the discovery and development of oncology products based on telomerase.

     Telomerase Inhibition. Telomerase activation is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore cause the aging and eventual death of cancer cells. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are not expected to be cytotoxic to normal cells. To produce a telomerase inhibitor for the treatment of cancer, we have focused our efforts on two approaches: template antagonists and small molecules. Both approaches have produced compounds which are in animal testing. We and our collaborator have established research programs focused on our telomerase-inhibiting compounds with the goal of advancing an inhibitor to clinical development.

          Template Antagonists. We have designed and synthesized a special class of short-chain nucleic acid-like molecules, known as oligonucleotides, to target the template region, or active site, of telomerase. These oligonucleotides have demonstrated highly potent telomerase inhibitory activity at sub-nanomolar, or very low, concentrations in both biochemical assays and various cellular systems. Published research by others has shown that these template antagonists inhibit the growth of malignant human glioma (brain cancer) cells in animals.

          In 2001, our development partner in Asia, Kyowa Hakko, selected our compound, GRN163, for development as a telomerase inhibitor for the treatment of cancer. GRN163 is a true enzyme inhibitor and can therefore be much smaller (lower molecular weight) than other oligonucleotide drug candidates. Also, it does not inhibit other critical nucleic acid-modifying enzymes, nor is it toxic to normal cells at concentrations needed to inhibit telomerase in tumor cells.

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

     Oncolytic Virus. Our second anti-cancer therapeutic strategy is based on viruses which have been manipulated or engineered to have oncolytic, or cancer-killing, properties which would selectively target and destroy cancer cells. We are developing customized adenoviruses (common cold viruses) that will infect and kill cancer cells which express telomerase and not infect and kill normal cells which do not express telomerase. To pursue this goal, we have cloned the region of the hTERT gene, called the promoter sequence, that is responsible for turning on or off the activity of telomerase in a cell. We have demonstrated that this promoter is turned on in telomerase-positive cancer cells, and is turned off in most normal cells.

     We are using the hTERT promoter to turn on the genes which are required for the customized adenovirus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the adenovirus which contains the hTERT promoter, the virus multiplies or replicates within the cancer cells and causes the rupture and death, or lysis, of the tumor cells. When these same adenoviruses containing the hTERT promoter infect normal somatic cells, there is no similar effect on the cells. We believe that these oncolytic viruses could be used to treat many types of primary and metastatic cancers. We have granted a non-exclusive license to Genetic Therapy Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology in oncolytic virus products.

     Telomerase Vaccine. Our third approach to anti-cancer therapy is a telomerase vaccine, exploiting the fact that telomerase is present in all major cancer types but is expressed at very low levels, if at all, in most normal cells. In this approach, we deliver telomerase to special immune cells called dendritic cells which instruct the immune system to detect cells that express telomerase and kill them.

     We are conducting research to confirm the safety and efficacy of dendritic cell telomerase vaccine therapies. In collaboration with scientists at Duke University, we published studies in the September 2000 issue of Nature Medicine, which demonstrate that cancer patients' immune cells can be activated with a telomerase vaccine in the laboratory to kill their own cancer cells. This technique was also effective in reducing tumors in animals. A Phase 1 study in prostate cancer patients at Duke University Medical Center is currently under way using this approach. We are also developing procedures to directly immunize patients using telomerase. This direct method of vaccination would eliminate the need for manipulation of dendritic cells in culture and could potentially allow simple vaccination procedures to be available for all cancer patients.

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

 RESEARCH & DEVELOPMENT TECHNOLOGIES

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

     Embryonic stem cells are especially suitable for the functional analysis of genes involved in cell proliferation, differentiation and metabolism. The effects of adding or knocking out specific genes in hESCs can be monitored, providing evidence for the function of the gene on a particular proliferation or differentiation process. In collaboration with Celera Genomics, we are generating gene libraries from hESCs and sequencing them to identify genes important for human development. We are simultaneously developing procedures using hESCs to identify the function of multiple developmental genes. Identification of the function of developmental genes will facilitate the selection of genes that would be good targets for drug discovery.

     Immortalized Cells for Research. Scientists study specific cells from targeted tissues in order to understand their biological function. For these studies, cells are usually isolated from tissue and maintained in culture. The progressive changes in biological activity, morphology and proliferation as a result of normal cell aging in tissue culture potentially limit the utility of these cells in serial experiments and long-term research. Because of these limitations, most research laboratories utilize transformed cell lines for their studies. Cells can be transformed by using viruses which ultimately cause the cells to grow indefinitely in culture. However, such immortalized cell lines have abnormal characteristics compared to non-transformed cells. For this reason, they are not good models of normal tissue in the human body.

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

     There are no completely effective systems available today to accurately predict the metabolism or toxicity of a compound in human livers. Rat and mouse metabolism models only approximate human metabolism. The development of several drugs has been terminated late in human clinical trials because rodent systems utilized early in the development process failed to predict that the drug would be toxic to humans. Human hepatocyte cell lines available today do not have the same attributes as their normal counterparts in the body and must be transformed in order to maintain their proliferative capacity in culture. Access to fresh primary human liver tissue for use in toxicity studies is very limited and substantial variability can be observed depending on the individual donor, the time and process of collection and the culture conditions for the experiments.

     We believe that we have the technologies to provide a consistent source of normal human liver tissue which would more closely predict the impact of a new drug on human livers in the body. We believe that an unlimited supply of hepatocytes which retain normal drug metabolism enzymes would revolutionize toxicity testing, address the largest bottleneck in new drug research and accelerate the drug development process. To potentially meet this need, we are working to create hepatocytes using two methods. First, we will apply our telomerase technology to immortalize primary human hepatocytes. In every cell system tested, telomerase-immortalized cells have been shown to function comparably to their normal non-immortalized counterparts. Therefore, we believe telomerase-immortalized hepatocytes should also function comparably to hepatocytes of a whole human liver in the body. Second, we are developing procedures to differentiate hESCs into hepatocyte precursors and eventually into mature hepatocytes. Functional hepatocytes, developed by either immortalization by telomerase or derivation from hESCs, would provide a consistent and reliable source of material for extensive and reproducible compound testing.

     We intend to commercialize such cells as a means to more accurately determine the potential toxicity and metabolism of a new candidate drug. In addition, the availability of a panel of hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, allowing full development of the field of pharmacogenomics whereby a compound's activity will be correlated with an individual's genetic make-up.

 NUCLEAR TRANSFER: AGRICULTURE/XENOTRANSPLANTATION/BIOLOGICS

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

     We continue to license our nuclear transfer technology to others for applications in agriculture and production of biologicals. As of December 31, 2001, we had granted six non-exclusive licenses or license options to various companies for applications in chicken, cows, pigs, goats or other animals.

     Transgenic Animals. Our nuclear transfer technology can be applied to clone animals that have been genetically engineered to produce proteins for human therapeutic or industrial use. For example, herds which carry the genes to make human antibodies could be cloned, thereby allowing for the large-scale production of therapeutic antibodies or vaccines. In 2001, we granted a non-exclusive license to Nexia Biotechnologies Inc. for the production of natural and synthetic silk proteins in goats for industrial and medical applications.

     Xenotransplantation. Our nuclear transfer technologies can be used for applications in xenotransplantation to create animals whose cells, tissues or organs could be used in humans. This approach could be used either as a bridge to human organ transplantation or as a long-term therapy.

 REGENERATIVE MEDICINE

     The preceding product opportunities are examples of how we plan to separately use each of our three technology platforms. Additional opportunities arise from their combination. We are developing two basic approaches to restore organ function lost to chronic diseases: small molecule and cell-based therapies.

     We believe that the controlled activation of telomerase in the body can have therapeutic applications for the treatment of blood, skin and immune disorders, conditions in which deficiencies in cell proliferation have been implicated. We are developing a drug-like strategy with our small molecule-based therapy which would reactivate the existing telomerase gene already present in the cell to restore normal function to the cell. We are currently developing methods to activate telomerase in skin cells to address impaired wound healing.

     In cell-based therapies, differentiated cells derived from human embryonic stem cells (hESCs) would be transplanted or injected into the patient where they would integrate into the target tissue and thereby restore organ function or prevent or slow further deterioration. This approach is particularly applicable for the regeneration of tissues that do not normally divide in the body or which fail to proliferate in the disease state. Such cells include neural cells, cardiomyocytes (heart muscle cells), pancreatic islet (beta) cells, osteoblasts, chondrocytes and hematopoietic cells. We are currently developing these cell types for therapeutic applications in Parkinson's disease, spinal cord injury, heart disease, diabetes, osteoporosis, osteoarthritis and blood disease.

     Parkinson's Disease, Stroke and Spinal Cord Injury. The major neural cells of the nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. Strokes are caused by blood clots or local bleeding in the brain and result in the death or degeneration of critical brain cells. Over 600,000 Americans suffer strokes each year. Stroke patients are often permanently compromised by loss of cognitive motor and sensory functions for which there are no treatments available today except costly long-term rehabilitation programs which have limited utility in restoring function. Over one million Americans suffer from Parkinson's disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized, and may require life support.

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

     We have derived the major types of neural cells from hESCs in culture, including human neurons, astrocytes and oligodendrocytes, and are characterizing their functional properties. We have devoted a significant portion of our research activities to developing procedures that could enable us to produce these neural cells for transplantation therapy in humans. We are now testing these cells in appropriate animal models to determine whether they can restore normal neural function. If these tests are successful, we intend to repair the damaged portions of patients' nervous systems by transplanting hESC-differentiated neurons into the damaged area.

     Heart Disease. Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects more than four million people in the United States. This year, it is estimated that about 1.1 million people will have a heart attack, which is the primary cause of heart muscle damage.

     We intend to use cardiomyocytes derived from hESCs to treat heart disease. Researchers have demonstrated proof of concept of our approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. These results suggest that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs and observed their normal contractile function and response to cardiac drugs. We plan to test these cardiomyocytes in animal models to establish the safety and efficacy of this cell-based therapy.

     Diabetes. It is estimated that there are as many as one million Americans suffering from the type of diabetes known as Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet
(beta) cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet (beta) cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet (beta) cell transplantation. However, poor availability of suitable sources for islet (beta) cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

     We are currently developing methods to derive insulin producing islet
(beta) cells from hESCs. Future work includes improving the yield of islet cells, characterizing their secretion of insulin in response to glucose and transplanting the islets to animal models of diabetes. If these tests are successful, we plan to infuse those cells into the liver of patients with severe, brittle Type 1 (insulin-requiring) diabetes.

     Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.2 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry mortality rates between 12% and 20%, resulting in long-term nursing home care for nearly half of those who survive. Total health care costs for osteoporosis and its complications are estimated at $7-10 billion per year in the United States.

     The primary cause of the disease is metabolic bone loss (mediated by osteoclasts -- cells which resorb bone) that is incompletely compensated by new bone formation (mediated by osteoblasts -- cells which form new bone). Osteoblast activity declines over human lifespan and fails to keep pace with the increasing activity of osteoclasts, resulting in progressive loss of bone density leading to fracture, pain and deformity.

     We have recently derived from hESCs cells that are positive for osteocalcin. Current work focuses on confirming their characteristics as osteoblasts, improving cell yields, testing function in vitro and then testing the cells in animals. We intend to infuse osteoblasts derived from hESCs to treat osteoporosis. The clinical approach will first test the cells in non-union fractures (fractures of the long bones of the leg or arm that do not heal). If these trials are successful, we plan to proceed to test the cells in patients with severe refractory osteoporosis.

     Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. Depending on the criteria for diagnosis, it can be argued that the majority of the population over 50 is afflicted by the disease. Osteoarthritis is the leading cause of joint pain and joint disability in middle-aged and elderly patients.

     The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. We plan to derive chondrocytes from hESCs and after successful in vitro and animal testing, treat patients with osteoarthritis by injecting these chondrocytes directly into their affected joints.

     Hematologic Diseases. The hematologic system (the circulating cells of blood) is one of the rare tissues of the human body that can replenish itself throughout life. Nevertheless, the critical importance of the blood cells and the many diseases that can affect those cells have caused the emergence of an entire subspecialty in medicine: hematology -- the study of blood and its diseases.

     One of the most complex and impactful areas of hematology is bone marrow transplantation, now used to treat patients with bone marrow failure, leukemia, lymphoma, myeloma and solid tumors such as breast cancer. The most common indications for the procedure are: 1) failure of bone marrow stem cells to produce a particular blood cell type(s), such as aplastic anemia (a deficiency of mature circulating blood cells), 2) infiltration of bone marrow by tumor cells which displace the marrow and cause deficiencies of mature circulating blood cells, or 3) side effects of chemotherapy or radiotherapy used for cancer treatment which is toxic to bone marrow stem cells. Although complex and expensive, the use of bone marrow transplantation is increasing worldwide. A major unresolved problem in the procedure is the lack of availability of suitably matched marrow donors, which severely limits the numbers of patients who can undergo the transplant.

     We have recently derived hematopoietic stem cells from hESCs with our collaborator and have begun testing them in animal models of bone marrow transplantation. If these animal tests and other in vitro tests are positive, we intend to produce hematopoietic stem cells from hESCs and test them in human bone marrow transplant settings in which a suitably matched donor is unavailable.

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

     We have a skin program based upon the activation of telomerase in skin cells. Our scientists and other researchers have established that skin cells age in tissue culture and in the body with loss of telomeric DNA. The restoration of telomerase activity in skin cells in culture dramatically extends the healthy lifespan of these cells. Animal models of telomere loss also correlate cellular aging with thinning of skin, graying of hair, chronic ulcerative lesions at areas of stress and reduced ability to repair wounds. Our approach to the therapeutic use of telomerase activation in skin includes both small molecule drug discovery and biological methods of restoring telomerase in various skin cells.

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

 KYOWA HAKKO COLLABORATION

     In April 1995, we entered into a license and research collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. Under the agreement, Kyowa Hakko agreed to provide $16.0 million of research funding over four years to support our program to discover and develop in several Asian countries a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 2000. In addition, we are entitled to receive future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of our common stock in connection with our initial public offering. Under the Kyowa Hakko agreement, we exercised significant influence during the research phase and Kyowa Hakko exercises significant influence during the development and commercialization phases. In February 2000, we amended our agreement with Kyowa Hakko to extend the research period and the compound selection period for one additional year each, to March 2001 and March 2002, respectively. We received additional research funding of $2.0 million each in 2000 and 2001 as part of this extension, subject to the terms of the agreement.

     In 2001, Kyowa Hakko selected GRN163 as a compound for development as a telomerase inhibitor for the treatment of cancer.

 RIBOZYME PHARMACEUTICALS INC. (RPI) COLLABORATION

     In December 2001, we entered into a collaboration with RPI to accelerate process development for our lead telomerase inhibitor, GRN163, and to explore the potential for a ribozyme-based telomerase inhibitor. Under the terms of the collaboration, RPI will assist us in the scale-up and optimization of the manufacturing process for GRN163. In addition, we will explore with RPI a ribozyme approach for telomerase inhibition therapy in cancer. We have retained the first right to commercialize technology that results from this collaboration.

 TELOMERASE CANCER VACCINE CLINICAL DEVELOPMENT AT DUKE UNIVERSITY

     In August 2000, we initiated a collaboration with Merix Bioscience, Inc. to develop telomerase-based cancer vaccines for clinical and commercial applications using Merix's proprietary ex vivo RNA-modified dendritic cell technology platform. Under the terms of the collaboration, we sponsored preclinical studies at Duke University to confirm the safety and efficacy of hTERT-modified dendritic cells to mediate immune responses against tumors. Studies were performed in parallel by Merix.

     In October 2001, we announced that researchers at Duke University Medical Center had initiated a Phase 1 clinical trial of telomerase as an antigen for cancer immunotherapy. The trial is designed to assess the safety of using telomerase immunotherapy to treat metastatic prostate cancer, and is being conducted under an IND (Investigational New Drug application) submitted by Johannes Vieweg, M.D., Associate Professor of Urology and Assistant Professor of Immunology.

 DENDREON CORPORATION LICENSE AGREEMENT

     In October 2001, we entered into a non-exclusive license agreement with Dendreon Corporation to develop ex vivo cancer immunotherapies for clinical and commercial applications. Under the terms of the license, we have granted Dendreon non-exclusive rights to our telomerase technology. Dendreon plans to combine telomerase with its proprietary dendritic cell-based technology using telomerase as an antigen in a vaccine intended to induce a specific immune response against malignant cancers. We will receive a license fee, milestone payments and royalties on future sales of these products.

 GENETIC THERAPY, INC. (GTI) LICENSE AGREEMENT

     In December 2001, we entered into a non-exclusive license agreement with GTI, a subsidiary of Novartis AG, granting GTI non-exclusive rights to our human telomerase (hTERT) promoter for the development of oncolytic virus products. Under the terms of the agreement, GTI has the right to commercialize products using the hTERT promoter in cancer therapeutics. We will receive a license fee, milestone payments and royalties on future sales of these products.

 DIAGNOSTIC COLLABORATIONS

     Research-Use-Only Kits. Roche Diagnostics (formerly Boehringer Mannheim) has licensed all telomerase and telomere length assay technologies, including TRAP, hTR, hTERT, and telomere length, for research-use-only kits for cancer. In late 1996, Boehringer Mannheim commenced commercial sale of the TRAP research kit. In 1999, Roche Diagnostics launched three additional research kits, including quantitative TRAP, telomere length measurement and hTERT quantification assays. In 2000, Roche Diagnostics launched an hTR quantification kit. Roche Diagnostics is currently marketing a total of five kits.

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

     In Vitro Diagnostics. In addition to the rights described above related to research-use-only kits, our December 1997 license, product development and marketing agreement with Roche Diagnostics (formally Boehringer Mannheim) also grants Roche rights to develop and commercialize certain clinical in vitro diagnostic products for cancer on an exclusive, worldwide basis. Under the agreement, Roche provided reimbursement in the amount of $500,000 for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. We are entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, we have an option at our sole discretion to exercise co-promotion rights with respect to in vitro diagnostic products sold by Roche in the United States.

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

     Clontech is presently selling three telomerase-immortalized cell lines: the hTERT-HME1 human mammary epithelial cell line, the hTERT-BJ1 human foreskin fibroblast cell line, and the hTERT-RPE1 human retinal pigment epithelial cell line.

 CELERA GENOMICS COLLABORATION

     In May 2000, we entered into a collaborative research and license agreement with Celera Genomics to combine our expertise in human embryonic stem cell biology with Celera's DNA sequencing and gene discovery capabilities. In September 2001, we completed the identification of genes expressed in undifferentiated and differentiated human embryonic stem cells. The large body of DNA sequence data derived from this collaboration is now being analyzed. Celera and we are filing patents for all newly discovered DNA information. We expect to use the new DNA information to develop and potentially commercialize a number of small molecule drugs, protein therapeutics, cell or gene therapy products, and prenatal diagnostics. Celera and we may also license this technology to others for applications outside of the scope of our collaboration.

 ROSLIN INSTITUTE COLLABORATION

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a company formed by the Roslin Institute in Midlothian, Scotland, in order to complement and strengthen our technology platforms. Under the terms of the agreement, we purchased all outstanding shares of Roslin Bio-Med in exchange for 2.1 million shares of our common stock and Roslin Bio-Med became a wholly-owned United Kingdom subsidiary known as Geron Bio-Med Ltd. In addition, the Roslin Institute transferred to us the exclusive rights to the patent applications covering nuclear transfer technology for all animal and human-based biomedical applications, excluding (i) human reproductive cloning, (ii) the production of therapeutic proteins in the milk of ruminants and rabbits and (iii) the modification of milk composition for nutraceutical use.

     In connection with this acquisition, we also formed a research collaboration with the Roslin Institute and have agreed to provide approximately $20.0 million in applied research funding over six years, of which $11.1 million remains payable at December 31, 2001. Under this collaboration, we retain exclusive license rights to commercialize the results of the research. We are using the Roslin Institute's expertise in developmental biology to derive new stem cell lines and genetically engineer them to avoid immune rejection through gene targeting methods. In this way, we will learn the biology of gene expression during differentiation. With this knowledge, we intend to produce cells for use in repairing organs damaged by degenerative disease that will not be rejected by the transplant recipient.

     We are non-exclusively licensing our nuclear transfer technology for commercial applications in agriculture, xenotransplantation and production of biologicals. To date, we have signed seven licenses or license options to various companies for applications in chicken, cows, pigs, goats or other animals. These companies include AviGenics, Inc., Origen Therapeutics, Inc., Viragen, Inc., Clone International, AgResearch Pty Ltd, ProLinia, Inc., and Nexia Biotechnologies Inc.

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

     As of December 31, 2001, we have collaborative research agreements in support of our telomerase programs in oncology and regenerative medicine with a number of institutions, including Duke University, Lawrence Berkeley National Laboratory, the National Cancer Institute, Stanford University, the University of Texas Southwestern Medical School at Dallas, the University of California at San Francisco, the Memorial Sloan-Kettering Cancer Center, Texas A&M University and Hong Kong University of Science and Technology. We have collaborative research agreements in support of our research on telomerase-immortalized cells with numerous institutions, including Duke University and the University of Texas. We are continuing collaborative research agreements in support of our human embryonic stem cell research in regenerative medicine programs with The Johns Hopkins University, the University of California at Irvine, the Roslin Institute, the University of Wisconsin-Madison and the University of Utah.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Our three core technology platforms are supported by a broad intellectual property portfolio of issued patents and pending patent applications. We currently own or have licensed over 81 issued or allowed United

States patents, 48 granted or accepted foreign patents and over 335 patent applications that are pending around the world.

     Our policy is to seek appropriate patent protection for inventions in our core technology platforms as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by Geron scientists, as well as those that we make in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, where appropriate we try to obtain licenses from other organizations to patent filings that may be useful in advancing our scientific and product development programs.

     Patent rights to embryonic stem cells and telomerase underpin both our regenerative medicine program and our development of products for drug screening and toxicology. Currently, we own or have licensed rights to five issued United States patents relating to human embryonic stem cells and human embryonic germ cells. Our licenses to certain of these patent rights arise from the work that we funded at the University of Wisconsin-Madison and The Johns Hopkins University. We have also filed patent applications to protect technologies developed by Geron scientists in our ongoing efforts to develop products based on embryonic stem cells. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of embryonic stem cells, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons), chondrocytes (cartilage cells), pancreatic islet cells, osteoblasts (bone cells) and hematopoietic cells (blood-forming cells). We currently have over 63 patent applications pending around the world covering various aspects of our stem cell technology.

     Our telomerase platform is protected by over 56 issued or allowed United States patents, 44 granted foreign patents and over 182 patent applications pending around the world. Our issued United States patents include patents covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase, as well as cells that are immortalized by expression of recombinant hTERT. Aspects of our oncology product development program covered by issued and pending patent applications include cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of telomerase as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. In the area of telomerase inhibitors, we also own issued United States patents and/or pending patent applications directed to both small molecule and oligonucleotide template antagonist telomerase inhibitors, as well as particular nucleic acid chemistry developed at Geron.

     Our third technology platform, nuclear transfer, is protected in part by the patent rights that we acquired in 1999 with the acquisition of Roslin Bio-Med, now Geron Bio-Med. Two United States patents have now issued for this technology, and 19 foreign patents have been granted or accepted. In addition, we have more than 62 pending patent applications worldwide relating to nuclear transfer, arising both from the acquired patent rights and subsequent research that we funded at the Roslin Institute. Intellectual property rights to nuclear transfer technology are the primary asset of our licensing program through which we are granting licenses for cloning animals for use in agriculture, xenotransplantation and production of biologicals.

     We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. As an example of this, in 2001 we filed a request with the U.S. Patent and Trademark Office (USPTO) for the declaration of an interference between U.S. patent application 09/650,194 (licensed to Geron from the Roslin Institute) and U.S. Patent No. 5,945,577 (the '577 patent) which is assigned to the University of Massachusetts. On January 30, 2002, the USPTO granted Geron's request and a patent interference proceeding is now underway. The '577 patent covers certain aspects of nuclear transfer technology that we believe were first invented at the Roslin Institute. Through the interference proceeding, the USPTO will reconsider its decision to issue the '577 patent and determine whether the rights in that patent should be awarded to Roslin/Geron.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the Food and Drug Administration (FDA), and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining these approvals may affect the marketing of any products developed by us, will prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

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

     The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application, or NDA, for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application or BLA. In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products.

 EUROPEAN AND OTHER REGULATORY APPROVAL

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting an approval, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union, or EU, and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

     As of December 31, 2001, our advisory board members and key consultants included the following individuals:

     STEPHEN BENKOVIC, PH.D., is Professor of Chemistry at the Pennsylvania State University. Dr. Benkovic is a member of the Chemical Society and the recipient of the 1998 Chemical Pioneer Award given by the American Institute of Chemists. He is an internationally recognized expert in protein chemistry, including the enzymology of DNA polymerases.

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

     ROGER A. PEDERSEN, PH.D., is a Professor in the Department of Surgery at the University of Cambridge in England where he teaches human developmental biology and conducts research on human embryonic stem cells. Previously, Dr. Pedersen was a Professor of Obstetrics, Gynecology and Reproductive Sciences at the University of California at San Francisco. Since 1991 he has served as Series Editor of Current Topics in Developmental Biology. He has written numerous original publications and reviews on early mouse development, and co-produced two instructional videotapes on the use of mice in transgenic and gene targeting research.

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

     WOODRING E. WRIGHT, M.D., PH.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas and is a member of our Scientific Advisory Board. He is widely recognized as a leading molecular biologist working in the field of cellular senescence and the molecular basis of muscle development.

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

     As of December 31, 2001, the Ethics Advisory Board consisted of the following individuals:

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

     TED PETERS, PH.D., is Professor of Systematic Theology at Pacific Lutheran Theological Seminary. He conducts research at the Center for Theology and the National Sciences where he is principal investigator for a research project on "Theological and Ethical Implications of the Human Genome Initiative." He is also editor of Genetics: Issues of Social Justice.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of Geron Corporation:

NAME                                     AGE                     POSITION
----                                     ---                     --------
Thomas B. Okarma, Ph.D., M.D. .........  56    President, Chief Executive Officer and
                                               Director
David L. Greenwood.....................  50    Chief Financial Officer, Senior Vice
                                               President Corporate Development and Treasurer
Elizabeth R. Aden, Ph.D. ..............  53    Senior Vice President and General Manager
                                               Regenerative Medicine
David J. Earp, Ph.D., J.D. ............  37    Vice President, Intellectual Property
Calvin B. Harley, Ph.D. ...............  49    Chief Scientific Officer
Jane S. Lebkowski, Ph.D. ..............  46    Vice President, Research and Development,
                                               Regenerative Medicine
Jeannine M. Niacaris...................  49    Vice President, Human Resources and
                                               Administrative Services
Bruce L. Scott.........................  52    Vice President, Corporate Development
William D. Stempel, J.D. ..............  48    Vice President, General Counsel and Secretary
Richard L. Tolman, Ph.D. ..............  60    Vice President, Drug Discovery

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

     DAVID L. GREENWOOD has served as our Chief Financial Officer and Treasurer since August 1995, Vice President of Corporate Development since April 1997 and Senior Vice President of Corporate Development since August 1999. He is a director of Geron Bio-Med Limited, a United Kingdom company and Clone International Pty Ltd., an Australian company. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

     ELIZABETH R. ADEN, PH.D., has served as our Senior Vice President and General Manager of Regenerative Medicine since September 2001. Previously, Dr. Aden was senior vice president and international business director of Pharma Business Strategy at F. Hoffmann-La Roche. From 1995 to 1999, she held several research management positions at Roche Bioscience. She developed product strategy at Syntex Laboratories from 1992 to 1995 and was responsible for business and market development at Genelabs from 1987 to 1992. Dr. Aden holds a B.A. degree from the University of California at Berkeley and an M.A. degree from the University of Cincinnati. Her Ph.D. is from the University of Pennsylvania, where she studied under Baruch S. Blumberg, who received the Nobel Prize for the discovery of the hepatitis B virus.

     DAVID J. EARP, J.D., PH.D., joined us in June 1999 and has served as our Vice President of Intellectual Property since October 1999. From 1992 until joining us, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP where his practice focused on biotechnology patent law. Dr. Earp holds a B.S. in microbiology from the University of Leeds, England, a Ph.D. in biochemistry and molecular biology from The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley. He received his J.D., magna cum laude from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

     CALVIN B. HARLEY, PH.D., has served as our Chief Scientific Officer since July 1996. From May 1994 until July 1996, Dr. Harley was Vice President of Research and from April 1993 to May 1994, Dr. Harley was Director, Cell Biology. Dr. Harley was an Associate Professor from 1989 until joining us, and from 1982 to 1989, an Assistant Professor of Biochemistry at McMaster University. Dr. Harley also was also an executive of the Canadian Association on Gerontology, Division of Biological Sciences from 1987 to 1991. Dr. Harley holds a B.S. from the University of Waterloo and a Ph.D. from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     JANE S. LEBKOWSKI, PH.D., has served as our Vice President of Research and Development, Regenerative Medicine since August 1999. Since joining us in April 1998 and until August 1999, Dr. Lebkowski served as Senior Director, Cell and Gene Therapies. Formerly, Dr. Lebkowski was employed at Applied Immune Sciences from 1986 to 1995 where she served as Vice President, Research and Development. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski graduated Phi Beta Kappa with a B.S. in Chemistry and Biology from Syracuse University and received her Ph.D. from Princeton University.

     JEANNINE M. NIACARIS joined us in November 1999 and has served as our Vice President of Human Resources and Administrative Services since June 2000. Previously, she held senior human resources positions at several biotech companies including Matrix Pharmaceuticals, Sequus Pharmaceuticals and Affymax Research Institute. She holds a B.A. in Education from Western Washington University and a M.A. in Human Resources from Redlands University.

     BRUCE L. SCOTT has served as our Vice President of Corporate Development since September 2001. Prior to joining us, he co-founded and was vice president of business development, operations, finance and marketing at NovoDynamics Incorporated, a discovery systems company. From 1999 to 2000, he was director and vice president of business development at Catalytica, Inc. He was vice president of operations and finance at AIM International, Inc. from 1997 to 1998. From 1978 to 1996, he held numerous positions in general management, acquisition/strategic planning, marketing and finance with The BF Goodrich Co. in Akron, Ohio. Mr. Scott holds a B.B.A. in public accounting from Gonzaga University and an M.B.A. in management and finance from the Krannert School at Purdue University.

     WILLIAM D. STEMPEL, J.D., has served as our Vice President and General Counsel since January 2001 and Secretary since May 2001. From 1998 until joining us, Mr. Stempel was the General Counsel at UCSF Stanford Health Care in San Francisco. From 1987 to 1998, Mr. Stempel was Deputy General Counsel at Yale University where he worked in a wide range of areas including intellectual property, medical affairs and research administration. Mr. Stempel holds B.A. and J.D. degrees from Yale University. He is a member of the bars of the States of California, Connecticut and New York, and the United States District Courts for the District of Connecticut, Southern District of New York and Eastern District of New York.

     RICHARD L. TOLMAN, PH.D., has served as our Vice President of Drug Discovery since August 1999. From December 1998 until August 1999, Dr. Tolman served as Senior Director, Medicinal Chemistry, overseeing the program to discover and develop a small molecule telomerase inhibitor. From 1973 until joining us, Dr. Tolman was employed at the Merck Research Laboratories where he served as Senior Director, Medicinal Chemistry. He received a B.A. in Chemistry with Honors from Brigham Young University and earned a Ph.D. with distinction from the University of Utah.

EMPLOYEES

     As of December 31, 2001, we had 142 full-time employees of whom 47 hold Ph.D. degrees and 26 hold other advanced degrees. Of the total workforce, 108 are engaged in, or directly support, our research and development activities and 34 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees is covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition.

  OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT.

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, human embryonic stem cells, and the process of nuclear transfer are relatively new areas of research. Our business is at an early stage of development. Our ability to produce products that progress to and through clinical trials is subject to our ability to, among other things:

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

  WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES; CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

     We have incurred net operating losses every year since our operations began in 1990. As of December 31, 2001, our accumulated deficit was approximately $191.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our right to telomerase inhibitors from Pharmacia and we will not receive future payments from Pharmacia. Kyowa Hakko provided additional research funding in 2001 and is not contractually obligated to provide any further research funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

  WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT OUR OPERATIONS AND DEVELOP OUR PRODUCTS, AND OUR ABILITY TO OBTAIN THE NECESSARY FUNDING IS UNCERTAIN.

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current level of operations through June 30, 2003, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

     - the accuracy of the assumptions underlying our estimates for our capital needs in 2002 and beyond;

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

  WE MAY BE UNABLE TO IDENTIFY A SAFE AND EFFECTIVE INHIBITOR OF TELOMERASE WHICH MAY PREVENT US FROM DEVELOPING A VIABLE CANCER TREATMENT PRODUCT, WHICH WOULD ADVERSELY IMPACT OUR FUTURE BUSINESS PROSPECTS.

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. Kyowa Hakko has selected one of these compounds, GRN163, as a lead compound for preclinical development as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as an efficacious, safe and commercially viable treatment for cancer.

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

  IF OUR ACCESS TO NECESSARY TISSUE SAMPLES, INFORMATION OR LICENSED TECHNOLOGIES IS RESTRICTED, WE WILL NOT BE ABLE TO DEVELOP OUR BUSINESS.

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

  SOME OF OUR COMPETITORS MAY DEVELOP TECHNOLOGIES THAT ARE SUPERIOR TO OR MORE COST-EFFECTIVE THAN OURS, WHICH MAY IMPACT THE COMMERCIAL VIABILITY OF OUR TECHNOLOGIES AND WHICH MAY SIGNIFICANTLY DAMAGE OUR ABILITY TO SUSTAIN OPERATIONS.

     The pharmaceutical and biotechnology industries are intensely competitive. We believe that other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms of cell aging and cell immortality and potential applications in regenerative medicine, including the study of telomeres, telomerase, human embryonic stem cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

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

     As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than we do. Most significantly, competitive products may render the products that we develop obsolete.

  THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF OUR RESEARCH USING EMBRYONIC STEM CELLS AND NUCLEAR TRANSFER COULD PREVENT US FROM DEVELOPING OR GAINING ACCEPTANCE FOR COMMERCIALLY VIABLE PRODUCTS IN THIS AREA.

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

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant debate in social and political arenas. We use human pluripotent stem cells derived through a process that uses either donated embryos that are no longer necessary following a successful in vitro fertilization procedure or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush, however, announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created. A newly created president's council will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally, we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 -- the first mammal cloned from an adult cell. Geron acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, we continue to develop techniques for use in agricultural cloning. Government imposed restrictions with respect to any or all of these practices could:

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

  PUBLIC ATTITUDES TOWARDS GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS.

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

  ENTRY INTO CLINICAL TRIALS WITH ONE OR MORE PRODUCTS MAY NOT RESULT IN ANY COMMERCIALLY VIABLE PRODUCTS.

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

  IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY LIMIT OUR ABILITY TO PURSUE THE DEVELOPMENT OF OUR INTENDED TECHNOLOGIES AND PRODUCTS.

     Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

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

     Where several parties seek patent protection for the same technology, the U.S. Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. In our Form 10-K filings for 1999 and 2000, we reported that the U.S. Patent Office had suspended examination of two of our patent applications relating to telomerase pending a possible declaration of interference. The U.S. Patent Office has now lifted those suspensions and, in 2001, issued to us a U.S. patent with claims covering cloned human telomerase. While this was a positive development, it does not mean that the risk of an interference has been eliminated.

     The interference process can also be used to challenge a patent that has been issued to another party. As noted previously, the U.S. Patent Office has granted a request from Geron for the declaration of an interference between one of our pending applications and an issued patent in the area of nuclear transfer. We requested this interference in order to clarify our patent rights in the nuclear transfer area, and, based on a review of publicly available information, believe that the technology at issue was invented first at the Roslin Institute and is encompassed within our nuclear transfer license. However, we do not have access to the other party's invention records, and, as in any legal proceeding, the outcome is uncertain.

     If interferences or other challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

     Patent litigation may also be necessary to enforce patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of another. We may not be successful in any patent litigation. Patent litigation can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent litigation or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology.

  IF WE FAIL TO MEET OUR OBLIGATIONS UNDER LICENSE AGREEMENTS, WE MAY FACE LOSS OF OUR RIGHTS TO KEY TECHNOLOGIES ON WHICH OUR BUSINESS DEPENDS.

     Our business depends on our three core technology platforms, each of which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which would most likely lead to costly and time-consuming litigation. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were ultimately lost, our ability to carry on our business based on the affected technology platform would be severely affected.

  WE MAY BE SUBJECT TO LITIGATION THAT WILL BE COSTLY TO DEFEND OR PURSUE AND UNCERTAIN IN ITS OUTCOME.

     Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant effect on our business.

  WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND, AND WHICH MAY LIMIT OUR ABILITY TO USE DISPUTED TECHNOLOGIES AND PREVENT US FROM PURSUING RESEARCH AND DEVELOPMENT OR COMMERCIALIZATION OF POTENTIAL PRODUCTS.

     Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our research programs. In the event our technologies do infringe on the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

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

  MUCH OF THE INFORMATION AND KNOW-HOW THAT IS CRITICAL TO OUR BUSINESS IS NOT PATENTABLE AND WE MAY NOT BE ABLE TO PREVENT OTHERS FROM OBTAINING THIS INFORMATION AND ESTABLISHING COMPETITIVE ENTERPRISES.

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

  WE DEPEND ON OUR COLLABORATORS TO HELP US COMPLETE THE PROCESS OF DEVELOPING AND TESTING OUR PRODUCTS AND OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS MAY BE IMPAIRED OR DELAYED IF OUR COLLABORATIVE PARTNERSHIPS ARE UNSUCCESSFUL.

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

  OUR RELIANCE ON THE RESEARCH ACTIVITIES OF OUR NON-EMPLOYEE SCIENTIFIC ADVISORS AND OTHER RESEARCH INSTITUTIONS, WHOSE ACTIVITIES ARE NOT WHOLLY WITHIN OUR CONTROL, MAY LEAD TO DELAYS IN TECHNOLOGICAL DEVELOPMENTS.

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

  THE LOSS OF KEY PERSONNEL COULD SLOW OUR ABILITY TO CONDUCT RESEARCH AND DEVELOP PRODUCTS.

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

  WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE AGAINST POTENTIAL LIABILITIES IN ORDER TO PROTECT OURSELVES AGAINST PRODUCT LIABILITY CLAIMS.

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

  BECAUSE WE OR OUR COLLABORATORS MUST OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS IN THE UNITED STATES AND FOREIGN JURISDICTIONS, WE CANNOT PREDICT WHETHER OR WHEN WE WILL BE PERMITTED TO COMMERCIALIZE OUR PRODUCTS.

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

  TO BE SUCCESSFUL, OUR PRODUCTS MUST BE ACCEPTED BY THE HEALTH CARE COMMUNITY, WHICH CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS.

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

  THE REIMBURSEMENT STATUS OF NEWLY-APPROVED HEALTH CARE PRODUCTS IS UNCERTAIN AND FAILURE TO OBTAIN REIMBURSEMENT APPROVAL COULD SEVERELY LIMIT THE USE OF OUR PRODUCTS.

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

  OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND IMPROPER HANDLING OF THESE MATERIALS BY OUR EMPLOYEES OR AGENTS COULD EXPOSE US TO SIGNIFICANT LEGAL AND FINANCIAL PENALTIES.

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

  OUR STOCK PRICE HAS HISTORICALLY BEEN VERY VOLATILE.

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations such as media coverage, legislation and regulatory measures and the activities of various interest groups or organiza-tions. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1998 and December 31, 2001, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

  THE SALE OF A SUBSTANTIAL NUMBER OF SHARES, INCLUDING SHARES THAT WILL BECOME ELIGIBLE FOR SALE IN THE NEAR FUTURE, MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of December 31, 2001, we had 24,481,774 shares of common stock outstanding. Of these shares, approximately 10,534,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,623,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 911,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

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

  PROVISIONS IN OUR SHARE PURCHASE RIGHTS PLAN, CHARTER AND BYLAWS, AND PROVISIONS OF DELAWARE LAW, MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, WHICH MAY PREVENT HOLDERS OF OUR COMMON STOCK FROM BENEFITING FROM WHAT THEY BELIEVE MAY BE THE POSITIVE ASPECTS OF ACQUISITIONS AND TAKEOVERS.

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

ITEM 2.  PROPERTIES

     We currently lease approximately 65,000 square feet of office space at 200, 230 and 255 Constitution Drive, Menlo Park, California. The lease for 200 and 230 Constitution Drive expires in July 2004, with an option to renew the lease for an additional period of two and one-half years. The sublease for 255 Constitution Drive has an option to extend the term to coincide with the end date of the extension period for 200 and 230 Constitution Drive. We intend to use this space for general office and biomedical research and development purposes. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in May 2005. We believe that the existing facilities are adequate to meet our requirements for the near term.

ITEM 3.  LEGAL PROCEEDINGS

     As stated in our Form 10-Q for the fiscal period ended September 30, 2001, the Wisconsin Alumni Research Foundation ("WARF") filed suit on August 13, 2001 against Geron seeking a declaratory judgment concerning our rights and WARF's obligations under the 1999 license agreement between WARF and Geron. WARF's lawsuit addressed our option to obtain an exclusive license to cell types in addition to the six cell types already licensed to us and the scope of our exclusive license to commercialize research products based on those six cell types. WARF had also stated its dissatisfaction with the development plans for the six cell types we submitted to WARF and with our progress in commercializing therapeutic products based on the WARF patents, although WARF did not file any claim in the lawsuit with respect to the development plans in the lawsuit. On January 8, 2002, as stated in our Form 8-K filed on January 9, 2002, we entered into a settlement agreement with WARF that resolved all disputes between us and WARF, and also entered into a new license agreement that supersedes the 1999 license agreement. Under the new license agreement, we have the exclusive license to commercialize therapeutic and diagnostic products based on three cell types, the non-exclusive license to commercialize therapeutic and diagnostic products based on three other cell types, and the non-exclusive license to commercialize research products based on six cell types. We have also agreed to grant licenses on reasonable commercial terms under certain of our intellectual property to certain non-exclusive licensees of WARF's patents. WARF's potential remedies for our alleged failure to meet development milestones or otherwise fulfill our development plans are strictly defined and limited in the new license agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our common stock trades on the Nasdaq Stock Market(R) under the symbol GERN. The high and low closing sales prices (excluding retail markup, markdowns and commissions) of our stock for the years ending December 31, 2001 and 2000 are as follows:

                                                               HIGH       LOW
                                                              -------   -------
Year ended December 31, 2001
  First quarter.............................................  $20.313   $ 9.875
  Second quarter............................................  $15.480   $ 9.484
  Third quarter.............................................  $18.580   $ 9.070
  Fourth quarter............................................  $14.000   $ 8.230
Year ended December 31, 2000
  First quarter.............................................  $68.000   $13.000
  Second quarter............................................  $35.000   $16.000
  Third quarter.............................................  $33.500   $21.000
  Fourth quarter............................................  $24.625   $14.750

     As of December 31, 2001, there were approximately 868 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

DIVIDEND POLICY

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                              -----------   -----------   -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues from collaborative agreements......  $     3,280   $     6,500   $     5,244   $     6,706   $     7,175
License fees and royalties..................          340           109           168            91            78
                                              -----------   -----------   -----------   -----------   -----------
    Total revenues..........................        3,620         6,609         5,412         6,797         7,253
Operating expenses:
  Research and development..................       29,018        23,548        20,571        15,619        15,139
  Acquired in-process research
    technology(1)...........................           --            --        23,403            --            --
  General and administrative................        9,621         9,273         5,574         3,769         3,120
                                              -----------   -----------   -----------   -----------   -----------
    Total operating expenses................       38,639        32,821        49,548        19,388        18,259
                                              -----------   -----------   -----------   -----------   -----------
Loss from operations........................      (35,019)      (26,212)      (44,136)      (12,591)      (11,006)
Interest and other income...................        5,860         5,922         3,263         2,666         1,757
Conversion expense(2).......................      (11,910)           --            --            --            --
Interest and other expense..................       (1,004)      (12,284)       (5,503)         (907)         (392)
                                              -----------   -----------   -----------   -----------   -----------
Loss before cumulative effect of a change in
  accounting principle......................      (42,073)      (32,574)      (46,376)      (10,832)       (9,641)
Cumulative effect of a change in accounting
  principle(3)..............................           --       (13,259)           --            --            --
                                              -----------   -----------   -----------   -----------   -----------
Net loss....................................      (42,073)      (45,833)      (46,376)      (10,832)       (9,641)
Accretion of redemption value of redeemable
  convertible preferred stock...............           --            --           (73)         (578)           --
                                              -----------   -----------   -----------   -----------   -----------
Net loss applicable to common
  stockholders..............................  $   (42,073)  $   (45,833)  $   (46,449)  $   (11,410)  $    (9,641)
                                              ===========   ===========   ===========   ===========   ===========
Basic and diluted net loss per share:
Loss per share before cumulative effect of a
  change in accounting principle............  $     (1.90)  $     (1.56)  $     (3.00)  $     (1.00)  $     (0.91)
Cumulative effect of a change in accounting
  principle.................................           --         (0.64)           --            --            --
                                              -----------   -----------   -----------   -----------   -----------
Net loss per common share...................  $     (1.90)  $     (2.20)  $     (3.00)  $     (1.00)  $     (0.91)
                                              ===========   ===========   ===========   ===========   ===========
Shares used in computing net loss per common
  share.....................................   22,121,833    20,869,791    15,489,035    11,439,084    10,551,054
                                              ===========   ===========   ===========   ===========   ===========

---------------

(1) In May 1999, we recognized $23.4 million as acquired in-process research technology expense for the value of the nuclear transfer technology license obtained through the acquisition of Roslin Bio-Med.

(2) In November 2001, we amended the terms of the series D convertible debentures and warrants and converted a portion of the outstanding series D convertible debentures. We recognized $11.9 million as conversion expense related to this amendment and conversion.

(3) In November 2000, we adopted a new accounting principle which retroactively affected the calculation of the beneficial conversion features associated with the series C convertible debentures issued in September 1999 and the series D convertible debentures issued in June 2000. We recognized an additional $13.3 million in imputed non-cash interest expense to reflect the change in accounting principle.

                                                                            DECEMBER 31,
                                                       -------------------------------------------------------
                                                         2001        2000        1999        1998       1997
                                                       ---------   ---------   ---------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, restricted cash, cash equivalents and
  short-term investments.............................  $  69,473   $  33,025   $  39,287   $ 24,469   $ 21,597
Working capital......................................     61,384      26,470      32,481     22,261     19,739
Total assets.........................................     96,231     114,030      63,701     44,456     26,056
Noncurrent liabilities...............................     24,377      41,987      29,527      8,101      1,250
Redeemable convertible preferred stock...............         --          --          --      3,610         --
Accumulated deficit..................................   (191,875)   (149,802)   (103,969)   (57,520)   (46,110)
Total stockholders' equity...........................     61,542      63,918      26,226     29,191     21,066

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

     We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine and research tools for drug discovery. Our product development programs are based upon three patented core technologies: telomerase, human embryonic stem cells and nuclear transfer.

     In January 2001, we and Pharmacia agreed to terminate our license and research collaboration agreement. All product rights for telomerase inhibition reverted to us. We continue our development work on compounds that inhibit telomerase for the treatment of cancer.

     In August 2001, Kyowa Hakko selected our compound, GRN163, for development as an anti-cancer drug. We and Kyowa Hakko are now focused on preparing and testing GRN163 prior to initiation of human clinical trials. The Geron and Kyowa Hakko collaboration includes the development and marketing of telomerase inhibitors for the Asian market. We retain all rights in North America, Europe and the rest of the world outside Asia.

     Our nuclear transfer technology continues to be in demand by various companies working in the agriculture sector as well as in the production of biologicals. In 2001, we signed license or license option agreements with ProLinia, Inc., Clone International Pty Ltd. and AgResearch Pty Ltd. for improved cattle production and agreements with AviGenics, Inc. and Viragen, Inc. for improved poultry and production of biologicals. We also signed a license with Nexia Biotechnologies Inc. for the production of synthetic silk proteins for medical and industrial uses. With each agreement, we received license or option fees payable in cash or equity as well as share future revenues from products that use our nuclear transfer technology.

     In November 2001, an institutional investor converted all of the remaining $6.25 million of series C convertible debentures plus accrued interest into 635,516 shares of our common stock. As a result, no series C convertible debentures remain outstanding. Also in November 2001, this institutional investor converted $10.0 million of series D convertible debentures into 1,011,122 shares of our common stock. We amended the terms of the remaining $15.0 million of series D convertible debentures held by this investor to carry a 2.5% coupon, have a fixed conversion price of $20.00 per share and have the maturity date extended to June 2005. We also amended the related outstanding Series D warrants to include new exercise prices and to extend the exercise periods.

     In December 2001, we sold $7.3 million of our common stock under an equity line financing facility.

     In January 2002, we resolved a federal lawsuit with the Wisconsin Alumni Research Foundation and entered into a new license for the commercialization of human embryonic stem cell technology. The new agreement supersedes the earlier license, and resolves all issues related to the lawsuit filed by WARF against us in August 2001. We do not expect an adverse accounting impact on our financial condition or results of operations related to this new license agreement.

CRITICAL ACCOUNTING POLICIES

     We consider certain accounting policies related to revenue recognition, consolidation and use of estimates to be critical policies.

  REVENUE RECOGNITION

     Since Geron's inception, a substantial portion of our revenues has been generated from license and research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which has not been earned.

     We also have several license, option and marketing agreements with various diagnostic, research tools, agriculture and biologics production companies. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We generally recognize royalties as revenue upon receipt.

  CONSOLIDATION

     Our consolidated financial statements include the results of Geron in the United States and our wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Transactions and accounts between us and Geron Bio-Med have been eliminated. We translate the assets and liabilities of Geron Bio-Med from British pounds sterling into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenues and expenses of Geron Bio-Med using average monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income
(loss), a separate component of stockholders' equity.

  USE OF ESTIMATES

     In preparing our consolidated financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations, estimated lives for license agreements related to deferred revenue and assumptions for valuing options and warrants. Actual results could differ from these estimates.

RESULTS OF OPERATIONS

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

REVENUES

     We recognized revenues from collaborative agreements of $3.3 million in fiscal 2001 compared to $6.5 million in fiscal 2000 and $5.2 million in fiscal 1999. Revenues in 2001, 2000 and 1999 represented research support payments from our collaborative agreements with Kyowa Hakko and Pharmacia. The decrease in revenues in 2001 was a result of terminating our agreement with Pharmacia in January 2001. The increase in revenues in 2000 was a result of the extension of our three-way agreement with Kyowa Hakko and Pharmacia. We recognize revenue under collaborative agreements as we incur the related research and development costs. We received $2.0 million, $2.0 million and none in funding payments under the Kyowa Hakko agreement in 2001, 2000 and 1999, respectively. We recognized $1.3 million in fiscal 2001 and $5.0 million each in fiscal 2000 and 1999 in revenue for funding payments received under the Pharmacia agreement. We expect revenues under collaborative agreements to decrease in the future as a result of contractually agreed reduced research funding from Kyowa Hakko.

     We have entered into license and option agreements with companies involved with diagnostics, research tools, agriculture, biologics production and cancer immunotherapy. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination. We recognized license and option fee revenues of $200,000 and $75,000 in 2001 and 1999, respectively related to our various agreements. No license or option fees were recognized in 2000. Also, we received royalties of $140,000, $109,000 and $94,000 in 2001, 2000 and 1999, respectively on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $767,000 in 2002, $202,000 in 2003, $158,000 in 2004,
$127,000 in 2005 and $610,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $29.0 million, $23.5 million and $20.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 was primarily the result of increased scientific personnel expenses of $3.2 million, increased sponsored research of $424,000 and increased scientific supplies of $1.1 million. The increase in 2000 from 1999 was primarily the result of increased contract research expenses of $1.4 million, increased license fees for research technology of $880,000 and higher scientific supplies of $640,000. We expect research and development expenses to increase significantly in the future as a result of the continued development of our therapeutic and diagnostic programs.

     The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of the our potential products. In general, biopharmaceutical development involves a series of steps -- beginning with identification of a potential target and including, among others, proof of concept in animals and Phase 1, 2, and 3 clinical studies in humans -- each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, supplies, equipment, consultants, patent filings and sponsored research at academic and research institutions. Future research and development expenses would also include costs related to clinical trials.

     Currently, our lead oncology development product, GRN163, is in animal studies. Upon conclusive results from those animal studies, we expect to enter Phase 1 clinical studies with this product in 2003. We are currently sponsoring a Phase 1 clinical study at Duke University Medical Center for a telomerase immunotherapy for patients with prostate cancer. The results of this study will be evaluated in 2002 and 2003. Future clinical progress of this product will depend on the study results. We plan to begin testing several cell types differentiated from human embryonic stem cells in animal models of disease in 2002, including neurons for the treatment of Parkinson's disease and cardiomyocytes for the treatment of heart disease. If these tests are successful, we will continue clinical development of these products in accordance with FDA guidelines.

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the section titled "Because we or our collaborators must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products" in the section of Item 1 entitled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-K.

  ACQUIRED IN-PROCESS RESEARCH TECHNOLOGY EXPENSES

     Acquired in-process research technology expenses were the result of the acquisition of Roslin Bio-Med in May 1999. We used the purchase method of accounting. We allocated the purchase price between the acquired basic research in the form of a license to the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med. We expensed the value of the nuclear transfer technology of $23.4 million as acquired research in-process technology expense and capitalized the value of the research agreement of $17.2 million as an intangible asset. The total purchase price of $44.4 million also included acquisition costs of $2.9 million.

     The license to the nuclear transfer technology was the only significant asset of Roslin Bio-Med. We intend to enhance the research and development of the nuclear transfer technology by combining it with our other technology platforms. Future products, if any, may take several years to develop and commercialize and will require substantial additional funds. We may never be able to create a commercial product from the nuclear transfer technology. We concluded that this technology had no alternative future use, and accordingly, expensed the value of the acquired research in-process technology at the time of the acquisition.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $9.6 million, $9.3 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 was the result of a net increase in personnel related costs of $741,000 and legal expenses of $793,000 offset by reduced business consulting expenses of $1.5 million. The increase in 2000 from 1999 was primarily the result of increased business consulting expenses of $3.0 million. We do not expect general and administrative expenses to increase significantly in the near future.

  INTEREST AND OTHER INCOME

     Interest income was $5.0 million, $5.4 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 as compared to 2000 was primarily due to lower interest rates and decreasing cash and investment balances. The increase in 2000 and 1999 was due to higher average cash and investment balances as a result of investing proceeds from the sale of debt and equity securities in 2000 and 1999. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $794,000, $400,000 and $1.0 million in research payments under government grants for the years ended December 31, 2001, 2000 and 1999, respectively. We expect income from government grants to decrease in the future.

  INTEREST AND OTHER EXPENSE

     Interest and other expense was $1.0 million, $12.3 million and $5.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in interest and other expense for 2001 was primarily the result of lower expenses related to convertible debentures. The increase in interest and other expense in 2000 over 1999 was primarily the result of the various convertible debenture financings during 2000. In connection with the issuance of series D convertible debentures in June 2000, we recorded approximately $616,000 in interest expense for the difference between the fair value of our common stock on the date of signing and the conversion price of the debentures. In addition, we recorded the $10.5 million value of the warrant issued with the series D convertible debentures as a charge to interest expense and an increase to additional-paid-in capital.

     At the end of 2000, we adopted a new accounting principle as required by the Financial Accounting Standards Board. This new principle required us to modify the way we calculated the interest expense recognized for the difference between the fair value of our common stock on the closing date of the convertible debenture financing and the conversion price of the debentures. We were required to apply this new accounting principle retroactively to the September 1999 series C convertible debenture issuance. As a result of adopting this new accounting principle, we recognized $13.3 million in imputed non-cash interest expense and have recorded this charge as a cumulative effect of a change in accounting principle.

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

  CONVERSION EXPENSE

     In connection with the restructuring agreement for our series D convertible debentures in November 2001, we modified the terms of $10.0 million of our outstanding series D convertible debentures by reducing the conversion price to 92% of the closing bid price on the date of conversion by the investor and, as a result, we recorded $7.2 million as conversion expense. The conversion expense was calculated as the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement.

     We also modified the terms of the remaining $15.0 million of our series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, we modified the terms of the related warrants that were originally issued with our series D convertible debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3.4 million. We also recorded the remaining $15.0 million of the amended series D convertible debentures at a fair value of $16.3 million with the offsetting difference of $1.3 million being recorded as conversion expense. The excess of the fair value over the face value of the debentures is being amortized over the life of the debentures as a reduction of interest expense ($59,000 in 2001). We are also accruing 2.5% interest on the amended debentures as interest expense over the life of the debentures ($54,000 in 2001). The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

  NET LOSS

     Losses before cumulative effect of a change in accounting principle were $42.1 million, $32.6 million and $46.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net losses after cumulative effect of a change in accounting principle were $42.1 million, $45.8 million and $46.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in net loss in 2001 compared to 2000 was the net result of higher operating expenses, conversion expense related to amending series D convertible debentures and warrants, decreased revenues from collaborative agreements and reduced interest expense and cumulative effect of a change in accounting principle. The net loss for 2000 was the net result of increased operating expenses, interest expense and cumulative effect of a change in accounting principle which was offset by the decrease in acquisition costs from 1999 which included the charge for acquired in-process research technology in connection with the acquisition of Roslin Bio-Med and the amortization of the research funding obligation to the Roslin Institute.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and investments at December 31, 2001 were $79.6 million compared to $95.8 million at December 31, 2000 and $42.9 million at December 31, 1999. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The decrease in cash, cash equivalents and investments in 2001 was the result of cash used in operations. The increase in cash, cash equivalents and investments in 2000 was primarily the result of the exercise of warrants, the sale of equity to a private investor and the sale of convertible debentures.

     Net cash used in operations was $22.4 million in 2001 and $13.9 million in 2000. The increase in net cash used in operations in 2001 was primarily the result of increased research and development expenses. Cash used in operations in 2000 was primarily the result of the net loss for the year of $45.8 million offset partially by non-cash charges including $24.4 million of interest arising from the beneficial conversion feature of convertible debentures and the value of warrants issued with convertible debentures. We expect that our net cash used in operations will increase in 2002 as a result of increased research and development expenses.

     Through December 31, 2001, we have invested approximately $12.0 million in property and equipment, of which approximately $7.8 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $825,000, $241,000, $38,000 and $20,000 in 2002, 2003, 2004 and 2005, respectively. As of December 31, 2001, we had approximately $1.4 million available for borrowing under our equipment financing facility. The drawdown period under the equipment financing facility expires on August 31, 2002. We intend to renew the commitment for a new equipment financing facility in 2002 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     In January 2001, we and Pharmacia agreed to terminate our license and research collaboration agreement. All product rights for telomerase inhibition reverted to us. We will seek further funding through other strategic collaborations, public or private equity financing, or other financing sources. In 2001, we received $2.0 million from Kyowa Hakko as a result of the extension signed in 2000. Kyowa Hakko is not contractually obligated to provide any further research funding.

     In September 1999, we sold $12.5 million in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures were convertible at any time by the holder at a fixed conversion price of $10.25 per share. In March 2000, $6.3 million of principal of series C convertible debentures converted into approximately 615,000 shares of our common stock. In addition, we received proceeds of $13.8 million from the exercise of all of the series C warrants. In November 2001, all of the remaining $6.3 million of series C convertible debentures plus accrued interest were converted by the holder into approximately 636,000 shares of our common stock. As of December 31, 2001, no series C convertible debentures and no series C warrants were outstanding.

     In June 2000, we sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of our common stock to an institutional investor. The debentures were convertible at any time by the holder at a fixed conversion price of $29.95 per share. If unconverted, the debentures had a maturity date of June 29, 2003. The warrants to purchase 834,836 shares of common stock were exercisable at $37.43 per share at the option of the holder through December 2001. In November 2001, $10.0 million of series D convertible debentures were converted by the holder into approximately 1,011,000 shares of our common stock at a conversion price of $9.89 per share, reflecting a modification of the terms of these debentures. We amended the terms of the remaining $15.0 million of series D convertible debentures to carry a 2.5% coupon, have a fixed conversion price of $20.00 per share and have the maturity date extended to June 2005. We also amended the outstanding series D warrants. The amended series D-1 warrant to purchase 333,935 shares of our common stock is exercisable at $15.625 per share through June 30, 2003. The amended series D-2 warrant to purchase 500,901 shares of our common stock is exercisable at $25.00 per share through December 31, 2006. As of December 31, 2001, $15.0 million of series D convertible debentures and series D-1 and D-2 warrants to purchase 834,836 shares of our common stock remained outstanding.

     In September 2000, we entered into an agreement with an institutional investor for an equity financing facility covering the sale of up to $50.0 million of our common stock over 24 months. The shares will be sold at our discretion at a discount to the then current market price of our common stock on the day of sale. We control the amount and timing of each sale of stock.

     In October 2000, we sold $2.5 million of our common stock under the equity line financing facility and issued approximately 88,000 shares. In December 2001, we sold $7.3 million of our common stock under our equity line financing facility and issued approximately 758,000 shares. As of December 31, 2001, $40.2 million remains available under the equity line. This line expires in September 2002.

     Our contractual obligations for the next five years, and thereafter are as follows:

                                                       PRINCIPAL PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS(1)            LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS    TOTAL
--------------------------            ----------------   ---------   ---------   -------------   -------
                                                            (AMOUNTS IN THOUSANDS)
Convertible debentures(2)...........           --             --      $15,000          --        $15,000
Equipment loans.....................       $  825         $  279           20          --          1,124
Operating leases....................          994          2,032           --          --          3,026
Research funding....................        3,085          6,682        2,260        $281         12,308
                                           ------         ------      -------        ----        -------
  Total contractual cash
     obligations....................       $4,904         $8,993      $17,280        $281        $31,458
                                           ======         ======      =======        ====        =======

---------------

(1) This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2) Our convertible debentures may be converted to common stock prior to their maturity date, therefore may not require use of our capital resources.

     We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through at least June 30, 2003. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

     Interest Rate Sensitivity. The fair value of our available-for-sale securities at December 31, 2001 was $78.7 million. These investments include $18.3 million of cash and cash equivalents which are due in less than 90 days, $50.2 million of short-term investments which are due in less than one year and $10.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the fiscal 2001 year end, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next four years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of December 31, 2001, we did not engage in foreign currency hedging activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying consolidated balance sheets of Geron Corporation at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 7 to the consolidated financial statements, in 2000 the Company changed its method of accounting for convertible debentures in accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."

                                                 /s/ ERNST & YOUNG LLP

Palo Alto, California
February 8, 2002

                               GERON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 2001            2000
                                                              -----------     -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
ASSETS

Current assets:
  Cash and cash equivalents.................................   $  18,773       $  29,985
  Restricted cash...........................................         530             530
  Short-term investments....................................      50,170           2,510
  Interest and other receivables............................       1,297           1,156
  Notes receivable from related parties.....................         223              50
  Other current assets......................................         703             364
                                                               ---------       ---------
          Total current assets..............................      71,696          34,595
Long-term investments.......................................      10,168          62,760
Equity investments in licensees.............................         699              --
Notes receivable from related parties.......................         292             282
Property and equipment, net.................................       3,587           3,681
Deposits and other assets...................................         241             299
Intangible assets, net......................................       9,548          12,413
                                                               ---------       ---------
                                                               $  96,231       $ 114,030
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,338       $   1,459
  Accrued compensation......................................       1,272             616
  Accrued liabilities.......................................       1,715             708
  Current portion of deferred revenue.......................         767             550
  Current portion of equipment loans........................         825             923
  Current portion of research funding obligation............       4,395           3,869
                                                               ---------       ---------
          Total current liabilities.........................      10,312           8,125
Noncurrent portion of deferred revenue......................       1,097              --
Noncurrent portion of equipment loans.......................         299           1,030
Noncurrent portion of research funding obligation...........       6,686           9,551
Convertible debentures......................................      16,295          31,406
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value; 3,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 2001 and 2000.............................          --              --
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 24,481,774 and 21,780,812 shares issued and
     outstanding in 2001 and 2000, respectively.............          24              22
  Additional paid-in-capital................................     253,595         214,012
  Deferred compensation.....................................        (234)           (475)
  Accumulated deficit.......................................    (191,875)       (149,802)
  Accumulated other comprehensive income....................          32             161
                                                               ---------       ---------
          Total stockholders' equity........................      61,542          63,918
                                                               ---------       ---------
                                                               $  96,231       $ 114,030
                                                               =========       =========

                            See accompanying notes.

                               GERON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                           AMOUNTS)
Revenues from collaborative agreements..................  $     3,280    $     6,500    $     5,244
License fees and royalties..............................          340            109            168
                                                          -----------    -----------    -----------
          Total revenues................................        3,620          6,609          5,412
Operating expenses:
  Research and development..............................       29,018         23,548         20,571
  Acquired in-process research technology...............           --             --         23,403
  General and administrative............................        9,621          9,273          5,574
                                                          -----------    -----------    -----------
          Total operating expenses......................       38,639         32,821         49,548
                                                          -----------    -----------    -----------
Loss from operations....................................      (35,019)       (26,212)       (44,136)
Interest and other income...............................        5,860          5,922          3,263
Conversion expense......................................      (11,910)            --             --
Interest and other expense..............................       (1,004)       (12,284)        (5,503)
                                                          -----------    -----------    -----------
Loss before cumulative effect of a change in accounting
  principle.............................................      (42,073)       (32,574)       (46,376)
Cumulative effect of a change in accounting principle...           --        (13,259)            --
                                                          -----------    -----------    -----------
Net loss................................................      (42,073)       (45,833)       (46,376)
Accretion of redemption value of redeemable convertible
  preferred stock.......................................           --             --            (73)
                                                          -----------    -----------    -----------
Net loss applicable to common stockholders..............  $   (42,073)   $   (45,833)   $   (46,449)
                                                          ===========    ===========    ===========
BASIC AND DILUTED NET LOSS PER SHARE:
Loss per share before cumulative effect of a change in
  accounting principle..................................  $     (1.90)   $     (1.56)   $     (3.00)
Cumulative effect of a change in accounting principle...           --          (0.64)            --
                                                          -----------    -----------    -----------
Net loss per common share...............................  $     (1.90)   $     (2.20)   $     (3.00)
                                                          ===========    ===========    ===========
Shares used in computing net loss per common share......   22,121,833     20,869,791     15,489,035
                                                          ===========    ===========    ===========

                            See accompanying notes.

                               GERON CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                       COMMON STOCK       ADDITIONAL                                    OTHER           TOTAL
                                    -------------------    PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT     INCOME (LOSS)      EQUITY
                                    ----------   ------   ----------   ------------   -----------   -------------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balances at December 31, 1998.....  13,661,274    $13      $ 88,051      $(1,383)      $ (57,520)       $  30         $ 29,191
Net loss..........................          --     --            --           --         (46,376)          --          (46,376)
Net change in unrealized gain
  (loss) on available-for-sale
  securities......................          --     --            --           --              --         (144)            (144)
Cumulative translation
  adjustment......................          --     --            --           --              --           32               32
                                                                                                                      --------
Comprehensive loss................                                                                                     (46,488)
Issuance of common stock in
  connection with acquisition.....   2,100,000      2        24,384           --              --           --           24,386
Beneficial conversion feature
  related to convertible
  debentures issued...............          --     --           867           --              --           --              867
Conversion of convertible
  debentures......................   1,200,000      1        11,058           --              --           --           11,059
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing.......................          --     --         3,451           --              --           --            3,451
Accrual of penalty under
  convertible debentures..........          --     --           625           --              --           --              625
Accretion of premium on redemption
  of convertible preferred
  stock...........................          --     --            --           --             (73)          --              (73)
Issuance of common stock in
  exchange for services...........      21,126     --           442           --              --           --              442
Issuance of common stock to
  certain research institutions,
  net of issuance costs of $5.....      92,000     --         1,079           --              --           --            1,079
Issuance of common stock upon
  exercise of warrants............       3,229     --            21           --              --           --               21
Issuance of common stock under
  employee stock plans, net.......     303,466      1         1,135           --              --           --            1,136
Amortization of deferred
  compensation....................          --     --            --          530              --           --              530
                                    ----------    ---      --------      -------       ---------        -----         --------
Balances at December 31, 1999.....  17,381,095     17       131,113         (853)       (103,969)         (82)          26,226
Net loss..........................          --     --            --           --         (45,833)          --          (45,833)
Net change in unrealized gain
  (loss) on available-for-sale
  securities......................          --     --            --           --              --          333              333
Cumulative translation
  adjustment......................          --     --            --           --              --          (90)             (90)
                                                                                                                      --------
Comprehensive loss................                                                                                     (45,590)
Issuance of common stock in
  connection with equity line less
  issuance costs of $9............      87,654      1         2,491           --              --           --            2,492
Issuance of common stock in
  connection with private investor
  financing.......................     380,855     --         9,000           --              --           --            9,000
Beneficial conversion feature
  related to convertible
  debentures issued...............          --     --           616           --              --           --              616
Conversion of convertible
  debentures......................     915,069      1         9,076           --              --           --            9,077
Issuance of warrants to purchase
  common stock in connection with
  convertible debenture
  financing.......................          --     --        10,527           --              --           --           10,527
Issuance of warrants to purchase
  common stock in exchange for
  services........................          --     --         3,780           --              --           --            3,780
Issuance of common stock in
  exchange for services...........      62,866      1         1,318           --              --           --            1,319
Issuance of common stock to
  certain research institutions...      58,149     --           691           --              --           --              691
Issuance of common stock upon
  exercise of warrants............   2,400,000      2        29,392           --              --           --           29,394
Issuance of common stock under
  employee stock plans, net.......     495,124     --         2,749           --              --           --            2,749
Amortization of deferred
  compensation....................          --     --            --          378              --           --              378
Effect of a change in accounting
  principle, beneficial conversion
  related to convertible
  debentures issued ($10,527 in
  2000 and $2,732 in 1999)........          --     --        13,259           --              --           --           13,259
                                    ----------    ---      --------      -------       ---------        -----         --------
Balances at December 31, 2000.....  21,780,812     22       214,012         (475)       (149,802)         161           63,918
Net loss..........................          --     --            --           --         (42,073)          --          (42,073)
Net change in unrealized gain
  (loss) on available-for-sale
  securities and equity investment
  in licensees....................          --     --            --           --              --          (99)             (99)
Cumulative translation
  adjustment......................          --     --            --           --              --          (30)             (30)
                                                                                                                      --------
Comprehensive loss................                                                                                     (42,202)
Issuance of common stock in
  connection with equity line.....     757,885      1         7,252           --              --           --            7,253
Conversion of convertible
  debentures......................   1,646,638      1        27,122           --              --           --           27,123
Issuance of warrants to purchase
  common stock in exchange for
  services........................          --     --            86           --              --           --               86
Issuance of warrants to purchase
  common stock to certain
  institutions....................          --     --           992           --              --           --              992
Stock-based compensation related
  to issuance of common stock and
  options in exchange for
  services........................       2,473     --         1,717           --              --           --            1,717
Issuance of common stock to
  certain research institutions...     100,000     --         1,066           --              --           --            1,066
Issuance of common stock upon
  exercise of warrants............      27,341     --           449           --              --           --              449
Issuance of common stock under
  employee stock plans, net.......     166,625     --           899           --              --           --              899
Amortization of deferred
  compensation....................          --     --            --          241              --           --              241
                                    ----------    ---      --------      -------       ---------        -----         --------
Balances at December 31, 2001.....  24,481,774    $24      $253,595      $  (234)      $(191,875)       $  32         $ 61,542
                                    ==========    ===      ========      =======       =========        =====         ========

                            See accompanying notes.

                               GERON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(42,073)  $(45,833)  $(46,376)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,264      1,411      1,281
  Gain on investments.......................................       132         --         --
  Loss on equity investments in licensees...................        18         --         --
  Conversion expense related to modification of series D
    convertible debentures and warrants.....................    11,910         --         --
  Amortization of intangible assets, principally research
    related.................................................     2,865      2,864      1,910
  Interest related to beneficial conversion feature.........        --     24,402      3,599
  Accretion of discount on convertible debentures...........        --          8        241
  Interest expense related to convertible debentures, net of
    premium amortization....................................       102        148        688
  Acquired in-process research technology...................        --         --     23,403
  Accretion of interest on research funding obligation......       490        491        312
  Expense related to common stock issued for services
    rendered................................................     4,310      3,995      1,542
  Amortization of deferred compensation.....................       241        378        530
  Changes in assets and liabilities:
    Interest and other receivables..........................      (141)      (451)      (182)
    Other current assets....................................      (339)        35        286
    Notes receivable from related parties...................      (183)       (19)       (63)
    Equity investments in licensees.........................    (1,010)        --         --
    Deposits and other assets...............................        58        (48)       (62)
    Accounts payable........................................      (121)       138        137
    Accrued compensation....................................       656       (104)         3
    Accrued liabilities.....................................     1,007        536      1,500
    Deferred revenue........................................     1,314        550       (244)
    Research funding payments...............................    (2,829)    (2,190)    (2,363)
    Translation adjustment..................................       (94)      (233)        49
                                                              --------   --------   --------
        Net cash used in operating activities...............   (22,423)   (13,922)   (13,809)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (1,106)    (1,181)    (2,728)
Net cash acquired in Roslin Bio-Med acquisition.............        --         --        983
Purchases of securities available-for-sale..................   (54,505)   (62,334)   (31,294)
Proceeds from maturities of securities available-for-sale...    28,209     16,480     18,103
Proceeds from sales/calls of securities
  available-for-sale........................................    31,290     15,526      2,004
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................     3,888    (31,509)   (12,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures and
  warrants..................................................        --     25,000     20,000
Proceeds from equipment loans...............................       102        201      2,027
Payments of obligations under capital leases and equipment
  loans.....................................................      (931)    (1,218)    (1,263)
Redemption of redeemable convertible preferred stock........        --         --     (3,683)
Proceeds from issuance of common stock, net.................     8,152     43,598      1,135
                                                              --------   --------   --------
        Net cash provided by financing activities...........     7,323     67,581     18,216
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (11,212)    22,150     (8,525)
Cash and cash equivalents, at beginning of year.............    29,985      7,835     16,360
                                                              --------   --------   --------
Cash and cash equivalents, at end of year...................  $ 18,773   $ 29,985   $  7,835
                                                              ========   ========   ========

                            See accompanying notes.

                               GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Geron Corporation ("Geron" or the "Company") was incorporated in the State of Delaware on November 29, 1990. Geron is a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for applications in oncology and regenerative medicine, and research tools for drug discovery. Geron's product development programs are based upon three patented core technologies: telomerase, human embryonic stem cells and nuclear transfer. Principal activities to date have included obtaining financing, recruiting management and technical personnel, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

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

  NET LOSS PER SHARE

     Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

                               GERON CORPORATION

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2001              2000              1999
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Loss before cumulative effect of a change in
  accounting principle..............................   $   (42,073)      $   (32,574)      $   (46,376)
Cumulative effect of a change in accounting
  principle.........................................            --           (13,259)               --
                                                       -----------       -----------       -----------
Net loss............................................       (42,073)          (45,833)          (46,376)
Accretion of redemption value of redeemable
  convertible preferred stock.......................            --                --               (73)
                                                       -----------       -----------       -----------
Net loss applicable to common stockholders..........   $   (42,073)      $   (45,833)      $   (46,449)
                                                       ===========       ===========       ===========
BASIC AND DILUTED NET LOSS PER SHARE:
Loss per share before cumulative effect of a change
  in accounting principle...........................   $     (1.90)      $     (1.56)      $     (3.00)
Cumulative effect of a change in accounting
  principle.........................................            --             (0.64)               --
                                                       -----------       -----------       -----------
Basic and diluted net loss per common share.........   $     (1.90)      $     (2.20)      $     (3.00)
                                                       ===========       ===========       ===========
Weighted average shares of common stock outstanding
  used in computing net loss per common share.......    22,121,833        20,869,791        15,489,035
                                                       ===========       ===========       ===========

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,454,846, 2,069,229 and 1,392,833 shares related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value) for 2001, 2000 and 1999, respectively. In addition, had the Company been in a net income position, diluted earnings per share would also have included 752,671, 1,479,760, and 235,305 shares in 2001, 2000 and 1999, respectively, related to convertible debentures.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES AVAILABLE-FOR-SALE

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company's investments include corporate notes in United States corporations and municipal securities with original maturities ranging from five to 20 months.

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

                               GERON CORPORATION

  REVENUE RECOGNITION

     Since Geron's inception, a substantial portion of its revenues has been generated from license and research agreements with collaborators. The Company recognizes revenue under these collaborative agreements as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned.

     The Company also has several license, option and marketing agreements with various diagnostic, research tools, agriculture and biologics production companies. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Royalties are generally recognized upon receipt.

     The majority of the Company's revenues was earned in the United States. Two customers accounted for 35% and 55% of the Company's 2001 revenues, 76% and 22% of the Company's 2000 revenues, and 92% and 5% of the Company's 1999 revenues. In January 2001, the Company and its largest customer, accounting for 76% of 2000 revenues, agreed to terminate its agreement.

  RESTRICTED CASH

     As of December 31, 2001 and 2000, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

  MARKETABLE AND NON-MARKETABLE EQUITY INVESTMENTS IN LICENSEES

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at the market value as of the balance sheet date. Unrealized gains and losses are included as a separate component of stockholders' equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities", requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded in the years ended December 31, 2001, 2000 and 1999.

  DEPRECIATION AND AMORTIZATION

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, unrealized holding gains and losses on our available-for-sale securities and equity investments in licensees, which were reported separately in stockholders' equity, and the cumulative translation adjustment are included in accumulated other comprehensive income (loss). Comprehensive income (loss) of $32,000,

                               GERON CORPORATION

$161,000 and $(82,000) for the years ended December 31, 2001, 2000 and 1999, respectively, have been reflected in the consolidated statement of stockholders' equity.

  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

  RECLASSIFICATIONS

     Certain reclassifications of prior year amounts have been made to conform to current year presentation, including restricted cash and notes receivable from stockholders.

2.  ACQUISITION

     In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and has committed approximately $20,000,000 in research funding over six years which using an effective interest rate of 6% had a net present value of $17,200,000. As of December 31, 2001 and 2000, the present value of our remaining commitment was $11,081,000 and $13,420,000, respectively. The Company issued 1,891,371 shares of its common stock with a fair value of $22,200,000 in exchange for all of the outstanding shares of Roslin Bio-Med Ltd. In addition, the Company issued fully vested options to purchase 208,629 shares of Geron common stock with a fair value of $2,200,000 in exchange for the outstanding fully vested stock options in Roslin Bio-Med Ltd. The total purchase price of $44,400,000 also included acquisition costs of $2,900,000. Under the terms of the agreement,

                               GERON CORPORATION

Roslin Bio-Med Ltd. became a wholly owned United Kingdom subsidiary of Geron and is known as Geron Bio-Med Ltd.

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

     The transaction was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. The value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 has been capitalized as an intangible asset and is being amortized over six years. Payments totaling $2,829,000 and $2,200,000 were made to the Roslin Institute under the research funding obligation in 2001 and 2000, respectively. Imputed interest of $490,000 and $491,000 was accreted to the value of the research funding obligation and was recognized as interest expense in 2001 and 2000, respectively.

     The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1999 set forth below give effect to the acquisition of Roslin Bio-Med Ltd. as if it occurred on January 1, 1999.

     The proforma results of operations for 1999 do not include the expense of $23,400,000 recorded in 1999 by Geron for the acquired in-process research technology. The results for 1999 include an adjustment to reflect the amortization of the research funding obligation. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of Geron common stock in connection with this acquisition.

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1999
                                                               ---------------------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues....................................................         $  5,412
Net loss....................................................         $(24,158)
Basic and diluted net loss per share........................         $  (1.49)

                               GERON CORPORATION

3.  FINANCIAL INSTRUMENTS AND CREDIT RISK

  CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES AVAILABLE-FOR-SALE

     The following is a summary of available-for-sale securities at December 31, 2001 and 2000:

                                                              ESTIMATED FAIR VALUE
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Included in cash and cash equivalents:
  Money market fund.........................................   $16,352     $10,479
  Municipal note............................................     2,000       2,000
  Corporate notes...........................................        --      16,794
                                                               -------     -------
                                                               $18,352     $29,273
                                                               =======     =======
Restricted cash:
  Certificate of deposit....................................   $   530     $   530
                                                               =======     =======
Short-term investments (due in less than 1 year):
  Corporate notes...........................................   $50,170     $ 2,510
                                                               =======     =======
Long-term investments (due in 1 - 2 years):
  Corporate notes...........................................   $10,168     $62,760
                                                               =======     =======

     As of December 31, 2001 and 2000, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial.

  OTHER ASSETS

     The Company presently holds notes receivable of $515,000 ($332,000 in 2000) from employees of the Company related to housing costs following relocation. These notes, which in general bear no interest, are collateralized by certain real property assets of the employees. One of the notes receivable is to be paid in full by August 2002, and one note is to be paid in full by December 2002. The remaining three notes are being paid in a series of installments over three years ending August 2003, March 2004 and June 2004.

OTHER FAIR VALUE DISCLOSURES

     At December 31, 2001, the fair value of the notes receivable from employees is $491,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     The fair value of the equipment loans approximates the carrying value of $1,124,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The fair value of the convertible debentures approximates the carrying value of $16,295,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and the Black-Scholes pricing model.

                               GERON CORPORATION

4.  PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Furniture and computer equipment............................  $ 2,809   $ 2,502
Lab equipment...............................................    5,250     4,670
Leasehold improvements......................................    4,050     3,864
                                                              -------   -------
                                                               12,109    11,036
Less accumulated depreciation and amortization..............   (8,522)   (7,355)
                                                              -------   -------
                                                              $ 3,587   $ 3,681
                                                              =======   =======

     Property and equipment at December 31, 2001 and 2000 includes assets under capitalized leases and equipment loans of approximately $2,142,000 and $2,626,000 respectively. Accumulated amortization related to leased assets was approximately $1,379,000 and $1,566,000 at December 31, 2001 and 2000,
respectively.

5.  EQUIPMENT LOANS

     In 2001, the Company renewed its equipment financing facilities of $1,500,000. As of December 31, 2001, the Company had approximately $1,398,000 available for borrowing under its equipment financing facilities. The drawdown period under the equipment financing facilities expire on August 31, 2002. The obligations under the equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 11% and are due in monthly installments through August 2005.

     Future minimum principal payments on equipment loans are as follows:

                                                                EQUIPMENT
                                                                  LOANS
                                                              --------------
                                                              (IN THOUSANDS)
Years ending December 31:
  2002......................................................      $  825
  2003......................................................         241
  2004......................................................          38
  2005......................................................          20
                                                                  ------
          Total minimum principal payments..................      $1,124
                                                                  ======

6.  OPERATING LEASE COMMITMENT

     On March 25, 1996, the Company leased two facilities under two five-year non-cancelable operating leases. In 2001, the Company assumed an operating lease on a third facility and exercised the first of two options to extend the lease period for two and one half years on its original 1996 leases. The lease on the third facility has an option to extend the term to coincide with the end date of the second extension option under the leases on the first two facilities. Future minimum payments under non-cancelable operating leases are approximately $994,000 in 2002 and $1,096,000 in 2003. Rent expense under operating leases was approximately $710,000, $612,000 and $652,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                               GERON CORPORATION

7.  CONVERTIBLE DEBENTURES

  SERIES C DEBENTURES

     On September 30, 1999, the Company sold $12,500,000 in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures were convertible at any time by the holder at a fixed conversion price of $10.25 per share. The series C convertible debentures were convertible at the Company's option when the common stock has traded at a certain premium to the fixed conversion price for ten consecutive trading days. If unconverted, the debentures had a maturity date of September 30, 2002. The series C warrants to purchase 1,000,000 shares of common stock were exercisable at $12.50 per share and the series C warrants to purchase 100,000 shares of common stock were exercisable at $12.75 per share at the option of the holder through May 2001.

     In March 2000, series C convertible debentures with a face value of $6,250,000 plus accrued interest were converted into 615,069 shares of Geron common stock at $10.25 per share. In addition, all of the series C warrants were exercised which resulted in proceeds of $13,750,000 and the issuance of 1,100,000 shares of Geron common stock. This debenture contains a beneficial conversion feature equal to the difference of the market price of the Company's common stock at the date of issue and the conversion price. In December 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27"). Accordingly, the Company recognized $2,700,000 of additional imputed non-cash interest expense related to the beneficial conversion feature of the series C convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in-capital.

     In November 2001, all of the remaining $6,250,000 of series C convertible debentures plus accrued interest were converted into 635,516 shares of Geron common stock. As of December 31, 2001, no series C convertible debentures and no series C warrants remained outstanding.

  SERIES D DEBENTURES

     On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures were convertible at any time by the holder at a fixed conversion price of $29.95 per share. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company's common stock and the conversion price of the debentures on the closing date of the financing. The debentures convert at the Company's option when Geron common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures had a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Geron common stock was exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in-capital in 2000. This debenture contained a beneficial conversion feature equal to the difference of the market price of the Company's common stock at the date of issue and the conversion price. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in-capital.

     In November 2001, the Company modified the terms of $10,000,000 of outstanding series D convertible debentures by reducing the conversion price to $9.89 per share (92% of the closing bid price on the date of

                               GERON CORPORATION
conversion by the investor and converted the debentures into 1,011,122 shares of Geron common stock). As a result, the Company recognized $7,240,000 as conversion expense. The conversion expense was calculated as the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement.

     The Company also modified the terms of the remaining $15,000,000 of series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, the Company modified the terms of the related outstanding warrants that were originally issued with the series D debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3,370,000. The Company also recorded the remaining $15,000,000 of the amended series D convertible debentures at a fair value of $16,300,000 with the offsetting difference of $1,300,000 being recorded as conversion expense. The excess of the fair value over the face value of the debentures is being amortized over the life of the amended series D convertible debentures as a reduction of interest expense, $59,000 in 2001. The Company is also accruing 2.5% interest on the amended series D convertible debentures as interest expense over the life of the debentures, $54,000 in 2001. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

     As of December 31, 2001, $15,000,000 of series D convertible debentures and series D warrants to purchase 834,836 shares of Geron common stock remained outstanding.

8.  MARKETABLE AND NON-MARKETABLE EQUITY INVESTMENTS IN LICENSEES

     In connection with its license agreement with Clone International Pty Ltd, the Company received equity equal to 33% of the outstanding stock of Clone International. In accordance with the equity method of accounting, the Company increases (decreases) its carrying value of the investment by a proportionate share of Clone International's earnings (losses). Any increases (decreases) are included in interest and other income. As of December 31, 2001, the carrying value of Clone International equity was zero.

     In connection with its license agreement with ProLinia, Inc., the Company received a warrant to purchase 1,500,000 shares of ProLinia common stock at an exercise price of $0.40 per share. The warrant expires on May 17, 2008. Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," requires derivative instruments to be recorded at market value. Any resulting change in fair value is considered a realized gain or loss and is included in interest and other income. As of December 31, 2001, there was an immaterial difference between the original fair value and the fair value at December 31, 2001 of ProLinia warrants.

9.  STOCKHOLDERS' EQUITY

  WARRANTS

     In September 2001, in connection with a license agreement, the Company issued a warrant to purchase 5,000 shares of Geron common stock at $9.07 per share to a research institution. The warrant is exercisable through September 2011. The value of these warrants was determined to be approximately $41,000 and was recorded as a charge to research and development expense and a credit to additional paid-in-capital. As of December 31, 2001, the warrant to purchase 5,000 shares of common stock remained outstanding.

     In August 2001, in connection with a license agreement, the Company issued a warrant to purchase 100,000 shares of Geron common stock at $14.60 per share to a research institution. The warrant is exercisable through August 2011. The value of these warrants was determined to be approximately $951,000 and was

                               GERON CORPORATION
recorded as a charge to research and development expense and a credit to additional paid-in-capital. As of December 31, 2001, the warrant to purchase 100,000 shares of common stock remained outstanding.

     In August 2001, in connection with a consulting services agreement, the Company issued a warrant to purchase 9,000 shares of common stock. The warrant is exercisable at any time through July 2006 at $22.56 per share. The fair value of this warrant was determined to be approximately $86,000 and was recorded as a charge to research and development expense and a credit to additional paid-in-capital. As of December 31, 2001, the warrant to purchase 9,000 shares of common stock remained outstanding.

     In August 2000, in connection with a milestone payment to an academic institution, the Company issued a warrant to purchase 5,000 shares of common stock. The warrant is exercisable at any time through August 2010 at $31.69 per share. The fair value of this warrant was determined to be approximately $148,000 and was recorded as a charge to research and development expense and a credit to additional paid-in-capital. As of December 31, 2001, the warrant issued to purchase 5,000 shares of common stock remained outstanding.

     In July 2000, in connection with a milestone payment to an academic institution, the Company issued a warrant to purchase 25,000 shares of common stock. The warrant is exercisable at any time through June 2010 at $6.75 per share. The fair value of this warrant was determined to be approximately $770,000 and was recorded as a charge to research and development expense and a credit to additional paid-in-capital. As of December 31, 2001, the warrant issued to purchase 25,000 shares of common stock remained outstanding.

     In June 2000, in connection with the sale of series D convertible debentures to one institutional investor, the Company issued warrants to purchase 834,836 shares of common stock at $37.43 per share. The series D warrants were exercisable at any time through December 2001. The fair value of these warrants in connection with the financing was determined to be approximately $10,500,000. In November 2001, the Company amended the outstanding Series D warrants. The amended series D-1 warrant to purchase 333,935 shares of Geron common stock is exercisable at $15.63 per share at the option of the holder through June 30, 2003. The amended series D-2 warrant to purchase 500,901 shares of Geron common stock is exercisable at $25.00 per share at the option of the holder through December 31, 2006. As of December 31, 2001, all of the series D-1 and D-2 warrants remained outstanding.

     In April 2000, in connection with a consulting services agreement, the Company issued a warrant to purchase 142,350 shares of common stock. The warrant is exercisable at any time through April 2002 at $10.52 per share. The fair value of this warrant was determined to be approximately $2,500,000 and was recorded as a charge to general and administrative expense and a credit to additional paid-in-capital. In September 2001, 71,175 of these warrants were exercised on a non-cash basis, which resulted in the issuance of 27,341 shares of common stock. As of December 31, 2001, warrants to purchase 71,175 shares remained outstanding.

     In March 2000, in connection with a private financing, the Company issued warrants to purchase 100,000 shares of common stock at $12.50 per share and warrants to purchase 200,000 shares of common stock at $67.09 per share. The warrants are exercisable at any time through February 2010. As of December 31, 2001, all of the warrants issued with the private financing remained outstanding.

     In October 1998, in conjunction with a license agreement, the Company issued a warrant to purchase 25,000 shares of common stock at $5.78 per share to a research institution. The warrant is exercisable through September 2008. The value of these warrants was determined to be immaterial. During 1999, 5,583 of the warrants were exercised under a non-cash basis, which resulted in the issuance of 2,586 shares of common stock. During 2000, 11,500 of these warrants were exercised on a non-cash basis, which resulted in the issuance of 9,722 shares of common stock. As of December 31, 2001, warrants to purchase 6,500 shares of common stock remained outstanding.

                               GERON CORPORATION

     In August 1997, in conjunction with a license agreement, the Company issued warrants to purchase 25,000 shares of common stock at $6.75 per share to a research institution and its affiliates. The warrants are exercisable through July 2007. The value of these warrants was determined to be immaterial. As of December 31, 2001, all of the warrants issued in conjunction with the license agreement remained outstanding.

  1992 STOCK OPTION PLAN

     The Company administers the 1992 Stock Option Plan (the "Plan"). The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 2001, the Company had reserved 6,994,362 shares of common stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value of the underlying common stock on the date of grant. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Options granted under the Plan prior to July 1996 (the date of the Company's initial public offering) are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. In 2001 and 2000, the Company did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2001, no shares remained subject to repurchase.

     On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase common stock of the Company under the Company's 1992 Stock Option Plan with exercise prices in excess of the closing price of the Company's common stock on September 17, 1998 of $4.75, the option to exchange all such options for new incentive and/or nonstatutory stock options. Each such new incentive and/or nonstatutory stock option was on the same terms as the surrendered option, except that (i) the exercise price was equal to the closing price of the Company's common stock as reported on September 17, 1998 of $4.75, (ii) the vesting period of each exchanged option as set forth in the applicable stock option agreement was extended for one year beginning from the original vesting commencement date,
(iii) no exchanged option could be exercised or sold by the optionee prior to September 18, 1999, except due to the involuntary termination of the employee by the Company or his or her death or permanent disability, and (iv) options so exchanged were exchanged for the maximum number of incentive stock options permitted under applicable rules and regulations. In connection with this option exchange program, options to purchase 1,148,224 shares of common stock were cancelled and regranted. In addition, the Company recorded deferred compensation of approximately $1,300,000 in 1998. The remaining deferred compensation is being amortized over the remaining vesting term of the options. The Company recognized compensation expense related to this option exchange of approximately $241,000 each in 2001, 2000 and 1999, respectively.

  DIRECTORS' OPTION PLAN

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. As of December 31, 2001, 350,000 options have been granted under the Directors' Option Plan.

                               GERON CORPORATION

     Aggregate option activity for the 1992 Stock Option Plan and Directors' Stock Option Plan is as follows:

                                                            OUTSTANDING OPTIONS
                                              SHARES     -------------------------      WEIGHTED
                                            AVAILABLE    NUMBER OF     PRICE PER        AVERAGE
                                            FOR GRANT     SHARES         SHARE       EXERCISE PRICE
                                            ----------   ---------   -------------   --------------
Balance at December 31, 1998..............     546,729   2,651,919   $ 0.34-$17.00       $ 4.92
  Additional shares authorized............   1,123,225          --   $          --       $   --
  Options granted.........................  (1,223,520)  1,223,520   $ 9.75-$12.38       $11.30
  Options exercised.......................          --    (282,132)  $ 0.78-$13.00       $ 3.69
  Options canceled........................     295,785    (295,785)  $ 0.82-$17.00       $ 8.12
  Options repurchased.....................         118          --   $ 0.82-$ 2.04       $ 1.98
                                            ----------   ---------
Balance at December 31, 1999..............     742,337   3,297,522   $ 0.34-$17.00       $ 7.11
  Additional shares authorized............     800,000          --   $          --       $   --
  Options granted.........................    (315,471)    315,471   $15.50-$47.19       $25.62
  Options exercised.......................          --    (458,580)  $ 0.78-$27.00       $ 5.14
  Options canceled........................     342,131    (342,131)  $ 0.82-$35.00       $10.37
                                            ----------   ---------
Balance at December 31, 2000..............   1,568,997   2,812,282   $ 0.34-$47.19       $ 9.11
  Additional shares authorized............   1,050,000          --   $          --       $   --
  Options granted.........................  (2,508,176)  2,508,176   $ 8.23-$19.13       $13.05
  Options exercised.......................          --    (120,505)  $ 0.34-$22.56       $ 4.12
  Options canceled........................     171,264    (171,264)  $ 0.82-$40.75       $15.71
                                            ----------   ---------
Balance at December 31, 2001..............     282,085   5,028,689   $ 0.82-$47.19       $10.97
                                            ==========   =========

     Information about stock options outstanding as of December 31, 2001 is as follows:

                                     OPTIONS OUTSTANDING
                       -----------------------------------------------
                                                          WEIGHTED
                                                          AVERAGE
                                                         REMAINING
                                   WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICE RANGE    NUMBER      EXERCISE PRICE       (IN YEARS)
--------------------   ---------   ----------------   ----------------
   $ 0.82-$ 4.75       1,204,091        $ 4.46              6.40
   $ 5.95-$10.50       1,440,477        $ 8.78              9.27
   $10.56-$15.13       1,355,320        $12.31              8.28
   $15.50-$47.19       1,028,801        $19.89              8.97
                       ---------
   $ 0.82-$47.19       5,028,689        $10.97              8.25
                       =========

     As of December 31, 2001 and 2000, there were 2,105,204 and 1,413,863 exercisable options outstanding at a weighted average exercise price of $9.20 and $7.15, respectively.

     During the year ended December 31, 2001, the Company extended the exercise period and accelerated the vesting schedule on 246,900 outstanding options to two former members of the Board of Directors and recognized $2,392,000 in compensation expense for the difference between the exercise price of the options and the fair market value of the Company's common stock on the date of the respective award modifications.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the related Interpretations in accounting for its employee stock options and options granted to non-employee directors because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("SFAS 123"),

                               GERON CORPORATION

"Accounting for Stock Based Compensation," requires use of option pricing valuation models that were not developed for use in valuing employee stock options and options granted to non-employee directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards since the exercise price of the stock option equals the fair market value of the underlying common stock on the grant date.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method proscribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.39% to 5.29% for 2001, 5.06% to 6.80% for 2000 and 4.78% to 6.31% for 1999 ; a dividend yield of 0.0%
for 2001, 2000 and 1999; a volatility factor of the expected market price of the Company's common stock of 1.013 for 2001, 1.032 for 2000 and 0.958 for 1999; and a weighted average expected life of the options of 5 years for 2001, 2000 and 1999.

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1996. This amount is being amortized over the vesting period of the individual options, generally a 60-month period. Deferred compensation expense recognized in 2000 and 1999 related to these options grants totaled approximately $137,000 and $289,000, respectively. No amounts were recorded in 2001 since the deferred compensation was fully amortized by 2000.

     There were no options granted with an exercise price below fair market value of the Company's common stock on the date of grant for 2001, 2000 and 1999. The weighted average fair value of options granted during 2001, 2000 and 1999 with an exercise price equal to the fair market value of the Company's common stock on the date of grant was $10.08, $20.17 and $8.69, respectively. There were no options granted with an exercise price greater than the fair market value of the Company's common stock in 2001, 2000 and 1999.

     The Company grants options to consultants from time to time in exchange for services performed for the Company. In general, these options vest over the contractual period of the consulting arrangement. The Company granted options to consultants to purchase 24,234, 18,771 and 7,500 shares of the Company's common stock in 2001, 2000 and 1999, respectively. The fair value of these options is being amortized to expense over the vesting term of the options. In addition, the Company will record any additional increase in the fair value of the option grant as the options vest. The Company recorded expense of $249,000, $121,000 and $6,000 for the fair value of these options in 2001, 2000 and 1999, respectively. As of December 31, 2001, the fair value of the remaining unvested options to consultants is $605,000.

     The Company also grants common stock to consultants and research institutions in exchange for services performed for the Company. In 2001 and 2000, the Company issued 100,876 and 121,015 shares of common stock, respectively, in exchange for services. For these stock grants, the Company recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2001, 2000 and 1999, the Company recognized approximately $1,066,000, $1,889,000 and $1,526,000, respectively, of expense in connection with stock grants to consultants and research institutions.

                               GERON CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Net loss.............................................  $(42,073)  $(45,833)  $(46,449)
Pro forma net loss...................................  $(50,763)  $(50,929)  $(49,519)
Basic and diluted net loss per share as reported.....  $  (1.90)  $  (2.20)  $  (3.00)
Basic and diluted pro forma net loss per share.......  $  (2.29)  $  (2.44)  $  (3.20)

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

     Approximately 155,000, 108,000 and 78,000 shares have been issued under the Purchase Plan as of December 31, 2001, 2000 and 1999, respectively. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions: risk-free interest rates ranging from 1.81% to 3.65% for 2001, 5.96% to 6.06% for 2000 and 5.06% to 5.74% for 1999; a dividend yield of 0.0% for 2001, 2000 and 1999; a volatility factor of the expected market price of the Company's common stock of
1.013 for 2001, 1.032 for 2000 and 0.958 for 1999; and an expected life of the purchase right of 6 months for 2001, 2000 and 1999. Based upon these assumptions, the pro forma compensation cost estimated for the fair value of the employees' purchase rights was approximately $211,000 for 2001, $160,000 for 2000 and $100,000 for 1999 has been included in the above pro forma information. As of December 31, 2001, 145,276 shares were available for issuance under the 1996 Employee Stock Purchase Plan.

  COMMON SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance as of December 31, 2001 is as follows:

Convertible debentures......................................     752,671
Outstanding options.........................................   5,028,689
Options available for grant.................................     282,085
Employee stock purchase plan................................     145,276
Warrants outstanding........................................   1,381,511
                                                               ---------
     Total..................................................   7,590,232
                                                               =========

  SHARE PURCHASE RIGHTS PLAN

     On July 20, 2001, the Company's Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share

                               GERON CORPORATION
of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of Geron outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of the Company's common stock, par value $0.001 per share, or of any company into which the Company is merged having a value of $200. The rights expire on July 31, 2011 unless extended by the Company's Board of Directors. As of December 31, 2001, no rights were exercisable into any shares of common stock.

  PRIVATE FINANCING

     In March 2000, the Company sold a total of 380,855 shares of common stock and warrants to purchase 300,000 shares of Geron common stock to a single investor for $9,000,000. Warrants to purchase 100,000 shares of common stock are exercisable at $12.50 per share and the warrants to purchase 200,000 shares of common stock are exercisable at $67.09 per share by the holder at any time through February 2010. As of December 31, 2001, all of the warrants issued with the private financing remained outstanding.

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

     In October 2000, the Company sold $2,500,000 of the Company's common stock under the equity line financing facility. In connection with the drawdown, the Company issued 87,654 shares.

     In December 2001, the Company sold $7,253,000 of the Company's common stock under the equity line financing facility. In connection with the drawdown, the Company issued 757,885 shares.

10.  COLLABORATIVE AGREEMENTS

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement") and in February 2000, the agreement was extended. Under the Kyowa Hakko Agreement, Kyowa Hakko provided $20,000,000 of research funding over six years to support the Company's program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. In addition, the Company is entitled to receive future payments totaling $7,500,000 upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2,500,000 of Geron common stock in connection with the Company's initial public offering. Under the Kyowa Hakko Agreement, Geron exercises significant influence during the research phase and Kyowa Hakko exercises significant influence during the development and commercialization phases. Kyowa Hakko will pay for all clinical expenses associated with product approval in the licensed territory, which includes the countries of China, Hong Kong, India, Indonesia, Japan, Kampuchea, Korea, Laos, Malaysia, Myan Mar, the Philippines, Singapore, Taiwan, Thailand and Vietnam. Kyowa Hakko may terminate the agreement only in the event of breach or bankruptcy by the Company or in the event that both parties agree that it is no longer reasonably practical to pursue further research and development of an inhibitor of telomerase. The compound selection period for Kyowa Hakko expires in March 2002.

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia Agreement") with Pharmacia Corporation to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia provided $20,000,000 of research funding over four years. In addition, Pharmacia purchased $10,000,000 of Geron

                               GERON CORPORATION
common stock at a premium over two years. In January 2001, Geron and Pharmacia agreed to terminate the license and research collaboration agreement. Pharmacia returned all product rights for telomerase inhibitors to the Company. The extension agreement with Kyowa Hakko remains unchanged.

     Costs associated with research and development activities attributable to the above agreements approximate revenue recognized. Under these agreements, revenues of approximately $3,250,000, $6,500,000 and $5,200,000, were recognized in 2001, 2000 and 1999, respectively. No milestone payments have been received or earned to date.

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim (the "Boehringer Mannheim Agreement") to develop and commercialize certain research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Boehringer Mannheim Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. In accordance with the Boehringer Mannheim Agreement, the Company received royalty payments from Roche of approximately $31,000 each in 2001 and 2000, respectively.

     In March 1999, the Company entered into an exclusive License, Product and Marketing Agreement with Clontech (the "Clontech Agreement") to develop, manufacture and sell six cell lines. Under the terms of the Clontech Agreement, Clontech is responsible for manufacturing and marketing of products resulting from the use of the Company's telomerase technology. The Clontech Agreement provides for Clontech to pay an up-front technology licensing fee of $50,000, and for Clontech and Geron to equally share operating profits generated from the sale of the cell lines. Specifically, the Company is entitled to receive reimbursement funding of the greater of $25,000 or 10% of sales on December 31, 1999, December 31, 2000, and December 31, 2001. Clontech launched its first product using the Company's telomerase technology in September 1999, but sales did not exceed $250,000. Therefore, the Company recognized revenue of $25,000 during 1999. In addition, the Company recognized approximately $46,000 and $29,000 in shared profits from sales of cell lines in 2001 and 2000, respectively.

11.  INCOME TAXES

     As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $130,000,000 which will expire at various dates beginning 2006 through 2021, if not utilized. The Company also had federal research and development tax credit carryforwards of approximately $3,100,000 which will expire at various dates beginning in 2012 through 2021, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                               GERON CORPORATION

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net operating loss carryforwards............................  $ 45,400   $ 37,800
Research credits............................................     3,800      3,000
Capitalized research and development........................     6,100      4,900
Other -- net................................................     1,500      1,900
                                                              --------   --------
          Total deferred tax assets.........................    56,800     47,600
Valuation allowance for deferred tax assets.................   (56,800)   (47,600)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $10,200,000, $6,100,000 and $17,200,000 during the years ended December 31,
2001, 2000 and 1999, respectively.

     Approximately $2,800,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

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

                               GERON CORPORATION

13.  STATEMENT OF CASH FLOWS DATA

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000     1999
                                                              -------   ------   -------
                                                                    (IN THOUSANDS)
Supplementary information
  Interest paid.............................................  $   153   $  250   $   299
Supplementary investing and financing activities:
  Notes receivable from stockholders........................  $    --   $   70   $   (70)
  Conversion of convertible debentures......................  $16,513   $9,077   $11,059
  Premium on convertible debentures.........................  $(1,300)  $   --   $    --
  Issuance of warrants to purchase common stock and common
     stock issued for prior year services...................  $    --   $1,098   $    --
  Accretion of premium on convertible preferred stock.......  $    --   $   --   $   (73)
  Acquired research funding obligation......................  $    --   $   --   $17,187
  Common stock issued in connection with acquisition........  $    --   $   --   $24,386
  Unrealized gain (loss) on equity investments..............  $  (293)  $  (50)  $    --
  Net unrealized gain (loss) on available-for-sale
     securities.............................................  $   194   $  384   $  (144)

14.  QUARTERLY RESULTS (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2001
Revenues...........................................  $  1,797   $    585   $    615   $    623
Operating expenses.................................   (10,627)    (8,006)   (11,099)    (8,907)
Net loss...........................................    (7,436)    (6,081)    (9,112)   (19,444)
Basic and diluted net loss per common share........  $  (0.34)  $  (0.28)  $  (0.42)  $  (0.85)
YEAR ENDED DECEMBER 31, 2000
Revenues...........................................  $  1,271   $  1,776   $  1,796   $  1,766
Operating expenses.................................   (10,236)    (8,339)    (8,140)    (6,106)
Net loss...........................................    (8,484)   (16,498)    (4,928)   (15,923)
Basic and diluted net loss per common share........  $  (0.45)  $  (0.77)  $  (0.23)  $  (0.73)

     Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

15.  SUBSEQUENT EVENTS

     In January 2002, Geron resolved a federal lawsuit with the Wisconsin Alumni Research Foundation and entered into a new license for the commercialization of human embryonic stem cell technology. The new agreement supersedes the earlier license, and resolves all issues related to the lawsuit filed by WARF against Geron in August 2001. The Company does not expect an adverse accounting impact on its financial condition or results of operations related to this new license agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 17, 2002, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

     Included in Part II of this Report:

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    42
Consolidated Balance Sheets -- December 31, 2001 and 2000...    43
Consolidated Statements of Operations -- Years ended
  December 31, 2001, 2000 and 1999..........................    44
Consolidated Statement of Stockholders' Equity -- Years
  ended December 31, 2001...................................    45
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................    46
Notes to Consolidated Financial Statements..................    47

     (2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 14(a)(1).

     (3) EXHIBITS.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1(1)+     Sale and Purchase Agreement dated May 3, 1999, among the
             Registrant and each of the shareholders of Roslin
 2.2(1)      Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and
             U.S. Bank Trust National Association
 3.1(2)      Amended and Restated Certificate of Incorporation of
             Registrant
 3.2*        Certificate of Amendment of Restated Certificate of
             Incorporation of Geron Corporation
 3.3*        Bylaws of Registrant
 4.1(3)      Form of Common Stock Certificate
 4.2(4)      Registration Rights Agreement dated March 27, 1998, among
             the Registrant and certain investors
 4.3(5)      Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
 4.4(6)      Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
 4.5(7)      Registration Rights Agreement dated as of September 30,
             1999, by and between the Registrant and RGC International
             Investors, LDC
 4.5(8)      Form of Warrant
 4.5(9)      Form of Debenture
 4.6(10)     Rights Agreement, dated as of July 20, 2001, by and between
             Geron Corporation and U.S. Stock Transfer Corporation, as
             Rights Agent, which includes the form of Certification of
             Designations of the Series A Junior Participating Preferred
             Stock of Geron Corporation as Exhibit A, the form of Right
             Certificate as Exhibit B and the Summary of Rights to
             Purchase Preferred Shares as Exhibit C
 4.7(11)     Amendment No. 1 to Registration Rights Agreement dated as of
             November 9, 2001, by and between Registrant and RGC
             International Investors, LDC
 4.8(12)     Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
 4.9(13)     Amended and Restated Series D-1 Stock Purchase Warrant to
             purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9,
             2001
 4.10(14)    Amended and Restated Series D-2 Stock Purchase Warrant to
             purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9,
             2001
10.1(3)      Form of Indemnification Agreement
10.2(15)     1992 Stock Option Plan, as amended
10.3(3)      1996 Employee Stock Purchase Plan
10.4(16)     1996 Directors' Stock Option Plan, as amended
10.6(3)+     Agreement with Respect to Option dated August 31, 1992
             between Registrant and Cold Spring Harbor Laboratory and
             Amendments No. 1 and 2 thereto dated May 3, 1993 and January
             1994
10.7(3)+     Patent License Agreement dated September 8, 1992 between
             Registrant and University of Texas Southwestern Medical
             Center at Dallas
10.8(3)+     Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
             Medical Center at Dallas
10.9(3)+     Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
             California
10.10(3)+    License and Research Collaboration Agreement dated April 24,
             1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.11(3)+    Standard Nonexclusive License Agreement dated January 1,
             1996 between the Registrant and Wisconsin Alumni Research
             Foundation
10.12(3)     Business Park Lease dated March 25, 1996 between the
             Registrant and David D. Bohannon Organization
10.13(3)     Business Park Lease dated March 25, 1996 between the
             Registrant and David D. Bohannon Organization and Amendments
             Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
             1994 and March 25, 1996, respectively
10.14(3)     Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(3)     Master Lease Agreement dated January 5, 1993 between the
             Registrant and Lease Management Services, Inc.
10.20(3)     Note Secured by Second Deed of Trust dated December 1993
             between the Registrant and Calvin B. Harley
10.23(3)     Common Stock Warrant dated May 4, 1994, issued by the
             Registrant to Cold Spring Harbor Laboratory
10.25(17)    Common Stock Purchase Agreement dated December 20, 1996
             between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(18)+   License and Research Collaboration Agreement dated March 23,
             1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(18)+   Amendment No. 2 to License and Research Collaboration
             Agreement dated April 24, 1995 between the Registrant and
             Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28(18)+   Three Party Agreement dated March 23, 1997 by and among
             Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
             Upjohn S.p.A.
10.29(18)+   Common Stock Purchase Agreement dated March 23, 1997 between
             Registrant and Pharmacia & Upjohn S.p.A.
10.30(18)    Intellectual Property License Agreement dated December 9,
             1996 between Registrant and University Technology
             Corporation
10.33(18)    First Amendment to Note Secured by Deed of Trust with Harley
10.35(19)+   License Agreement dated August 1, 1997 between Registrant
             and The Johns Hopkins University
10.36(19)+   Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(20)+   License, Product Development, and Marketing Agreement by and
             between Registrant and Boehringer Mannheim, GmbH
10.38(21)    Securities Purchase Agreement dated as of March 27, 1998
             between Registrant and certain investors
10.40(22)    Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)+    Research and License Agreement dated May 3, 1999 by and
             between the Registrant, Roslin, and the Institute
10.43(1)+    License Agreement dated May 3, 1999, among the Registrant,
             Roslin and the Institute
10.44(23)    Amendment No. 1 to the Securities and Purchase Agreement,
             dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(23)    Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.46(24)    Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC International Investors, LDC
10.47(25)    License Agreement with Wisconsin Alumni Research Foundation
10.48(26)    Option Agreement with Wisconsin Alumni Research Foundation

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.49(27)    Amendment to the License Agreement with Wisconsin Alumni
             Research Foundation
10.50(28)    Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(29)    Letter to Thomas Okarma, dated as of October 7, 1999,
             extending License and Research Collaboration Agreement
             between Pharmacia & Upjohn and the Registrant
10.52(30)    Amendment No. 3 to the License and Research Collaboration
             Agreement, dated as of January 24, 2000, by and between the
             Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(31)    Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(32)    Warrant to purchase 100,000 shares of common stock issued by
             Registrant to private investor dated March 9, 2000
10.55(33)    Warrant to purchase 200,000 shares of common stock issued by
             Registrant to private investor dated March 9, 2000
10.53(34)    Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.54(35)    Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.55(36)    Series D Zero Coupon Convertible Debenture
10.56(37)    Warrant to purchase 834,836 shares of common stock issued by
             Registrant to the Purchaser, dated as of June 29, 2000
10.57(38)    Common Stock Purchase Agreement, dated as of September 6,
             2000, by and between the Registrant and Acqua Wellington
10.58(39)    First Amendment to Intellectual Property License Agreement
             dated July 23, 2001, by and among Registrant and University
             Technology Corporation
10.59(40)    Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology
             Corporation
10.60(41)    Common Stock Warrant Agreement issued by Registrant to
             University Technology Corporation, dated as of August 30,
             2001
10.61(42)    Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
10.62        First Amendment to Lease and Assignment and Assumption of
             Lease among the Registrant, iPrint Technologies, Inc. and
             Bohannon Development Company
21.1*        List of Subsidiaries
23.1         Consent of Ernst & Young LLP, Independent Auditors
24.1         Power of Attorney (see signature page)

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

 (6) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (7) Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 7, 1999.

 (8) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (9) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(10) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 20, 2001.

(11) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(12) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(13) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(14) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(15) Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(16) Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(17) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 24, 1997.

(18) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(19) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(20) Incorporated by reference to identically numbered exhibits filed with Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(21) Incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 8-K filed on April 2, 1998.

(22) Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(23) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-3 filed on April 2, 1998.

(24) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on October 5, 1999.

(25) Incorporated by reference to Exhibit 10.1 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(26) Incorporated by reference to Exhibit 10.2 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(27) Incorporated by reference to Exhibit 10.3 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(28) Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(29) Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(30) Incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(31) Incorporated by reference to Exhibit 4.7 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(32) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(33) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(34) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(35) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(36) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(37) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(38) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2000.

(39) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(40) Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(41) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(42) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(b) REPORTS ON FORM 8-K.

     (i) The Registrant filed a report on Form 8-K dated November 2, 2001 regarding its commitment to the development of embryonic stem cell technology.

     (ii) The Registrant filed a report on Form 8-K dated November 9, 2001 regarding the restructuring of series D convertible debentures and warrants.

(c) INDEX TO EXHIBITS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 1st day of March, 2002.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

            /s/ THOMAS B. OKARMA               President, Chief Executive Officer and   March 1, 2002
---------------------------------------------  Director (Principal Executive Officer)
              Thomas B. Okarma

           /s/ DAVID L. GREENWOOD               Chief Financial Officer, Senior Vice    March 1, 2002
---------------------------------------------  President of Corporate Development and
             David L. Greenwood                  Treasurer (Principal Financial and
                                                        Accounting Officer)

           /s/ ALEXANDER E. BARKAS                            Director                  March 1, 2002
---------------------------------------------
             Alexander E. Barkas

            /s/ EDWARD V. FRITZKY                             Director                  March 1, 2002
---------------------------------------------
              Edward V. Fritzky

             /s/ THOMAS D. KILEY                              Director                  March 1, 2002
---------------------------------------------
               Thomas D. Kiley

             /s/ ROBERT B. STEIN                              Director                  March 1, 2002
---------------------------------------------
               Robert B. Stein

             /s/ JOHN P. WALKER                               Director                  March 1, 2002
---------------------------------------------
               John P. Walker

            /s/ PATRICK J. ZENNER                             Director                  March 1, 2002
---------------------------------------------
              Patrick J. Zenner

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1(1)+   Sale and Purchase Agreement dated May 3, 1999, among the
           Registrant and each of the shareholders of Roslin
 2.2(1)    Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and
           U.S. Bank Trust National Association
 3.1(2)    Amended and Restated Certificate of Incorporation of
           Registrant
 3.2*      Certificate of Amendment of Restated Certificate of
           Incorporation of Geron Corporation
 3.3*      Bylaws of Registrant
 4.1(3)    Form of Common Stock Certificate
 4.2(4)    Registration Rights Agreement dated March 27, 1998, among
           the Registrant and certain investors
 4.3(5)    Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
 4.4(6)    Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
 4.5(7)    Registration Rights Agreement dated as of September 30,
           1999, by and between the Registrant and RGC International
           Investors, LDC
 4.5(8)    Form of Warrant
 4.5(9)    Form of Debenture
 4.6(10)   Rights Agreement, dated as of July 20, 2001, by and between
           Geron Corporation and U.S. Stock Transfer Corporation, as
           Rights Agent, which includes the form of Certification of
           Designations of the Series A Junior Participating Preferred
           Stock of Geron Corporation as Exhibit A, the form of Right
           Certificate as Exhibit B and the Summary of Rights to
           Purchase Preferred Shares as Exhibit C
 4.7(11)   Amendment No. 1 to Registration Rights Agreement dated as of
           November 9, 2001, by and between Registrant and RGC
           International Investors, LDC
 4.8(12)   Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
 4.9(13)   Amended and Restated Series D-1 Stock Purchase Warrant to
           purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9,
           2001
 4.10(14)  Amended and Restated Series D-2 Stock Purchase Warrant to
           purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9,
           2001
10.1(3)    Form of Indemnification Agreement
10.2(15)   1992 Stock Option Plan, as amended
10.3(3)    1996 Employee Stock Purchase Plan
10.4(16)   1996 Directors' Stock Option Plan, as amended
10.6(3)+   Agreement with Respect to Option dated August 31, 1992
           between Registrant and Cold Spring Harbor Laboratory and
           Amendments No. 1 and 2 thereto dated May 3, 1993 and January
           1994
10.7(3)+   Patent License Agreement dated September 8, 1992 between
           Registrant and University of Texas Southwestern Medical
           Center at Dallas
10.8(3)+   Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern
           Medical Center at Dallas
10.9(3)+   Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of
           California
10.10(3)+  License and Research Collaboration Agreement dated April 24,
           1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.11(3)+  Standard Nonexclusive License Agreement dated January 1,
           1996 between the Registrant and Wisconsin Alumni Research
           Foundation
10.12(3)   Business Park Lease dated March 25, 1996 between the
           Registrant and David D. Bohannon Organization
10.13(3)   Business Park Lease dated March 25, 1996 between the
           Registrant and David D. Bohannon Organization and Amendments
           Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
           1994 and March 25, 1996, respectively
10.14(3)   Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(3)   Master Lease Agreement dated January 5, 1993 between the
           Registrant and Lease Management Services, Inc.
10.20(3)   Note Secured by Second Deed of Trust dated December 1993
           between the Registrant and Calvin B. Harley
10.23(3)   Common Stock Warrant dated May 4, 1994, issued by the
           Registrant to Cold Spring Harbor Laboratory
10.25(17)  Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(18)+ License and Research Collaboration Agreement dated March 23,
           1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(18)+ Amendment No. 2 to License and Research Collaboration
           Agreement dated April 24, 1995 between the Registrant and
           Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28(18)+ Three Party Agreement dated March 23, 1997 by and among
           Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia &
           Upjohn S.p.A.
10.29(18)+ Common Stock Purchase Agreement dated March 23, 1997 between
           Registrant and Pharmacia & Upjohn S.p.A.
10.30(18)  Intellectual Property License Agreement dated December 9,
           1996 between Registrant and University Technology
           Corporation
10.33(18)  First Amendment to Note Secured by Deed of Trust with Harley
10.35(19)+ License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.36(19)+ Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(20)+ License, Product Development, and Marketing Agreement by and
           between Registrant and Boehringer Mannheim, GmbH
10.38(21)  Securities Purchase Agreement dated as of March 27, 1998 between Registrant and certain investors
10.40(22)  Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)+  Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
10.43(1)+  License Agreement dated May 3, 1999, among the Registrant,
           Roslin and the Institute
10.44(23)  Amendment No. 1 to the Securities and Purchase Agreement,
           dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(23)  Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.46(24)  Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC International Investors, LDC
10.47(25)  License Agreement with Wisconsin Alumni Research Foundation
10.48(26)  Option Agreement with Wisconsin Alumni Research Foundation

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.49(27)  Amendment to the License Agreement with Wisconsin Alumni
           Research Foundation
10.50(28)  Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(29)  Letter to Thomas Okarma, dated as of October 7, 1999, extending License and Research Collaboration Agreement
           between Pharmacia & Upjohn and the Registrant
10.52(30)  Amendment No. 3 to the License and Research Collaboration
           Agreement, dated as of January 24, 2000, by and between the
           Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(31)  Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(32)  Warrant to purchase 100,000 shares of common stock issued by
           Registrant to private investor dated March 9, 2000
10.55(33)  Warrant to purchase 200,000 shares of common stock issued by
           Registrant to private investor dated March 9, 2000
10.53(34)  Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.54(35)  Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.55(36)  Series D Zero Coupon Convertible Debenture
10.56(37)  Warrant to purchase 834,836 shares of common stock issued by
           Registrant to the Purchaser, dated as of June 29, 2000
10.57(38)  Common Stock Purchase Agreement, dated as of September 6,
           2000, by and between the Registrant and Acqua Wellington
10.58(39)  First Amendment to Intellectual Property License Agreement
           dated July 23, 2001, by and among Registrant and University
           Technology Corporation
10.59(40)  Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology
           Corporation
10.60(41)  Common Stock Warrant Agreement issued by Registrant to
           University Technology Corporation, dated as of August 30,
           2001
10.61(42)  Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
10.62      First Amendment to Lease and Assignment and Assumption of
           Lease among the Registrant, iPrint Technologies, Inc. and
           Bohannon Development Company
21.1*      List of Subsidiaries
23.1       Consent of Ernst & Young LLP, Independent Auditors
24.1       Power of Attorney (see signature page)

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

 (6) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 18, 1999.

 (7) Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 7, 1999.

 (8) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

 (9) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(10) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 20, 2001.

(11) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(12) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(13) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(14) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

(15) Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(16) Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(17) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 24, 1997.

(18) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(19) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(20) Incorporated by reference to identically numbered exhibits filed with Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(21) Incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 8-K filed on April 2, 1998.

(22) Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.

(23) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-3 filed on April 2, 1998.

(24) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on October 5, 1999.

(25) Incorporated by reference to Exhibit 10.1 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(26) Incorporated by reference to Exhibit 10.2 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(27) Incorporated by reference to Exhibit 10.3 filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(28) Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(29) Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(30) Incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.

(31) Incorporated by reference to Exhibit 4.7 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(32) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(33) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(34) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(35) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(36) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(37) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.

(38) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2000.

(39) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(40) Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(41) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(42) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.

                                  [GERON LOGO]