Form 10-Q
period 2002-03-31
GERON CORPORATION
filed 2002-05-07
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________ .

COMMISSION FILE NUMBER: 0-20859

GERON CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	75-2287752 (I.R.S. EMPLOYER IDENTIFICATION NO.)

230 CONSTITUTION DRIVE, MENLO PARK, CA 94025
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 473-7700

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value	Outstanding at May 6, 2002:
24,703,471 shares

GERON CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

ASSETS

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)	(Note 1)
Current assets:
Cash and cash equivalents	$19,609	$18,773
Restricted cash	530	530
Short-term investments	48,755	50,170
Interest and other receivables	1,016	1,297
Notes receivable from related parties	265	223
Other current assets	653	703

Total current assets	70,828	71,696
Long-term investments	—	10,168
Equity investment in licensees	597	699
Notes receivable from related parties	393	292
Property and equipment, net	3,521	3,587
Deposits and other assets	265	241
Intangible Assets	8,832	9,548

	$84,436	$96,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$1,338
Accrued compensation	651	1,272
Accrued liabilities	1,434	1,715
Current portion of deferred revenue	267	767
Current portion of equipment loans	710	825
Current portion of research funding obligation	4,698	4,395

Total current liabilities	8,545	10,312
Noncurrent portion of deferred revenue	1,046	1,097
Noncurrent portion of equipment loans	192	299
Noncurrent portion of research funding obligation	5,980	6,686
Convertible debentures	16,300	16,295
Commitments
Redeemable common stock	1,585	—
Stockholders’ equity:
Common stock	24	24
Additional paid-in-capital	253,649	253,595
Deferred compensation	(174)	(234)
Accumulated deficit	(202,350)	(191,875)
Accumulated other comprehensive income	(361)	32

Total stockholders’ equity	50,788	61,542

	$84,436	$96,231

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues from collaborative agreements	$515	$1,750
License fees and royalties	111	47

Total revenues	626	1,797
Operating expenses:
Research and development	10,164	6,712
General and administrative	1,596	3,915

Total operating expenses	11,760	10,627

Loss from operations	(11,134)	(8,830)
Interest and other income	871	1,666
Interest and other expense	(212)	(272)

Net loss	$(10,475)	$(7,436)

Basic and diluted net loss per share	$(0.43)	$(0.34)

Weighted average shares used in computing basic and diluted net loss per share	24,490,391	21,782,115

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,475)	$(7,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	341
Accretion and amortization on investments	285	—
Interest for convertible debentures	5	31
Issuance of redeemable common stock in exchange for acquired research technology	1,585	—
Stock-based compensation	—	2,462
Accretion of interest on research funding obligation	124	123
Deferred compensation	60	60
Loss on equity investments in licensees	18	10
Changes in assets and liabilities:
Other current and noncurrent assets	880	354
Other current and noncurrent liabilities	(2,006)	(672)
Translation adjustment	(64)	(59)

Net cash used in operating activities	(9,210)	(4,786)
Cash flows from investing activities:
Capital expenditures	(259)	(474)
Purchases of securities available-for-sale	—	(20,108)
Proceeds from sales/calls of securities available-for-sale	—	12,067
Proceeds from maturities of securities available-for-sale	11,000	6,500
Accrued research funding payments	(527)	(758)

Net cash provided by (used in) investing activities	10,214	(2,773)
Cash flows from financing activities:
Payments of obligations under equipment loans	(222)	(245)
Proceeds from issuance of common stock, net	54	26

Net cash used in financing activities	(168)	(219)

Net increase (decrease) in cash and cash equivalents	836	(7,778)
Cash and cash equivalents at the beginning of the period	18,773	29,985

Cash and cash equivalents at the end of the period	$19,609	$22,207

See accompanying notes.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying condensed consolidated unaudited balance sheet as of March 31, 2002 and condensed consolidated statements of operations for the three month period ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron Corporation and its wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange.

Net Loss Per Share

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 611,003 and 2,027,748 shares for 2002 and 2001, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

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

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company’s investments include corporate notes in United States corporations and municipal securities with original maturities ranging from 1 day to 12 months.

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned.

Revenue Recognition

     Since the Company’s inception, a substantial portion of its revenues has been generated from license and research agreements with collaborators. The Company recognizes revenue under these collaborative agreements as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned.

     The Company also has several license, option and marketing agreements with various diagnostic, research tools, agriculture, biologics production and cancer immunotherapy companies. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Royalties are generally recognized upon receipt.

Restricted Cash

     As of March 31, 2002 and 2001, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at the market value as of the balance sheet date. Unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three months ended March 31, 2002 and 2001.

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, net unrealized losses on our available-for-sale securities and equity investments in licensees of

($262,000), which are included in stockholders’ equity, and cumulative translation adjustment of ($99,000) are included in accumulated other comprehensive income (loss).

2. CONVERTIBLE DEBENTURES

     In November 2001, the Company modified the terms of the remaining $15,000,000 of series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, the Company modified the terms of the related outstanding warrants that were originally issued with the series D debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The $1,300,000 excess of the fair value over the face value of the debentures is being amortized over the life of the amended series D convertible debentures as a reduction of interest expense, $89,000 for the three months ended March 31, 2002. The Company is also accruing 2.5% interest on the amended series D convertible debentures as interest expense over the life of the debentures, $94,000 for the three months ended March 31, 2002. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

     As of March 31, 2002, $15,000,000 in aggregate principal amount of series D convertible debentures and series D warrants to purchase 834,836 shares of Geron common stock remained outstanding.

     3. ACQUISITION OF RESEARCH TECHNOLOGY

     Effective March 5, 2002, the Company purchased certain intellectual property related to oligonucleotide N3’ — P5’ phosphoramidates that belonged to Lynx Therapeutics, Inc. The acquisition price was $2,500,000, payable in $1,000,000 in cash and 210,000 shares of Geron common stock. The shares issued in the transaction were initially unregistered and the Company had the obligation to effectively register the shares for resale with the Securities and Exchange Commission by April 30, 2002. If the Company failed to effectively register the shares by the deadline, Lynx Therapeutics, Inc. had the option to return the shares and request a payment of $1,500,000 in cash. As a result, the shares of common stock are treated as redeemable securities as of March 31, 2002.

     On April 11, 2002, the registration statement underlying the common shares issued to Lynx Therapeutics, Inc. was declared effective by the Securities and Exchange Commission. In accordance with the acquisition agreement the Company has fulfilled its obligation to register the shares for resale by April 30, 2002 and Lynx Therapeutics, Inc. no longer has the right to return the shares to the Company and request a cash payment.

     The Company acquired the research technology from Lynx Therapeutics, Inc. for use solely in performing research related to its GRN163 anti-cancer therapeutic program. The Company must further the research and development of the technology before it can enter into clinical trials for a potential commercial application. The Company has concluded that this technology has no alternative future use, and accordingly, has expensed the value of the acquired research technology at the time of acquisition.

4. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) in its fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
(IN THOUSANDS)	MARCH 31, 2002	MARCH 31, 2001

	(Unaudited)	(Unaudited)
Supplementary Investing and Financing Activities:
Net unrealized gain (loss) on equity investment	$(84)	$(250)
Net unrealized gain (loss) on available-for-sale securities	$(299)	$165

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in the section of this Item 2 titled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Revenue Recognition

     Since our inception, a substantial portion of our revenues has been generated from license and research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which has not been earned.

     We also have several license, option and marketing agreements with various diagnostic, research tools, agriculture, biologics production and cancer immunotherapy companies. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We generally recognize royalties as revenue upon receipt.

Consolidation

     Our consolidated financial statements include the results of Geron in the United States and our wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Transactions and accounts between us and Geron Bio-Med have been eliminated. We translate the assets and liabilities of Geron Bio-Med from British pounds sterling into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenues and expenses of Geron Bio-Med using average monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $515,000 for the three months ended March 31, 2002, compared to $1.8 million for the comparable period in 2001. Revenues in 2002 represented research support payments from our collaborative agreement with Kyowa Hakko. The decrease in revenues in the first quarter of 2002 was a result of terminating our agreement with Pharmacia in January 2001. We recognize revenue under collaborative agreements as we incur the related research and development costs. Kyowa Hakko is not obligated to provide any further research funding in the future.

     We have entered into license and option agreements with companies involved with diagnostics, research tools, agriculture, biologics production and cancer immunotherapy. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination. We recognized license and option fee revenues of $61,000 for the three months ended March 31, 2002 as compared to $5,000 for the same period in 2001 related to our various agreements. Also, we received royalties of $50,000 for the three months ended March 31, 2002, compared to $42,000 for the comparable period in 2001, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $267,000 in 2002, $202,000 in 2003, $139,000 in 2004, $127,000 in 2005 and $578,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $10.2 million for the three months ended March 31, 2002, compared to $6.7 million for the comparable period in 2001. The increase in research and development expenses in the 2002 period compared to the 2001 period was primarily the result of the acquisition of research technology from Lynx Therapeutics, Inc. in the amount of $2.5 million, increased scientific personnel expenses of $663,000 and increased scientific supplies of $450,000 offset by decreased sponsored research of $562,000. We expect research and development expenses to increase in the future as a result of continued development of our therapeutic and diagnostic programs.

General and Administrative Expenses

     General and administrative expenses were $1.6 million for the three months ended March 31, 2002, compared to $3.9 million for the comparable period in 2001. In 2001, $2.4 million of stock-based compensation expense was recorded as a result of extending the exercise period of certain options to purchase common stock. In the first quarter of 2002, no stock-based compensation expense was recorded.

Interest and Other Income

     Interest income was $712,000 for the three months ended March 31, 2002, compared to $1.6 million for the comparable period in 2001. The decrease in interest income for 2002 compared to 2001 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $159,000 in research payments under government grants for the three months ended March 31, 2002, compared to $79,000 for the comparable period in 2001. We expect income from government grants to decrease in the future.

Interest and Other Expense

     Interest and other expense was $212,000 for the three months ended March 31, 2002, compared to $272,000 for the comparable period in 2001. The decrease in interest and other expense for 2002 compared to 2001 was primarily the result of lower interest expenses related to convertible debentures in 2002.

Net Loss

     Net loss was $10.5 million for the three months ended March 31, 2002, compared to $7.4 million for the comparable period in 2001. The increase in net loss for 2002 compared to 2001 was primarily the result of higher research and development expenses, decreased revenues from collaborative agreements and decreased interest income. We expect net loss to increase in the future as a result of increased operating expenses and reduced revenues from collaborative agreements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and investments at March 31, 2002 totaled $68.9 million compared to $79.6 million at December 31, 2001. The decrease in cash, cash equivalents and investments in 2002 was the result of cash used for operations. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $9.2 million for the three months ended March 31, 2002 compared to $4.8 million for the comparable period in 2001. The increase was primarily a result of increased research and development expenses and decreased revenues from collaborative partners in the first quarter of 2002. We expect net cash used in operations to continue to increase as a result of increased research and development expenditures and reduced revenues from collaborators.

     Through March 31, 2002, we have invested approximately $12.2 million in property and equipment, of which approximately $7.8 million was financed through equipment financing. As of March 31, 2002, we had approximately $1.4 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on August 31, 2002. We intend to renew the commitment for a new equipment financing facility in 2002 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     As of December 31, 2001, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period

Contractual Obligations(1)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

	(Amounts in thousands)
Convertible debentures(2)	—	—	$15,000	—	$15,000
Equipment loans	$825	$279	20	—	1,124
Operating leases	994	2,032	—	—	3,026
Research funding	3,085	6,682	2,260	$281	12,308

Total contractual cash obligations	$4,904	$8,993	$17,280	$281	$31,458

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures may be converted to common stock prior to their maturity date, therefore may not require use of our capital resources.

     We estimate that our existing capital resources, interest income and equipment financing will be sufficient to fund our current level of operations through June 30, 2003. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

     The study of the mechanisms of cellular aging and cellular immortality, including telomere biology and telomerase, human embryonic stem cells, and the process of nuclear transfer are relatively new areas of research. Our business is at an early stage of development. Our ability to produce products that progress to and through clinical trials is subject to our ability to, among other things:

•	continue to have success with our research and development efforts;

•	select therapeutic compounds for development;

•	obtain the required regulatory approvals; and

•	manufacture and market resulting products.

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

     We have incurred net operating losses every year since our operations began in 1990. As of March 31, 2002, our accumulated deficit was approximately $202.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our right to telomerase inhibitors from Pharmacia and we will not receive future payments from Pharmacia. Kyowa Hakko provided additional research funding in 2001 and is not contractually obligated to provide any further research funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research activities and otherwise sustain our operations.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current level of operations through June 30, 2003, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs in 2002 and beyond;

•	continued scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our ability to maintain and establish strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the potential for new technologies and products.

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

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. We and Kyowa Hakko have selected one of these compounds, GRN163, as a lead compound for preclinical development as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as an efficacious, safe and commercially viable treatment for cancer.

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

     Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

•	research and development;

•	manufacturing;

•	preclinical and clinical testing;

•	obtaining regulatory approvals; and

•	marketing.

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

     In addition to the above factors, we expect to face competition in the following areas:

•	product efficacy and safety;

•	the timing and scope of regulatory consents;

•	availability of resources;

•	reimbursement coverage;

•	price; and

•	patent position, including potentially dominant patent positions of others.

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

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and genetic cloning have stimulated significant debate in social and political arenas. We use human pluripotent stem cells derived through a process that uses either donated embryos created for in vitro fertilization procedures but no longer needed or suitable for that use or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. A newly created president’s council will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us. Finally, we acquired Roslin Bio-Med to gain the rights to nuclear transfer technology. The Roslin Institute produced Dolly the sheep in 1997 — the first mammal cloned from an adult cell. We acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, we continue to develop techniques for use in agricultural cloning. Human therapeutic cloning might prove to be useful in cell therapies based on embryonic stem cells derived from the cells of the patient being treated. Government imposed restrictions with respect to any or all of these practices could:

•	harm our ability to establish critical partnerships and collaborations;

•	prompt government regulation of our technologies;

•	cause delays in our research and development; and

•	cause a decrease in the price of our stock.

     If human therapeutic cloning is restricted or banned (as it would be under bill H.R. 2505 recently passed by the U.S. House of Representatives and a similar bill currently pending in the U.S. Senate), our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be cancelled and our business could be significantly harmed.

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

     We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including risks that:

•	clinical trials may not demonstrate the safety and efficacy of our products;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•	we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

•	we may not be able to manufacture our drugs economically on a commercial scale;

•	we and our licensees may not be able to successfully market our products;

•	physicians may not prescribe our products, or patients may not accept such products;

•	others may have proprietary rights which prevent us from marketing our products; and

•	competitors may sell similar, superior or lower-cost products.

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

     Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

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

     The interference process can also be used to challenge a patent that has been issued to another party. As noted previously, the U.S. Patent Office has granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. In March 2002, a second interference was declared involving our patent application and a patent application held by Infigen Inc. Based on a review of publicly available information, we believe that the technology at issue in both of these interferences was invented first at the Roslin Institute and is encompassed within our nuclear transfer license. However, we do not have access to the other party’s invention records, and, as in any legal proceeding, the outcome is uncertain.

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

     Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant effect on our business.

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

     Our strategy for the development, clinical testing and commercialization of our products requires entering into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Our ability to successfully develop and commercialize a telomerase inhibitor in Asia depends on our corporate alliance with Kyowa Hakko. Our ability to successfully develop and commercialize telomerase diagnostic products depends on our corporate alliance with Roche Diagnostics. Under our collaborative agreements with these collaborators, we rely significantly on them, among other activities, to:

•	design and conduct advanced clinical trials in the event that we reach clinical trials;

•	fund research and development activities with us;

•	pay us fees upon the achievement of milestones; and

•	market with us any commercial products that result from our collaborations.

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

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we develop ourselves or that our collaborators develop are subject to extensive government regulation and may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

•	manufacturing;

•	advertising and promoting;

•	selling and marketing;

•	labeling; and

•	distributing.

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

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

•	significantly harm the marketing of any products that we or our collaborators develop;

•	impose costly procedures upon our activities or the activities of our collaborators;

•	diminish any competitive advantages that we or our collaborative partners may attain; or

•	adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the necessary time and resources, economic and otherwise, the required regulatory agency approvals or clearances may not be obtained for any products developed by or in collaboration with us. If regulatory agency approval or clearance for a new product is obtained, this approval or clearance may entail limitations on the indicated uses for which it may be marketed that could limit the potential commercial use of the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•	recall or seizure of products;

•	injunction against manufacture, distribution, sales and marketing; and

•	criminal prosecution.

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

     Our products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since physicians, patients or the medical community in general may decide to not accept and utilize these products. The products that we are attempting to develop may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

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

     In both domestic and foreign markets, sales of our products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations; and

•	pharmacy benefit management companies.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and March 31, 2002, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	depth of the market for the common stock;

•	the experimental nature of our prospective products;

•	fluctuations in our operating results;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or clinical progress or lack thereof by us, our collaborative partners or our competitors; or

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations.

     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. Securities class action litigation has often been brought against companies, including many biotechnology companies, which then experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

The sale of a substantial number of shares, including shares that will become eligible for sale in the near future, may adversely affect the market price for our common stock.

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of March 31, 2002, we had 24,703,471 shares of common stock outstanding. Of these shares, approximately 10,774,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,833,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 911,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets as early as March 9, 2002 upon the expiration of a lockup agreement with us.

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

     Our Board of Directors has adopted a share purchase rights plan, commonly referred to as a “poison pill”. This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 15% or more of our outstanding common stock. Our share purchase rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of Geron by delaying or preventing a change of control. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue additional shares of common stock, to fix the rights and preferences of, and to issue authorized but undesignated shares of preferred stock.

     In addition to our share purchase rights plan and the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

•	prevent stockholders from taking actions by written consent;

•	divide the Board of Directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year; and

•	set forth procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. The following discussion about Geron’s market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The fair value of our available-for-sale securities at March 31, 2002 was $68.3 million. These investments include $19.6 million of cash equivalents which are due in less than 90 days and $48.7 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three months ended March 31, 2002, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next four years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2002, we did not engage in foreign currency hedging activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As stated in our Form 10-K for the fiscal period ended December 31, 2001, the Wisconsin Alumni Research Foundation (“WARF”) filed suit on August 13, 2001 against Geron seeking a declaratory judgment concerning our rights and WARF’s obligations under the 1999 license agreement between WARF and Geron. WARF’s lawsuit addressed our option to obtain an exclusive license to cell types in addition to the six cell types already licensed to us and the scope of our exclusive license to commercialize research products based on those six cell types. WARF had also stated its dissatisfaction with the development plans for the six cell types we submitted to WARF and with our progress in commercializing therapeutic products based on the WARF patents, although WARF did not file any claim in the lawsuit with respect to the development plans in the lawsuit. On January 8, 2002, as stated in our Form 8-K filed on January 9, 2002, we entered into a settlement agreement with WARF that resolved all disputes between us and WARF, and also entered into a new license agreement that supersedes the 1999 license agreement. Under the new license agreement, we have the exclusive license to commercialize therapeutic and diagnostic products based on three cell types, the non-exclusive license to commercialize therapeutic and diagnostic products based on three other cell types, and the non-exclusive license to commercialize research products based on six cell types. We have also agreed to grant licenses on reasonable commercial terms under certain of our intellectual property to certain non-exclusive licensees of WARF’s patents. WARF’s potential remedies for our alleged failure to meet development milestones or otherwise fulfill our development plans are strictly defined and limited in the new license agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     None

(b) REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K dated January 9, 2002 announcing that it has resolved a federal lawsuit and entered into a new license for the commercialization of human embryonic stem cell (“hESC”) technology with the Wisconsin Alumni Research Foundation (“WARF”). The new agreement supersedes the earlier license, and resolves all issues related to the lawsuit filed by WARF against Geron in August 2001.

(ii)	The Registrant filed a report on Form 8-K dated March 6, 2002 announcing that it has acquired patents related to oligonucleotides containing phosphoramidate backbone linkages from Lynx Therapeutics, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: May 6, 2002