Form 10-Q
period 2002-06-30
GERON CORPORATION
filed 2002-07-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value	Outstanding at July 30, 2002:
24,737,341 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$28,245	$18,773
Restricted cash	530	530
Short-term investments	33,317	50,170
Interest and other receivables	803	1,297
Notes receivable from related parties	255	223
Other current assets	638	703

Total current assets	63,788	71,696
Long-term investments	—	10,168
Equity investment in licensees	455	699
Notes receivable from related parties	403	292
Property and equipment, net	3,166	3,587
Deposits and other assets	340	241
Intangible assets	8,116	9,548

	$76,268	$96,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$861	$1,338
Accrued compensation	1,508	1,272
Accrued liabilities	1,529	1,715
Current portion of deferred revenue	313	767
Current portion of equipment loans	565	825
Current portion of research funding obligation	4,845	4,395

Total current liabilities	9,621	10,312
Noncurrent portion of deferred revenue	996	1,097
Noncurrent portion of equipment loans	620	299
Noncurrent portion of research funding obligation	5,266	6,686
Convertible debentures	16,305	16,295
Commitments
Stockholders’ equity:
Common stock	25	24
Additional paid-in-capital	255,374	253,595
Deferred compensation	(114)	(234)
Accumulated deficit	(211,358)	(191,875)
Accumulated other comprehensive income	(467)	32

Total stockholders’ equity	43,460	61,542

	$76,268	$96,231

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenues from collaborative agreements	$15	$500	$530	$2,250
License fees and royalties	96	85	207	132

Total revenues	111	585	737	2,382
Operating expenses:
Research and development	8,146	6,644	18,310	13,356
General and administrative	1,453	1,362	3,049	5,277

Total operating expenses	9,599	8,006	21,359	18,633

Loss from operations	(9,488)	(7,421)	(20,622)	(16,251)
Interest and other income	665	1,584	1,536	3,250
Interest and other expense	(185)	(244)	(397)	(516)

Net loss	$(9,008)	$(6,081)	$(19,483)	$(13,517)

Basic and diluted net loss per share	$(0.37)	$(0.28)	$(0.79)	$(0.62)

Weighted average shares used in computing basic and diluted net loss per share	24,674,456	21,809,085	24,582,423	21,795,600

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(19,483)	$(13,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747	713
Accretion and amortization on investments	517	(45)
Interest for convertible debentures	10	63
Issuance of redeemable common stock in exchange for acquired research technology	1,585	—
Stock-based compensation	—	2,576
Accretion of interest on research funding obligation	245	245
Deferred compensation	120	120
Loss on equity investments in licensees	94	14
Changes in assets and liabilities:
Other current and noncurrent assets	1,760	341
Other current and noncurrent liabilities	(969)	1,633
Translation adjustment	(70)	(174)

Net cash used in operating activities	(15,444)	(8,031)
Cash flows from investing activities:
Capital expenditures	(274)	(784)
Purchases of securities available-for-sale	(4,112)	(27,333)
Proceeds from sales/calls of securities available-for-sale	—	14,589
Proceeds from maturities of securities available-for-sale	30,276	16,540
Accrued research funding payments	(1,216)	(1,544)

Net cash provided by investing activities	24,674	1,468
Cash flows from financing activities:
Proceeds from equipment loans	498	—
Payments of obligations under equipment loans	(437)	(480)
Proceeds from issuance of common stock, net	181	132

Net cash provided by (used in) financing activities	242	(348)

Net increase (decrease) in cash and cash equivalents	9,472	(6,911)
Cash and cash equivalents at the beginning of the period	18,773	29,985

Cash and cash equivalents at the end of the period	$28,245	$23,074

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying condensed consolidated unaudited balance sheet as of June 30, 2002 and condensed consolidated statements of operations for the three and six month period ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date.

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

Net Loss Per Share

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 504,014 and 1,775,839 shares for 2002 and 2001, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

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

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company’s investments include corporate notes in United States corporations and municipal securities with original maturities ranging from 1 day to 9 months.

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

Restricted Cash

     As of June 30, 2002 and 2001, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at the market value as of the balance sheet date. Unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three and six months ended June 30, 2002 and 2001.

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, net unrealized losses on our available-for-sale securities and equity investments in licensees of ($370,000), which are included in stockholders’ equity, and cumulative translation adjustment of ($97,000) are included in accumulated other comprehensive income (loss).

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation, including restricted cash, notes receivable from stockholders, and accretion and amortization of investments.

2. CONVERTIBLE DEBENTURES

     In November 2001, the Company modified the terms of the remaining $15,000,000 of series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debentures to 2.5%, and fix the conversion price at $20.00 per share. In addition, the Company modified the terms of the related outstanding warrants that were originally issued with the series D debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The $1,300,000 excess of the fair value over the face value of the debentures is being amortized over the life of the amended series D convertible debentures as a reduction of interest expense, $177,000 for the six months ended June 30, 2002. The Company is also accruing 2.5% interest on the amended series D convertible debentures as interest expense over the life of the debentures, $187,000 for the six months ended June 30, 2002. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

     As of June 30, 2002, $15,000,000 in aggregate principal amount of series D convertible debentures and series D warrants to purchase 834,836 shares of Geron common stock remained outstanding.

3. RESTRUCTURING CHARGE

     In June 2002, Geron restructured its organization to focus internal resources on its most advanced and promising product development programs. In the process, Geron reduced its research staff by 33 employees and its support staff by 10 employees, a reduction of approximately 30% of Geron’s work force in Menlo Park, California and Edinburgh, Scotland. Geron recorded a restructuring charge of $706,000, of which $625,000 related to research and development expense and $81,000 related to general and administrative expense, none of which were paid as of June 30, 2002.

4. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the development of therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
(IN THOUSANDS)	JUNE 30, 2002	JUNE 30, 2001

	(Unaudited)	(Unaudited)
Supplementary Investing and Financing Activities:
Common stock issued under purchase plan	$128	$233
Net unrealized gain (loss) on equity investment	$(150)	$908
Net unrealized gain (loss) on available-for-sale securities	$(341)	$353

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $15,000 and $530,000 for the three and six months ended June 30, 2002, compared to $500,000 and $2,250,000 for the comparable periods in 2001. Revenues recognized in 2002 reflected the final research support payment from our collaborative agreement with Kyowa Hakko and a consulting payment from Modex Therapeutiques. Revenues recognized in 2001 reflected the final research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Our agreement with Pharmacia terminated in January 2001. Kyowa Hakko selected GRN163, a telomerase inhibitor compound, for development in August 2001, which moved the project from the research phase to the development phase. Kyowa Hakko is not obligated to provide any further research funding in the future. We recognize revenue under collaborative agreements as we incur the related research and development costs.

     We have entered into license and option agreements with companies involved with diagnostics, research tools, agriculture, biologics production and cancer immunotherapy. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination. We recognized license and option fee revenues of $61,000 and $122,000 for the three and six months ended June 30, 2002 as compared to $43,000 and $48,000 for the same periods in 2001 related to our various agreements. Also, we received royalties of $35,000 and $85,000 for the three and six months ended June 30, 2002, compared to $42,000 and $84,000 for the comparable periods in 2001, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $277,000 in 2002, $238,000 in 2003, $120,000 in 2004, $127,000 in 2005 and $547,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $8.1 million and $18.3 million for the three and six months ended June 30, 2002, compared to $6.6 million and $13.4 million for the comparable periods in 2001. The increase in research and development expenses for the six month period compared to the comparable period in 2001 was primarily the result of increased scientific personnel expenses of $1.2 million, $1.2 million in increased scientific supplies and the acquisition of research technology from Lynx Therapeutics, Inc. in the amount of $2.5 million. The increase in scientific personnel expenses includes $625,000 of payroll-related costs as a result of restructuring the organization in June 2002.

General and Administrative Expenses

     General and administrative expenses were $1.5 million and $3.0 million for the three and six months ended June 30, 2002, compared to $1.4 million and $5.3 million for the comparable periods in 2001. The increase in general and administrative expenses for the three month period ending June 30, 2002, reflects $81,000 of payroll-related costs as a result of restructuring the organization in June 2002. In 2001, $2.4 million of stock-based compensation expense was recorded as a result of extending the exercise period of certain options to purchase common stock. In the three and six months ended June 30, 2002, no such stock-based compensation expense was recorded.

Interest and Other Income

     Interest income was $466,000 and $1.2 million for the three and six months ended June 30, 2002, compared to $1.3 million and $2.9 million for the comparable periods in 2001. The decrease in interest income for 2002 compared to 2001 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $199,000 and $358,000 in research payments under government grants for the three and six months ended June 30, 2002, compared to $244,000 and $323,000 for the comparable periods in 2001. We expect income from government grants to decrease in the future.

Interest and Other Expense

     Interest and other expense was $185,000 and $397,000 for the three and six months ended June 30, 2002, compared to $244,000 and $516,000 for the comparable periods in 2001. The decrease in interest and other expense for 2002 compared to 2001 was primarily the result of lower interest expenses related to convertible debentures in 2002.

Net Loss

     Net loss was $9.0 million and $19.5 million for the three and six months ended June 30, 2002, compared to $6.1 million and $13.5 million for the comparable periods in 2001. The increase in net loss for 2002 compared to 2001 was primarily the result of higher research and development expenses, decreased revenues from collaborative agreements and decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and investments at June 30, 2002 totaled $62.1 million compared to $79.6 million at December 31, 2001. The decrease in cash, cash equivalents and investments in 2002 was the result of cash used for operations. We have an investment policy to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $15.4 million for the six months ended June 30, 2002 compared to $8.0 million for the comparable period in 2001. The increase was primarily a result of increased research and development expenses and decreased revenues from collaborative partners for the six months ending June 30, 2002.

     Through June 30, 2002, we have invested approximately $12.4 million in property and equipment, of which approximately $8.3 million was financed through equipment financing. As of June 30, 2002, we had approximately $900,000 available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements expires on August 31, 2002. We intend to renew the commitment for a new equipment financing facility in 2002 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     As of December 31, 2001, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period

Contractual Obligations(1)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

			(Amounts in thousands)
Convertible debentures (2)	—	—	$15,000	—	$15,000
Equipment loans	$825	$279	20	—	1,124
Operating leases	994	2,032	—	—	3,026
Research funding	3,085	6,682	2,260	$281	12,308

Total contractual cash obligations	$4,904	$8,993	$17,280	$281	$31,458

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures may be converted to common stock prior to their maturity date, therefore may not require use of our capital resources.

     We estimate that our existing capital resources, interest income and equipment financing will be sufficient to fund our current and planned operations through June 30, 2004. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

     The science and technology of telomere biology and telomerase, human embryonic stem cells, and nuclear transfer are relatively new. Our business is at an early stage of development. Our ability to produce products that progress to and through clinical trials is subject to our ability to, among other things:

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

     We have incurred net operating losses every year since our operations began in 1990. As of June 30, 2002, our accumulated deficit was approximately $211.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our right to telomerase inhibitors from Pharmacia and we will not receive future payments from Pharmacia. Kyowa Hakko provided additional research funding in 2001 and is not contractually obligated to provide any further research funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will be insufficient to continue or expand our research or development activities and otherwise sustain our operations.

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

     We may never receive material revenues from product sales or if we do receive revenues, such revenues may not be sufficient to continue or expand our research or development activities and otherwise sustain our operations.

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations through June 30, 2004, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

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

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. We and Kyowa Hakko have selected one of these compounds, GRN163, as a lead compound for development as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as an efficacious, safe and commercially viable treatment for cancer.

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

     The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and regenerative medicine, including the study of telomeres, telomerase, human embryonic stem cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the products that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

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

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and nuclear transfer have stimulated significant debate in social and political arenas. We use human pluripotent stem cells derived through a process that uses either donated embryos created for in vitro fertilization procedures but no longer needed or suitable for that use, or donated fetal material as the starting material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended “that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena.” Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us.

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

The U.S. House of Representatives recently passed a bill that would ban human therapeutic cloning as well as reproductive cloning, although a similar bill introduced in the U.S. Senate has so far not been passed. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be cancelled and our business could be significantly harmed.

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

The development and commercialization of products from these collaborations will be delayed if Kyowa Hakko or Roche Diagnostics fail to conduct these collaborative activities in a timely manner or at all. In addition, Kyowa Hakko or Roche Diagnostics could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if Kyowa Hakko or Roche Diagnostics or any of our future collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and June 30, 2002, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

The sale of a substantial number of shares may adversely affect the market price for our common stock.

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of June 30, 2002, we had 24,737,341 shares of common stock outstanding. Of these shares, approximately 10,774,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,833,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 911,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

     Interest Rate Sensitivity. The fair value of our available-for-sale securities at June 30, 2002 was $61.2 million. These investments include $27.9 million of cash equivalents which are due in less than 90 days and $33.3 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate and municipal notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three and six months ended June 30, 2002, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligations of Geron to the Roslin Institute are stated in British pounds sterling over the next three years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2002, we did not engage in foreign currency hedging activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 17, 2002, at 9:00 a.m. local time at the Hotel Sofitel in Redwood City, California. There were present at the meeting, in person or represented by proxy, the holders of 19,897,135 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

(a)	As listed below, all of the nominees for Class III Directors were elected at the meeting.

	NO. OF COMMON	NO. OF COMMON	NO. OF COMMON
NAME OF NOMINEE	VOTES IN FAVOR	VOTES ABSTAINING	VOTES WITHHELD

Alexander E. Barkas	19,430,119	467,016	0
Robert B. Stein	19,425,637	471,498	0

(b)	The proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock to 100,000,000 shares was approved. There were 18,549,455 shares of Common Stock voting in favor, 1,199,646 shares of Common Stock voting against and 148,034 shares of Common Stock abstaining.

(c)	The proposal to adopt the 2002 Equity Incentive Plan to replace the expiring 1992 Stock Option Plan, was approved. There were 5,134,404 shares of Common Stock voting in favor, 1,496,856 shares of Common Stock voting against and 220,815 shares of Common Stock abstaining.

(d)	The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002 was ratified. There were 19,587,005 shares of Common Stock voting in favor, 160,337 shares of Common Stock voting against and 149,793 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     None

(b) REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K dated June 25, 2002 announcing that it had restructured its organization to focus internal resources on its most advanced and promising product development programs, and in the process was reducing its research staff by 33 employees and its support staff by 10 employees, a reduction of approximately 30% of the Company’s work force.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: July 31, 2002

CERTIFICATION

         Each of the undersigned, in his capacity as an officer of Geron Corporation (the “Registrant”), hereby certifies that:

         1.     The quarterly report of the Registrant on Form 10Q for the quarter ended June 30, 2002 (the “Report”), which accompanies this certification, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

         2.     The information contained in the Report fairly presents, in all material respects, the financial condition of the Registrant at the end of such quarter and the results of operations of the Registrant for such quarter.

/s/ Thomas B. Okarma Thomas B. Okarma Chief Executive Officer	/s/ David L. Greenwood David L. Greenwood Chief Financial Officer

Date: July 31, 2002