Form 10-Q
period 2002-09-30
GERON CORPORATION
filed 2002-10-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________.

COMMISSION FILE NUMBER: 0-20859

GERON CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2287752
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

230 CONSTITUTION DRIVE, MENLO PARK, CA 94025
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:   (650) 473-7700

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.001 par value	Outstanding at October 29, 2002:
24,739,397 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,428	$18,773
Restricted cash	530	530
Short-term investments	31,424	50,170
Interest and other receivables	1,162	1,297
Notes receivable from related parties	244	223
Other current assets	2,353	703

Total current assets	51,141	71,696
Long-term investments	6,258	10,168
Equity investments in licensees	314	699
Notes receivable from related parties	356	292
Property and equipment, net	2,788	3,587
Deposits and other assets	254	241
Intangible assets	7,400	9,548

	$68,511	$96,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$847	$1,338
Accrued compensation	761	1,272
Accrued liabilities	1,762	1,715
Current portion of deferred revenue	567	767
Current portion of equipment loans	528	825
Current portion of research funding obligation	4,862	4,395

Total current liabilities	9,327	10,312
Noncurrent portion of deferred revenue	1,063	1,097
Noncurrent portion of equipment loans	433	299
Noncurrent portion of research funding obligation	4,544	6,686
Convertible debentures	16,310	16,295
Commitments
Stockholders’ equity:
Common stock	25	24
Additional paid-in-capital	256,006	253,595
Deferred compensation	(53)	(234)
Accumulated deficit	(218,554)	(191,875)
Accumulated other comprehensive income (loss)	(590)	32

Total stockholders’ equity	36,834	61,542

	$68,511	$96,231

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenues from collaborative agreements	$18	$515	$548	$2,765
License fees and royalties	200	100	407	232

Total revenues	218	615	955	2,997
Operating expenses:
Research and development	6,346	9,458	24,656	22,814
General and administrative	1,314	1,641	4,363	6,918

Total operating expenses	7,660	11,099	29,019	29,732

Loss from operations	(7,442)	(10,484)	(28,064)	(26,735)
Interest and other income	434	1,616	1,970	4,866
Interest and other expense	(188)	(244)	(585)	(760)

Net loss	$(7,196)	$(9,112)	$(26,679)	$(22,629)

Basic and diluted net loss per share	$(0.29)	$(0.42)	$(1.08)	$(1.04)

Weighted average shares used in computing basic and diluted net loss per share	24,737,635	21,905,598	24,634,161	21,832,266

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(26,679)	$(22,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,172	908
Accretion and amortization on investments	795	3
Interest for convertible debentures	15	94
Issuance of redeemable common stock in exchange for acquired research technology	1,585	—
Stock-based compensation	17	5,195
Accretion of interest on research funding obligation	367	368
Deferred compensation	181	206
Loss on equity investments in licensees	167	16
Accrued research funding payments	(2,044)	(2,153)
Changes in assets and liabilities:
Other current and noncurrent assets	1,561	762
Other current and noncurrent liabilities	(1,576)	1,707
Translation adjustment	(67)	(136)

Net cash used in operating activities	(24,506)	(15,659)
Cash flows from investing activities:
Capital expenditures	(325)	(927)
Purchases of securities available-for-sale	(21,312)	(35,453)
Proceeds from sales/calls of securities available-for-sale	—	25,709
Proceeds from maturities of securities available-for-sale	42,776	27,040

Net cash provided by investing activities	21,139	16,369
Cash flows from financing activities:
Proceeds from equipment loans	498	102
Payments of obligations under equipment loans	(661)	(709)
Proceeds from issuance of common stock, net	185	579

Net cash provided by (used in) financing activities	22	(28)

Net (decrease) increase in cash and cash equivalents	(3,345)	682
Cash and cash equivalents at the beginning of the period	18,773	29,985

Cash and cash equivalents at the end of the period	$15,428	$30,667

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “GERON”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2002 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron Corporation and its wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange.

Net Loss Per Share

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,307,175 and 1,658,209 shares for 2002 and 2001, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

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

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds and commercial paper.

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from 7 to 18 months.

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

     The Company also has several license, option and marketing agreements with various companies in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Royalties are generally recognized upon receipt.

Restricted Cash

     As of September 30, 2002 and 2001, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at market value as of the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three and nine months ended September 30, 2002 and 2001.

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, net unrealized losses on our available-for-sale securities and equity investments in licensees of ($496,000) and cumulative translation adjustment of ($94,000) are included in accumulated other comprehensive income (loss).

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation, including common stock issued under purchase plan and accretion and amortization of investments.

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Geron does not expect the adoption of SFAS 146 to have a material effect on its financial condition or results of operations.

2. RESTRUCTURING

     In June 2002, Geron restructured its organization to focus available resources on its most advanced product development programs. In the process, Geron reduced its research staff by 33 employees and its support staff by 10 employees, a reduction of approximately 30% of Geron’s work force in Menlo Park, California. Geron recorded a restructuring charge of $706,000 relating to employee severance benefits, of which $625,000 related to research and development expense and $81,000 related to general and administrative expense. At September 30, 2002, the remaining amount to be paid was $3,000. The Company expects to pay the remaining amount by December 31, 2002.

3. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the development of therapeutic and diagnostic products for applications in oncology, drug discovery and regenerative medicine. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

4. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
(IN THOUSANDS)	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

	(Unaudited)	(Unaudited)
Supplemental Investing and Financing Activities:
Net unrealized gain (loss) on equity investments	$(374)	$(236)
Net unrealized gain (loss) on available-for-sale securities	$(397)	$372
Shares issued for services	$624	$—
Deferred revenue receivable	$400	$—

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

     We also have several license, option and marketing agreements with various companies in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or any combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received or over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We generally recognize royalties as revenue upon receipt.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $18,000 and $548,000 for the three and nine months ended September 30, 2002, compared to $515,000 and $2.8 million for the comparable periods in 2001. Revenues recognized in 2002 reflected the final research support payment from our collaborative agreement with Kyowa Hakko and a consulting arrangement with Modex Therapeutiques. Revenues recognized in 2001 reflected final research support payments from our collaborative agreements with Pharmacia and Kyowa Hakko. Our agreement with Pharmacia terminated in January 2001. Kyowa Hakko selected GRN163, a telomerase inhibitor compound, for development in August 2001, which moved the project from the research phase to the development phase. Kyowa Hakko is not obligated to provide any further research funding in the future. We recognize revenue under collaborative agreements as we incur the related research and development costs.

     We have entered into license and option agreements with various companies involved in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination in cash or equity securities. We recognized license and option fee revenues of $130,000 and $252,000 for the three and nine months ended September 30, 2002 as compared to $63,000 and $112,000 for the same periods in 2001 related to our various agreements. Also, we received royalties of $70,000 and $155,000 for the three and nine months ended September 30, 2002, compared to $37,000 and $120,000 for the comparable periods in 2001, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize total revenue of $156,000 during the remainder of 2002, $532,000 in 2003, $205,000 in 2004, $127,000 in 2005 and $610,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $6.3 million and $24.7 million for the three and nine months ended September 30, 2002, compared to $9.5 million and $22.8 million for the comparable periods in 2001. The overall decrease for the third quarter 2002 compared to the third quarter 2001 was primarily the result of a reduction in personnel-related costs of $1.0 million as a result of the restructuring in June 2002, a reduction in scientific consulting and contract research costs of $871,000, and the absence of $2.0 million in license fee payments, offset by an increase in scientific supply costs of $619,000. In August 2001, in connection with a license agreement, Geron issued common stock and warrants to a research institution, which resulted in $2.0 million in license fee expense. The overall increase for the nine month period in 2002 compared to 2001 was primarily the result of an increase in scientific supply costs of $1.9 million. Overall, Geron expects research and development expense to increase in the future as a result of continued development of its telomerase inhibitor GRN163 and other potential products into clinical trials.

     The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps — beginning with identification of a potential target, generation of in-vitro (laboratory) data, proof of concept in animals and Phase 1, 2, and 3 clinical studies in humans — each of which is typically more expensive than the previous step. Success in development therefore results in increasing expenditures. Our research and development expenses currently include costs for scientific personnel, supplies, equipment, consultants, patent filings and sponsored research at academic and research institutions. Future research and development expenses would also include costs related to clinical trials.

     Currently, our lead oncology development product, GRN163, is in animal studies. Upon conclusive results from those animal studies, we expect to enter Phase 1 clinical studies for this product in 2003. Costs for materials necessary to produce GRN163 have been included in research and development expenses and account for approximately 55% of the increase in scientific supplies expense for 2002. Geron expects scientific supplies expense to increase in the future as more GRN163 is produced for animal studies and clinical studies.

     We are currently supporting a Phase 1 clinical study at Duke University Medical Center for a telomerase therapeutic vaccine for patients with prostate cancer. The results of this study will be evaluated in 2003. Future clinical progress of this product will depend on the study results.

     In the Regenerative Medicine area, we are testing cells of various types that were differentiated from human embryonic stem cells in animal models of disease, including neurons for the treatment of Parkinson’s disease, oligodendrocytes for the treatment of spinal cord injury, and cardiomyocytes for the treatment of heart disease. In addition, we have established protocols to scalably culture human embryonic stem cells. Establishment of this method is necessary for the eventual scale-up and manufacture of differentiated cell types for treatment of various diseases. Costs for materials necessary for these studies and related research have been included in research and development expenses and account for approximately half of the increase in scientific supplies expense for 2002. Geron expects scientific supplies expense to be maintained at this level in 2003.

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products” in the section entitled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

General and Administrative Expenses

     General and administrative expenses were $1.3 million and $4.4 million for the three and nine months ended September 30, 2002, compared to $1.6 million and $6.9 million for the comparable periods in 2001. The decrease in general and administrative expenses for the three month period ending September 30, 2002, primarily reflects reduced personnel-related costs as a result of the restructuring in June 2002. In 2001, $2.4 million of stock-based compensation expense was recorded as a result of extending the exercise period of certain options to purchase common stock. In the three and nine months ended September 30, 2002, no such stock-based compensation expense was recorded.

Interest and Other Income

     Interest income was $330,000 and $1.5 million for the three and nine months ended September 30, 2002, compared to $1.3 million and $4.2 million for the comparable periods in 2001. The decrease in interest income for 2002 compared to 2001 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on future funding and prevailing interest rates.

We also received $80,000 and $439,000 in research payments under government grants for the three and nine months ended September 30, 2002, compared to $325,000 and $648,000 for the comparable periods in 2001.

Interest and Other Expense

     Interest and other expense was $188,000 and $585,000 for the three and nine months ended September 30, 2002, compared to $244,000 and $760,000 for the comparable periods in 2001. The decrease in interest and other expense for 2002 compared to 2001 was primarily the result of lower interest expenses related to convertible debentures in 2002.

Net Loss

     Net loss was $7.2 million and $26.7 million for the three and nine months ended September 30, 2002, compared to $9.1 million and $22.6 million for the comparable periods in 2001. The decrease in net loss for the three months ended September 30, 2002 was primarily due to lower operating expenses as a result of the restructuring in June 2002. The increase in net loss for the nine months ended 2002 compared to 2001 was primarily the result of decreased revenues from collaborative agreements and decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and investments at September 30, 2002 totaled $53.6 million compared to $79.6 million at December 31, 2001. The decrease in cash, cash equivalents and investments in 2002 was the result of the use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $24.5 million for the nine months ended September 30, 2002 compared to $15.7 million for the comparable period in 2001. The increase was primarily a result of increased net loss as a result of decreased revenues from collaborative partners for the nine months ending September 30, 2002.

     Through September 30, 2002, we have invested approximately $12.3 million in property and equipment, of which approximately $8.3 million was financed through equipment financing. As of September 30, 2002, we had approximately $961,000 outstanding under our current equipment financing arrangements and had approximately $1.1 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2003. We intend to renew the commitment for a new equipment financing facility in 2003 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     As of December 31, 2001, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period

Contractual Obligations(1)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

	(Amounts in thousands)
Convertible debentures (2)	—	—	$15,000	—	$15,000
Equipment loans	$825	$279	20	—	1,124
Operating leases	994	2,032	—	—	3,026
Research funding	3,085	6,682	2,260	$281	12,308

Total contractual cash obligations	$4,904	$8,993	$17,280	$281	$31,458

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures may be converted to common stock prior to their maturity date, and therefore may not require use of our capital resources.

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

     When potential lead drug compounds or product candidates are identified through our research programs, they will require significant preclinical and clinical testing prior to regulatory approval in the United States and elsewhere. In addition, we will also need to determine whether any of these potential products can be manufactured in commercial quantities at an acceptable cost. Our efforts may not result in a product that can be marketed. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs to be successful, any program may be abandoned, even after significant resources have been expended.

We have a history of operating losses and anticipate future losses; continued losses could impair our ability to sustain operations.

     We have incurred net operating losses every year since our operations began in 1990. As of September 30, 2002, our accumulated deficit was approximately $218.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses over the next several years as our research and development efforts and preclinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under the collaboration agreements with Kyowa Hakko and Pharmacia. In 2001, we regained our rights to telomerase inhibitors from Pharmacia and we will not receive future payments from Pharmacia. Kyowa Hakko provided additional research funding in 2001 and is not contractually obligated to provide any further research funding. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements will not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     We intend to acquire additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

We may be unable to identify a safe and effective inhibitor of telomerase that can be developed into a commercially viable cancer treatment product, which would adversely impact our future business prospects.

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

     This compound, and other compounds we have identified, may prove to have undesirable and unintended side effects or other characteristics adversely affecting its safety, efficacy or cost-effectiveness that would likely prevent or limit its commercial use. Accordingly, it may not be appropriate for us to proceed with clinical development, to obtain regulatory approval or to market a telomerase inhibitor for the treatment of cancer. If we abandon our research for cancer treatment for any of these reasons or for other reasons, our business prospects would be materially and adversely affected.

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

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and nuclear transfer have stimulated significant debate in social and political arenas. We use human pluripotent stem cells derived through a process that uses as the starting material either donated embryos created for in vitro fertilization procedures but no longer needed or suitable for that use, or donated fetal material. Further, many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic and fetal tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended “that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena.” Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us.

     Finally, we acquired Roslin Bio-Med to gain the rights to somatic cell nuclear transfer technology. We acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, human therapeutic cloning might prove to be useful in cell therapies based on embryonic stem cells derived from the cells of the patient being treated. Government-imposed restrictions with respect to any or all of these practices could:

•	harm our ability to establish critical partnerships and collaborations;

•	prompt government regulation of our technologies;

•	cause delays in our research and development; and

•	cause a decrease in the price of our stock.

The U.S. House of Representatives recently passed a bill that would ban human therapeutic cloning as well as reproductive cloning. Although a similar bill has been introduced in the U.S. Senate, it has so far not been passed. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be cancelled and our business could be significantly harmed.

Public attitudes towards gene therapy may negatively affect regulatory approval or public perception of our products.

     The commercial success of our product candidates may depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Adverse events in the field of gene therapy that have occurred or may occur in the future also may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

     Negative public reaction to gene therapy in the development of certain of our therapies could result in greater government regulation, stricter clinical trial oversight, and/or commercial product labeling requirements for gene therapies and could cause a decrease in the demand for any products that we may develop. The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation and could cause a decrease in the demand for our potential products.

Entry into clinical trials with one or more products may not result in any commercially viable products.

     We do not expect to generate any significant revenues from product sales for a period of several years. We may never generate revenues from product sales or become profitable because of a variety of risks inherent in our business, including the following risks:

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

     Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

     Where several parties seek patent protection for the same technology, the U.S. Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. In our Form 10-K filings for 1999 and 2000, we reported that the U.S. Patent Office had suspended examination of two of our patent applications relating to telomerase pending a possible declaration of interference. The U.S. Patent Office has lifted those suspensions and, in 2001, issued to us a U.S. patent with claims covering cloned human telomerase. While this was a positive development, it does not mean that the risk of an interference has been eliminated.

     The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. In March 2002, a second interference was declared involving our patent application and a patent application held by Infigen Inc. Both of these interferences are now ongoing. Based on a review of publicly available information, we believe that the technology at issue in both of these interferences was invented first at the Roslin Institute and is encompassed within our nuclear transfer license. However, we do not have access to the other party’s invention records, and, as in any legal proceeding, the outcome is uncertain.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and September 30, 2002, our stock has traded as high as $75.88 per share and as low as $3.50 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of September 30, 2002, we had 24,739,107 shares of common stock outstanding. Of these shares, approximately 10,894,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,833,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 1,061,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of the holders of common stock.

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this Form 10-Q, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

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

     Interest Rate Sensitivity. The fair value of our available-for-sale securities at September 30, 2002 was $52.0 million. These investments include $14.3 million of cash equivalents which are due in less than 90 days, $31.4 million of short-term investments which are due in less than one year and $6.3 million of long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three and nine months ended September 30, 2002, there was an immaterial currency exchange impact from our intercompany transactions. However, the financial obligation of Geron to the Roslin Institute is stated in British pounds sterling over the next three years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2002, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Chief Executive Officer and the Chief Financial Officer of the Company, with the assistance of other members of the Company’s management, have evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

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

David L. Greenwood Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: October 29, 2002

CERTIFICATION

I, Thomas B. Okarma, Chief Executive Officer of Geron Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geron Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ THOMAS B. OKARMA

Thomas B. Okarma
President and Chief Executive Officer

CERTIFICATION

I, David L. Greenwood, Chief Financial Officer of Geron Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geron Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/  DAVID L. GREENWOOD

David L. Greenwood
Senior Vice President and
Chief Financial Officer