Form 10-K
period 2002-12-31
GERON CORPORATION
filed 2003-03-03
CIK 886744

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

                                      OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From -------- to -------- .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No |_|

     As of February 27, 2003, there were 24,919,186 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $43,020,270 based upon the closing price of the common stock on February 27, 2003 on The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Document                                                                                   Form 10-K Parts
------------------------------------------------------------------------------------------ ----------------
Portions of the Registrant's proxy statement for the 2003 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant's fiscal year
end December 31, 2002 ....................................................................      III

--------------------------------------------------------------------------------
================================================================================

                      This page intentionally left blank.

Forward-Looking Statements

     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation ("Geron") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron's potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron's intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron's Securities and Exchange Commission reports including, but not limited to, the factors described in "Additional Factors That May Affect Future Results" set forth in Item 1 of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

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

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is "www.geron.com".

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

     We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in the regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as senescence or aging. Our collaborators have used mouse models to show that this type of cellular aging can cause numerous age-related degenerative changes in mammals. We believe that this cellular aging process, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, AIDS, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Cellular aging is also believed to contribute to the initiation of cancer.

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

     We are working to develop anti-cancer therapies based on telomerase inhibitors, oncolytic (cancer-killing) viruses and telomerase therapeutic vaccines. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

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

     In addition to their pluripotent characteristics, hESCs express telomerase and can therefore multiply or replicate indefinitely. The ability of hESCs to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore age, limiting their use in research or therapeutic applications. In other cases, exceedingly rare subpopulations of adult mesenchymal stem cells have been described in a few laboratories that also appear to differentiate into multiple cell lineages. To date, these cells have proven extremely difficult to culture and are not suitable for large-scale production. In contrast, hESCs can be expanded in culture indefinitely and hence can be banked for scaled product manufacture.

     We intend to use human embryonic stem cell technology to:

     o enable the development of transplantation therapies by providing standard starting material for the manufacture of cells and tissues;

     o facilitate pharmaceutical research and development practices by providing cells for disease models and screening, and for assigning function to newly discovered genes; and

     o accelerate research in human developmental biology by identifying the genes that control human growth and development.

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

     We continue to license nuclear transfer technology to others for applications in agriculture and production of biologicals. As of December 31, 2002, we had granted six non-exclusive licenses or license options to various companies for applications in chickens, cows, pigs and goats, and one non-exclusive license to a company to produce materials based on spider silk.

     Today, we are using the Roslin Institute's expertise in developmental biology to derive new stem cell lines and genetically engineer them to avoid immune rejection through gene targeting methods. We intend to produce cells for use in repairing organs damaged by degenerative disease that will not be rejected by a transplant recipient.

Commercial Opportunities for Our Technology Platforms

     Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that approximately 1.3 million cancer cases were diagnosed in the year 2002. Overall annual costs associated with cancer in 2002 were $172 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

     We are working to discover and develop anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines, and oncolytic (cancer-killing) viruses. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening. We believe that we have achieved a dominant position in telomerase research and in telomerase intellectual property which gives us a significant advantage in the discovery and development of oncology products based on telomerase.

     Telomerase Inhibition. Telomerase activation is necessary for cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore cause the aging and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and cell death, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are not expected to be cytotoxic to normal cells. To produce a telomerase inhibitor for the treatment of cancer, we focused our efforts on two approaches: template antagonists and small molecules. We have concentrated our development efforts on template antagonists which are currently in Investigational New Drug, or IND-enabling animal studies.

          Template Antagonists. We have designed and synthesized a special class of short-chain nucleic acid- like molecules, known as oligonucleotides, to target the template region, or active site, of telomerase.

     These oligonucleotides have demonstrated highly potent telomerase inhibitory activity at sub-nanomolar, or very low, concentrations in biochemical assays and various cellular systems. Published research by our collaborators has shown that these template antagonists inhibit the growth of malignant human glioma (brain cancer) cells, prostate cancer cells, lymphoma, myeloma and cervical cancer cells in animals.

          Our compound GRN163 is a true enzyme inhibitor and can therefore be much smaller (lower molecular weight) than other oligonucleotide drug candidates. It does not inhibit other critical nucleic acid-modifying enzymes and does not appear to be toxic to normal cells at concentrations needed to inhibit telomerase in tumor cells. This compound is now in IND-enabling animal toxicology studies. In March 2002, we acquired from Lynx Therapeutics, Inc. the patent portfolio covering the chemical backbone used to synthesize our template antagonists.

          Small Molecules. Through high-throughput screening of highly diverse chemical compound libraries, we have identified classes of small molecule compounds that are telomerase inhibitors which could be further evaluated. We de-prioritized work directed toward improving the specificity and potency of these small molecule compounds in order to focus on the clinical development of our template antagonists.

     Telomerase Therapeutic Vaccine. Our second approach to anti-cancer therapy is a telomerase therapeutic vaccine. In this approach, we deliver telomerase to special immune cells called dendritic cells which instruct the immune system to detect cells that express telomerase and kill them.

     We are conducting research to confirm the safety and efficacy of dendritic cell telomerase vaccine therapies. In collaboration with scientists at Duke University, we published studies in the September 2000 issue of Nature Medicine, which demonstrate that cancer patients' immune cells can be activated with a telomerase vaccine in the laboratory to kill their own cancer cells. This technique was also effective in reducing tumors in animals. A Phase 1 study in prostate cancer patients at Duke University Medical Center is currently underway using this approach. Thus far, all treated patients in the study have appropriately developed anti-telomerase T-cells and no adverse reactions have been seen after as many as six vaccinations. In August 2002, we were issued a U.S. patent covering telomerase cancer immunotherapy. We have granted a non-exclusive license to Dendreon Corporation to develop an ex vivo telomerase vaccine.

     We are also developing procedures to directly immunize patients using telomerase. Geron scientists have demonstrated that direct, in vivo vaccination in tumor-bearing mice elicits a telomerase-specific immune response and causes reduced growth of the animals' tumors. This direct method of vaccination would eliminate the need for manipulation of dendritic cells in culture and could potentially allow simple vaccination procedures to be available for all cancer patients.

     Oncolytic Virus. Our third anti-cancer therapeutic strategy is based on viruses which have been manipulated or engineered to have oncolytic, or cancer-killing, properties which would enable them to selectively target and destroy cancer cells. We are developing customized adenoviruses (common cold viruses) that will infect and kill cancer cells which express telomerase and not kill normal cells which do not express telomerase. To pursue this goal, we have cloned the region of the hTERT gene, called the promoter sequence, that is responsible for turning on or off the activity of telomerase in a cell. We have demonstrated that this promoter is turned on in telomerase-positive cancer cells, and is turned off in most normal cells.

     We are using the hTERT promoter to turn on the genes which are required for the customized adenovirus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the adenovirus which contains the hTERT promoter, the virus multiplies or replicates within the cancer cells and causes the rupture and death, or lysis, of the tumor cells. When these same adenoviruses containing the hTERT promoter infect normal somatic cells, there is no killing effect on these cells. This selective lytic effect on cancer has been demonstrated in vitro on 12 different tumor lines including prostate, liver, lung, pancreatic, colorectal, breast and ovarian cancer. These in vitro results have been extended to animal models of liver and prostate cancer with similar effects against the animals' tumors while sparing normal cells.

     We believe that these oncolytic viruses could be used to treat many types of primary and metastatic cancers. We have granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology in oncolytic virus products.

     Cancer Diagnostics. Telomerase is a broadly applicable and highly specific marker for cancer because it has been detected in more than 30 human cancer types and in the great majority of cancer samples studied. We believe that the detection of telomerase may have significant clinical utility for cancer diagnosis, prognosis, monitoring and screening. Current cancer diagnostics apply only to a single or limited number of cancer types because they rely on molecules expressed only by particular cancer types. However, telomerase-based diagnostics could potentially address a broad range of cancers.

     We have developed several proprietary assays for the detection of telomerase which are based on its activity or the presence of its RNA or protein components. The first generation assay is the Telomeric Repeat Amplification Protocol (TRAP) assay which can be used to detect telomerase activity in human tissue or cells in culture. The second generation assays detect the presence of hTR and hTERT in human tissues and body fluids. We own issued patents for the detection of telomerase activity and the components of telomerase including patents for the TRAP assay and diagnostic methods based on telomerase detection. To date, our licensees have commercialized 13 research-use-only kits that incorporate our technology.

     We are working with Roche Diagnostics to develop the clinical potential of our telomerase detection technology. Clinical research data generated by Roche shows that an assay for telomerase is a sensitive and specific test for detecting bladder cancer. We believe that these and other data support the clinical application of telomerase assays in diagnosis, staging, monitoring and screening for bladder, cervical, prostate and other cancers.

Research & Development Technologies

     Genomics and Human Developmental Biology. The first phase of the private and publicly funded programs to complete the sequencing of the human genome was accomplished in 2001. Despite this catalogue of human gene sequences, little is known about the structure of most genes, when and in what cells they are expressed or how they function. The next major hurdle is to determine the function of these genes and to use this information to develop new diagnostic and therapeutic approaches to treat many diseases.

     Embryonic stem cells are especially suitable for the functional analysis of genes involved in cell proliferation, differentiation and metabolism. The effects of adding or knocking out specific genes in hESCs can be monitored, providing evidence for the function of the gene on a particular proliferation or differentiation process. In collaboration with Celera Genomics, we have generated gene libraries from hESCs and sequenced them to identify genes important for human development. We are currently applying bioinformatic techniques to this database to identify genes useful as markers of differentiation or which code for proteins that control the differentiation process. Geron's database along with hESC technology could be used to identify the function of multiple developmental genes that could be good targets for drug discovery.

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

     We have distributed the human telomerase gene under material transfer agreements to academic laboratories worldwide in order to generate new applications of our technology and to preserve our commercialization rights in these applications. To date, we have material transfer agreements with more than 550 academic laboratories worldwide.

     We intend to make telomerase-immortalized cell lines commercially available to the not-for-profit research market and to companies for basic research and for use in drug discovery and biologics production applications.

     In July 2002, we granted a non-exclusive commercial license for telomerase cell immortalization technology to Variagenics, Inc. for use in the development of pharmacogenomics applications.

     In November 2002, we granted a non-exclusive license to PanCel Corporation for the development and commercialization of macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes.

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

     We believe that we have the technologies to provide a consistent source of normal human liver tissue which would more closely predict the impact of a new drug on human livers in the body. We believe that an unlimited supply of human hepatocytes which retain normal drug metabolism enzymes would revolutionize toxicity testing, address the largest bottleneck in new drug research and accelerate the drug development process. To potentially meet this need, we have developed procedures to differentiate hESCs into hepatocyte precursors and eventually into mature hepatocytes. Functional hepatocytes derived from hESCs would provide a consistent and reliable source of material for extensive and reproducible compound testing. Geron scientists have succeeded in demonstrating that hepatocytes derived from hESCs express normal markers of hepatocyte function, including certain Phase 1 and Phase 2 drug metabolizing enzymes. On October 1, 2002, we were awarded a U.S. patent covering human hepatocytes derived from hESCs and a second U.S. patent in January 2003 covering the use of hESC-derived hepatocytes for drug screening.

     We would like to commercialize such cells as a means to more accurately determine the potential toxicity and metabolism of a new candidate drug. In addition, the availability of a panel of hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, allowing full development of the field of pharmacogenomics whereby a compound's activity will be correlated with an individual's genetic make-up.

Nuclear Transfer: Agriculture/Xenotransplantation/Biologics

     Agriculture. Our nuclear transfer and gene targeting technologies can be used for applications in agriculture that improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality.

     We continue to license our nuclear transfer technology to others for applications in agriculture and production of biologicals. As of December 31, 2002, we had granted six non-exclusive licenses or license options to various companies for applications in chicken, cows, pigs, goats or other animals.

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

Regenerative Medicine

     We believe that the controlled activation of telomerase in the body can have therapeutic applications for the treatment of blood, skin and immune disorders, conditions in which deficiencies in cell proliferation have been implicated. We are developing a drug-like strategy with a small molecule-based therapy which would reactivate the existing telomerase gene or gene product already present in the cell to restore normal function to the cell. We are also studying methods to activate telomerase in skin cells to address conditions such as impaired wound healing.

     In cell-based therapies, differentiated cells derived from human embryonic stem cells (hESCs) would be transplanted or injected into the patient where they would integrate into the target tissue and thereby restore organ function or prevent or slow further deterioration. This approach is particularly applicable for the regeneration of tissues that do not normally divide in the body or which fail to proliferate in the disease state. Such cells include neural cells, cardiomyocytes (heart muscle cells), pancreatic islet (beta) cells, osteoblasts, chondrocytes and hematopoietic cells. We are currently developing these cell types for therapeutic applications in Parkinson's disease, spinal cord injury, heart disease, diabetes, osteoporosis, osteoarthritis and blood diseases.

     Parkinson's Disease, Stroke and Spinal Cord Injury. The major neural cells of the nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. Strokes are caused by blood clots or local bleeding in the brain and result in the death or degeneration of critical brain cells. Over 700,000 Americans suffer strokes each year. Stroke patients are often permanently compromised by loss of cognitive motor and sensory functions for which there are no treatments available today except costly long-term rehabilitation programs which have limited utility in restoring function. Over one million Americans suffer from Parkinson's disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized, and may require life support.

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

     We have derived the major types of neural cells from hESCs in culture, including human neurons, astrocytes and oligodendrocytes, and are characterizing their functional properties. We have devoted a significant portion of our research activities to developing procedures that could enable us to produce these neural cells for transplantation therapy in humans. We are now testing these cells in appropriate animal models to determine whether they can restore normal neural function. If these tests are successful, we can potentially repair the damaged portions of patients' nervous systems by transplanting hESC-differentiated neurons into the damaged area. In September 2002, the University of California's BioSTAR program awarded a grant to continue support of our collaboration with researchers at the University of California, Irvine on spinal cord injury.

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

     We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof of concept of our approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. These results suggest that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs and observed their normal contractile function and response to cardiac drugs. We have begun to test these cardiomyocytes in animal models to establish the safety and efficacy of this cell-based therapy.

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

     We are currently developing methods to derive insulin producing islet Beta cells from hESCs. Future work includes improving the yield of islet cells, characterizing their secretion of insulin in response to glucose and transplanting the islets to animal models of diabetes. If these tests are successful, we plan to infuse those cells into the liver of patients with severe, brittle Type 1 (insulin-requiring) diabetes.

     Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.5 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry average mortality rates as high as 24%, resulting in long-term nursing home care for nearly half of those who survive. Total health care costs for osteoporosis and its complications are estimated at $17 billion per year in the United States.

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

     We have recently derived from hESCs cells that are positive for osteocalcin. Current work focuses on confirming their characteristics as osteoblasts, improving cell yields, testing function in vitro and then testing the cells in animals. We have an opportunity to infuse osteoblasts derived from hESCs to treat osteoporosis. The clinical approach will first test the cells in non-union fractures (fractures of the long bones of the leg or arm that do not heal). If these trials are successful, we plan to proceed to test the cells in patients with severe refractory osteoporosis.

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

     We have recently derived hematopoietic stem cells from hESCs with our collaborator and have begun testing them in animal models of bone marrow transplantation. If these animal tests and other in vitro tests are positive, hematopoietic stem cells produced from hESCs may find use not only in hematopoietic transplantation therapies, but also in procedures designed to prevent immune rejection of other hESC-derived transplanted cells. In January 2003, we announced that we had obtained a license to hESC-produced hematopoietic cells from the Robarts Institute and a license from the Wisconsin Alumni Research Foundation ("WARF") to a U.S. patent covering the use of hESC-derived hematopoietic cells to prevent immune rejection. This approach could potentially eliminate the need for immunosuppressive drugs and patient-specific treatments based on "adult" stem cells.

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

     We have studied the activation of telomerase in skin cells. Our scientists and other researchers have established that skin cells age in tissue culture and in the body with loss of telomeric DNA. The restoration of telomerase activity in skin cells in culture dramatically extends the healthy lifespan of these cells. Animal models of telomere loss also correlate cellular aging with thinning of skin, graying of hair, chronic ulcerative lesions at areas of stress and reduced ability to repair wounds. Our approach to the therapeutic use of telomerase activation in skin includes both small molecule drug discovery and biological methods of restoring telomerase in various skin cells. We have demonstrated that telomerase activation by gene therapy significantly improves wound healing in a rabbit model of skin ulceration.

Commercial Collaborations

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

Kyowa Hakko Collaboration

     Under our April 1995 license and research collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. we received a total of $20 million of research funding to support our program to discover a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 2001. This research led to the discovery of GRN163. Kyowa Hakko has rights to co-develop and market GRN163 and other compounds selected under the collaboration in Asia, in return for paying us future payments upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on product sales. Kyowa Hakko also purchased $2.5 million of our common stock in connection with our initial public offering.

Ribozyme Pharmaceuticals Inc. (RPI) Collaboration

     In December 2001, we entered into a collaboration with RPI to accelerate process development for our lead telomerase inhibitor, GRN163. Under the terms of the collaboration, RPI assisted us in the scale-up and optimization of the manufacturing process for GRN163. During 2002, RPI began supplying us with research quantities of GRN163. In July 2002, we and RPI entered into an agreement under which RPI will manufacture GMP-grade GRN163 for us.

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

     In October 2001, we announced that researchers at Duke University Medical Center had initiated a Phase 1 clinical trial of telomerase as an antigen for cancer immunotherapy, using the Merix dendritic cell platform. The trial is designed to assess the safety of using telomerase immunotherapy to treat metastatic prostate cancer, and is being conducted under an IND submitted by Johannes Vieweg, M.D., Associate Professor of Urology and Assistant Professor of Immunology.

Dendreon Corporation License Agreement

     In October 2001, we entered into a non-exclusive license agreement with Dendreon Corporation to develop ex vivo cancer immunotherapies for clinical and commercial applications. Under the terms of the license, we have granted Dendreon non-exclusive rights to our telomerase technology. Dendreon plans to combine telomerase with its proprietary dendritic cell-based technology using telomerase as an antigen in a vaccine intended to induce a specific immune response against malignant cancers. We received a license fee and will receive milestone payments and royalties on future sales of these products.

Genetic Therapy, Inc. (GTI) License Agreement

     In December 2001, we entered into a non-exclusive license agreement with GTI, a subsidiary of Novartis AG, granting GTI non-exclusive rights to our human telomerase (hTERT) promoter for the development of oncolytic virus products. Under the terms of the agreement, GTI has the right to commercialize products using the hTERT promoter in cancer therapeutics. We received a license fee and will receive milestone payments and royalties on future sales of these products.

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

     Examples of other companies marketing research-use-only kits under license include the following:

     o In 1999, Roche Diagnostics entered into a sublicense agreement with Dako under which Dako received non-exclusive rights to develop antibody mediated telomerase detection assays and telomere length measurement assays for research and clinical diagnostic applications in oncology. We receive royalties from products commercialized under this sublicense. In 1999, Dako marketed two kits for measuring telomere length by fluorescence microscopy. In 2000, Dako launched a telomere length measurement kit for flow cytometry. Dako is currently marketing a total of three kits.

     o We licensed the TRAP assay for research-use-only to Oncor Inc. and the license has been subsequently transferred to the Intergen Company following the acquisition of Oncor's research reagent division by Intergen. Intergen has since been acquired by Serologicals, Inc. and Serologicals is currently marketing three TRAP research kits.

     o Kyowa Medex Co. has licensed our TRAP assay technology on a non-exclusive basis for the research-use-only market in Japan and commenced commercial sale of Intergen's TRAP kit in late 1996.

     o PharMingen (a Becton Dickinson company) has licensed our TRAP assay and telomere length measurement technology on a non-exclusive basis for sale to the research-use-only market and presently has two research kits on the market.

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

Clontech Marketing Agreement

     In March 1999, we entered into a development and license agreement with Clontech Laboratories, Inc. (a Becton Dickinson company) to market the Infinity[TM] product family of primary human cell lines immortalized with telomerase. Under the terms of the agreement, Clontech manufactured and marketed products resulting from the use of our telomerase technology to the not-for-profit research market. Clontech also had rights to supply products to the biotechnology and pharmaceutical industries under licenses to be executed between the individual commercial companies and us. Under the agreement, Clontech paid us an up-front fee of $50,000 for development activities and we were to equally share operating profits with Clontech from the sales of the Infinity[TM] Cell Lines, while we will retain all licensing revenues.

     In January 2003, we entered into a mutual agreement with Clontech to terminate the development and license agreement, effective January 31, 2003. Under the terms of the termination, we retain all rights to commercialize the telomerase-immortalized cell lines that Clontech was previously selling.

Variagenics, Inc. License Agreement

     In July 2002, we entered into a non-exclusive commercial license agreement with Variagenics, Inc. for use of our telomerase cell immortalization technology for pharmacogenomics applications that are expected to lead to the development of molecular diagnostic products to be used by physicians for selection of optimal therapy for patients. Under the agreement, we received a license fee and will receive milestone payments and royalties on future sales of these products.

PanCel Corporation License Agreement

     In November 2002, we entered into a non-exclusive license agreement with PanCel Corporation for the use of telomerase to develop and commercialize macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes. Under the agreement, we received a license fee and will receive royalties on future sales of these products.

Celera Genomics Collaboration

     In May 2000, we entered into a collaborative research and license agreement with Celera Genomics to combine our expertise in human embryonic stem cell biology with Celera's DNA sequencing and gene discovery capabilities.

In September 2001, we completed the identification of genes expressed in undifferentiated and differentiated human embryonic stem cells. Since that time we have been analyzing the large database of DNA sequence data and related information derived from this collaboration, and are pursuing patent protection for our discoveries. We intend to use the database information to enhance our hESC programs as well as potentially to develop and commercialize, or license others to develop and commercialize, small molecule drugs, protein therapeutics, cell or gene therapy products, and prenatal diagnostics that target genes or gene products identified in the research.

Nuclear Transfer Agreements

     We are non-exclusively licensing our nuclear transfer technology for commercial applications in agriculture, xenotransplantation and production of biologicals. To date, we have signed seven licenses or license options to various companies for applications in chicken, cows, pigs, goats or other animals. These companies include AviGenics, Inc., Origen Therapeutics, Inc., Viragen, Inc., Clone International, AgResearch Pty Ltd, ProLinia, Inc. and Nexia Biotechnologies Inc.

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

     As of December 31, 2002, we have collaborative research agreements in support of our telomerase programs in oncology and regenerative medicine with a number of institutions, including Duke University, the National Cancer Institute, Stanford University, the University of Texas Southwestern Medical School at Dallas, the University of California at San Francisco, the Memorial Sloan-Kettering Cancer Center, and Hong Kong University of Science and Technology. We have collaborative research agreements in support of our research on telomerase-immortalized cells with the Roslin Institute, the University of Texas and others. We are continuing collaborative research agreements in support of our human embryonic stem cell research in regenerative medicine programs with the University of California at Irvine, the Robarts Institute, the Roslin Institute, the University of Utah, the University of Washington and the University of Wisconsin-Madison.

Roslin Institute Collaboration

     Our collaboration with the Roslin Institute, in Midlothian, Scotland began in May 1999, when we completed the acquisition of Roslin Bio-Med Ltd., a company formed by the Roslin Institute, in order to complement and strengthen our technology platforms. Under the terms of the agreement, pursuant to which Roslin Bio-Med became a wholly-owned United Kingdom subsidiary known as Geron Bio-Med Ltd, the Roslin Institute transferred to us the exclusive rights to the patent applications covering nuclear transfer technology for all animal and human-based biomedical applications, excluding (i) human reproductive cloning, (ii) the production of therapeutic proteins in the milk of ruminants and rabbits and
(iii) the modification of milk composition for nutraceutical use.

     In connection with this acquisition, we also formed a research collaboration with the Roslin Institute under which we have agreed to provide approximately $20.0 million in applied research funding over six years (of which $9.0 million remains payable at December 31, 2002) and we retain exclusive license rights to commercialize the results of the research. We are using the Roslin Institute's expertise in developmental biology to advance our regenerative medicine programs based on human embryonic stem cells. Among other projects, we are collaborating with Roslin scientists to derive new hESC lines; to genetically engineer hESCs to avoid immune rejection through gene targeting methods so as to produce cells for transplant that will not be rejected by the transplant recipient; and to differentiate hESCs into chondrocytes for treatment of osteoarthritis and osteoblasts for treating osteoporosis.

Patents and Proprietary Technology

     Our three core technology platforms are supported by a broad intellectual property portfolio of issued patents and pending patent applications. We currently own or have licensed over 110 issued or allowed United States patents, 87 granted or accepted foreign patents and over 300 patent applications that are pending around the world.

     Our policy is to seek appropriate patent protection for inventions in our core technology platforms as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by our scientists, as well as those that we make in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, where appropriate we try to obtain licenses from other organizations to patent filings that may be useful in advancing our scientific and product development programs.

     Our regenerative medicine program is founded on our human embryonic stem cell platform, which is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational human embryonic stem cell (hESC) patents that arose from work that we funded at the University of Wisconsin-Madison, as well as patents from The Johns Hopkins University directed to human embryonic germ cells. We have also filed patent applications to protect technologies developed by Geron scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet cells, osteoblasts (bone cells) and hematopoietic cells (blood-forming cells). Currently there are over 75 Geron-owned patent applications pending around the world covering various aspects of our stem cell technology. The first of these patents applications have now been granted, including U.S. Patents Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes and Australian Patent Nos. 729,377 and 751,321 covering methods of growing hESCs.

     While our telomerase platform provides the basis for a number of different product opportunities, it is the mainstay of our oncology program. Our extensive development of telomerase technologies has so far produced over 44 issued or allowed United States patents, 48 granted foreign patents and over 115 patent applications pending around the world. Our issued United States patents include patents covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase, as well as cells that are immortalized by expression of recombinant hTERT. Aspects of our oncology product development program covered by issued and pending patent applications include cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of telomerase as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. Our GRN163 oncology therapeutic that is currently under development is a modified oligonucleotide that is complementary to a region of the telomerase RNA component termed the "template region". We own issued patents that cover the sequence of this oligonucleotide, as well as patents covering the modified chemistry that is used to build this oligonucleotide.

     Our third technology platform, nuclear transfer, is protected in part by the patent rights that we acquired in 1999 with the acquisition of Roslin Bio-Med, which we now operate as Geron Bio-Med. Two United States patents have now issued for this technology, and 34 foreign patents have been granted or accepted. In addition, we have more than 40 pending patent applications worldwide relating to nuclear transfer, arising both from the acquired patent rights and subsequent research that we funded at the Roslin Institute. Intellectual property rights to nuclear transfer technology are the primary asset of our licensing program through which we are granting licenses for cloning animals for use in agriculture, xenotransplantation and production of biologicals.

     We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. As examples, we are currently involved in two interferences before the U.S. Patent and Trademark Office (USPTO) involving patents and patent applications for nuclear transfer technology and an opposition in Europe filed against our granted patent relating to the measurement of telomerase activity.

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

Scientific Consultants

     We have consulting agreements with a number of leading academic scientists and clinicians. These individuals serve as key consultants or as members of "clinical focus group panels" with respect to our product development programs and strategies. They are distinguished scientists and clinicians with expertise in numerous scientific fields, including embryonic stem cells, nuclear transfer and telomere and telomerase biology, as well as developmental biology, cellular biology and molecular biology.

     We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as important contacts for us throughout the broader scientific community.

     We retain each consultant according to the terms of a consulting agreement. Under such agreements, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. In addition, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. Our consultants are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with, other entities or academic institutions that may limit their availability to us.

     As of December 31, 2002, our key consultants included the following individuals:

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

     Stephen Dunnett, Ph.D., is a Professorial Fellow at the School of Biosciences, Cardiff University, Wales. Dr. Dunnett's laboratory focuses on the preclinical development of cell based transplantation therapies for neurological diseases. Dr. Dunnett is a consultant to Geron's human embryonic stem cell based neural disease programs.

     Greg Korbutt, Ph.D., is an Associate Professor of Surgery and the Co-Director of the islet transplantation group at the University of Alberta. Dr. Korbutt has extensive experience in islet cell processing, animal models of diabetes and xenotransplantation. Dr. Korbutt serves as a consultant to Geron's human embryonic stem cell based diabetes program.

     Jeffrey Kordower, Ph.D., is a Professor of Neurosciences at
Rush-Presbyterian Medical Center. Dr. Kordower's research is focused on the development of therapies for Parkinson's disease and has pioneered the development of primate models to test candidate therapeutics. Dr. Kordower is a consultant to Geron's human embryonic stem cell based Parkinson's disease project.

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

     Ray Rajotte, Ph.D., is a Professor of Surgery and Medicine, Director of the Islet Transplantation Group, and Director of the Surgical-Medical Research Institute at the University of Alberta. Dr. Rajotte founded the islet transplantation group at the University of Alberta and has led the development of islet transplantation from the laboratory to clinical implementation. Dr. Rajotte was key in establishing the Alberta Foundation for Diabetes Research to help support the clinical trials at the University of Alberta. Dr. Rajotte is a consultant to Geron's human embryonic stem cell based diabetes program.

     Mahendra Rao, Ph.D., joined the National Institute of Aging as a Senior Investigator in 2001. He received the Herrick-Young Investigator Award from AAAS in 1999. Dr. Rao's laboratory explores the cellular and molecular mechanisms that regulate the proliferation, differentiation and survival of neural progenitor cells in the brain and spinal cord, both during development and in adulthood. Dr. Rao serves as a consultant for Geron's human embryonic stem cell based neural disease program.

     Jerry W. Shay, Ph.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas. Dr. Shay's research focuses on molecular mechanisms of tumorigenesis and immortalization with a particular emphasis on cancer of the breast. Dr. Shay has numerous publications, honors and patents. He is also on the editorial board for the Journal of Clinical Pathology.

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

     Judi Weissinger, Ph.D., is the CEO of Weissinger Solutions, a consulting firm that provides strategic regulatory guidance for the development of therapeutic products. Dr. Weissinger has served as a regulatory officer for Rhone-Poulenc Rorer, Applied Immune Sciences and Glaxo, Inc. Dr. Weissinger also served for over nine years at the FDA. Dr. Weissinger has extensive regulatory expertise in the fields of cell and gene therapy and consults with Geron on several projects.

     Woodring E. Wright, M.D., Ph.D., is a Professor of Cell Biology and Neuroscience at the University of Texas Southwestern Medical Center at Dallas. He is widely recognized as a leading molecular biologist working in the field of cellular senescence and the molecular basis of muscle development.

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

     As of December 31, 2002, the ethics advisory board consisted of the following individuals:

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

     Laurie Zoloth-Dorfman, Ph.D., is Professor of Medical Ethics and Humanities of the Feinberg School of Medicine at Northwestern University and a Co-Founder of The Ethics Practice, a group which provides education services and consultation on bioethics to health care providers and health care systems. She has published on bioethics, religion, and health care.

Executive Officers of the Company

     The following table sets forth certain information with respect to the executive officers of Geron Corporation:


Name                                      Age                      Position
---------------------------------------- ----- ------------------------------------------------
Thomas B. Okarma, Ph.D., M.D. .......... 57    President, Chief Executive Officer and Director
David L. Greenwood ..................... 51    Chief Financial Officer, Senior Vice President
                                               Corporate Development and Treasurer
David J. Earp, Ph.D., J.D. ............. 38    Vice President, Intellectual Property
Calvin B. Harley, Ph.D. ................ 50    Chief Scientific Officer
Melissa A. Kelly ....................... 39    Vice President, Oncology
Jane S. Lebkowski, Ph.D. ............... 47    Vice President, Regenerative Medicine
William D. Stempel, J.D. ............... 49    Vice President, General Counsel and Secretary

     Thomas B. Okarma, Ph.D., M.D., has served as our President, Chief Executive Officer and director since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company and wholly-owned subsidiary of Geron. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. From 1985 until joining us, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development and then as its chairman, chief executive officer and a director, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences, Inc. until December 1996. From 1980 to 1985, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College and a M.D. and Ph.D. from Stanford University.

     David L. Greenwood has served as our Chief Financial Officer and Treasurer since August 1995, Vice President of Corporate Development from April 1997 until August 1999 and Senior Vice President of Corporate Development since August 1999. He is a director of Geron Bio-Med Limited, a United Kingdom company, a wholly-owned subsidiary of Geron, and Clone International Pty Ltd., an Australian company. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

     David J. Earp, J.D., Ph.D., joined us in June 1999 and has served as our Vice President of Intellectual Property since October 1999. From 1992 until joining us, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP where his practice focused on biotechnology patent law. Dr. Earp holds a B.S. in microbiology from the University of Leeds, England, a Ph.D. in biochemistry and molecular biology from The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D., magna cum laude from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

     Calvin B. Harley, Ph.D., has served as our Chief Scientific Officer since July 1996. From May 1994 until July 1996, Dr. Harley was Vice President of Research and from April 1993 to May 1994, Dr. Harley was Director, Cell Biology. Dr. Harley was an Associate Professor from 1989 until joining us, and from 1982 to 1989, an Assistant Professor of Biochemistry at McMaster University. Dr. Harley was also an executive of the Canadian Association on Gerontology, Division of Biological Sciences from 1987 to 1991. Dr. Harley holds a B.S. from the University of Waterloo, a Ph.D. from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     Melissa A. Kelly, has served as our Vice President of Oncology since January 2003, Vice President of Corporate Development since April 2002 and General Manager of Research and Development Technologies since April 2001. Ms. Kelly joined us in November 1998 as Director of Corporate Development. From 1990 to 1998, Ms. Kelly worked at Genetics Institute, Inc., serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. From 1985 to 1990, Ms. Kelly held financial management positions at several companies in the high technology industry. Ms. Kelly graduated summa cum laude with a B.S. in Accounting from Boston College and received an M.B.A. in finance with high distinction from Babson College.

     Jane S. Lebkowski, Ph.D., has served as our Vice President of Regenerative Medicine since August 1999. Since joining us in April 1998 and until August 1999, Dr. Lebkowski served as Senior Director, Cell and Gene Therapies. Formerly, Dr. Lebkowski was employed at Applied Immune Sciences from 1986 to 1995 where she served as Vice President, Research and Development. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski graduated Phi Beta Kappa with a B.S. in Chemistry and Biology from Syracuse University and received her Ph.D. from Princeton University.

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

Employees

     As of December 31, 2002, we had 92 full-time employees of whom 30 hold Ph.D. degrees and 10 hold other advanced degrees. Of the total workforce, 71 were engaged in, or directly support, our research and development activities and 21 were engaged in business development, finance and administration. On January 21, 2003, we announced a restructuring under which we reduced our research staff by 29 employees and our support staff by 11 employees, leaving us with 52 full-time employees. We also retain outside consultants. None of our employees is covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

Restructurings

     In separate actions in June 2002 and January 2003 and in response to external capital market conditions, we restructured the company in order to conserve cash and focus our internal resources on our most advanced product development programs, including GRN163, our lead anti-cancer product and regenerative medicine programs based on neural cells, cardiomyocytes and pancreatic islet cells. These restructurings resulted in a total combined reduction of approximately 64% of our work force in Menlo Park, California and Edinburgh, Scotland.

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

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2002, our accumulated deficit was approximately $225.8 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses as our development efforts and clinical testing activities are expanded. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements may not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations through December 31, 2004, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

     o the accuracy of the assumptions underlying our estimates for our capital needs in 2003 and beyond;

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

     As a result of our drug discovery efforts to date, we have identified compounds in laboratory studies that demonstrate potential for inhibiting telomerase in humans. We have selected one of these compounds, GRN163, as a lead compound for development as a telomerase inhibitor for cancer. Further research is required to determine if this compound can be fully developed as an efficacious, safe and commercially viable treatment for cancer.

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

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and nuclear transfer have stimulated significant debate in social and political arenas. We use human pluripotent stem cells derived through a process that uses as the starting material donated embryos created for in vitro fertilization procedures but no longer needed or suitable for that use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President's Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended "that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena." Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us.

     Finally, we acquired Roslin Bio-Med to gain the rights to somatic cell nuclear transfer technology. We acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, the use of nuclear transfer to produce embryonic stem cells (referred to as "therapeutic cloning") could provide scientific insights that would help us advance our research. Government-imposed restrictions with respect to any or all of these practices could:

     o harm our ability to establish critical partnerships and collaborations;

     o    prompt government regulation of our technologies;

     o    cause delays in our research and development; and

     o    cause a decrease in the price of our stock.

     The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate, and many legislators reportedly favor such a ban. The July 2002 report of the President's Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be canceled and our business could be significantly harmed.

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

     Where several parties seek patent protection for the same technology, the U.S. Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. In our Form 10-K filings for 1999 and 2000, we reported that the U.S. Patent Office had suspended examination of two of our patent applications relating to telomerase pending a possible declaration of interference. The U.S. Patent Office lifted those suspensions and, in 2001, issued to us a U.S. patent with claims covering cloned human telomerase. While this was a positive development, it does not mean that the risk of an interference has been eliminated.

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

     Outside of the U.S., certain jurisdictions, such as Europe and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the U.S. is important to us. We are involved in both opposing the grant of patents to others through such opposition proceedings, and in defending against oppositions filed by others.

     If interferences, oppositions or other challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

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

     Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our research programs. In the event our technologies do infringe on the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our products will significantly and negatively affect our business.

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

     Under agreements with collaborators, we rely significantly on them, among other activities, to:

     o design and conduct advanced clinical trials in the event that we reach clinical trials;

     o    fund research and development activities with us;

     o    pay us fees upon the achievement of milestones; and

     o market with us any commercial products that result from our collaborations.

     The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Our reliance on the research activities of our non-employee scientific consultants and other research institutions, whose activities are not wholly within our control, may lead to delays in technological developments.

     We rely extensively and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request. These scientific consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If our scientific consultants are unable or refuse to contribute to the development of any of our potential discoveries, our ability to generate significant advances in our technologies will be significantly harmed.

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

     We also rely on consultants and advisors who assist us in formulating our research and development strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so would materially harm our business.

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

     The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances before it may be marketed in the United States or other countries. Generally, biological drugs and non-biological drugs are regulated more rigorously than medical devices. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in foreign countries. The regulatory process, which includes extensive preclinical testing and clinical trials of each product in order to establish its safety and efficacy, is uncertain, can take many years and requires the expenditure of substantial resources.

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

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

     Both GRN163 and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163 is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs by process improvements, as well as through scale increases. If we are not able to do so, however, and depending on the pricing of the product, the profit margin on GRN163 may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. If we cannot continue to improve our manufacturing processes, we may not be able to charge a high enough price for our cell therapy products, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential products, our business would be materially harmed.

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

     Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations.

Our stock price has historically been very volatile.

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations such as media coverage, legislation and regulatory measures and the activities of various interest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1998 and December 31, 2002, our stock has traded as high as $75.88 per share and as low as $3.33 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of December 31, 2002, we had 24,766,821 shares of common stock outstanding. Of these shares, approximately 10,894,534 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,833,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 1,061,071 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of the holders of common stock.

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this Form 10-K, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected. The issuance of preferred stock may also result in the loss of voting control by others.

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

Item 2. Properties

     We currently lease approximately 65,000 square feet of office space at 200, 230 and 255 Constitution Drive, Menlo Park, California. The lease for 200 and 230 Constitution Drive expires in July 2004, with an option to renew the lease for an additional period of two and one-half years. The lease for 255 Constitution Drive expires in April 2005 with an option to extend the term to coincide with the end date of the extension period for 200 and 230 Constitution Drive. We intend to sub-lease this space. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in May 2005. We believe that the existing facilities are adequate to meet our requirements for the near term.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

     Our common stock trades on The Nasdaq Stock Market[RegTM] under the symbol GERN. The high and low closing sales prices (excluding retail markup, markdowns and commissions) of our stock for the years ending December 31, 2002 and 2001 are as follows:


                                            High           Low
                                        ------------   -----------
  Year ended December 31, 2002
   First quarter ....................     $ 10.150       $ 7.090
   Second quarter ...................     $  8.320       $ 4.230
   Third quarter ....................     $  5.580       $ 3.560
   Fourth quarter ...................     $  4.300       $ 3.470
  Year ended December 31, 2001
   First quarter ....................     $ 20.313       $ 9.875
   Second quarter ...................     $ 15.480       $ 9.484
   Third quarter ....................     $ 18.580       $ 9.070
   Fourth quarter ...................     $ 14.000       $ 8.230

     As of December 31, 2002, there were approximately 889 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

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

Recent Sales of Unregistered Securities

     In September 2002, in conjunction with a consulting services agreement, we issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable at any time through August 2012 at $4.00 per share. In exchange for the warrant, we will receive consulting services over the one-year term of the consulting agreement. We have agreed to register the underlying shares of this warrant by the fifth anniversary of the issuance date.

     In August 2002, in conjunction with a consulting services agreement, we issued a warrant to purchase 100,000 shares of common stock. The warrant is exercisable at any time through August 2012 at $4.20 per share. In exchange for the warrant, we will receive consulting services over the one-year term of the consulting agreement. We do not have an obligation to register the underlying shares of this warrant.

Item 6. Selected Consolidated Financial Data


                                                                     Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                 2002           2001           2000           1999           1998
                                            -------------- -------------- -------------- -------------- --------------
                                                         (In thousands, except share and per share data)
Consolidated Statement of Operations
 Data:
Revenues from collaborative agreements       $       566    $     3,280    $     6,500    $     5,244    $     6,706
License fees and royalties ................          682            340            109            168             91
                                             -----------    -----------    -----------    -----------    -----------
Total revenues ............................        1,248          3,620          6,609          5,412          6,797
Operating expenses:
Research and development ..................       31,573         29,018         23,548         20,571         15,619
Acquired in-process research
 technology(1) ............................           --             --             --         23,403             --
General and administrative ................        5,375          9,621          9,273          5,574          3,769
                                             -----------    -----------    -----------    -----------    -----------
Total operating expenses ..................       36,948         38,639         32,821         49,548         19,388
                                             -----------    -----------    -----------    -----------    -----------
Loss from operations ......................      (35,700)       (35,019)       (26,212)       (44,136)       (12,591)
Interest and other income .................        2,549          5,860          5,922          3,263          2,666
Conversion expense(2) .....................           --        (11,910)            --             --             --
Interest and other expense ................         (757)        (1,004)       (12,284)        (5,503)          (907)
                                             -----------    -----------    -----------    -----------    -----------
Loss before cumulative effect of a
 change in accounting principle ...........      (33,908)       (42,073)       (32,574)       (46,376)       (10,832)
Cumulative effect of a change in
 accounting principle(3) ..................           --             --        (13,259)            --             --
                                             -----------    -----------    -----------    -----------    -----------
Net loss ..................................      (33,908)       (42,073)       (45,833)       (46,376)       (10,832)
Accretion of redemption value of
 redeemable convertible preferred
 stock ....................................           --             --             --            (73)          (578)
                                             -----------    -----------    -----------    -----------    -----------
Net loss applicable to common
 stockholders .............................  $   (33,908)   $   (42,073)   $   (45,833)   $   (46,449)   $   (11,410)
                                             ===========    ===========    ===========    ===========    ===========
Basic and diluted net loss per share:
Loss per share before cumulative effect
 of a change in accounting principle ......  $     (1.37)   $     (1.90)   $     (1.56)   $     (3.00)   $     (1.00)
Cumulative effect of a change in
 accounting principle .....................           --             --          (0.64)            --             --
                                             -----------    -----------    -----------    -----------    -----------
Net loss per common share .................  $     (1.37)   $     (1.90)   $     (2.20)   $     (3.00)   $     (1.00)
                                             ===========    ===========    ===========    ===========    ===========
Shares used in computing net loss per
 common share .............................   24,661,733     22,121,833     20,869,791     15,489,035     11,439,084
                                             ===========    ===========    ===========    ===========    ===========

------------
(1) In May 1999, we recognized $23.4 million as acquired in-process research technology expense for the value of the nuclear transfer technology license obtained through the acquisition of Roslin Bio-Med.
(2) In November 2001, we amended the terms of the series D convertible debentures and warrants and converted a portion of the outstanding series D convertible debentures. We recognized $11.9 million as conversion expense related to this amendment and conversion.
(3) In November 2000, we adopted a new accounting principle which retroactively affected the calculation of the beneficial conversion features associated with the series C convertible debentures issued in September 1999 and the series D convertible debentures issued in June 2000. We recognized an additional $13.3 million in imputed non-cash interest expense to reflect the change in accounting principle.

                                                                              December 31,
                                              ----------------------------------------------------------------------------
                                                   2002            2001            2000            1999           1998
                                              -------------   -------------   -------------   -------------   ------------
                                                                         (Dollars in thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents
 and marketable securities ................    $   47,517      $   79,641      $   95,785      $   42,923      $  40,423
Working capital ...........................        41,386          71,552          89,230          36,117         38,215
Total assets ..............................        60,669          96,231         114,030          63,701         44,456
Noncurrent liabilities ....................        21,545          24,377          41,987          29,527          8,101
Redeemable convertible preferred stock.....            --              --              --              --          3,610
Accumulated deficit .......................      (225,783)       (191,875)       (149,802)       (103,969)       (57,520)
Total stockholders' equity ................        29,741          61,542          63,918          26,226         29,191

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

     In January 2002, we resolved a federal lawsuit with the Wisconsin Alumni Research Foundation (WARF) and entered into a new license for the commercialization of human embryonic stem cell technology. The new agreement supersedes the earlier license, and resolves all issues related to the lawsuit filed by WARF against us in August 2001. We do not expect an adverse accounting impact on our financial condition or results of operations related to this new license agreement.

     Our telomerase technology has continued to be in demand by companies exploring treatments for cancer and other applications. In January 2002, we signed a license agreement with Genetic Therapy, Inc. for our telomerase promoter technology for therapeutic products targeting cancer. In July 2002, we signed a license agreement with Variagenics, Inc. for telomerase technology for pharmacogenomics applications. In November 2002, we signed a license agreement with PanCel Corporation for the use of telomerase to develop and commercialize macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes. In each of these license agreements, we received a license fee and will receive royalties and milestone payments on future product sales.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

     A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

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

     We consider that the following are critical accounting policies:

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

     We also have several license, option and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We recognize milestone payments upon completion of specified milestones according to contract terms. We generally recognize royalties as revenue upon receipt.

     We receive income from United States government grants that support our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants is recognized upon receipt of reimbursement and is included in interest and other income on the consolidated statements of operations.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 and has been capitalized as an intangible asset that is being amortized as research and development expense over six years. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense.

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, patent legal fees and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses.

Employee Stock Plans

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS No. 123 to present, in the Notes to Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

Results of Operations

     Our results of operations have fluctuated from period to period and will continue to fluctuate in the future based upon the timing and composition of funding under our various collaborative agreements, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

Revenues

     We recognized revenues from collaborative agreements of $566,000 in fiscal 2002 compared to $3.3 million in fiscal 2001 and $6.5 million in fiscal 2000. Revenues in 2002 primarily reflected the final research support payment from our collaborative agreement with Kyowa Hakko. Revenues in 2001 and 2000 primarily represented research support payments from our collaborative agreements with Kyowa Hakko and Pharmacia. In 2002, Kyowa Hakko ceased their research funding to us as contractually agreed. The decrease in revenues in 2001 was a result of terminating our agreement with Pharmacia in January 2001. We recognize revenue under collaborative agreements as we incur the related research and development costs. We received $2.0 million in funding payments under the Kyowa Hakko agreement in each of 2001 and 2000, respectively. We did not receive any funding payments from Kyowa Hakko in 2002. We recognized $1.3 million and $5.0 million in revenue for funding payments received under the Pharmacia agreement in 2001 and 2000, respectively. We did not recognize any revenue under the Pharmacia agreement in 2002.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination. We recognized license and option fee revenues of $492,000 and $200,000 in 2002 and 2001, respectively related to our various agreements. No license or option fees were recognized in 2000. Also, we received royalties of $190,000, $140,000 and $109,000 in 2002, 2001 and 2000, respectively on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $543,000 in 2003, $215,000 in 2004, $137,000 in 2005, $137,000 in 2006 and
$541,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $31.6 million, $29.0 million and $23.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 was primarily the result of increased costs of $2.5 million related to raw materials and manufacturing expenses for GRN163. The increase in 2001 from 2000 was primarily the result of increased scientific personnel expenses of $3.2 million, increased sponsored research of $424,000 and increased scientific supplies of $1.1 million. We expect research expenses to decrease in the future as a result of staff reductions in 2002 and 2003 and focusing efforts on our most advanced programs.

     In our oncology area, we have concentrated our resources on two areas:
GRN163, a telomerase inhibitor drug and a telomerase therapeutic vaccine. Currently GRN163 is in animal toxicology studies. Upon conclusive results from those animal studies, we expect to enter Phase 1 clinical studies with this product in 2003. We are currently sponsoring a Phase 1 clinical study at Duke University Medical Center for a telomerase therapeutic vaccine for patients with prostate cancer. In 2002, we have enrolled half of the 24 patients we intend to treat in the Phase 1 trial. Thus far, all of the treated patients have responded appropriately to the vaccine and no adverse reactions have been seen. The results of this study will be further evaluated in 2003 and 2004. Future clinical progress of this product will depend on the study results.

     In our regenerative medicine area, we have concentrated our resources on four specific cell types: hESC-derived neural cells for spinal cord injury and Parkinson's disease, hematopoietic cells for transplantation, cardiomyocytes for heart failure and pancreatic islet cells for diabetes. We are engaged in animal proof-of-concept testing for these cell types. If these tests are successful, we will continue clinical development of these products in accordance with FDA guidelines.

     According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an Initial Drug Application (IND). If successful, an IND allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs associated with clinical development are the Phase 3 trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed by the FDA.

     In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent clinical and preclinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled "Because we or our collaborators must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products" and "Entry into clinical trials with one or more products may not result in any commercially viable products" in the section of Item 1 entitled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-K.

General and Administrative Expenses

     General and administrative expenses were $5.4 million, $9.6 million and $9.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 was due to reduced personnel-related costs of $914,000 as a result of the restructuring in June 2002, reduced business consulting expenses of $2.2 million and reduced legal expenses of $1.0 million. The increase in 2001 from 2000 was the result of a net increase in personnel related costs of $741,000 and legal expenses of $793,000 offset by reduced business consulting expenses of $1.5 million. We expect general and administrative expenses to decrease in the near future as a result of the reductions in staffing in June 2002 and January 2003.

Interest and Other Income

     Interest income was $1.8 million, $5.0 million and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 as compared to 2001 and 2000 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $770,000, $794,000 and $400,000 in research payments under government grants for the years ended December 31, 2002, 2001 and 2000, respectively. We expect income from government grants to decrease in the future.

Interest and Other Expense

     Interest and other expense was $757,000, $1.0 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in interest and other expense in 2002 was primarily the result of reduced equipment loan payments. The decrease in interest and other expense for 2001 was primarily the result of lower expenses related to convertible debentures. In connection with the issuance of series D convertible debentures in June 2000, we recorded approximately $616,000 in interest expense for the difference between the fair value of our common stock on the date of signing and the conversion price of the debentures. In addition, we recorded the $10.5 million value of the warrant issued with the series D convertible debentures as a charge to interest expense and an increase to additional-paid-in capital.

     At the end of 2000, we adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27"). This new principle required us to modify the way we calculated the interest expense recognized for the difference between the fair value of our common stock on the closing date of the convertible debenture financing and the conversion price of the debentures. We were required to apply this new accounting principle retroactively to the September 1999 series C convertible debenture issuance. As a result of adopting this new accounting principle, we recognized $13.3 million in imputed non-cash interest expense and have recorded this charge as a cumulative effect of a change in accounting principle in 2000.

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

     We also modified the terms of the remaining $15.0 million of our series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, we modified the terms of the related warrants that were originally issued with our series D convertible debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3.4 million. We also recorded the remaining $15.0 million of the amended series D convertible debentures at a fair value of $16.3 million with the offsetting difference of $1.3 million being recorded as conversion expense. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through the assistance of an independent valuation.

     As of December 31, 2002, we had $15.0 million of series D convertible debentures outstanding. The $1.3 million excess of the initial fair value over the face value of the debentures is being amortized over the life of the debentures as a reduction to interest expense ($355,000 in 2002 and $59,000 in 2001). We are also accruing 2.5% interest on the amended debentures as interest expense over the life of the debentures ($375,000 in 2002 and $54,000 in 2001).


Net Loss

     Losses before cumulative effect of a change in accounting principle were $33.9 million, $42.1 million and $32.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net losses after cumulative effect of a change in accounting principle were $33.9 million, $42.1 million and $45.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in net loss in 2002 compared to 2001 was the net result of reduced revenues from collaborative agreements offset by lower conversion expense related to convertible debentures. The decrease in net loss in 2001 compared to 2000 was the net result of higher operating expenses, conversion expense related to amending series D convertible debentures and warrants, decreased revenues from collaborative agreements and reduced interest expense and cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2002 were $47.5 million compared to $79.6 million at December 31, 2001 and $95.8 million at December 31, 2000. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2002 and 2001 was the result of cash used in operations.

     Net cash used in operations was $31.3 million in 2002, $22.4 million in 2001 and $13.9 million in 2000. The increase in net cash used in operations in 2002 was primarily the result of increased research and development expenses and a decrease in revenues. We expect that our net cash used in operations will decrease in 2003 as a result of reductions in staffing in June 2002 and January 2003.

     Through December 31, 2002, we have invested approximately $12.3 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $367,000, $176,000, $146,000 and $55,000 in 2003, 2004, 2005 and 2006, respectively. As of December 31, 2002, we had approximately $1.1 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires on September 30, 2003. We intend to renew the commitment for new equipment financing facilities in 2003 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

     In June 2000, we sold $25.0 million in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of our common stock to an institutional investor. The debentures were convertible at any time by the holder at a fixed conversion price of $29.95 per share. If unconverted, the debentures had a maturity date of June 29, 2003. The warrants to purchase 834,836 shares of common stock were exercisable at $37.43 per share at the option of the holder through December 2001. In November 2001, $10.0 million of series D convertible debentures were converted by the holder into approximately 1,011,000 shares of our common stock at a conversion price of $9.89 per share, reflecting a modification of the terms of these debentures. We amended the terms of the remaining $15.0 million of series D convertible debentures to carry a 2.5% coupon, have a fixed conversion price of $20.00 per share and have the maturity date extended to June 2005. We also amended the outstanding series

D warrants. The amended series D-1 warrant to purchase 333,935 shares of our common stock is exercisable at $15.625 per share through June 30, 2003. The amended series D-2 warrant to purchase 500,901 shares of our common stock is exercisable at $25.00 per share through December 31, 2006. As of December 31, 2002, $15.0 million of series D convertible debentures and series D-1 and D-2 warrants to purchase 834,836 shares of our common stock remained outstanding.

     In December 2001, we sold $7.3 million of our common stock under our equity line financing facility and issued approximately 758,000 shares. This line expired in September 2002.

     In June 2002, we restructured the organization to focus our resources on our most advanced product development programs. In the process, we reduced our research staff by 33 employees and our support staff by 10 employees, a reduction of approximately 30% of our work force in Menlo Park, California and Edinburgh, Scotland. We recorded a restructuring charge of $706,000, of which $625,000 related to research and development expense and $81,000 related to general and administrative expense. As of December 31, 2002, no further amounts were due as a result of this restructuring.

     In January 2003, we reduced our research staff by 29 employees and our support staff by 11 employees. We changed the organization in order to concentrate our resources on the continued development of our lead anti-cancer product, GRN163, and our regenerative medicine products based on human embryonic stem cells (hESCs). We expect to record a restructuring charge in the first quarter of 2003 of approximately $670,000, of which $390,000 relates to research and development expense and $280,000 relates to general and administrative expense.

     Our contractual obligations for the next five years, and thereafter are as follows:


                                                        Principal Payments Due by Period
                                          ------------------------------------------------------------
                                                      Less Than
Contractual Obligations(1)                   Total     1 Year    1-3 Years   4-5 Years   After 5 Years
----------------------------------------- ---------- ---------- ----------- ----------- --------------
                                                             (Amounts in thousands)
Convertible debentures(2) ...............  $15,000         --     $15,000         --           --
Equipment loans .........................      744     $  367         377         --           --
Operating leases ........................    2,032      1,096         936         --           --
Research funding(3) .....................   10,687      3,187       7,133       $367           --
Product manufacturing(4) ................    1,750      1,750          --         --           --
                                           -------     ------     -------       ----           --
 Total contractual cash obligations .....  $30,213     $6,400     $23,446       $367          $--
                                           =======     ======     =======       ====          ===

------------
(1) This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.
(2) Our convertible debentures may be converted to common stock prior to their maturity date and therefore may not require use of our capital resources.
(3) Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.
(4) In July 2002, we entered into a manufacturing agreement to produce GMP-grade GRN163 for preclinical and clinical studies.

     We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through December 31, 2004. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds and U.S. government agency securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2002 was $46.9 million. These investments include $4.5 million of cash and cash equivalents which are due in less than 90 days, $35.4 million of short-term investments which are due in less than one year and $7.0 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the fiscal 2002 year end, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next three years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of December 31, 2002, we did not engage in foreign currency hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

     We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 8 to the consolidated financial statements, in 2000 the Company changed its method of accounting for convertible debentures in accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."

                                        /s/  ERNST & YOUNG LLP
Palo Alto, California
February 10, 2003

                                GERON CORPORATION

                          CONSOLIDATED BALANCED SHEETS


                                                                                     December 31,
                                                                             -----------------------------
                                                                                  2002            2001
                                                                             -------------   -------------
                                                                                 (In thousands, except
                                                                             shares and per share amounts)
                                     ASSETS
Current assets:
 Cash and cash equivalents ...............................................    $    4,604      $   18,773
 Restricted cash .........................................................           530             530
 Marketable securities ...................................................        42,383          60,338
 Interest and other receivables ..........................................           704           1,297
 Notes receivable from related parties ...................................           433             223
 Prepaid assets ..........................................................         2,115             703
                                                                              ----------      ----------
   Total current assets ..................................................        50,769          81,864
Equity investments in licensees ..........................................           365             699
Notes receivable from related parties ....................................           162             292
Property and equipment, net ..............................................         2,444           3,587
Deposits and other assets ................................................           245             241
Intangible assets, net ...................................................         6,684           9,548
                                                                              ----------      ----------
                                                                              $   60,669      $   96,231
                                                                              ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................................................    $    1,594      $    1,338
 Accrued compensation ....................................................           789           1,272
 Accrued liabilities .....................................................           949           1,715
 Current portion of deferred revenue .....................................           543             767
 Current portion of equipment loans ......................................           367             825
 Current portion of research funding obligation ..........................         5,141           4,395
                                                                              ----------      ----------
   Total current liabilities .............................................         9,383          10,312
Noncurrent portion of deferred revenue ...................................         1,030           1,097
Noncurrent portion of equipment loans ....................................           377             299
Noncurrent portion of research funding obligation ........................         3,822           6,686
Convertible debentures ...................................................        16,316          16,295
Commitments ..............................................................
Stockholders' equity:
 Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
   issued and outstanding at December 31, 2002 and 2001 ..................            --              --
 Common stock, $0.001 par value; 100,000,000 shares authorized; 24,766,821 and 24,481,774 shares issued and outstanding at December 31, 2002 and
   2001, respectively ....................................................            25              24
 Additional paid-in-capital ..............................................       256,097         253,595
 Deferred compensation ...................................................          (209)           (234)
 Accumulated deficit .....................................................      (225,783)       (191,875)
 Accumulated other comprehensive (loss) income ...........................          (389)             32
                                                                              ----------      ----------
   Total stockholders' equity ............................................        29,741          61,542
                                                                              ----------      ----------
                                                                              $   60,669      $   96,231
                                                                              ==========      ==========

                             See accompanying notes.

                                GERON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                       2002           2001           2000
                                                                  -------------- -------------- --------------
                                                                   (In thousands, except shares and per share
                                                                                    amounts)
Revenues from collaborative agreements ..........................  $       566    $     3,280    $     6,500
License fees and royalties ......................................          682            340            109
                                                                   -----------    -----------    -----------
   Total revenues ...............................................        1,248          3,620          6,609
Operating expenses:
 Research and development .......................................       31,573         29,018         23,548
 General and administrative .....................................        5,375          9,621          9,273
                                                                   -----------    -----------    -----------
   Total operating expenses .....................................       36,948         38,639         32,821
                                                                   -----------    -----------    -----------
Loss from operations ............................................      (35,700)       (35,019)       (26,212)
Interest and other income .......................................        2,549          5,860          5,922
Conversion expense ..............................................           --        (11,910)            --
Interest and other expense ......................................         (757)        (1,004)       (12,284)
                                                                   -----------    -----------    -----------
Loss before cumulative effect of a change in accounting principle      (33,908)       (42,073)       (32,574)
Cumulative effect of a change in accounting principle ...........           --             --        (13,259)
                                                                   -----------    -----------    -----------
Net loss ........................................................  $   (33,908)   $   (42,073)   $   (45,833)
                                                                   ===========    ===========    ===========
Basic and diluted net loss per share:
Loss per share before cumulative effect of a change in
 accounting principle ...........................................  $     (1.37)   $     (1.90)   $     (1.56)
Cumulative effect of a change in accounting principle ...........           --             --          (0.64)
                                                                   -----------    -----------    -----------
Net loss per common share .......................................  $     (1.37)   $     (1.90)   $     (2.20)
                                                                   -----------    -----------    -----------
Shares used in computing net loss per common share ..............   24,661,733     22,121,833     20,869,791
                                                                   ===========    ===========    ===========

                            See accompanying notes.

                                GERON CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                            Common Stock    Additional                                     Other           Total
                                       ---------------------  Paid-In       Deferred     Accumulated   Comprehensive   Stockholders'
                                          Shares   Amount     Capital     Compensation     Deficit     Income (Loss)      Equity
                                       ---------- -------- ------------  -------------- ------------- --------------- --------------
                                                                     (In thousands, except shares)
Balances at December 31, 1999 ......    17,381,095    $ 17    $  131,113   $      (853)   $  (103,969)   $       (82)   $    26,226
Net loss ...........................            --      --            --            --        (45,833)            --        (45,833)
Net change in unrealized gain
 (loss) on marketable securities ...            --      --            --            --             --            333            333
Cumulative translation adjustment ..            --      --            --            --             --            (90)           (90)
                                                                                                                        -----------
Comprehensive loss .................                                                                                        (45,590)
Issuance of common stock in
 connection with equity line
 less issuance costs of $9 .........        87,654       1         2,491            --             --             --          2,492
Issuance of common stock in
 connection with private
 investor financing ................       380,855      --         9,000            --             --             --          9,000
Beneficial conversion feature
 related to convertible
 debentures issued .................            --      --           616            --             --             --            616
Conversion of convertible
 debentures ........................       915,069       1         9,076            --             --             --          9,077
Issuance of warrants to
 purchase common stock in
 connection with convertible
 debenture financing ...............            --      --        10,527            --             --             --         10,527
Issuance of warrants to
 purchase common stock in exchange
 for services ......................            --      --         3,780            --             --             --          3,780
Issuance of common stock in
 exchange for services .............        62,866       1         1,318            --             --             --          1,319
Issuance of common stock to
 certain research institutions .....        58,149      --           691            --             --             --            691
Issuance of common stock upon
 exercise of warrants ..............     2,400,000       2        29,392            --             --             --         29,394
Issuance of common stock under
 employee stock plans, net .........       495,124      --         2,749            --             --             --          2,749
Amortization of deferred
 compensation ......................            --      --            --           378             --             --            378
Effect of a change in
 accounting principle, beneficial
 conversion related  to convertible
 debentures issued ($10,527 in 2000
 and $2,732 in 1999) ...............            --      --        13,259            --             --             --         13,259
                                       -----------    ----    ----------   -----------    -----------    -----------    -----------
Balances at December 31, 2000 ......    21,780,812      22       214,012          (475)      (149,802)           161         63,918
Net loss ...........................            --      --            --            --        (42,073)            --        (42,073)
Net change in unrealized gain
 (loss) on marketable securities
 and equity investments in licensees            --      --            --            --             --            (99)           (99)
Cumulative translation adjustment ..            --      --            --            --             --            (30)           (30)
                                                                                                                        -----------
Comprehensive loss .................                                                                                        (42,202)
Issuance of common stock in
 connection with equity line .......       757,885       1         7,252            --             --             --          7,253
Conversion of convertible
 debentures ........................     1,646,638       1        27,122            --             --             --         27,123
Issuance of warrants to purchase
 common stock in exchange for
 services ..........................            --      --            86            --             --             --             86
Issuance of warrants to purchase
 common stock to certain
 institutions ......................            --      --           992            --             --             --            992
Stock-based compensation related
 to issuance of common stock
 and options in exchange for
 services ..........................         2,473      --         1,717            --             --             --          1,717
Issuance of common stock to
 certain research institutions .....       100,000      --         1,066            --             --             --          1,066
Issuance of common stock upon
 exercise of warrants ..............        27,341      --           449            --             --             --            449
Issuance of common stock under
 employee stock plans, net .........       166,625      --           899            --             --             --            899
Amortization of deferred
 compensation ......................            --      --            --           241             --             --            241
                                       -----------    ----    ----------   -----------    -----------    -----------    -----------
Balances at December 31, 2001 ......    24,481,774      24       253,595          (234)      (191,875)            32         61,542
Net loss ...........................            --      --            --            --        (33,908)            --        (33,908)
Net change in unrealized gain
 (loss) on marketable securities
 and equity investments in licensees            --      --            --            --             --           (437)          (437)
Cumulative translation adjustment ..            --      --            --            --             --             16             16
                                                                                                                        -----------
Comprehensive loss .................                                                                                        (34,329)
Issuance of common stock in
 acquisition of technology .........       210,000       1         1,584            --             --             --          1,585
Issuance of warrants to purchase
 common stock in exchange for
 services ..........................            --      --           612            --             --             --            612
Stock-based compensation related
 to issuance of common stock and
 options in exchange for services ..         2,601      --            42            --             --             --             42
Issuance of common stock under
 employee stock plans, net .........        72,446      --           264            --             --             --            264
Deferred compensation related
 to 401(k) contributions ...........            --      --            --          (209)            --             --           (209)
Amortization of deferred
 compensation ......................            --      --            --           234            --             --            234
                                       -----------    ----    ----------   -----------    -----------    -----------    -----------
Balances at December 31, 2002 ......    24,766,821    $ 25    $  256,097   $      (209)   $  (225,783)   $      (389)   $    29,741
                                       ===========    ====    ==========   ===========    ===========    ===========    ===========

                            See accompanying notes.

                                GERON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                                -------------------------------------------
                                                                                      2002           2001          2000
                                                                                --------------- ------------- -------------
                                                                                              (In thousands)
Cash flows from operating activities
Net loss ......................................................................    $(33,908)      $ (42,073)    $ (45,833)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization ................................................       1,492           1,264         1,411
 Gain on investments ..........................................................          --             132            --
 Loss on equity investments in licensees ......................................         235              18            --
 Conversion expense related to modification of series D convertible
   debentures and warrants ....................................................          --          11,910            --
 Amortization of intangible assets, principally research related ..............       2,864           2,865         2,864
 Interest related to beneficial conversion feature ............................          --              --        24,402
 Accretion of discount on convertible debentures ..............................          --              --             8
 Interest expense related to convertible debentures, net of premium
   amortization ...............................................................          21             102           148
 Issuance of common stock in exchange for acquired in-process
   research technology ........................................................       1,585              --            --
 Accretion of interest on research funding obligation .........................         491             490           491
 Expense related to common stock issued for services rendered .................          18           4,310         3,995
 Amortization of deferred compensation ........................................         234             241           378
 Changes in assets and liabilities:
  Interest and other receivables ..............................................         593            (141)         (451)
  Prepaid assets ..............................................................        (800)           (339)           35
  Notes receivable from related parties .......................................         (63)           (183)          (19)
  Equity investments in licensees .............................................          --          (1,010)           --
  Deposits and other assets ...................................................          (4)             58           (48)
  Accounts payable ............................................................         256            (121)          138
  Accrued compensation ........................................................        (692)            656          (104)
  Accrued liabilities .........................................................        (742)          1,007           536
  Deferred revenue ............................................................        (291)          1,314           550
  Research funding payments ...................................................      (2,609)         (2,829)       (2,190)
  Translation adjustment ......................................................         (23)            (94)         (233)
                                                                                   ----------     ---------     ---------
   Net cash used in operating activities ......................................     (31,343)        (22,423)      (13,922)
Cash flows from investing activities
Capital expenditures ..........................................................        (328)         (1,106)       (1,181)
Purchases of marketable securities ............................................     (31,558)        (54,505)      (62,334)
Proceeds from maturities of marketable securities .............................          --          28,209        16,480
Proceeds from sales/calls of marketable securities ............................      49,176          31,290        15,526
                                                                                   ----------     ---------     ---------
   Net cash provided by (used in) investing activities ........................      17,290           3,888       (31,509)
Cash flows from financing activities
Proceeds from issuance of convertible debentures and warrants .................          --              --        25,000
Proceeds from equipment loans .................................................         498             102           201
Payments of obligations under capital leases and equipment loans ..............        (878)           (931)       (1,218)
Proceeds from issuance of common stock, net ...................................         264           8,152        43,598
                                                                                   ----------     ---------     ---------
   Net cash (used in) provided by financing activities ........................        (116)          7,323        67,581
                                                                                   ----------     ---------     ---------
Net (decrease) increase in cash and cash equivalents ..........................     (14,169)        (11,212)       22,150
Cash and cash equivalents, at beginning of year ...............................      18,773          29,985         7,835
                                                                                   ----------     ---------     ---------
Cash and cash equivalents, at end of year .....................................    $  4,604       $  18,773     $  29,985
                                                                                   ==========     =========     =========

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company's subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange.

Net Loss Per Share

     Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                           2002          2001          2000
                                                                      ------------- ------------- -------------
                                                                      (In thousands, except share and per share
                                                                                      amounts)
Loss before cumulative effect of a change in accounting principle      $   (33,908)  $   (42,073)  $   (32,574)
Cumulative effect of a change in accounting principle ...............           --            --       (13,259)
                                                                       -----------   -----------   -----------
Net loss ............................................................  $   (33,908)  $   (42,073)  $   (45,833)
                                                                       ===========   ===========   ===========
Basic and Diluted Net Loss Per Share:
Loss per share before cumulative effect of a change in
 accounting principle ...............................................  $     (1.37)  $     (1.90)  $     (1.56)
Cumulative effect of a change in accounting principle ...............           --            --         (0.64)
                                                                       -----------   -----------   -----------
Basic and diluted net loss per common share .........................  $     (1.37)  $     (1.90)  $     (2.20)
                                                                       ===========   ===========   ===========
Weighted average shares of common stock outstanding used in
 computing net loss per common share ................................   24,661,733    22,121,833    20,869,791
                                                                       ===========   ===========   ===========

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 822,545, 1,454,846 and 2,069,229 shares for 2002, 2001 and 2000, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

                               GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies (Continued)

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

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and securities available-for-sale. The Company places its cash and cash equivalents in money market funds, municipal notes and commercial paper. The Company's investments include corporate notes in United States corporations with original maturities ranging from 5 to 20 months.

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. See Note 2 on Financial Instruments and Credit Risk.

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

     The Company also has several license, option and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

     The Company receives income from United States government grants that support the Company's research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants is recognized upon receipt of reimbursement and is included in interest and other income.

Restricted Cash

     As of December 31, 2002 and 2001, the Company held $530,000 in a certificate of deposit as collateral on an unused line of credit.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies (Continued)

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at the market value as of the balance sheet date. Unrealized gains and losses are included as a separate component of stockholders' equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities", requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded in the years ended December 31, 2002, 2001 and 2000.

Derivative Financial Instruments

     The Company retains a warrant to purchase common stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS
133), the Company accounts for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other indicators of the investment's value. Any gains or losses in fair value are recorded in interest and other income. The Company does not use derivative financial instruments for trading or speculative purposes. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

     The Company's exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., the Company's international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2002 there was an insignificant currency exchange impact from intercompany transactions. The Company does not engage in foreign currency hedging activities.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 and has been capitalized as an intangible asset that is being amortized as research and development expense over six years. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense.

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, patent legal fees and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses.

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

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies (Continued)

Employee Stock Plans

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. The Company is required by SFAS No. 123 to present, in the Notes to Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                                          Years Ended December 31,
                                                                  -----------------------------------------
                                                                       2002          2001          2000
                                                                  ------------- ------------- -------------
                                                                  (In thousands, except per share amounts)
   Net loss .....................................................   $ (33,908)    $ (42,073)    $ (45,833)
   Add back:
    Deferred compensation and consultant option expense .........         283           585           586
   Deduct:
    Stock-based employee and consultant compensation
     expense determined under SFAS 123 ..........................     (10,422)       (9,275)       (5,682)
                                                                    ---------     ---------     ---------
   Pro forma net loss ...........................................   $ (44,047)    $ (50,763)    $ (50,929)
                                                                    =========     =========     =========
   Basic and diluted net loss per share as reported .............   $   (1.37)    $   (1.90)    $   (2.20)
   Basic and diluted pro forma net loss per share ...............   $   (1.79)    $   (2.29)    $   (2.44)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss.

     The components of accumulated other comprehensive income (loss) are as follows:


                                                                 December 31,
                                                             --------------------
                                                                2002        2001
                                                             ----------   -------
                                                                (In thousands)
      Unrealized holding gain (loss) on available-for-sale
       securities and marketable equity investments in
       licensees .........................................     $ (316)     $ 120
      Foreign currency translation adjustments ...........        (73)       (88)
                                                               ------      -----
                                                               $ (389)     $  32
                                                               ======      =====

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies (Continued)

Concentrations of Customers and Suppliers

     The majority of the Company's revenue was earned in the United States. One customer (a research collaborator) accounted for 40% of the Company's 2002 revenues. Two customers accounted for 35% and 55% of the Company's 2001 revenues and 76% and 22% of the Company's 2000 revenues. In January 2001, the Company and one significant customer, accounting for 35% of 2001 revenues and 76% of 2000 revenues, agreed to terminate its agreement. No revenues were earned from this customer in 2002.

     The Company has contracted with third-party manufacturers to produce GMP-grade drugs for preclinical and clinical studies. The Company has also contracted for raw materials to supply those manufacturers. Should the Company not be able to obtain sufficient quantities of raw materials or GMP-grade drugs from its third-party sources or other third-party sources, certain development and clinical activities may be delayed.

Other Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 on January 1, 2002 and the adoption had no material effect on its financial condition or results of operations.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company adopted SFAS 142 on January 1, 2002 and the adoption had no material effect on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 on January 1, 2002 and the adoption had no material effect on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 and the adoption had no material effect on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No.145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No.
30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies (Continued)

effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective at varying dates from May 2002 with early adoption encouraged. The Company early adopted this accounting principle as of December 31, 2001 and recognized $7,240,000 as conversion expense for the conversion and modification of its Series D convertible debentures. The conversion expense was calculated as the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement. See Note 8 on Convertible Debentures.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

     In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees nor does it provide any guarantees for others. The Company does not expect the adoption of FIN 45 to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies the effect of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148's amendment of the disclosure requirements of Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial condition or results of operations.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation. Marketable securities in the prior year were classified as short-term and long-term investments and prepaid assets in the prior year were classified as other current assets.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Financial Instruments and Credit Risk

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     The following is a summary of available-for-sale securities at December 31, 2002 and 2001:

                                                           Estimated Fair Value
                                                          ----------------------
                                                             2002        2001
                                                          ---------   ----------
                                                              (In thousands)

      Included in cash and cash equivalents:
      Money market fund ...............................    $ 4,519     $16,352
      Municipal note ..................................         --       2,000
                                                           -------     -------
                                                           $ 4,519     $18,352
                                                           =======     =======
      Restricted cash:
      Certificate of deposit ..........................    $   530     $   530
                                                           =======     =======
      Short-term investments (due in less than 1 year):
      Corporate notes .................................    $35,392     $50,170
                                                           =======     =======
      Long-term investments (due in 1-2 years):
      Corporate notes .................................    $ 6,991     $10,168
                                                           =======     =======

     As of December 31, 2002 and 2001, the difference between the fair value and the amortized cost of available-for-sale securities was $(316,000) and $120,000, respectively.

Notes Receivable from Related Parties

     The Company presently holds notes receivable of $595,000 from present or former employees of the Company related to housing costs following relocation. For the year ended December 31, 2002, 2001, and 2000 five, five and three employees, respectively, had notes receivable to the Company. These notes, which in general bear no interest, are collateralized by certain real property assets of the employees. One of the notes receivable is to be paid in full by March 2003, two of the notes receivable are to be paid in full by August 2003, and one note is to be paid in full by October 2003. The one remaining note is being paid in a series of installments over two years ending March 2004.

Other Fair Value Disclosures

     At December 31, 2002, the fair value of the notes receivable from employees is $571,000. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality.

     At December 31, 2002, the fair value of the equipment loans approximates the carrying value of $744,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     At December 31, 2002, the fair value of the convertible debentures approximates the carrying value of $16,316,000. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements and the Black-Scholes pricing model.

Credit Risk

     The Company places its cash, restricted cash, cash equivalents, and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Financial Instruments and Credit Risk (Continued)

securities. Marketable securities consist of high-grade corporate bonds and U.S. government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.

3.   Marketable and Non-Marketable Equity Investments in Licensees

     In connection with its license agreement with Clone International Pty Ltd. signed in December 2000, the Company received equity equal to 33% of the outstanding stock of Clone International. The Company received 500 ordinary, fully paid shares with full voting rights. The Company initially recorded its investment at $16,000, which was equal to 33% of the assets of Clone International in December 2000. In accordance with the equity method of accounting, the Company decreased its carrying value of the investment by its proportionate share of Clone International's losses up to the carrying value of the investment. Any decreases were included in interest and other income. In 2001, Clone International incurred a net operating loss and the Company decreased its carrying value in the investment by $16,000, the Company's proportionate share of the loss. As the Company's share of Clone International's operating losses exceeds the original carrying value of its investment, the Company has discontinued the application of the equity method as of December 31, 2001. The carrying value of Clone International equity was zero at December 31, 2002 and 2001. The Company does not have any funding obligations under this license.

     In connection with its license agreement with ProLinia, Inc., the Company received a warrant to purchase 1,500,000 shares of ProLinia common stock at an exercise price of $0.40 per share. The warrant, which contains a cashless exercise feature, expires on May 17, 2008. Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," requires derivative instruments to be recorded at fair value. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other known indicators of the investment's value and is included in the balance sheet under equity investments in licensees. Any resulting change in fair value is considered a realized gain or loss and is included in interest and other income. There was an insignificant change between the original fair value of the ProLinia warrants and the fair value at December 31, 2002.

4.   Property and Equipment

     Property and equipment, stated at cost, is comprised of the following:

                                                                       December 31,
                                                                 -------------------------
                                                                     2002          2001
                                                                 -----------   -----------
                                                                      (In thousands)
      Furniture and computer equipment .......................    $  2,872      $  2,809
      Lab equipment ..........................................       5,358         5,250
      Leasehold improvements .................................       4,062         4,050
                                                                  --------      --------
                                                                    12,292        12,109
      Less accumulated depreciation and amortization .........      (9,848)       (8,522)
                                                                  --------      --------
                                                                  $  2,444      $  3,587
                                                                  ========      ========

     Property and equipment at December 31, 2002 and 2001 includes assets under capitalized leases and equipment loans of approximately $3,314,000 and $2,142,000 respectively. Accumulated amortization related to leased assets was approximately $2,189,000 and $1,379,000 at December 31, 2002 and 2001,
respectively.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Equipment Loans

     In 2002, the Company renewed its equipment financing facilities and had approximately $1,100,000 available for borrowing as of December 31, 2002. The drawdown period under the equipment financing facilities expires on September 30, 2003. The obligations under the previous equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 9% and are due in monthly installments through June 2006.

     Future minimum principal payments on equipment loans are as follows:

                                                            Equipment
                                                              Loans
                                                         ---------------
                                                          (In thousands)
            Years ending December 31:
            2003 .......................................       $367
            2004 .......................................        176
            2005 .......................................        146
            2006 .......................................         55
                                                               ----
              Total minimum principal payments .........       $744
                                                               ====

6.   Accrued Liabilities

          Accrued liabilities consist of the following:

                                                       December 31,
                                                   --------------------
                                                      2002       2001
                                                   ---------   --------
                                                      (In thousands)
         Consultant commitments ................    $   33      $   82
         Annual report .........................        80         133
         Sponsored research agreements .........       232         225
         Legal expenses ........................       525       1,177
         Other .................................        79          98
                                                    ------      ------
                                                    $  949      $1,715
                                                    ======      ======

7.   Operating Lease Commitment

     On March 25, 1996, the Company leased two facilities under two five-year non-cancelable operating leases. In 2001, the Company exercised the first of two options to extend the lease period on the two original 1996 leases for two and one half years (until July 31, 2004), and assumed an operating lease on a third facility. The lease on the third facility expires on April 30, 2005, and Geron has an option to extend the term to January 31, 2007, to coincide with the end date of the second extension option under the leases on the first two facilities. Future minimum payments under non-cancelable operating leases are approximately $1,096,000 in 2003, $814,000 in 2004 and $122,000 in 2005. Rent
expense under operating leases was approximately $994,000, $710,000 and $612,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Base rent under each of the three leases increases annually by between 4% to 4.17%.

8.   Convertible Debentures

     Series C Debentures

     On September 30, 1999, the Company sold $12,500,000 in series C convertible two-percent coupon debentures and warrants to purchase 1,100,000 shares of common stock to an institutional investor. The series C convertible debentures were convertible at any time by the holder at a fixed conversion price of $10.25 per share. The series C convertible debentures were convertible at the Company's option when the common stock has traded at a certain

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Convertible Debentures (Continued)

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

     In November 2001, all of the remaining $6,250,000 of series C convertible debentures plus accrued interest were converted into 635,516 shares of Geron common stock. As of December 31, 2002, no series C convertible debentures and no series C warrants remained outstanding.

Series D Debentures

     On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures were convertible at any time by the holder at a fixed conversion price of $29.95 per share. The payment obligations under the series D debentures rank senior to all other obligations and while outstanding, no other debt can be issued that would take higher priority. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company's common stock and the conversion price of the debentures on the closing date of the financing. The debentures converted at the Company's option when Geron common stock has traded at a certain premium to the fixed conversion price for five consecutive trading days. If unconverted, the debentures had a maturity date of June 29, 2003. The warrant to purchase 834,836 shares of Geron common stock was exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in-capital in 2000. This debenture contained a beneficial conversion feature equal to the difference of the market price of the Company's common stock at the date of issue and the conversion price. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in-capital.

     In November 2001, the Company modified the terms of $10,000,000 of outstanding series D convertible debentures by reducing the conversion price to $9.89 per share (92% of the closing bid price on the date of conversion by the investor and converted the debentures into 1,011,122 shares of Geron common stock). As a result, the Company recognized $7,240,000 as conversion expense. The conversion expense was calculated as the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement.

     The Company also modified the terms of the remaining $15,000,000 of series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, the Company modified the terms of the related outstanding warrants that were

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Convertible Debentures (Continued)

originally issued with the series D debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3,370,000. The Company also recorded the remaining $15,000,000 of the amended series D convertible debentures at a fair value of $16,300,000 with the offsetting difference of $1,300,000 being recorded as conversion expense. The excess of the fair value over the face value of the debentures is being amortized over the life of the amended series D convertible debentures as a reduction to interest expense, $355,000 in 2002 and $59,000 in 2001. The Company is also accruing 2.5% interest on the amended series D convertible debentures as interest expense over the life of the debentures, $375,000 in 2002 and $54,000 in 2001. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

     As of December 31, 2002, $15,000,000 of series D convertible debentures and series D warrants to purchase 834,836 shares of Geron common stock remained outstanding.

9.   Intangible Asset and Research Funding Obligation

     In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000. As of December 31, 2002 and 2001, the present value of our remaining commitment was $8,963,000 and $11,081,000, respectively. Payments totaling $2,609,000 and $2,829,000 were made to the Roslin Institute under the research funding obligation in 2002 and 2001, respectively. Imputed interest of $491,000 and $490,000 was accreted to the value of the research funding obligation and was recognized as interest expense in 2002 and 2001, respectively.

     The transaction was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. The value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 has been capitalized as an intangible asset and is being amortized over six years as research and development expense, $2,865,000 each in 2002, 2001 and 2000. Research and development expense related to this commitment is expected to be $2,865,000 in 2003, $2,865,000 in 2004 and $955,000 in 2005.

10.  Acquisition of In-Process Research Technology

     Effective March 5, 2002, the Company purchased certain intellectual property related to oligonucleotide N3' -- P5' phosphoramidates from Lynx Therapeutics, Inc. The acquisition price was $2,500,000, of which $1,000,000 was paid in cash and 210,000 shares of Geron common stock. The total acquisition price was charged to research and development expense. The Company acquired the research technology from Lynx Therapeutics, Inc. for use solely in performing research related to its GRN163 anti-cancer therapeutic program. The Company must further the research and development of the technology before it can enter into clinical trials for a potential commercial application. The Company concluded that this technology has no alternative future use, and accordingly, expensed the value of the acquired research technology at the time of acquisition.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity

     Warrants

     Warrants outstanding to purchase Geron common stock as of December 31, 2002 are exercisable upon grant and are detailed as follows:

Issuance Date        Exercise Price        Number of Shares  Expiration Date
------------------   --------------        ----------------  ---------------
  September 2002         $  4.00                50,000       September 2012
  August 2002            $  4.20               100,000       August 2012
  November 2001          $ 15.63               333,935       June 2003
  November 2001          $ 25.00               500,901       December 2006
  September 2001         $  9.07                 5,000       September 2011
  August 2001            $ 14.60               100,000       August 2011
  August 2001            $ 22.56                 9,000       July 2006
  August 2000            $ 31.69                 5,000       August 2010
  July 2000              $  6.75                25,000       July 2010
  March 2000             $ 67.09               200,000       March 2010
  March 2000             $ 12.50               100,000       March 2010
  October 1998           $  5.78                 6,500       October 2008
  August 1997            $  6.75                25,000       August 2007
                                             ---------
                                             1,460,336
                                             =========

1992 Stock Option Plan

     The Company administers the 1992 Stock Option Plan (the "1992 Plan"). The options granted under the 1992 Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 2002, the Company had reserved 6,994,362 shares of common stock for issuance under the 1992 Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall be at least 100% and 85%, respectively, of the fair market value of the underlying common stock on the date of grant. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant. The 1992 Plan expired in August 2002 and no further options grants can be made from this 1992 Plan.

     Options to purchase shares of common stock generally vest over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Options granted under the 1992 Plan prior to July 1996 (the date of the Company's initial public offering) are generally immediately exercisable; however, any unvested shares issued are subject to repurchase rights whereby the Company has the option to repurchase any unvested shares upon termination of employment at the original exercise price. In 2002 and 2001, the Company did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2002, no shares remained subject to repurchase.

     On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase common stock of the Company under the 1992 Plan with exercise prices in excess of the closing price of the Company's common stock on September 17, 1998 of $4.75, the option to exchange all such options for new incentive and/or nonstatutory stock options. Each such new incentive and/or nonstatutory stock option was on the same terms as the surrendered option, except that (i) the exercise price was equal to the closing price of the Company's common stock as reported on September 17, 1998 of $4.75, (ii) the vesting period of each exchanged option as set forth in the applicable stock option agreement was extended for one year beginning from the original vesting commencement date, (iii) no exchanged option could be exercised or sold by the optionee prior

                               GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

to September 18, 1999, except due to the involuntary termination of the employee by the Company or his or her death or permanent disability, and (iv) options so exchanged were exchanged for the maximum number of incentive stock options permitted under applicable rules and regulations. In connection with this option exchange program, options to purchase 1,148,224 shares of common stock were cancelled and regranted. In addition, the Company recorded deferred compensation of approximately $1,300,000 in 1998. The remaining deferred compensation is being amortized over the remaining vesting term of the options. The Company recognized compensation expense related to this option exchange of approximately $234,000 in 2002 and $241,000 each in 2001 and 2000, respectively.

2002 Equity Incentive Plan

     In May 2002, the Company's stockholders approved the adoption of the 2002 Equity Incentive Plan (the "2002 Plan") to replace the 1992 Plan. The Company administers the 2002 Plan. The 2002 Plan provides for grants to employees of the Company and any parent or subsidiary of the Company (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of the Company or any parent or subsidiary of the Company. As of December 31, 2002, the Company had reserved 5,000,000 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the Administrator. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to the Company's right to repurchase shares subject to such option at the exercise price paid per share. The Company's repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2002, the Company did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2002, no shares remained subject to repurchase.

Directors' Stock Option Plan

     In July 1996, the Company adopted the 1996 Directors' Stock Option Plan and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. As of December 31, 2002, 492,500 options have been granted under the Directors' Option Plan.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

     Aggregate option activity for the 1992 Stock Option Plan, 2002 Equity Incentive Plan and the Directors' Stock Option Plan is as follows:

                                                                   Outstanding Options
                                               Shares       ---------------------------------       Weighted
                                             Available        Number of         Price Per           Average
                                             For Grant          Shares            Share          Exercise Price
                                          ---------------   -------------   -----------------   ---------------
Balance at December 31, 1999 ..........         742,337       3,297,522      $  0.34-$17.00        $  7.11
 Additional shares authorized .........         800,000              --      $           --        $    --
 Options granted ......................        (315,471)        315,471      $ 15.50-$47.19        $ 25.62
 Options exercised ....................              --        (458,580)     $  0.78-$27.00        $  5.14
 Options forfeited ....................         342,131        (342,131)     $  0.82-$35.00        $ 10.37
                                             ----------       ---------
Balance at December 31, 2000 ..........       1,568,997       2,812,282      $  0.34-$47.19        $  9.11
 Additional shares authorized .........       1,050,000              --      $           --        $    --
 Options granted ......................      (2,508,176)      2,508,176      $  8.23-$19.13        $ 13.05
 Options exercised ....................              --        (120,505)     $  0.34-$22.56        $  4.12
 Options forfeited ....................         171,264        (171,264)     $  0.82-$40.75        $ 15.71
                                             ----------       ---------
Balance at December 31, 2001 ..........         282,085       5,028,689      $  0.82-$47.19        $ 10.97
 Additional shares authorized .........       5,000,000              --      $           --        $    --
 Options granted ......................      (2,058,366)      2,058,366      $  3.76-$ 9.23        $  4.73
 Options exercised ....................              --         (16,357)     $  0.82-$11.85        $  4.89
 Options forfeited ....................         764,521        (764,521)     $  3.76-$47.19        $ 12.04
 1992 Plan options expired ............        (517,919)             --      $           --        $    --
                                             ----------       ---------
Balance at December 31, 2002 ..........       3,470,321       6,306,177      $  0.82-$41.13        $  8.82
                                             ==========       =========

     Information about stock options outstanding as of December 31, 2002 is as follows:

                                               Options Outstanding
                         ----------------------------------------------------------------
                                         Weighted Average     Weighted Average Remaining
 Exercise Price Range       Number        Exercise Price      Contractual Life (in years)
----------------------   ------------   ------------------   ----------------------------
$     0.82-$ 3.76         1,602,819          $  3.64                      9.25
$     3.89-$ 6.24         1,272,588          $  4.89                      6.17
$     6.63-$10.50         1,359,767          $  8.56                      8.51
$    10.56-$41.13         2,071,003          $ 15.41                      7.56
                          ---------
$     0.82-$41.13         6,306,177          $  8.82                      7.91
                          =========

     As of December 31, 2002 and 2001, there were 3,170,023 and 2,105,204 exercisable options outstanding at a weighted average exercise price of $9.40 and $9.20, respectively.

     During the year ended December 31, 2001, the Company extended the exercise period and accelerated the vesting schedule on 246,900 outstanding options to two former members of the Board of Directors and recognized $2,392,000 in compensation expense for the difference between the exercise price of the options and the fair market value of the Company's common stock on the date of the respective award modifications. No such action was taken in 2002.

Stock Based Compensation

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

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

employee stock options and options granted to non-employee directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards since the exercise price of the stock option equals the fair market value of the underlying common stock on the grant date.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method proscribed by the Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.47% to 4.69% for 2002, 3.39% to 5.29% for 2001 and 5.06% to 6.80% for 2000; a dividend yield of 0.0%
for 2002, 2001 and 2000; a volatility factor of the expected market price of the Company's common stock of 0.881 for 2002, 1.013 for 2001 and 1.032 for 2000; and a weighted average expected life of the options of 4 years for 2002 and 5 years for 2001 and 2000.

     The Company has recorded deferred compensation of approximately $1,300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1996. This amount was being amortized over the vesting period of the individual options, generally a 60-month period. Deferred compensation expense recognized in 2000 related to these options grants totaled approximately $137,000. No amounts were recorded in 2002 and 2001 since the deferred compensation was fully amortized by 2000.

     There were no options granted with an exercise price below fair market value of the Company's common stock on the date of grant for 2002, 2001 and 2000. The weighted average fair value of options granted during 2002, 2001 and 2000 with an exercise price equal to the fair market value of the Company's common stock on the date of grant was $3.05, $10.08 and $20.17, respectively. There were no options granted with an exercise price greater than the fair market value of the Company's common stock in 2002, 2001 and 2000.

     The Company grants options to consultants from time to time in exchange for services performed for the Company. In general, these options vest over the contractual period of the consulting arrangement. The Company granted options to consultants to purchase 4,558, 24,234 and 18,771 shares of the Company's common stock in 2002, 2001 and 2000, respectively. The fair value of these options is being amortized to expense over the vesting term of the options. In addition, the Company will record any additional increase in the fair value of the option grant as the options vest. The Company recorded expense of $18,000, $249,000 and $121,000 for the fair value of these options in 2002, 2001 and 2000, respectively. As of December 31, 2002, no unamortized fair value of options to consultants remained outstanding.

     The Company also grants common stock to consultants and research institutions in exchange for services performed for the Company. In 2002 and 2001, the Company issued 2,601 and 100,876 shares of common stock, respectively, in exchange for services. For these stock grants, the Company recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2002, 2001 and 2000, the Company recognized approximately $24,000, $1,066,000 and $1,889,000, respectively, of expense in connection with stock grants to consultants and research institutions.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

                                                                 Years Ended December 31,
                                                         -----------------------------------------
                                                              2002          2001          2000
                                                         ------------- ------------- -------------
                                                         (In thousands, except per share amounts)
   Net loss ............................................   $ (33,908)    $ (42,073)    $ (45,833)
   Add back:
    Deferred compensation and consultant option expense          283           585           586
   Deduct:
    Stock-based employee and consultant compensation
     expense determined under SFAS 123 .................     (10,422)       (9,275)       (5,682)
                                                           ---------     ---------     ---------
   Pro forma net loss ..................................   $ (44,047)    $ (50,763)    $ (50,929)
                                                           =========     =========     =========
   Basic and diluted net loss per share as reported ....   $   (1.37)    $   (1.90)    $   (2.20)
   Basic and diluted pro forma net loss per share ......   $   (1.79)    $   (2.29)    $   (2.44)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

Employee Stock Purchase Plan

     In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan") and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 35% of the eligible employees have participated in the Purchase Plan in 2002. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan.

     Approximately 213,000, 155,000 and 108,000 shares have been issued under the Purchase Plan as of December 31, 2002, 2001 and 2000, respectively. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following weighted average assumptions: risk-free interest rates ranging from 1.17% to 1.27% for 2002, 1.81% to 3.65% for 2001 and 5.96% to 6.06% for 2000; a dividend yield of 0.0% for 2002, 2001 and 2000; a volatility factor of the expected market price of the Company's common stock of
0.881 for 2002, 1.013 for 2001 and 1.032 for 2000; and an expected life of the purchase right of 6 months for 2002, 2001 and 2000. Based upon these assumptions, the pro forma compensation cost estimated for the fair value of the employees' purchase rights was approximately $101,000 for 2002, $211,000 for 2001 and $160,000 for 2000 has been included in the above pro forma information. As of December 31, 2002, 86,771 shares were available for issuance under the 1996 Employee Stock Purchase Plan.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

Common Shares Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2002 is as follows:

      Convertible debentures ...............      752,671
      Outstanding options ..................    6,306,177
      Options available for grant ..........    3,470,321
      Employee stock purchase plan .........       86,771
      Warrants outstanding .................    1,460,336
                                               ----------
        Total ..............................   12,076,276
                                               ==========

Share Purchase Rights Plan

     On July 20, 2001, the Company's Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of Geron outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of the Company's common stock, par value $0.001 per share, or of any company into which the Company is merged having a value of $200. The rights expire on July 31, 2011 unless extended by the Company's Board of Directors. As of December 31, 2002, no rights were exercisable into any shares of common stock.

401(k) Plan

     The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time U.S. employees ("Geron 401K Plan"). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Geron 401K Plan also permits discretionary matching and profit sharing contributions to be made by the Company. The Geron 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by the Company, and income earned on the contributions, are not taxable to employees until withdrawn from the Geron 401K Plan. Contributions by the Company, if any, will be deductible by the Company when made. At the direction of each participant, the assets of the Geron 401K Plan are invested in any of 14 different investment options.

     In December 2002, the Board of Directors approved a matching contribution equal to 100% of each employee's 2002 contributions. The matching contribution is invested in Geron's common stock and vests ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. The Company's accrual for matching the 2002 employee contributions under this plan was approximately $548,000, of which $339,000 was fully vested as of December 31, 2002 and $263,000 was recorded as research and development expense and $76,000 was recorded as general and administrative expense. As of December 31, 2002, the unvested amount of $209,000 was recorded as deferred compensation and will be amortized as compensation expense over the remaining three year vesting period. The Company provided the matching contribution in January 2003.


Private Financing

     In March 2000, the Company sold a total of 380,855 shares of common stock and warrants to purchase 300,000 shares of Geron common stock to a single investor for $9,000,000. Warrants to purchase 100,000 shares of common stock are exercisable at $12.50 per share and the warrants to purchase 200,000 shares of common stock are exercisable at $67.09 per share by the holder at any time through February 2010. As of December 31, 2002, all of the warrants issued with the private financing remained outstanding.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders' Equity (Continued)

Equity Line

     In September 2000, the Company entered into an agreement with an institutional investor for an equity financing facility covering the sale of up to $50,000,000 of the Company's common stock over 24 months. Under the agreement, shares would be sold at the Company's discretion at a discount to the then current market price of the Company's common stock on the day of sale. The Company controls the amount and timing of each sale of stock. In December 2001, the Company sold $7,253,000 of the Company's common stock under the equity line financing facility. In connection with the drawdown, the Company issued 757,885 shares. The Company did not issue any common stock under the equity line financing facility in 2002. The equity line commitment period expired in September 2002.

12.  Collaborative Agreements

     In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the "Kyowa Hakko Agreement"). Under the Kyowa Hakko Agreement, Kyowa Hakko provided $20,000,000 of research funding over six years to support the Company's program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 2001. This research led to the discovery of GRN163. The Company is entitled to receive future payments totaling $7,500,000 upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Kyowa Hakko has rights to co-develop and market GRN163 and other compounds selected under the collaboration in Asia. Kyowa Hakko also purchased $2,500,000 of Geron common stock in connection with the Company's initial public offering.

     In March 1997, the Company signed a License and Research Collaboration Agreement (the "Pharmacia Agreement") with Pharmacia Corporation to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia provided $20,000,000 of research funding over four years. In addition, Pharmacia purchased $10,000,000 of Geron common stock at a premium over two years. In January 2001, Geron and Pharmacia agreed to terminate the license and research collaboration agreement. Pharmacia returned all product rights for telomerase inhibitors to the Company.

     Costs associated with research and development activities attributable to the above agreements approximated revenue recognized. Under these agreements, revenues of approximately $500,000, $3,250,000 and $6,500,000, were recognized in 2002, 2001 and 2000, respectively. No milestone payments have been received or earned to date.

     In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim (the "Boehringer Mannheim Agreement") to develop and commercialize certain research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Boehringer Mannheim Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. In accordance with the Boehringer Mannheim Agreement, the Company received royalty payments from Roche of approximately $30,000 in 2002 and $31,000 each in 2001 and 2000, respectively.

     In March 1999, the Company entered into an exclusive License, Product and Marketing Agreement with Clontech (the "Clontech Agreement") to develop, manufacture and sell six cell lines. Under the terms of the Clontech Agreement, Clontech was responsible for manufacturing and marketing of products resulting from the use of the Company's telomerase technology. The Clontech Agreement provides for Clontech to pay an up-front technology licensing fee of $50,000, and for Clontech and Geron to equally share operating profits generated from

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Collaborative Agreements (Continued)

the sale of the cell lines. Specifically, the Company was entitled to receive reimbursement funding of the greater of $25,000 or 10% of sales on December 31, 1999, December 31, 2000, and December 31, 2001. Clontech launched its first product using the Company's telomerase technology in September 1999. The Company recognized approximately $29,000, $46,000 and $29,000 in shared profits from sales of cell lines in 2002, 2001 and 2000, respectively. The Clontech Agreement has been terminated by mutual agreement as of January 31, 2003.

13.  Income Taxes

     As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $161,000,000 which will expire at various dates beginning 2006 through 2022, if not utilized. The Company also had federal research and development tax credit carryforwards of approximately $4,100,000 which will expire at various dates beginning in 2007 through 2022, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:


                                                            2002           2001
                                                        ------------   ------------
                                                              (In thousands)
Net operating loss carryforwards ....................    $  56,900      $  45,400
Research credits ....................................        6,600          3,800
Capitalized research and development ................        8,500          6,100
Other -- net ........................................        4,000          1,500
                                                         ---------      ---------
  Total deferred tax assets .........................       76,000         56,800
Valuation allowance for deferred tax assets .........      (76,000)       (56,800)
                                                         ---------      ---------
Net deferred tax assets .............................    $      --      $      --
                                                         =========      =========

     Because of the Company's history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $19,200,000, $9,200,000 and $6,100,000 during the years ended December 31, 2002,
2001 and 2000, respectively.

     Approximately $2,800,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

14.  Restructuring Charge

     In June 2002, Geron restructured its organization to focus resources on its most advanced product development programs. In the process, Geron reduced its research staff by 33 employees and its support staff by 10 employees, a reduction of approximately 30% of Geron's work force in Menlo Park, California and Edinburgh, Scotland. Geron recorded a restructuring charge, consisting mostly of salaries, severance and other personnel related costs of $706,000, of which $625,000 related to research and development expense and $81,000 related to general and administrative expense. As of December 31, 2002, no further amounts were due as a result of this restructuring. See Subsequent Event note below.

15.  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Segment Information (Continued)

requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for oncology and regenerative medicine, and research tools for drug discovery. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

16.  Statement of Cash Flows Data

                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                            2002          2001          2000
                                                                         ----------   ------------   ---------
                                                                                    (In thousands)
Supplementary information
 Interest paid .......................................................     $   87       $    153      $  250
Supplementary investing and financing activities:
 Notes receivable from stockholders ..................................     $   --       $     --      $   70
 Conversion of convertible debentures ................................     $   --       $ 16,513      $9,077
 Premium on convertible debentures ...................................     $   --       $ (1,300)     $   --
 Issuance of warrants to purchase common stock and common
   stock issued for prior year services ..............................     $  636       $     --      $1,098
 Unrealized gain (loss) on equity investments ........................     $ (322)      $   (293)     $  (50)
 Net unrealized gain (loss) on available-for-sale securities .........     $ (338)      $    194      $  384
 Deferred compensation on 401(k) contribution ........................     $  209       $     --      $   --

     Interest expense for the year ended December 31, 2002, 2001 and 2000 was $600,000, $847,000 and $12,040,000, respectively.

17.  Quarterly Results (Unaudited)

                                                            First         Second        Third         Fourth
                                                           Quarter       Quarter       Quarter       Quarter
                                                        ------------   -----------   -----------   -----------
                                                               (In thousands, except per share amounts)
Year Ended December 31, 2002
Revenues ............................................    $     626      $    111      $     218     $     293
Operating expenses ..................................       11,760         9,599          7,660         7,929
Net loss ............................................      (10,475)       (9,008)        (7,196)       (7,229)
Basic and diluted net loss per common share .........    $   (0.43)     $  (0.37)     $   (0.29)    $   (0.29)
Year Ended December 31, 2001
Revenues ............................................    $   1,797      $    585      $     615     $     623
Operating expenses ..................................      (10,627)       (8,006)       (11,099)       (8,907)
Net loss ............................................       (7,436)       (6,081)        (9,112)      (19,444)
Basic and diluted net loss per common share .........    $   (0.34)     $  (0.28)     $   (0.42)    $   (0.85)

     Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

                                GERON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Subsequent Event

     In January 2003, the Company announced that it is changing its organization in order to concentrate its resources on the continued development of its lead anti-cancer product, GRN163, and its regenerative medicine products based on human embryonic stem cells (hESCs). In the process, Geron reduced its research staff by 29 employees and its support staff by 11 employees. The Company expects to record a restructuring charge in the first quarter of 2003 of approximately $670,000, of which $390,000 relates to research and development expense and $280,000 relates to general and administrative expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant Identification of Directors

     The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 30, 2003, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

Item 14. Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Geron's principal executive officer and principal financial officer have concluded that Geron's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Geron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in Geron's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. We have not identified any significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Consolidated Financial Statements

     Included in Part II of this Report:

                                                                                             Page
                                                                                            -----
Report of Ernst & Young LLP, Independent Auditors .......................................   40
Consolidated Balance Sheets -- December 31, 2002 and 2001 ...............................   41
Consolidated Statements of Operations -- Years ended December 31, 2002, 2001 and 2000 ...   42
Consolidated Statement of Stockholders' Equity -- Years ended December 31, 2002, 2001 and
 2000 ...................................................................................   43
Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000 ...   44
Notes to Consolidated Financial Statements ..............................................   45

   (2) Financial Statement Schedules

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in item 15(a)(1).

   (3) Exhibits.

     Exhibit
     Number                                                 Description
----------------   --------------------------------------------------------------------------------------------
   2.1 (1)+        Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
   2.2 (1)         Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
   3.1             Amended and Restated Certificate of Incorporation of Registrant
   3.2*            Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
   3.3*            Bylaws of Registrant
   4.1 (3)         Form of Common Stock Certificate
   4.2 (4)         Registration Rights Agreement dated March 27, 1998, among the Registrant and certain investors
   4.3 (5)         Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
   4.4 (6)         Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
   4.5 (7)         Registration Rights Agreement dated as of September 30, 1999, by and between the
                   Registrant and RGC International Investors, LDC
   4.5 (8)         Form of Warrant
   4.5 (9)         Form of Debenture
   4.6 (10)        Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S.
                   Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of
                   Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as
                   Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
                   Preferred Shares as Exhibit C
   4.7 (11)        Amendment No. 1 to Registration Rights Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
   4.8 (12)        Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
   4.9 (13)        Amended and Restated Series D-1 Stock Purchase Warrant to purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of
                   November 9, 2001

      Exhibit
       Number                                                 Description
-------------------   ------------------------------------------------------------------------------------------
    4.10(14)          Amended and Restated Series D-2 Stock Purchase Warrant to purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of
                      November 9, 2001
    4.11(45)          Form of Indenture
    4.12(46)          Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and
                      Lynx Therapeutics, Inc.
    10.1 (3)          Form of Indemnification Agreement
    10.2 (15)         1992 Stock Option Plan, as amended
    10.3 (3)          1996 Employee Stock Purchase Plan
    10.4 (16)         1996 Directors' Stock Option Plan, as amended
    10.5 (48)         2002 Equity Incentive Plan
    10.6 (3)+         Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold
                      Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and
                      January 1994
    10.7 (3)+         Patent License Agreement dated September 8, 1992 between Registrant and University of
                      Texas Southwestern Medical Center at Dallas
    10.8 (3)+         Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and
                      University of Texas Southwestern Medical Center at Dallas
    10.9 (3)+         Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
   10.10(3)+          License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
   10.11(3)+          Standard Nonexclusive License Agreement dated January 1, 1996 between the Registrant and
                      Wisconsin Alumni Research Foundation
   10.12(3)           Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon
                      Organization
   10.13(3)           Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon
                      Organization and Amendments Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
                      1994 and March 25, 1996, respectively
   10.14(3)           Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease
                      Management Services, Inc.
   10.15(3)           Master Lease Agreement dated January 5, 1993 between the Registrant and Lease
                      Management Services, Inc.
   10.20(3)           Note Secured by Second Deed of Trust dated December 1993 between the Registrant and
                      Calvin B. Harley
   10.23(3)           Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor
                      Laboratory
   10.25(17)          Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and
                      Pharmacia & Upjohn S.p.A.
   10.26(18)+         License and Research Collaboration Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
   10.27(18)+         Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
   10.28(18)+         Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa Hakko
                      Kogyo Co., Ltd. and Pharmacia & Upjohn S.p.A.
   10.29(18)+         Common Stock Purchase Agreement dated March 23, 1997 between Registrant and
                      Pharmacia & Upjohn S.p.A.
   10.30(18)          Intellectual Property License Agreement dated December 9, 1996 between Registrant and
                      University Technology Corporation
   10.33(18)          First Amendment to Note Secured by Deed of Trust with Harley

       Exhibit
       Number                                                   Description
--------------------   --------------------------------------------------------------------------------------------
  10.35(19)+           License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins
                       University
  10.36(19)+           Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins
                       University
  10.37(20)+           License, Product Development, and Marketing Agreement by and between Registrant and
                       Boehringer Mannheim, GmbH
  10.38(21)            Securities Purchase Agreement dated as of March 27, 1998 between Registrant and certain investors
  10.40(22)            Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
  10.42(1)+            Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
  10.43(1)+            License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
  10.44(23)            Amendment No. 1 to the Securities and Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
  10.45(23)            Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
  10.46(24)            Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC
                       International Investors, LDC
  10.47(25)            License Agreement with Wisconsin Alumni Research Foundation
  10.48(26)            Option Agreement with Wisconsin Alumni Research Foundation
  10.49(27)            Amendment to the License Agreement with Wisconsin Alumni Research Foundation
  10.50(28)            Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and
                       Andrea L. Earp and the Registrant
  10.51(29)            Letter to Thomas Okarma, dated as of October 7, 1999, extending License and Research
                       Collaboration Agreement between Pharmacia & Upjohn and the Registrant
  10.52(30)            Amendment No. 3 to the License and Research Collaboration Agreement, dated as of
                       January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
  10.53(31)            Securities Purchase Agreement by and between Registrant and private investor dated
                       March 9, 2000
  10.54(32)            Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
  10.55(33)            Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
  10.56(34)            Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the
                       Purchaser
  10.57(35)            Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the
                       Purchaser
  10.58(36)            Series D Zero Coupon Convertible Debenture
  10.59(37)            Warrant to purchase 834,836 shares of common stock issued by Registrant to the Purchaser, dated as of June 29, 2000
  10.60(38)            Common Stock Purchase Agreement, dated as of September 6, 2000, by and between the
                       Registrant and Acqua Wellington
  10.61(39)            First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
  10.62(40)            Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation
  10.63(41)            Common Stock Warrant Agreement issued by Registrant to University Technology
                       Corporation, dated as of August 30, 2001

      Exhibit
       Number                                                Description
-------------------   ----------------------------------------------------------------------------------------
   10.64(42)          Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC
                      International Investors, LDC
   10.65(43)          First Amendment to Lease and Assignment and Assumption of Lease among the Registrant,
                      iPrint Technologies, Inc. and Bohannon Development Company
   10.66(44)          License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin
                      Alumni Research Foundation.
   10.67(47)+         Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx
                      Therapeutics, Inc.
    21.1*             List of Subsidiaries
    23.1              Consent of Ernst & Young LLP, Independent Auditors
    24.1              Power of Attorney (see signature page)

------------
  + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
  * Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 13, 2000.
 (1) Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on May 18, 1999.
 (3) Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.
 (4) Incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 8-K filed on April 2, 1998.
 (5) Incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.
 (6) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 18, 1999.
 (7) Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on October 7, 1999.
 (8) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.
 (9) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.
(10) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 20, 2001.
(11) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(12) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(13) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(14) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(15) Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.
(16) Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.
(17) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 24, 1997.
(18) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(19) Incorporated by reference to identically numbered exhibits filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

(20) Incorporated by reference to identically numbered exhibits filed with Registrant's Annual Report on Form 10-K filed on March 31, 1998.
(21) Incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 8-K filed on April 2, 1998.
(22) Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 8-K filed on December 17, 1998.
(23) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-3 filed on April 2, 1998.
(24) Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on October 5, 1999.
(25) Incorporated by reference to Exhibit 10.1 filed with Registrant's
     Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(26) Incorporated by reference to Exhibit 10.2 filed with Registrant's
     Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(27) Incorporated by reference to Exhibit 10.3 filed with Registrant's
     Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(28) Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.
(29) Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.
(30) Incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed on March 13, 2000.
(31) Incorporated by reference to Exhibit 4.7 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(32) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(33) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(34) Incorporated by reference to Exhibit 4.1 of the Registrant's Current
     Report on Form 8-K filed on July 6, 2000.
(35) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(36) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(37) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(38) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2000.
(39) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(40) Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(41) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(42) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(43) Incorporated by reference to identically numbered exhibits filed with Registrant's Annual Report on Form 10-K filed on March 1, 2002.
(44) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 18, 2002.
(45) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on January 29, 2002.
(46) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on March 7, 2002.
(47) Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 filed on March 7, 2002.
(48) Incorporated by reference to Appendix 2 of the Registrant's Definitive Proxy Statement filed on April 2, 2002.

(b)  Reports on Form 8-K.

  None.

(c)  Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 28th day of February, 2003.

                                       GERON CORPORATION


                                       By: /s/ THOMAS B. OKARMA
                                          --------------------------------------
                                          Thomas B. Okarma
                                          President and Chief Executive
                                          Officer

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


            Signature                                Title                           Date
--------------------------------   ----------------------------------------   ------------------
 /s/   THOMAS B. OKARMA            President, Chief Executive Officer and     February 28, 2003
-------------------------------    Director (Principal Executive Officer)
           Thomas B. Okarma

 /s/   DAVID L. GREENWOOD           Chief Financial Officer, Senior Vice      February 28, 2003
-------------------------------     President of Corporate Development
          David L. Greenwood        and Treasurer (Principal Financial
                                          and Accounting Officer)

 /s/   ALEXANDER E. BARKAS                        Director                    February 28, 2003
-------------------------------
         Alexander E. Barkas

 /s/   EDWARD V. FRITZKY                          Director                    February 28, 2003
-------------------------------
           Edward V. Fritzky

 /s/   THOMAS D. KILEY                            Director                    February 28, 2003
-------------------------------
            Thomas D. Kiley

 /s/   ROBERT B. STEIN                            Director                    February 28, 2003
-------------------------------
            Robert B. Stein

 /s/   JOHN P. WALKER                             Director                    February 28, 2003
-------------------------------
             John P. Walker

 /s/   PATRICK J. ZENNER                          Director                    February 28, 2003
-------------------------------
           Patrick J. Zenner

                                GERON CORPORATION
                 SARBANES-OXLEY ACT SECTION 302(A)CERTIFICATION

I, Thomas B. Okarma, Chief Executive Officer of Geron Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Geron Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ THOMAS B. OKARMA
----------------------------------------
Thomas B. Okarma
President and Chief Executive Officer

                                GERON CORPORATION
                 SARBANES-OXLEY ACT SECTION 302(A) CERTIFICATION

I, David L. Greenwood, Chief Financial Officer of Geron Corporation, certify that:

1.   I have reviewed this annual report on Form 10-K of Geron Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ DAVID L. GREENWOOD
----------------------------------------
David L. Greenwood
Senior Vice President and
Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit
     Number                                                 Description
----------------   --------------------------------------------------------------------------------------------
     2.1(1)+       Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
     2.2(1)        Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
      3.1          Amended and Restated Certificate of Incorporation of Registrant
     3.2*          Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
     3.3*          Bylaws of Registrant
     4.1 (3)       Form of Common Stock Certificate
     4.2 (4)       Registration Rights Agreement dated March 27, 1998, among the Registrant and certain investors
     4.3 (5)       Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
     4.4 (6)       Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
     4.5 (7)       Registration Rights Agreement dated as of September 30, 1999, by and between the
                   Registrant and RGC International Investors, LDC
     4.5 (8)       Form of Warrant
     4.5 (9)       Form of Debenture
    4.6 (10)       Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S.
                   Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of
                   Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as
                   Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
                   Preferred Shares as Exhibit C
    4.7 (11)       Amendment No. 1 to Registration Rights Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
    4.8 (12)       Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
    4.9 (13)       Amended and Restated Series D-1 Stock Purchase Warrant to purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of
                   November 9, 2001
    4.10(14)       Amended and Restated Series D-2 Stock Purchase Warrant to purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of
                   November 9, 2001
    4.11(45)       Form of Indenture
    4.12(46)       Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and
                   Lynx Therapeutics, Inc.
   10.1 (3)        Form of Indemnification Agreement
   10.2 (15)       1992 Stock Option Plan, as amended
   10.3 (3)        1996 Employee Stock Purchase Plan
   10.4 (16)       1996 Directors' Stock Option Plan, as amended
   10.5 (48)       2002 Equity Incentive Plan
   10.6 (3)+       Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold
                   Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and
                   January 1994
   10.7 (3)+       Patent License Agreement dated September 8, 1992 between Registrant and University of
                   Texas Southwestern Medical Center at Dallas
   10.8 (3)+       Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and
                   University of Texas Southwestern Medical Center at Dallas
   10.9 (3)+       Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California

      Exhibit
      Number                                                Description
------------------   -----------------------------------------------------------------------------------------
   10.10(3)+         License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
   10.11(3)+         Standard Nonexclusive License Agreement dated January 1, 1996 between the Registrant and
                     Wisconsin Alumni Research Foundation
   10.12(3)          Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon
                     Organization
   10.13(3)          Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon
                     Organization and Amendments Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22,
                     1994 and March 25, 1996, respectively
   10.14(3)          Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease
                     Management Services, Inc.
   10.15(3)          Master Lease Agreement dated January 5, 1993 between the Registrant and Lease
                     Management Services, Inc.
   10.20(3)          Note Secured by Second Deed of Trust dated December 1993 between the Registrant and
                     Calvin B. Harley
   10.23(3)          Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor
                     Laboratory
   10.25(17)         Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and
                     Pharmacia & Upjohn S.p.A.
   10.26(18)+        License and Research Collaboration Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
   10.27(18)+        Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
   10.28(18)+        Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa Hakko
                     Kogyo Co., Ltd. and Pharmacia & Upjohn S.p.A.
   10.29(18)+        Common Stock Purchase Agreement dated March 23, 1997 between Registrant and
                     Pharmacia & Upjohn S.p.A.
   10.30(18)         Intellectual Property License Agreement dated December 9, 1996 between Registrant and
                     University Technology Corporation
   10.33(18)         First Amendment to Note Secured by Deed of Trust with Harley
   10.35(19)+        License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins
                     University
   10.36(19)+        Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins
                     University
   10.37(20)+        License, Product Development, and Marketing Agreement by and between Registrant and
                     Boehringer Mannheim, GmbH
   10.38(21)         Securities Purchase Agreement dated as of March 27, 1998 between Registrant and certain investors
   10.40(22)         Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
   10.42(1)+         Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
   10.43(1)+         License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
   10.44(23)         Amendment No. 1 to the Securities and Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
   10.45(23)         Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
   10.46(24)         Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC
                     International Investors, LDC
   10.47(25)         License Agreement with Wisconsin Alumni Research Foundation

      Exhibit
       Number                                                  Description
-------------------   --------------------------------------------------------------------------------------------
   10.48(26)          Option Agreement with Wisconsin Alumni Research Foundation
   10.49(27)          Amendment to the License Agreement with Wisconsin Alumni Research Foundation
   10.50(28)          Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and
                      Andrea L. Earp and the Registrant
   10.51(29)          Letter to Thomas Okarma, dated as of October 7, 1999, extending License and Research
                      Collaboration Agreement between Pharmacia & Upjohn and the Registrant
   10.52(30)          Amendment No. 3 to the License and Research Collaboration Agreement, dated as of
                      January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
   10.53(31)          Securities Purchase Agreement by and between Registrant and private investor dated
                      March 9, 2000
   10.54(32)          Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
   10.55(33)          Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
   10.56(34)          Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the
                      Purchaser
   10.57(35)          Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the
                      Purchaser
   10.58(36)          Series D Zero Coupon Convertible Debenture
   10.59(37)          Warrant to purchase 834,836 shares of common stock issued by Registrant to the Purchaser, dated as of June 29, 2000
   10.60(38)          Common Stock Purchase Agreement, dated as of September 6, 2000, by and between the
                      Registrant and Acqua Wellington
   10.61(39)          First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
   10.62(40)          Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation
   10.63(41)          Common Stock Warrant Agreement issued by Registrant to University Technology
                      Corporation, dated as of August 30, 2001
   10.64(42)          Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC
                      International Investors, LDC
   10.65(43)          First Amendment to Lease and Assignment and Assumption of Lease among the Registrant,
                      iPrint Technologies, Inc. and Bohannon Development Company
   10.66(44)          License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin
                      Alumni Research Foundation.
   10.67(47)+         Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx
                      Therapeutics, Inc.
    21.1*             List of Subsidiaries
    23.1              Consent of Ernst & Young LLP, Independent Auditors
    24.1              Power of Attorney (see signature page)

------------
 + Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
 * Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 13, 2000.
(1) Incorporated by reference to identically numbered exhibits filed on the Registrant's Form 8-K filed on May 18, 1999.
(3) Incorporated by reference to identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 which became effective on July 30, 1996.
(4) Incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 8-K filed on April 2, 1998.

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

(32) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(33) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(34) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(35) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(36) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(37) Incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on July 6, 2000.
(38) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2000.
(39) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(40) Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(41) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.
(42) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 9, 2001.
(43) Incorporated by reference to identically numbered exhibits filed with Registrant's Annual Report on Form 10-K filed on March 1, 2002.
(44) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 18, 2002.
(45) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on January 29, 2002.
(46) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on March 7, 2002.
(47) Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 filed on March 7, 2002.
(48) Incorporated by reference to Appendix 2 of the Registrant's Definitive Proxy Statement filed on April 2, 2002.