Form 10-Q
period 2003-03-31
GERON CORPORATION
filed 2003-04-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2003

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

     Yes  [X]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]  No  [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.001 par value	Outstanding at April 25, 2003:
29,600,417 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,089	$4,604
Restricted cash	530	530
Marketable securities	31,919	42,383
Interest and other receivables	354	704
Notes receivable from related parties	366	433
Prepaid assets	3,357	2,115

Total current assets	43,615	50,769
Equity investments in licensees	347	365
Notes receivable from related parties	175	162
Property and equipment, net	2,167	2,444
Deposits and other assets	240	245
Intangible assets	5,967	6,684

	$52,511	$60,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,797	$1,594
Accrued compensation	329	789
Accrued liabilities	905	949
Current portion of deferred revenue	442	543
Current portion of equipment loans	281	367
Current portion of research funding obligation	4,742	5,141

Total current liabilities	8,496	9,383
Noncurrent portion of deferred revenue	1,002	1,030
Noncurrent portion of equipment loans	326	377
Noncurrent portion of research funding obligation	3,108	3,822
Convertible debentures	16,320	16,316
Commitments Stockholders’ equity:
Common stock	25	25
Additional paid-in-capital	257,563	256,097
Deferred compensation	(173)	(209)
Accumulated deficit	(233,715)	(225,783)
Accumulated other comprehensive loss	(441)	(389)

Total stockholders’ equity	23,259	29,741

	$52,511	$60,669

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenues from collaborative agreements	$36	$515
License fees and royalties	226	111

Total revenues	262	626
Operating expenses:
Research and development	6,964	10,164
General and administrative	1,342	1,596

Total operating expenses	8,306	11,760

Loss from operations	(8,044)	(11,134)
Interest and other income	276	871
Interest and other expense	(164)	(212)

Net loss	$(7,932)	$(10,475)

Basic and diluted net loss per share	$(0.32)	$(0.43)

Weighted average shares used in computing basic and diluted net loss per share	24,935,574	24,490,391

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,932)	$(10,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	378
Accretion and amortization on investments	221	285
Interest for convertible debentures	4	5
Issuance of redeemable common stock in exchange for acquired research technology	—	1,585
Accretion of interest on research funding obligation	123	124
Deferred compensation	36	60
Realized (gain)/loss on equity investments in licensees	(2)	18
Amortization of intangible assets, principally research related	717	716
Changes in assets and liabilities:
Other current and noncurrent assets	(767)	164
Other current and noncurrent liabilities	968	(2,006)
Accrued research funding payments	(1,236)	(527)
Translation adjustment	(5)	(64)

Net cash used in operating activities	(7,561)	(9,737)
Cash flows from investing activities:
Capital expenditures	(46)	(259)
Purchases of marketable securities	(3,726)	—
Proceeds from maturities of marketable securities	13,954	11,000

Net cash provided by investing activities	10,182	10,741
Cash flows from financing activities:
Payments of obligations under equipment loans	(137)	(222)
Proceeds from issuance of common stock, net	1	54

Net cash used in financing activities	(136)	(168)

Net increase in cash and cash equivalents	2,485	836
Cash and cash equivalents at the beginning of the period	4,604	18,773

Cash and cash equivalents at the end of the period	$7,089	$19,609

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2003 and condensed consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date.

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

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Three Months Ended March 31,
	2003	2002

	(In thousands, except share and per
	share amounts)
Net loss	$(7,932)	$(10,475)

Basic and Diluted Net Loss Per Share:
Basic and diluted net loss per common share	$(0.32)	$(0.43)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per common share	24,935,574	24,490,391

     Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 26,733 shares and 611,003 shares for 2003 and 2002, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at average market price during the period).

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

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from 5 to 18 months.

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

Restricted Cash

     As of March 31, 2003 and December 31, 2002, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at market value as of the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (SFAS 115) requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three months ended March 31, 2003 and 2002.

Derivative Financial Instruments

     The Company retains a warrant to purchase common stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company accounts for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other indicators of the investment’s value. Any gains or losses in fair value are recorded in interest and other income. The Company does not use derivative financial instruments for trading or speculative purposes.

     In connection with an equity payment agreement with a legal services firm, the Company issued 250,465 shares of common stock at $3.39 per share in exchange for the elimination of approximately $849,000 payable to the law firm. The Company has agreed to review the potential proceeds received from the sale of these shares 150 days after the effective date of the registration statement underlying the shares. Any shortfall will be payable to the law firm in cash. The Company accounts for this potential liability as a derivative financial instrument. Accordingly, in the event the closing price of the Company’s common stock is less than the price initially received, the Company will record the fair value of such liability at the balance sheet date.

     The Company’s exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., the Company’s international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2003 there was an insignificant currency exchange impact from intercompany transactions. The Company does not engage in foreign currency hedging activities.

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, patent legal fees and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

Employee Stock Plans

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.02% to 2.85% for the three months ended March 31, 2003 and 3.46% to 4.98% for the comparable period in 2002; a dividend yield of 0.0% for the three months ended March 31, 2003 and 2002; a volatility factor of the expected market price of the Company’s common stock of 1.013 and 0.8807 as of March 31, 2003 and 2002, respectively ; and a weighted average expected life of the options of 4 years for the three months ended March 31, 2003 and 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three Months Ended March 31,
	2003	2002

	(In thousands, except per share
	amounts)
Net loss	$(7,932)	$(10,475)
Add back:
Deferred compensation expense	—	60
Deduct:
Stock-based employee expense determined under SFAS 123	(1,919)	(2,557)

Pro forma net loss	$(9,851)	$(12,972)

Basic and diluted net loss per share as reported	$(0.32)	$(0.43)

Basic and diluted pro forma net loss per share	$(0.40)	$(0.53)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2003	2002

	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments in licensees	$(351)	$(316)
Foreign currency translation adjustments	(90)	(73)

	$(441)	$(389)

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation, including amortization of intangible assets, marketable securities and prepaid assets.

Status of Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measure at fair value only when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this accounting principle on January 1, 2003.

     In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees nor does it provide any guarantees for others. The adoption of FIN 45 has not had a material effect on the Company’s financial condition or results of operations.

     In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principle Board Opinion No. 28, “Interim Financial Reporting,” (APB 28) to require disclosure in the summary of significant accounting policies the effect of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

     In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

2. RESTRUCTURING

     In January 2003, Geron restructured its organization to focus available resources on its most advanced product development programs. In the process, Geron reduced its research staff by 29 employees and its support staff by 11 employees, a reduction of approximately 44% of Geron’s work force in Menlo Park, California. The Company recorded a restructuring charge of $507,000 for the three months ended March 31, 2003 for employee severance benefits, of which $342,000 related to research and development expense and $165,000 related to general and administrative expense. At March 31, 2003, the remaining amount to be paid was $19,000, of which $13,000 has been accrued. The Company expects to accrue and pay the remaining amount by June 30, 2003.

     In connection with the restructuring, the Company also entered into employment agreements with its remaining executive officers and certain other employees, and adopted a Severance Plan applicable according to its terms to all remaining employees. The Company is currently accruing the retention bonus commitment required under the Severance Plan. The executive officer employment agreements and the Severance Plan are attached as exhibits to this quarterly report.

3. STOCK-BASED COMPENSATION

     The Company occasionally grants common stock or warrants to purchase common stock to consultants and research institutions in exchange for services performed for the Company. In March 2003, in conjunction with a consulting services agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock. The warrant is exercisable at any time through March 2013 at $3.00 per share. Using the Black-Scholes model, the value of the warrant was approximately $68,000, which is being amortized to consulting expense over the remaining eight-month term of the consulting agreement. In March 2003, in conjunction with legal services rendered for patent prosecution, the Company issued 250,465 shares of its common stock at $3.39 per share. In exchange for the shares, the Company eliminated the outstanding balance of approximately $849,000 payable to the law firm. See reference to derivative financial instrument in Note 1.

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

5. CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
(IN THOUSANDS)	MARCH 31, 2003	MARCH 31, 2002

	(Unaudited)	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized gain (loss) on equity investments	$(21)	$(84)
Net unrealized gain (loss) on marketable securities	$(14)	$(299)
401(k) matching contribution	$548	$—
Shares or warrants issued for services	$917	$—

6. SUBSEQUENT EVENT

     In April 2003, the Company sold 4.4 million shares of Geron common stock to two investors at $4.60 per share resulting in net proceeds of approximately $19.0 million. The shares were offered through a prospectus supplement to the Company’s effective universal shelf registration statement. The Company granted the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Additional Factors that May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in the section of this Item 2 titled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Actual results could differ from these estimates. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

     We consider that the following are critical accounting policies:

Revenue Recognition

     Since our inception, a substantial portion of our revenues has been generated from license and research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which has not been earned. We make estimates about the estimated lives for license agreements related to deferred revenue.

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

     We receive income from United States government grants that support our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. We recognize income associated with these grants upon receipt of reimbursement and include it in interest and other income on the consolidated statements of operations.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20.0 million in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17.2 million. We have capitalized this obligation as an intangible asset that is being amortized as research and development expense over six years. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense. We made assumptions in the valuation of the intangible asset.

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other laboratories, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials and manufacturing costs for preclinical and clinical testing, patent legal fees and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses. We make assumptions regarding the timing and probability of costs incurred for research and development.

Employee Stock Plans

     As permitted by SFAS 123, we have elected to continue to apply the provisions of APB 25 and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. As required by SFAS 123, we present in the Notes to Condensed Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123. We make assumptions in valuing options and warrants.

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $36,000 for the three months ended March 31, 2003, compared to $515,000 for the comparable period in 2002. Revenues recognized in 2003 primarily relate to a consulting arrangement. Revenues in 2002 primarily represented research support payments from our collaborative agreement with Kyowa Hakko. Our collaboration with Kyowa Hakko has moved the project from the research phase to the development phase and Kyowa Hakko is not obligated to provide any further research funding in the future. We recognize revenue under collaborative agreements as we incur the related research and development costs.

     We have entered into license and option agreements with various companies involved in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination in cash or equity securities. We recognized license and option fee revenues of $186,000 for the three months ended March 31, 2003 as compared to $61,000 for the same period in 2002 related to our various agreements. Also, we received royalties of $40,000 for the three months ended March 31, 2003, compared to $50,000 for the comparable period in 2002, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize total revenue of $388,000 during the remainder of 2003, $215,000 in 2004, $137,000 in 2005, $137,000 in 2006 and $567,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $7.0 million for the three months ended March 31, 2003, compared to $10.2 million for the comparable period in 2002. The overall decrease for the first quarter 2003 compared to the first quarter 2002 was the net result of reduced personnel-related costs of approximately $1.7 million associated with restructurings in June 2002 and January 2003 and reduced license fee expense of $2.5 million, partially offset by an increase in scientific supplies of approximately $1.0 million. Overall, we expect research and development expenses to remain constant in the future as we continue to reduce operating costs to absorb increases in expenses related to manufacturing and testing of GRN163, Geron’s telomerase inhibitor drug.

     In our oncology area, we have concentrated our resources on two areas: telomerase inhibitor drugs (especially GRN163) and telomerase therapeutic vaccines. Currently GRN163 is in animal toxicology studies to enable initiation of Phase 1 clinical trials. After we receive conclusive results from those animal studies later this year, we expect to file an IND. A Phase 1 clinical study is currently in progress at Duke University Medical Center for a telomerase therapeutic vaccine for patients with metastatic prostate cancer. In April 2003, we reported the preliminary results of the low-dose group in that Phase 1 study. The study results suggest the vaccinations were very well tolerated, without any adverse effects attributable to the treatment and resulted in the generation of an anti-telomerase immune response in almost all patients. The study is proceeding to enroll the high-dose group of patients. After the study is completed, we will evaluate its results. Future clinical progress of this product will depend on the study results.

     In our regenerative medicine area, we have concentrated our resources on four specific cell types: hESC-derived neural cells for spinal cord injury and Parkinson’s disease, hematopoietic cells for transplantation, cardiomyocytes for heart failure and pancreatic islet cells for diabetes. We are engaged in animal proof-of-concept testing for these cell types. If these tests are successful, we will continue clinical development of these products in accordance with Food and Drug Administration (FDA) guidelines.

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

     According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more products may not result in any commercially viable products” in the section of Item 2 entitled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

General and Administrative Expenses

     General and administrative expenses were $1.3 million for the three months ended March 31, 2003, compared to $1.6 million for the comparable period in 2002. The decrease in general and administrative expenses for the three month period ending March 31, 2003, primarily reflects reduced personnel-related costs as a result of the restructurings in June 2002 and January 2003.

Interest and Other Income

     Interest income was $249,000 for the three months ended March 31, 2003, compared to $712,000 for the comparable period in 2002. The decrease in interest income for 2003 compared to 2002 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on future funding and prevailing interest rates.

     We also received $27,000 in research payments under government grants for the three months ended March 31, 2003, compared to $159,000 for the comparable period in 2002.

Interest and Other Expense

     Interest and other expense was $164,000 for the three months ended March 31, 2003, compared to $212,000 for the comparable period in 2002. The decrease in interest and other expense for 2003 compared to 2002 was primarily the result of lower interest expenses related to convertible debentures in 2003.

Net Loss

     Net loss was $7.9 million for the three months ended March 31, 2003, compared to $10.5 million for the comparable period in 2002. The decrease in net loss for the three months ended March 31, 2003 was primarily due to lower operating expenses as a result of restructurings in June 2002 and January 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2003 totaled $39.5 million compared to $47.5 million at December 31, 2002. The decrease in cash, cash equivalents and investments in 2003 was the result of the use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $7.6 million for the three months ended March 31, 2003 compared to $9.7 million for the comparable period in 2002. The decrease was primarily due to decreased expenses as a result of restructurings in June 2002 and January 2003.

     For the three months ended March 31, 2003, we have invested approximately $46,000 in property and equipment compared to $259,000 for the comparable 2002 period. For the three months ended March 31, 2003, no equipment was financed through equipment financing compared to $54,000 for the comparable 2002 period. As of March 31, 2003, we had approximately $607,000 outstanding under our current equipment financing arrangements and had approximately $1.1 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2003. We intend to renew the commitment for a new equipment financing facility in 2003 to further fund equipment purchases. If we are unable to renew the commitment or obtain other financing alternatives, then we will need to spend our own resources for equipment purchases.

     As of December 31, 2002, our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period

		Less Than			After 5
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	Years

	(Amounts in thousands)
Convertible debentures (2)	$15,000	$—	$15,000	$—	$—
Equipment loans	744	367	377	—	—
Operating leases	2,032	1,096	936	—	—
Research funding (3)	10,687	3,187	7,133	367	—
Product manufacturing (4)	1,750	1,750	—	—	—

Total contractual cash obligations	$30,213	$6,400	$23,446	$367	$—

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures may be converted to common stock prior to their maturity date and therefore may not require use of our capital resources.

(3)	Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

(4)	In July 2002, we entered into a manufacturing agreement to produce GMP-grade GRN163 for preclinical and clinical studies.

     In April 2003, we sold 4.4 million shares of Geron common stock to two investors at $4.60 per share resulting in net proceeds of approximately $19.0 million. The shares were offered through a prospectus supplement to our effective universal shelf registration statement. We granted the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006.

     We estimate that our existing capital resources (including the financing completed in April 2003), interest income and equipment financing will be sufficient to fund our current and planned operations through June 30, 2005. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

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

We have a history of losses and anticipate future losses; continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2003, our accumulated deficit was approximately $233.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses as our development efforts and clinical testing activities are continued. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties the revenues generated from these arrangements may not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     We will require substantial capital resources in order to conduct our operations and develop our products. While we estimate that our existing capital resources (including the financing completed in April 2003), interest income and equipment financing arrangements will be sufficient to fund our current and planned operations through

June 30, 2005, we cannot guarantee that this will be the case. The timing and degree of any future capital requirements will depend on many factors, including:

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

     Finally, we acquired Roslin Bio-Med to gain the rights to somatic cell nuclear transfer technology. We acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, the use of nuclear transfer to produce embryonic stem cells (referred to as “therapeutic cloning”) could provide scientific insights that would help us advance our research. Government-imposed restrictions with respect to any or all of these practices could:

•	harm our ability to establish critical partnerships and collaborations;

•	prompt government regulation of our technologies;

•	cause delays in our research and development; and

•	cause a decrease in the price of our stock.

     The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill has been passed by the House of Representatives, although not by the Senate, and many legislators reportedly favor such a ban. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, our ability to commercialize those applications could be significantly harmed. Also, if regulatory bodies were to ban nuclear transfer processes, our research using nuclear transfer technology could be canceled and our business could be significantly harmed.

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

     Where several parties seek patent protection for the same technology, the U.S. Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights.

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

     Our business depends on our three core technology platforms, each of which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which would most likely lead to costly and time-consuming litigation. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were ultimately lost, our ability to continue our business based on the affected technology platform would be severely affected.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and March 31, 2003, our stock has traded as high as $75.88 per share and as low as $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of March 31, 2003, we had 25,169,881 shares of common stock outstanding. Of these shares, approximately 11,194,999 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 9,833,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 1,361,536 of the remaining shares may be resold pursuant to Rule 144 into the public markets. In April 2003, we issued 4,400,000 shares of common stock in connection with a financing. These shares were offered through a prospectus supplement to our effective universal shelf registration statement.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2003 was $39.0 million. These investments include $7.1 million of cash equivalents which are due in less than 90 days, $12.8 million of short-term investments which are due in less than one year and $19.1 million in long-term investments which are due in 12 to 18 months. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2003, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next three years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2003, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, Geron’s principal executive officer and principal financial officer have concluded that Geron’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Geron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in Geron’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. We have not identified any significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     In March 2003, in conjunction with a consulting services agreement, we issued a warrant to purchase 50,000 shares of common stock. The warrant is exercisable at any time through March 2013 at $3.00 per share. In exchange for the warrant, we will receive consulting services over the remaining eight month term of the consulting agreement. We have agreed to register the underlying shares of this warrant by the fifth anniversary of the issuance date.

     On March 21, 2003, we issued 250,465 shares of common stock at $3.39 per share (the closing price of the Company’s common stock on the Nasdaq National Market) to a law firm that has provided patent services to us. In exchange for the shares, we eliminated the outstanding balance of approximately $849,000 payable to the law firm. We registered the shares for resale under Form S-3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description

10.1	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003.

10.2	Employment agreement between Registrant and David Greenwood, dated January 21, 2003.

10.3	Employment agreement between Registrant and David Earp, dated January 21, 2003.

10.4	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003.

10.5	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003.

10.6	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003.

10.7	Employment agreement between Registrant and William Stempel, dated January 21, 2003.

10.8	Severance Plan, effective January 21, 2003.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.

     (b)  REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K, dated January 22, 2003, announcing that a restructuring resulted in a reduction in its research staff by 29 employees and its support staff by 11 employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood
Senior Vice President, Corporate Development and
Chief Financial Officer
(Duly Authorized Signatory)

Date: April 30, 2003

GERON CORPORATION
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

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

Date: April 30, 2003

/s/ THOMAS B. OKARMA

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

Date: April 30, 2003

/s/ DAVID L. GREENWOOD

David L. Greenwood
Senior Vice President, Corporate Development
and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003.

10.2	Employment agreement between Registrant and David Greenwood, dated January 21, 2003.

10.3	Employment agreement between Registrant and David Earp, dated January 21, 2003.

10.4	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003.

10.5	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003.

10.6	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003.

10.7	Employment agreement between Registrant and William Stempel, dated January 21, 2003.

10.8	Severance Plan, effective January 21, 2003.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.