Form 10-Q
period 2003-06-30
GERON CORPORATION
filed 2003-07-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.001 par value	Outstanding at July 28, 2003:
33,149,914 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,956	$4,604
Restricted cash	530	530
Marketable securities	42,330	42,383
Interest and other receivables	665	704
Notes receivable from related parties	208	433
Prepaid assets	969	2,115

Total current assets	55,658	50,769
Equity investments in licensees	367	365
Notes receivable from related parties	174	162
Property and equipment, net	1,983	2,444
Deposits and other assets	227	245
Intangible assets	5,251	6,684

	$63,660	$60,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259	$1,594
Accrued compensation	462	789
Accrued liabilities	1,082	949
Current portion of deferred revenue	367	543
Current portion of equipment loans	220	367
Current portion of research funding obligation	4,525	5,141

Total current liabilities	7,915	9,383
Noncurrent portion of deferred revenue	923	1,030
Noncurrent portion of equipment loans	285	377
Noncurrent portion of research funding obligation	2,394	3,822
Convertible debentures	—	16,316
Commitments
Stockholders’ equity:
Common stock	33	25
Additional paid-in-capital	295,739	256,097
Deferred compensation	(151)	(209)
Accumulated deficit	(243,003)	(225,783)
Accumulated other comprehensive loss	(475)	(389)

Total stockholders’ equity	52,143	29,741

	$63,660	$60,669

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues from collaborative agreements	$36	$15	$72	$530
License fees and royalties	249	96	475	207

Total revenues	285	111	547	737
Operating expenses:
Research and development	7,772	8,146	14,736	18,310
General and administrative	1,166	1,453	2,508	3,049

Total operating expenses	8,938	9,599	17,244	21,359

Loss from operations	(8,653)	(9,488)	(16,697)	(20,622)
Interest and other income	394	665	670	1,536
Debenture conversion expense	(779)	—	(779)	—
Interest and other expense	(250)	(185)	(414)	(397)

Net loss	$(9,288)	$(9,008)	$(17,220)	$(19,483)

Basic and diluted net loss per share	$(0.32)	$(0.37)	$(0.63)	$(0.79)

Weighted average shares used in computing basic and diluted net loss per share	29,452,031	24,674,456	27,193,803	24,582,423

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(17,220)	$(19,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602	747
Accretion and amortization on investments	520	517
Interest for convertible debentures	(1)	10
Conversion expense related to modification of Series D convertible debentures and warrants	779	—
Issuance of redeemable common stock in exchange for acquired research technology	—	1,585
Stock-based compensation	47	—
Accretion of interest on research funding obligation	245	245
Deferred compensation	58	120
Realized (gain)/loss on equity investments in licensees	(1)	94
Amortization of intangible assets, principally research related	1,432	1,432
Changes in assets and liabilities:
Other current and noncurrent assets	1,474	328
Other current and noncurrent liabilities	597	(969)
Accrued research funding obligation	(2,289)	(1,216)
Translation adjustment	(21)	(70)

Net cash used in operating activities	(13,778)	(16,660)
Cash flows from investing activities:
Capital expenditures	(157)	(274)
Purchases of marketable securities	(29,195)	(4,112)
Proceeds from maturities of marketable securities	28,704	30,276

Net cash (used in) provided by investing activities	(648)	25,890
Cash flows from financing activities:
Proceeds from equipment loans	—	498
Payments of obligations under equipment loans	(239)	(437)
Proceeds from issuances of common stock, net of issuance costs	21,017	181

Net cash provided by financing activities	20,778	242

Net increase in cash and cash equivalents	6,352	9,472
Cash and cash equivalents at the beginning of the period	4,604	18,773

Cash and cash equivalents at the end of the period	$10,956	$28,245

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2003 and condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron Corporation and its wholly owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly foreign exchange rates.

Net Loss Per Share

     Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Six Months Ended June 30,
	2003	2002

	(In thousands, except share and per
	share amounts)
Net loss	$(17,220)	$(19,483)

Basic and Diluted Net Loss Per Share:
Basic and diluted net loss per common share	$(0.63)	$(0.79)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per common share	27,193,803	24,582,423

     Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 171,713 shares and 504,014 shares for 2003 and 2002, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at average market price during the period).

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

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from one to 16 months.

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

Restricted Cash

     As of June 30, 2003 and December 31, 2002, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at market value as of the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three and six months ended June 30, 2003 and 2002.

Derivative Financial Instruments

     The Company retains a warrant to purchase preferred stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company accounts for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other indicators of the investment’s value. Any gains or losses in fair value are recorded in interest and other income. The Company does not use derivative financial instruments for trading or speculative purposes.

     In connection with an equity payment agreement with a legal services firm, in March 2003 the Company issued 250,465 shares of common stock at $3.39 per share in exchange for the elimination of approximately $849,000 payable to the law firm. The Company has agreed to review the potential proceeds received from the sale of these shares on November 23, 2003. Any shortfall will be payable to the law firm in cash. The Company accounts for this potential liability as a derivative financial instrument. Accordingly, in the event the closing price of the Company’s common stock is less than the price initially received, the Company will record the fair value of such liability at the balance sheet date. No such liability was recorded as of June 30, 2003.

     The Company’s exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., the Company’s international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2003, there was an insignificant currency exchange impact from intercompany transactions. The Company does not engage in foreign currency hedging activities.

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, legal fees and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the remaining term of the lease.

Employee Stock Plans

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans when the exercise prices of the options equals the fair market value of the underlying common stock on the date of grant.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.57% to 2.96% for the six months ended June 30, 2003 and 3.37% to 4.81% for the comparable period in 2002; a dividend yield of 0.0% for the six months ended June 30, 2003 and 2002; a volatility factor of the expected market price of the Company’s common stock of 1.0388 and 0.8807 as of June 30, 2003 and 2002, respectively; and a weighted average expected life of the options of 4 years for the six months ended June 30, 2003 and 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three and Six Months Ended		Three and Six Months Ended
	June 30, 2003		June 30, 2002

	In thousands, except per share amounts
Net loss	$(9,288)	$(17,220)	$(9,008)	$(19,483)
Add back:
Deferred compensation expense	—	—	60	121
Deduct:
Stock-based employee expense determined under SFAS 123	(2,198)	(4,122)	(3,247)	(2,545)

Pro forma net loss	$(11,486)	$(21,342)	$(12,195)	$(21,907)

Basic and diluted net loss per share as reported	$(0.32)	$(0.63)	$(0.37)	$(0.79)

Basic and diluted pro forma net loss per share	$(0.39)	$(0.78)	$(0.49)	$(0.89)

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

     The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments in licensees	$(338)	$(316)
Foreign currency translation adjustments	(137)	(73)

	$(475)	$(389)

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation, including amortization of intangible assets, marketable securities and prepaid assets.

Status of Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this accounting principle on January 1, 2003. See Note 4.

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

     In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial position and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principle Board Opinion No. 28, “Interim Financial Reporting” (APB 28), to require disclosure in the summary of significant accounting policies the effect of stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company’s financial condition or results of operations.

2.   ISSUANCES OF COMMON STOCK

     In April 2003, the Company sold 4.4 million shares of Geron common stock to two investors at $4.60 per share resulting in net proceeds of approximately $19.0 million. The shares were offered through a prospectus supplement to the Company’s effective universal shelf registration statement. The Company also issued to the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006.

     In June 2003, the Company entered into a license agreement with Transgenomic, Inc. covering manufacture of phosphoramidate and thio-phosphoramidate oligonucleotides. In connection with the agreement, Transgenomic purchased 310,000 shares of Geron common stock at $5.05 per share in addition to paying a non-refundable cash license fee. In a separate collaboration research agreement between the two companies, a research fee was paid to Transgenomic, Inc.

3.   SERIES D CONVERTIBLE DEBENTURES AND WARRANTS

     As of December 31, 2002, $15,000,000 of series D convertible debentures and series D warrants to purchase 834,836 shares of Geron common stock were outstanding. The series D convertible debentures had a maturity date of June 30, 2005, an interest rate of 2.5%, and a conversion price of $20.00 per share. The series D-1 warrants to purchase 333,935 shares of common stock had an exercise price of $15.625 per share with an exercise period to June 30, 2003. The series D-2 warrants to purchase 500,901 shares of common stock had an exercise price of $25.00 per share and expire if unexercised prior to December 31, 2006.

     In May 2003, the Company modified the existing terms of the outstanding $15,000,000 series D convertible debentures to provide for an automatic conversion into equity on the maturity date, to fix the conversion price at $5.00 per share and to eliminate the interest accrual for the remainder of the term. In addition, the Company modified the terms of the related outstanding warrants to change the exercise prices to $7.50 per share. The expiration periods were unchanged.

     The difference between the current fair values of the existing series D-1 and D-2 warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $583,000. The Company also recorded the amended series D convertible debentures at a fair value of $16,509,000 with the difference of $935,000 being recorded as conversion expense. The remaining excess of the fair value over the face value of the debentures from the first modification of $739,000 was recorded as a reduction to conversion expense in the second quarter. The 2.5% interest accrued through the date of the second modification was added to the outstanding principal balance. No further interest accruals are required after the date of the second modification. In calculating the conversion expense associated with the series D-1 and D-2 warrants we used the Black-Scholes Valuation Model to determine fair values; the conversion expense associated with the amended series D convertible debentures was based on the fair value of the underlying common stock.

     During May and June 2003, all of the remaining series D convertible debentures plus accrued interest of $575,340 were converted into 3,115,068 shares of Geron common stock. As of June 30, 2003, no series D convertible debentures remained outstanding; series D-1 warrants to purchase 333,935 shares of Geron common stock remained outstanding (but expired on July 1, 2003 without having been exercised); and series D-2 warrants to purchase 500,901 shares of Geron common stock at $7.50 per share remained outstanding.

4.   RESTRUCTURING AND EXIT ACTIVITIES

     In January 2003, Geron restructured its organization to focus available resources on its most advanced product development programs. In the process, Geron reduced its research staff by 29 employees and its support staff by 11 employees, a reduction of approximately 44% of Geron’s work force in Menlo Park, California. The Company recorded a restructuring charge of $507,000 in January 2003 for employee severance benefits, of which $342,000 related to research and development expense and $165,000 related to general and administrative expense. At June 30, 2003, all amounts had been paid and no accrued amounts remained.

     In connection with the restructuring, the Company also entered into employment agreements with its remaining executive officers and certain other employees, and adopted a Severance Plan applicable according to its terms to all remaining employees. The Company is currently accruing the retention bonus commitment required under the Severance Plan.

     In June 2003, the Company entered into an agreement to sublease to a third party a portion of its leased facilities and ceased using such portion of the facilities for its own purposes. In connection with this sublease agreement, the Company recognized a liability of approximately $557,000 for the present value of remaining lease payments in excess of future sublease rental receipts. The Company will accrete this liability over the remaining sublease term to the face value of the liability by recording accretion expense. The liability will be reduced as monthly lease payments are made.

5.   SEGMENT INFORMATION

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

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
(IN THOUSANDS)	JUNE 30, 2003	JUNE 30, 2002

Supplemental Operating, Investing and Financing Activities:
Net unrealized gain (loss) on equity investments	$1	$(150)
Net unrealized (loss) on marketable securities	$(23)	$(341)
401(k) matching contribution	$548	$—
Shares or warrants issued for services	$929	$—
Conversion of debentures	$16,509	$—

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

     We receive income from United States government grants that support our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. We recognize income associated with these grants upon receipt of reimbursement and include it in interest and other income on the condensed consolidated statements of operations.

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other laboratories, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials and manufacturing costs for preclinical and clinical testing, legal fees and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses. We make assumptions regarding the timing and probability of costs incurred for research and development.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $36,000 and $72,000 for the three and six months ended June 30, 2003, respectively, compared to $15,000 and $530,000 for the comparable periods in 2002. Revenues recognized in 2003 primarily related to funding received under various consulting arrangements. Revenues in 2002 primarily represented research support payments from our collaborative agreement with Kyowa Hakko. Our collaboration with Kyowa Hakko has moved the project from the research phase to the development phase and Kyowa Hakko is not obligated to provide any further research funding in the future. We recognize revenue under collaborative agreements as we incur the related research and development costs.

     We have entered into license and option agreements with various companies involved in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination in cash or equity securities. We recognized license and option fee revenues of $195,000 and $380,000 for the three and six months ended June 30, 2003, respectively, compared to $61,000 and $122,000 for the same periods in 2002 related to our various agreements. The increase in license and option fee revenue in 2003 reflected new license agreements signed with various companies for Geron’s telomerase technology during the second quarter of 2003. We received royalties of $54,000 and $95,000 for the three and six months ended June 30, 2003, respectively, compared to $35,000 and $85,000 for the comparable periods in 2002, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize total revenue of $259,000 during the remainder of 2003, $215,000 in 2004, $137,000 in 2005, $137,000 in 2006 and $542,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $7.8 million and $14.7 million for the three and six months ended June 30, 2003, respectively, compared to $8.1 million and $18.3 million for the comparable periods in 2002. The overall decrease for the second quarter 2003 compared to the second quarter 2002 was the net result of reduced personnel-related costs of approximately $2.2 million associated with restructurings in June 2002 and January 2003 offset by an increase in scientific supplies of approximately $1.8 million related to the manufacturing of Geron’s telomerase inhibitor compounds for preclinical studies. Overall, we expect research and development expenses to approximate current levels in the future as we continue to manage increases in expenses related to manufacturing and testing of Geron’s telomerase inhibitor compounds and continued development of our human embryonic stem cell (hESC) technology with reductions in other operating costs.

     Our research and development activities can be divided into two major categories of related programs, oncology and regenerative medicine, and a third group of other projects (e.g., research tools for drug discovery). The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines or oncolytic viruses. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period.

     The regenerative medicine programs focus on treating degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time changes as the resource needs of individual projects vary.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Oncology	$4,744	$2,792	$8,571	$8,304
Regenerative medicine	3,028	4,817	5,976	8,989
Other	—	537	189	1,017

Total	$7,772	$8,146	$14,736	$18,310

     In our oncology area, we have concentrated our resources in two programs: telomerase inhibitor compounds and telomerase therapeutic vaccines. Currently our telomerase inhibitor compounds are in preclinical disease models and toxicology studies to enable initiation of Phase 1 clinical trials. After we receive conclusive results from such studies, we expect to file an Investigational New Drug Application (IND). A Phase 1 clinical study is currently in progress at Duke University Medical Center for a telomerase therapeutic vaccine for patients with metastatic prostate cancer. In April 2003, we reported the preliminary results of the low-dose group in that Phase 1 study. The study results suggest the vaccinations were very well-tolerated, without any adverse effects attributable to the treatment and resulted in the generation of an anti-telomerase immune response in almost all patients. The study is proceeding to enroll the high-dose group of patients. After the study is completed, we will evaluate its results. Future clinical trials with these potential products will depend on the achieved results.

     In our regenerative medicine area, we have concentrated our resources on several specific cell types, including hESC-derived neural cells for spinal cord injury and Parkinson’s disease, cardiomyocytes for heart failure and pancreatic islet cells for diabetes. We are engaged in animal proof-of-concept testing with various cell types. If these tests are successful, we will determine the strategy for additional preclinical testing.

     At this time, we cannot provide reliable estimates of how much time or what cost will be necessary to complete the projects currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the Food and Drug Administration (FDA) under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. If successful, an IND allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs associated with clinical development are incurred in Phase 3 trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed and approved by the FDA.

     According to industry statistics, on average it takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

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

General and Administrative Expenses

     General and administrative expenses were $1.2 million and $2.5 million for the three and six months ended June 30, 2003, respectively, compared to $1.5 million and $3.0 million for the comparable periods in 2002. The decrease in general and administrative expenses for the three and six month periods ending June 30, 2003, primarily reflects reduced personnel-related costs as a result of the restructurings in June 2002 and January 2003.

Interest and Other Income

     Interest income was $222,000 and $471,000 for the three and six months ended June 30, 2003, respectively, compared to $466,000 and $1.2 million for the comparable periods in 2002. The decrease in interest income for 2003 compared to 2002 was primarily due to lower interest rates. Interest earned in the future will depend on future funding and prevailing interest rates.

     We also received $172,000 and $199,000 in research payments under government grants for the three and six months ended June 30, 2003, respectively, compared to $199,000 and $358,000 for the comparable periods in 2002.

Interest and Other Expense

     Interest and other expense was $250,000 and $414,000 for the three and six months ended June 30, 2003, respectively, compared to $185,000 and $397,000 for the comparable periods in 2002. The increase in interest and other expense for 2003 compared to 2002 was primarily the result of higher interest expenses related to convertible debentures which were fully converted in June 2003.

Debenture Conversion Expense

     In May 2003, the Company modified the existing terms of the outstanding $15,000,000 series D convertible debentures to provide for an automatic conversion into equity on the maturity date, to fix the conversion price at $5.00 per share and to eliminate the interest accrual for the remainder of the term. In addition, the Company modified the terms of the related outstanding warrants to change the exercise prices to $7.50 per share. The expiration periods were unchanged.

     The difference between the current fair values of the existing series D-1 and D-2 warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $583,000. The Company also recorded the amended series D convertible debentures at a fair value of $16,509,000 with the difference of $935,000 being recorded as conversion expense. The remaining excess of the fair value over the face value of the debentures from the first modification of $739,000 was recognized as a reduction to conversion expense. The 2.5% interest accrued through the date of the second modification was added to the outstanding principal balance. No further interest accruals are required after the date of the second modification. In calculating the conversion expense associated with the series D-1 and D-2 warrants we used the Black-Scholes Valuation Model to determine fair values; the conversion expense associated with the amended series D convertible debentures was based on the fair value of the underlying common stock.

     During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,340 were converted into 3,115,068 shares of Geron common stock. As of June 30, 2003, no series D convertible debentures remained outstanding; series D-1 warrants to purchase 333,935 shares of Geron common stock remained outstanding (but expired on July 1, 2003 without having been exercised); and series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding.

Net Loss

     Net loss was $9.3 million and $17.2 million for the three and six months ended June 30, 2003, compared to $9.0 million and $19.5 million for the comparable periods in 2002. The decrease in net loss for the six months ended June 30, 2003 was primarily due to lower operating expenses as a result of restructurings in June 2002 and January 2003. The small increase in net loss for the three months ended June 30, 2003 was primarily due to the conversion expense associated with the conversion of the series D convertible debentures, partially offset by increased revenues and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In April 2003, we sold 4.4 million shares of Geron common stock to two investors at $4.60 per share resulting in net proceeds of approximately $19.0 million. The shares were offered through a prospectus supplement to our effective universal shelf registration statement. We issued to the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006.

     In June 2003, Geron entered into a licensing agreement with Transgenomic, Inc. covering manufacture of phosphoramidate and thio-phosphoramidate oligonucleotides. In connection with the agreement, Transgenomic purchased 310,000 shares of Geron common stock at $5.05 per share in addition to paying a non-refundable cash license fee. In a separate collaboration research agreement between the two companies, a research fee was paid to Transgenomic, Inc.

     Cash, restricted cash, cash equivalents and marketable securities at June 30, 2003 totaled $53.8 compared to $47.5 million at December 31, 2002. The increase in cash, cash equivalents and investments in 2003 was the net result of the sale of common stock in April and June 2003 and use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $13.8 million for the six months ended June 30, 2003 compared to $16.7 million for the comparable period in 2002. The decrease was primarily due to decreased expenses as a result of restructurings in June 2002 and January 2003.

     For the six months ended June 30, 2003, we have invested approximately $157,000 in property and equipment compared to $274,000 for the comparable 2002 period. For the six months ended June 30, 2003, no equipment was financed through equipment financing compared to $498,000 for the comparable 2002 period. As of June 30, 2003, we had approximately $505,000 outstanding under our current equipment financing arrangements and had approximately $607,000 available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2003. We intend to renew the commitment for a new equipment financing facility. If we are unable to renew the commitment or obtain other financing alternatives, then we will not be financing future equipment purchases.

As of December 31, 2002, our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period

		Less Than			After 5
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	Years

	(Amounts in thousands)
Convertible debentures (2)	$15,000	$—	$15,000	$—	$—
Equipment loans	744	367	377	—	—
Operating leases	2,032	1,096	936	—	—
Research funding (3)	10,687	3,187	7,133	367	—
Product manufacturing (4)	1,750	1,750	—	—	—

Total contractual cash obligations	$30,213	$6,400	$23,446	$367	$—

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures fully converted into common stock as of June 30, 2003. No amounts remain outstanding.

(3)	Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

(4)	In July 2002, we entered into a manufacturing agreement to produce GMP-grade GRN163 for preclinical and clinical studies. The full amount was paid in March 2003. No amounts remain outstanding.

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

     The science and technology of telomere biology and telomerase, human embryonic stem cells, and nuclear transfer are relatively new. Our business is at an early stage of development, in that we do not yet have products in late-stage clinical trials or on the market. Our ability to produce products that progress to and through clinical trials is subject to our ability to, among other things:

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

     We have incurred operating losses every year since our operations began in 1990. As of June 30, 2003, our accumulated deficit was approximately $243.0 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses as our development efforts and clinical testing activities are continued. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. Even if we are able to obtain new collaboration arrangements with third parties, the revenues generated from these arrangements may not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to published reports as of December 2002, there are approximately 90 approved anti-cancer products on the market in the United States, and several hundred in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including Astra-Zeneca, Bristol-Meyers Squibb and Novartis, among others) have significantly greater financial resources and expertise than we do in:

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

     Our programs in regenerative medicine may involve the use of stem cells that are derived from human embryonic tissue. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human embryonic stem cells becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed.

     Some groups have voiced opposition to our technology and practices. The concepts of cell regeneration, cell immortality, and nuclear transfer have stimulated significant debate in social and political arenas. We use stem cells derived through a process that uses as the starting material donated embryos created for in vitro fertilization procedures but no longer needed or suitable for that use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, resulting in reduced scientific progress. In addition, the United States government and its agencies have in recent years refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended “that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena.” Our inability to conduct research using human embryonic stem cells due to such factors as government regulation or otherwise could have a material adverse effect on us.

     Finally, we acquired Roslin Bio-Med to gain the rights to somatic cell nuclear transfer technology (sometimes called “somatic cell nuclear transfer”). We acquired exclusive rights to this technology for all areas except human reproductive cloning and certain other limited applications. Although we will not be pursuing human reproductive cloning, the use of nuclear transfer to produce embryonic stem cells (referred to as “therapeutic cloning”) could provide scientific insights that would help us advance our research. Government-imposed restrictions with respect to any or all of these practices could:

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

     We also rely on consultants and advisors who assist us in formulating our research and development and clinical strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so would materially harm our business.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and June 30, 2003, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between July 1, 2002 and June 30, 2003, the price has ranged between a high of $9.75 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sales of substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of June 30, 2003, we had 33,125,988 shares of common stock outstanding. Of these shares, approximately 19,620,067 shares were issued (including shares issuable upon conversion or exercise of convertible notes or warrants) since December 1998 pursuant to private placements. Of these shares, approximately 15,143,463 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 4,476,604 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2003 was $52.3 million. These investments include $10.0 million of cash equivalents which are due in less than 90 days, $37.7 million of short-term investments which are due in less than one year and $4.6 million in long-term investments which are due in 12 to 16 months. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2003, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next two years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2003, we did not engage in foreign currency hedging activities.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During May and June 2003, an institutional investor converted an aggregate principal amount of $15 million plus accrued interest of series D convertible debentures into 3,115,068 shares of Geron common stock. As of June 30, 2003, no series D convertible debentures remained outstanding. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder.

Recent Sales of Unregistered Securities

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 30, 2003, at 9:00 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 21,137,622 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

(a)	As listed below, all of the nominees for Class I Directors were elected at the meeting.

	NO. OF COMMON	NO. OF COMMON	NO. OF COMMON
NAME OF NOMINEE	VOTES IN FAVOR	VOTES ABSTAINING	VOTES WITHHELD

Thomas B. Okarma	20,428,556	709,066	0
John P. Walker	20,848,853	288,769	0
Patrick J. Zenner	20,870,737	266,885	0

(b)	The proposal to amend the Company’s 1996 Directors’ Stock Option Plan to increase the number of authorized shares for issuance under such plan by 500,000 shares was approved. There were 18,916,701 shares of Common Stock voting in favor, 2,112,899 shares of Common Stock voting against and 108,022 shares of Common Stock abstaining.

(c)	The proposal to amend the 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 300,000 shares, was approved. There were 19,828,059 shares of Common Stock voting in favor, 1,197,009 shares of Common Stock voting against and 112,554 shares of Common Stock abstaining.

(d)	The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003 was ratified. There were 20,827,320 shares of Common Stock voting in favor, 230,996 shares of Common Stock voting against and 79,306 shares of Common Stock abstaining.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS

Exhibit
Number	Description

10.1†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

     (b)    REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated April 7, 2003, announcing the presentation of positive preliminary results from a Phase 1 clinical trial of telomerase immunotherapy for metastatic prostate cancer on a webcast conference call.

(ii)	The Registrant filed a report on Form 8-K, dated April 8, 2003, announcing an agreement to sell four million shares of Geron common stock to two investors at $4.60 per share. In connection with the sale, the Company issued warrants to purchase an additional 600,000 shares at $6.34 per share.

(iii)	The Registrant filed a report on Form 8-K, dated April 9, 2003, announcing that the Company exercised its put option to the investors, resulting in the issuance of an additional 400,000 shares of Geron common stock at $4.60 per share.

(iv)	The Registrant filed a report on Form 8-K, dated April 30, 2003, announcing the Company’s financial results for the first quarter ended March 31, 2003.

(v)	The Registrant filed a report on Form 8-K, dated May 27, 2003, announcing that the Company entered into a Restructuring Agreement with the holder of its Series D Convertible Debentures.

(vi)	The Registrant filed a report on Form 8-K, dated June 4, 2003, announcing that the Company had entered a License Amendment Agreement with Transgenomic, Inc., a Delaware corporation, to amend an existing license agreement between the parties.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood Senior Vice President, Corporate Development and Chief Financial Officer (Duly Authorized Signatory)

Date: July 30, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.