Form 10-Q
period 2003-09-30
GERON CORPORATION
filed 2003-11-12
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

     Yes  ☒ No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.001 par value	Outstanding at November 10, 2003: 39,106,809 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,042	$4,604
Restricted cash	530	530
Marketable securities	41,058	42,383
Interest and other receivables	681	704
Notes receivable from related parties	64	433
Prepaid assets	1,389	2,115

Total current assets	51,764	50,769
Equity investments in licensees	427	365
Notes receivable from related parties	227	162
Property and equipment, net	1,809	2,444
Deposits and other assets	227	245
Intangible assets	4,535	6,684

	$58,989	$60,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212	$1,594
Accrued compensation	606	789
Accrued liabilities	906	949
Current portion of deferred revenue	307	543
Current portion of equipment loans	189	367
Current portion of research funding obligation	4,380	5,141

Total current liabilities	7,600	9,383
Noncurrent portion of deferred revenue	872	1,030
Noncurrent portion of equipment loans	244	377
Noncurrent portion of research funding obligation	1,672	3,822
Convertible debentures	—	16,316
Commitments
Stockholders’ equity:
Common stock	33	25
Additional paid-in-capital	297,279	256,097
Deferred compensation	(131)	(209)
Accumulated deficit	(248,110)	(225,783)
Accumulated other comprehensive loss	(470)	(389)

Total stockholders’ equity	48,601	29,741

	$58,989	$60,669

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenues from collaborative agreements	$—	$18	$72	$548
License fees and royalties	472	200	947	407

Total revenues	472	218	1,019	955
Operating expenses:
Research and development	4,864	6,346	19,600	24,656
General and administrative	845	1,314	3,353	4,363

Total operating expenses	5,709	7,660	22,953	29,019

Loss from operations	(5,237)	(7,442)	(21,934)	(28,064)
Interest and other income	287	434	957	1,970
Debenture conversion expense	—	—	(779)	—
Interest and other expense	(157)	(188)	(571)	(585)

Net loss	$(5,107)	$(7,196)	$(22,327)	$(26,679)

Basic and diluted net loss per share	$(0.15)	$(0.29)	$(0.76)	$(1.08)

Weighted average shares used in computing basic and diluted net loss per share	33,189,213	24,737,635	29,192,273	24,634,161

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(22,327)	$(26,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898	1,172
Accretion and amortization on investments	816	795
Interest for convertible debentures	(1)	15
Conversion expense related to modification of Series D convertible debentures and warrants	779	—
Issuance of redeemable common stock in exchange for acquired research technology	—	1,585
Stock-based compensation	47	17
Accretion of interest on research funding obligation	368	367
Deferred compensation	78	181
Realized loss on equity investments in licensees	—	167
Amortization of intangible assets, principally research related	2,148	2,148
Changes in assets and liabilities:
Other current and noncurrent assets	1,414	(587)
Other current and noncurrent liabilities	429	(1,576)
Accrued research funding obligation	(3,280)	(2,044)
Translation adjustment	(78)	(67)

Net cash used in operating activities	(18,709)	(24,506)
Cash flows from investing activities:
Capital expenditures	(257)	(325)
Purchases of marketable securities	(42,623)	(21,312)
Proceeds from maturities of marketable securities	43,079	42,776

Net cash provided by investing activities	199	21,139
Cash flows from financing activities:
Proceeds from equipment loans	—	498
Payments of obligations under equipment loans	(311)	(661)
Proceeds from issuances of common stock, net of issuance costs	22,259	185

Net cash provided by financing activities	21,948	22

Net increase (decrease) in cash and cash equivalents	3,438	(3,345)
Cash and cash equivalents at the beginning of the period	4,604	18,773

Cash and cash equivalents at the end of the period	$8,042	$15,428

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2003 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date.

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

     In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and the adoption of SFAS 149 has not had a material effect on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company’s financial condition or results of operations.

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

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from three to 17 months.

Restricted Cash

     As of September 30, 2003 and December 31, 2002, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Equity in nonpublic companies is carried at the lower of cost or net realizable value. Equity in public companies is carried at market value as of the balance sheet date. Unrealized gains and losses on marketable equity securities are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. No such writedowns were recorded for the three and nine months ended September 30, 2003 and 2002.

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

Intangible Asset and Research Funding Obligation

     In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 and has been capitalized as an intangible asset that is being amortized as research and development expense over six years. Imputed interest is also being accreted to the value of the research funding obligation, and such imputed interest is recognized as interest expense.

Revenue Recognition

     Since the Company’s inception, a substantial portion of its revenues has been generated from license and research agreements with collaborators. Many of these arrangements contain multiple elements, which are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units. The Company recognizes revenue under these collaborative agreements as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned.

     The Company also has several license, option and marketing agreements with various companies in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, or a combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Royalties are generally recognized upon receipt.

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

Depreciation and Amortization

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining term of the lease.

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.57% to 2.96% for the nine months ended September 30, 2003 and 2.30% to 4.98% for the comparable period in 2002; a dividend yield of 0.0% for the nine months ended September 30, 2003 and 2002; a volatility factor of the expected market price of the Company’s common stock of 1.0716 and 0.8807 as of September 30, 2003 and 2002, respectively; and a weighted average expected life of the options of 4 years for the nine months ended September 30, 2003 and 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three and Nine Months Ended		Three and Nine Months Ended
	September 30, 2003		September 30, 2002

	In thousands, except per share amounts
Net loss	$(5,107)	$(22,327)	$(7,196)	$(26,679)
Add back:
Deferred compensation expense	—	—	60	181
Deduct:
Stock-based employee expense determined under SFAS 123	(1,690)	(5,813)	(2,253)	(8,059)

Pro forma net loss	$(6,797)	$(28,140)	$(9,389)	$(34,557)

Basic and diluted net loss per share as reported	$(0.15)	$(0.76)	$(0.29)	$(1.08)

Basic and diluted pro forma net loss per share	$(0.20)	$(0.96)	$(0.38)	$(1.40)

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

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Nine Months Ended September 30,
	2003	2002

	(In thousands, except
	share and per
	share amounts)
Net loss	$(22,327)	$(26,679)

Basic and Diluted Net Loss Per Share:
Basic and diluted net loss per common share	$(0.76)	$(1.08)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per common share	29,192,273	24,634,161

     Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 760,331 shares and 1,307,175 shares for 2003 and 2002, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at an average market price during the period).

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments in licensees	$(308)	$(316)
Foreign currency translation adjustments	(162)	(73)

	$(470)	$(389)

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

     In September 2003, the Company issued 31,080 shares of common stock to Transgenomic, Inc. as payment of the first installment under a supply agreement pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized on a pro-rata basis as materials are received which is expected to be approximately three months.

3. RESTRUCTURING AND EXIT ACTIVITIES

     In connection with the Company’s January 2003 restructuring, the Company entered into employment agreements with its remaining executive officers and certain other employees, and adopted a Severance Plan applicable according to its terms to all remaining employees. The Company is currently accruing the retention bonus commitment required under the Severance Plan. The amount accrued as of September 30, 2003 is approximately $439,000.

     In June 2003, the Company entered into an agreement to sublease to a third party a portion of its leased facilities and ceased using such portion of the facilities for its own purposes. In connection with this sublease agreement, the Company recognized a liability of approximately $557,000 for the present value of remaining lease payments in excess of future sublease rental receipts. The Company is accreting this liability over the remaining sublease term to the face value of the liability by recording the accretion expense as an offset to rent. The liability is reduced as monthly lease payments are made.

4. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the development of therapeutic and diagnostic products for applications in oncology, drug discovery and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

5. CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
(IN THOUSANDS)	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Supplemental Operating, Investing and Financing Activities:
Net unrealized gain (loss) on equity investments	$62	$(374)
Net unrealized loss on marketable securities	$(53)	$(397)
Deferred revenue receivable	$—	$400
401(k) matching contribution	$548	$—
Shares or warrants issued for services	$1,228	$624
Conversion of debentures	$16,509	$—

6. SUBSEQUENT EVENTS

     In November 2003, the Company closed a public offering of 5,000,000 shares of common stock plus an over-allotment exercise of 750,000 shares of common stock, resulting in net cash proceeds of $64.4 million. In connection with the offering, the Company issued warrants to purchase 600,000 shares of Geron common stock to two investors at an exercise price of $16.15 per share. The warrants are exercisable for a period beginning 90 days from the date of issuance and ending three years thereafter. The value of the warrant of $6.2 million was determined using Black-Scholes and will be recognized as an issuance cost with an offset to additional paid-in-capital.

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

     We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology.

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

     We consider that the following are critical accounting policies:

Revenue Recognition

     Since our inception, a substantial portion of our revenues has been generated from license and research agreements with collaborators. Many of these arrangements contain multiple elements, which are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which has not been earned. We make estimates about the estimated lives for license agreements related to deferred revenue.

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

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20.0 million in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17.2 million. We have capitalized this obligation as an intangible asset that is being amortized as research and development expense over six years. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense. We made assumptions in the valuation of the intangible asset and this valuation is analyzed on an annual basis.

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

Employee Stock Plans

     As permitted by SFAS 123, we have elected to continue to apply the provisions of APB 25 and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. As required by SFAS 123, we present in the Notes to Condensed Consolidated Financial Statements, the pro forma effects on reported net loss and loss per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123. We make certain assumptions in the process of valuing options and warrants.

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of none and $72,000 for the three and nine months ended September 30, 2003, respectively, compared to $18,000 and $548,000 for the comparable periods in 2002. Revenues recognized in 2003 primarily related to funding received under various consulting arrangements. Revenues in 2002 primarily represented research support payments from our collaborative agreement with Kyowa Hakko. Our collaboration with Kyowa Hakko has moved from the research phase to the development phase and Kyowa Hakko is not obligated to provide further research funding. We recognize revenue under collaborative agreements as we incur the related research and development costs.

     We have entered into license and option agreements with various companies involved in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or a combination in cash or equity securities. We recognized license and option fee revenues of $456,000 and $836,000 for the three and nine months ended September 30, 2003, respectively, related to our various agreements, compared to $130,000 and $252,000 for the same periods in 2002. The increase in license and option fee revenue in 2003 reflected new license agreements signed with various companies for Geron’s telomerase technology during the second and third quarters of 2003 as well as recognition of a $250,000 milestone payment in connection with our telomerase oncolytic virus program. We received royalties of $16,000 and $111,000 for the three and nine months ended September 30, 2003, respectively, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products compared to $70,000 and $155,000 for the comparable periods in 2002. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize total revenue of $136,000 during the remainder of 2003, $227,000 in 2004, $137,000 in 2005, $137,000 in 2006 and $542,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $4.9 million and $19.6 million for the three and nine months ended September 30, 2003, respectively, compared to $6.3 million and $24.7 million for the comparable periods in 2002. The overall decrease for the third quarter 2003 compared to the third quarter 2002 was primarily the result of reduced personnel-related costs of approximately $477,000 associated with restructurings in June 2002 and January 2003 and a decrease in scientific supplies of approximately $773,000 related to production volumes of Geron’s telomerase inhibitor compounds for preclinical studies. The overall decrease for the nine month period is primarily due to reduced personnel-related costs associated with the restructurings in June 2002 and January 2003. Overall, we expect research and development expenses to approximate current levels or increase slightly in the next year as we continue to manage expenses related to manufacturing and testing of Geron’s telomerase inhibitor compounds and continued development of our human embryonic stem cell (hESC) technology.

     Our research and development activities can be divided into two major categories of related programs, oncology and human embryonic stem cell therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines or oncolytic viruses. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period.

     Our human embryonic stem cell therapies focus on treating degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time changes as the resource needs of individual projects vary.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Oncology	$1,834	$2,237	$10,409	$10,541
hESC Therapies	3,030	4,109	9,191	14,115

Total	$4,864	$6,346	$19,600	$24,656

     In our oncology area, we have concentrated our resources in two programs: telomerase inhibitor compounds and telomerase therapeutic vaccines. Currently, we are developing novel compounds that treat cancer by directly inhibiting telomerase at its active site. Our compounds, GRN163 and GRN163L, are in preclinical animal toxicology and efficacy studies. We are targeting completion of the preclinical studies by mid-2004, after which we expect to prepare and file an Investigational New Drug Application (IND). A Phase I/II clinical study is currently in progress at Duke University Medical Center for a telomerase therapeutic vaccine for patients with metastatic prostate cancer.

     In our human embryonic stem cell therapies, we have concentrated our resources on several specific cell types. We have developed proprietary methods to derive, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing five different therapeutic cell types in animal models of human disease. After completion of these studies, we expect to begin one or more Phase I clinical trials, most likely including treatment for spinal cord injury.

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to complete the projects currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the Food and Drug Administration (FDA) under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs associated with clinical development are incurred in Phase 3 trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed and approved by the FDA.

     According to industry statistics, on average it takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict. Our clinical development programs are updated and changed periodically to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

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

General and Administrative Expenses

     General and administrative expenses were $845,000 and $3.4 million for the three and nine months ended September 30, 2003, respectively, compared to $1.3 million and $4.4 million for the comparable periods in 2002. The decrease in general and administrative expenses for the three and nine month periods ended September 30, 2003 primarily reflects reduced personnel-related costs as a result of the restructurings in June 2002 and January 2003.

Interest and Other Income

     Interest income was $188,000 and $658,000 for the three and nine months ended September 30, 2003, respectively, compared to $330,000 and $1.5 million for the comparable periods in 2002. The decrease in interest income for 2003 compared to 2002 was primarily due to lower interest rates. We expect interest income to increase in the future as a result of the proceeds received from the public offering closed in November 2003. Interest earned in the future will depend on future funding and prevailing interest rates.

     We also received $99,000 and $299,000 in research payments under government grants for the three and nine months ended September 30, 2003, respectively, compared to $80,000 and $439,000 for the comparable periods in 2002. We expect government grant income to decrease in the future as the grant period expired by September 30, 2003.

Interest and Other Expense

     Interest and other expense was $157,000 and $571,000 for the three and nine months ended September 30, 2003, respectively, compared to $188,000 and $585,000 for the comparable periods in 2002. The decrease in interest and other expense for 2003 compared to 2002 was primarily the result of lower interest expense related to convertible debentures, which were fully converted in June 2003.

Debenture Conversion Expense

     In May 2003, the Company modified the existing terms of the outstanding $15,000,000 series D convertible debentures to provide for an automatic conversion into equity on the maturity date, to fix the conversion price at $5.00 per share and to eliminate the interest accrual for the remainder of the term. In addition, the Company modified the terms of the related outstanding warrants to change the exercise prices to $7.50 per share. The warrant expiration periods were unchanged.

     The difference between the current fair values of the existing series D-1 and D-2 warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $583,000. The Company also recorded the amended series D convertible debentures at a fair value of $16,509,000 with the difference of $935,000 being recorded as conversion expense. The remaining excess of the fair value over the face value of the debentures from the first modification of $739,000 was recognized as a reduction to conversion expense. The 2.5% interest accrued through the date of the second modification was added to the outstanding principal balance. No further interest accruals are required after the date of the second modification. In calculating the conversion expense associated with the series D-1 and D-2 warrants, we used the Black-Scholes Valuation Model to determine fair values. The conversion expense associated with the amended series D convertible debentures was based on the fair value of the underlying common stock.

     During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,340 were converted into 3,115,068 shares of Geron common stock. As of September 30, 2003, no series D convertible debentures remained outstanding. Series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised. Series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding.

Net Loss

     Net loss was $5.1 million and $22.3 million for the three and nine months ended September 30, 2003, compared to $7.2 million and $26.7 million for the comparable periods in 2002. The decrease in net loss for the nine months ended September 30, 2003 was primarily due to lower operating expenses as a result of restructurings in June 2002 and January 2003.

LIQUIDITY AND CAPITAL RESOURCES

     In November 2003, the Company closed a public offering of 5,000,000 shares of common stock plus an over-allotment exercise of 750,000 shares of common stock, resulting in net cash proceeds of $64.4 million.

     Cash, restricted cash, cash equivalents and marketable securities at September 30, 2003 totaled $49.6 million compared to $47.5 million at December 31, 2002. The increase in cash, cash equivalents and investments in 2003 was the net result of the sale of common stock in April 2003 and use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $18.7 million for the nine months ended September 30, 2003 compared to $24.5 million for the comparable period in 2002. The decrease was primarily due to decreased expenses as a result of restructurings in June 2002 and January 2003.

     For the nine months ended September 30, 2003, we have invested approximately $257,000 in property and equipment compared to $325,000 for the comparable 2002 period. For the nine months ended September 30, 2003 and 2002, respectively, no equipment was financed through equipment financing. As of September 30, 2003, we had approximately $433,000 outstanding under our current equipment financing arrangements and had $1.25 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2004.

     As of December 31, 2002, our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period

		Less Than			After 5
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	Years

		(Amounts in thousands)
Convertible debentures (2)	$15,000	$—	$15,000	$—	$—
Equipment loans	744	367	377	—	—
Operating leases	2,032	1,096	936	—	—
Research funding (3)	10,687	3,187	7,133	367	—
Product manufacturing (4)	1,750	1,750	—	—	—

Total contractual cash obligations	$30,213	$6,400	$23,446	$367	$—

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Our convertible debentures fully converted into common stock in May and June 2003. No amounts remain outstanding.

(3)	Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

(4)	In July 2002, we entered into a manufacturing agreement to produce GMP-grade GRN163 for preclinical and clinical studies. The full amount was paid in March 2003. No amounts remain outstanding.

     We estimate that our existing capital resources (including the proceeds from the public offering), interest income and equipment financing will be sufficient to fund our current and planned operations through December 31, 2006. Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources that may be available.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is at an early stage of development.

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. Only one of our product candidates, a telomerase therapeutic cancer vaccine, is in clinical trials. This product is being studied in a Phase I/II clinical trial being conducted by an academic institution. Our lead anti-cancer compound, GRN163, is in preclinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

•	have success with our research and development efforts;

•	select therapeutic compounds for development;

•	obtain the required regulatory approvals; and

•	manufacture and market resulting products.

     Potential lead drug compounds or product candidates identified through our research programs will require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates and compounds we have identified may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our cancer vaccine and telomerase inhibitor product candidates may not prove to be more effective for treating cancer than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be approved by regulators or marketed successfully. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs to be successful, any program may be abandoned, even after we have expended significant resources on the program, such as our investment in telomerase technology, which could cause a sharp drop in our stock price.

     The science and technology of telomere biology and telomerase, human embryonic stem cells, and nuclear transfer are relatively new. There is no precedent for the successful commercialization of product candidates based on our technologies. These development programs are therefore particularly risky.

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of September 30, 2003, our accumulated deficit was approximately $248.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

     We are unable to estimate at this time whether we will receive any revenue from the sale of diagnostic product candidates and telomerase-immortalized cell lines, and do not currently expect to receive significant revenues from the sale of these product candidates, if developed. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

     We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs in 2003 and beyond;

•	scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

     We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

Some of our competitors may develop technologies that are superior to or more cost-effective than ours, which may impact the commercial viability of our technologies and which may significantly damage our ability to sustain operations.

     The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and human embryonic stem cell therapies, including the study of telomeres, telomerase, human embryonic stem cells, and nuclear transfer. In addition, other products and therapies that could compete directly with the product candidates that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

     Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to published reports as of July 2003, there were approximately 100 approved anti-cancer products on the market in the United States, and several hundred in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including AstraZeneca PLC, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

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

     As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than we do. Most significantly, competitive products may render any product candidates that we develop obsolete.

Restrictions on the use of human embryonic stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

     Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human embryonic stem cells becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed.

     Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos. These embryos have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent for research use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

     In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended “that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena.” In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

     Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, by:

•	harming our ability to establish critical partnerships and collaborations;

•	delaying or preventing progress in our research and development; and

•	causing a decrease in the price of our stock.

Potential restrictions or a ban on nuclear transfer could prevent us from benefiting financially from our research in this area.

     Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (“therapeutic cloning”) or cloned humans (“reproductive cloning”). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Finally, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the business of our nuclear transfer licensees could be significantly harmed.

We do not have experience as a company in the regulatory approval process, conducting large scale clinical trials, or other areas required for the successful commercialization and marketing of our product candidates.

     All of our product candidates are currently in early stages of product development. We will need to receive regulatory approval for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of such product candidate. This process is lengthy, expensive and uncertain. We currently have no experience as a company in conducting such trials. Such trials would require either additional financial and management resources, or reliance on third-party clinical investigators or clinical research organizations (CROs). Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

     We also do not currently have marketing and distribution capabilities for our product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process. We may enter into agreements with third parties that would be responsible for marketing and distribution. However, these third parties may not be capable of successfully selling any of our product candidates.

Entry into clinical trials with one or more product candidates may not result in any commercially viable products.

     We may never generate revenues from product sales because of a variety of risks inherent in our business, including the following risks:

•	clinical trials may not demonstrate the safety and efficacy of our product candidates;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•	we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

•	we may not be able to manufacture our product candidates economically on a commercial scale;

•	we and our licensees may not be able to successfully market our products;

•	physicians may not prescribe our product candidates, or patients may not accept such product candidates;

•	others may have proprietary rights which prevent us from marketing our products; and

•	competitors may sell similar, superior or lower-cost products.

     Our only product that is in clinical testing is the telomerase cancer vaccine, for which we have only early and preliminary results. Early stage testing may not be indicative of successful outcomes in later stage trials.

Impairment of our intellectual property rights may limit our ability to pursue the development of our intended technologies and products.

     Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. For example, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” We do not yet know whether or to what extent this restriction will impact our ability to obtain patent protection for our human embryonic stem cell technologies in Europe. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

     Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years. Therefore, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or the first to file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to our future success.

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

     The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. In March 2002, a second interference was declared involving our patent application and a patent application held by Infigen Inc. Both of these interferences are now ongoing. We do not have access to the other parties’ invention records, and, as in any legal proceeding, the outcome is uncertain.

     Outside of the United States, certain jurisdictions, such as Europe and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending against oppositions filed by others.

     If interferences, oppositions or other challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

     Patent litigation may also be necessary to enforce patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of others. We may not be successful in any patent litigation. Patent litigation can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent litigation or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology, any of which could severely harm our business.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

     Our business depends on our three technology platforms, each of which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

     Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

     Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our research programs. In the event our technologies infringe on the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We may not be able to obtain alternative technologies or any required license on commercially favorable terms, if at all. If we do not obtain the necessary licenses or alternative technologies, we may be delayed or prevented from pursuing the development of some potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to develop or commercialize our product candidates would significantly and negatively affect our business.

Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information and establishing competitive enterprises.

     We sometimes rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

We depend on our collaborators to help us develop and test our product candidates, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. For example, third parties are principally responsible for developing oncolytic virus therapeutics and diagnostics using our telomerase technology and an academic institution is conducting the clinical trial of the telomerase therapeutic cancer vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Under agreements with collaborators, we may rely significantly on them, among other activities, to:

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

Our process of developing and testing our products depends in part on the intellectual property rights of our collaborators.

     Our development of telomerase therapeutic vaccines and oncolytic viruses is partly dependent on the intellectual property of our collaborators. For example, Merix Biosciences holds the rights for the ex vivo dendritic cell technology used in our telomerase cancer vaccine trial, while we own the rights to the telomerase antigen and its use in therapeutic vaccines. If we were no longer able to use the Merix technology, we would need to develop or obtain rights to use a different ex vivo cell preparation technology and restart the trial using that different technology, or abandon entirely the development of an ex vivo telomerase vaccine, which would significantly and adversely affect our business.

Our reliance on the research activities of our non-employee scientific consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in technological developments.

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

     In addition, we have formed research collaborations with many academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of time to be dedicated to our research goals.

     We also rely on other companies for certain process development or other technical scientific work, especially with respect to our telomerase inhibitor programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations.

     If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies will be significantly harmed.

The loss of key personnel could slow our ability to conduct research and develop product candidates.

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

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our products is alleged to have injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. We currently have no clinical trial liability insurance and we may not be able to obtain and maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which could have a material adverse effect on our business.

Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products.

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities. The preclinical testing and clinical trials of the products that we or our collaborators develop are subject to extensive government regulation that may prevent us from creating commercially viable product candidates from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

•	manufacturing;

•	advertising and promoting;

•	selling and marketing;

•	labeling; and

•	distributing.

     If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

     The regulatory process, particularly for biopharmaceutical products like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances before it may be marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for such products may proceed more slowly than for products based upon more conventional technologies. We may never obtain regulatory approval to market our product candidates.

     Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product. Delays in obtaining regulatory agency approvals or clearances could:

•	significantly harm the marketing of any products that we or our collaborators develop;

•	impose costly procedures upon our activities or the activities of our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; or

•	adversely affect our ability to receive royalties and generate revenues and profits.

     Even if we commit the necessary time and resources, the required regulatory agency approvals or clearances may not be obtained for any product candidates developed by or in collaboration with us. If we obtain regulatory agency approval or clearance for a new product, this approval or clearance may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product. Furthermore, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•	recall or seizure of products;

•	injunction against manufacture, distribution, sales and marketing; and

•	criminal prosecution.

     The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

To be successful, our product candidates must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

     Our product candidates and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

If we fail to obtain acceptable prices or adequate reimbursement for our product candidates, the use of our potential products could be severely limited.

     Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, including pharmaceuticals. If our products are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment in product development.

     In both U.S. and other markets, sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations; and

•	pharmacy benefit management companies.

     Both federal and state governments in the United States and governments in other countries continue to propose and pass legislation designed to contain or reduce the cost of health care. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and any of our potential products may ultimately not be considered cost-effective by these third parties. Any of these initiatives or developments could materially harm our business.

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

     Both our telomerase inhibitor compounds, GRN163 and GRN163L, and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163 or GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs by process improvements, as well as through scale increases. If we are not able to do so, however, and depending on the pricing of the product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential products, our business would be materially harmed.

Our activities involve hazardous materials, and improper handling of these materials by our employees or agents could expose us to significant legal and financial penalties.

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

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the cleanup, of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations.

     Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations.

Our stock price has historically been very volatile.

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1998 and September 30, 2003, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between October 1, 2002 and

September 30, 2003, the price has ranged between a high of $16.07 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our potential products;

•	fluctuations in our operating results;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	comments by securities analysts;

•	general market conditions; or

•	public concern with respect to our products.

     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. Securities class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

The sale of a substantial number of shares may adversely affect the market price for our common stock.

     Sales of substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2003, we had 33,349,939 shares of common stock outstanding. Of these shares, approximately 19,651,147 shares (including shares issuable upon conversion or exercise of convertible notes or warrants) were issued since December 1998 pursuant to private placements. Of these shares, approximately 15,174,543 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 4,476,604 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

     In addition, if we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Provisions in our share purchase rights plan, charter and bylaws, and provisions of Delaware law, may inhibit potential acquisition bids for us, which may prevent holders of our common stock from benefiting from what they believe may be the positive aspects of acquisitions and takeovers.

     Our Board of Directors has adopted a share purchase rights plan, commonly referred to as a “poison pill.” This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 15% or more of our outstanding common stock. Our share purchase rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of Geron by delaying or preventing a change of control. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue additional shares of common stock, and to fix the rights and preferences of one or more series of preferred stock.

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

     In addition, we have severance agreements with several employees and a change of control severance plan which could require an acquiror to pay a higher price.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2003 was $48.0 million. These investments include $6.9 million of cash equivalents which are due in less than 90 days, $36.7 million of short-term investments which are due in less than one year and $4.4 million in long-term investments which are due in 12 to 17 months. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2003, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next two years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2003, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

     (b)  Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     In September 2003, we issued 31,080 shares of common stock to Transgenomic, Inc. as payment of the first installment under a supply agreement pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. We registered the shares for resale under Form S-3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

     (b)  REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated July 1, 2003, announcing the conclusion of its research collaboration with Celera Genomics Group, an Applera Corporation business. Geron and Celera collaborated to sequence, identify, and analyze the function of genes expressed in human embryonic stem cells (hESCs), both in their undifferentiated state and in the course of their differentiation.

(ii)	The Registrant filed a report on Form 8-K, dated July 30, 2003, announcing the Company’s financial results for the second quarter ended June 30, 2003.

(iii)	The Registrant filed a report on Form 8-K, dated September 3, 2003, announcing the resignation of Robert B. Stein, M.D., Ph.D., from the Board of Directors of Geron Corporation effective September 2, 2003 in order to assume a new position as President of Roche Palo Alto. The resignation was in accordance with Roche policies.

(iv)	The Registrant filed a report on Form 8-K, dated October 15, 2003, announcing that it had entered into agreements with Mainfield Enterprises, Inc. and The Riverview Group, LLC. Each agreement provided for the Company’s issuance of a warrant to purchase an aggregate of 300,000 shares of the Company’s common stock, par value $0.001. Each warrant is exercisable, either in its entirety or partially from time to time, at a price of $16.15 per share of common stock, for a period beginning 90 days from the date of issuance and ending three years thereafter.

(v)	The Registrant filed a report on Form 8-K, dated October 15, 2003, announcing its plans to publicly offer five million shares of its common stock in an offering made from a shelf registration statement that the Company filed in February 2002.

(vi)	The Registrant filed a report on Form 8-K, dated October 15, 2003, announcing that it had filed with the Commission a Preliminary Prospectus Supplement under its Registration Statement on Form S-3, Registration No. 333-81596, in connection with a public offering of 5,000,000 shares of the Company’s common stock, par value $0.001 per share.

(vii)	The Registrant filed a report on Form 8-K, dated October 29, 2003, announcing the pricing of its previously announced public offering of five million shares of its common stock.

(viii)	The Registrant filed a report on Form 8-K, dated October 29, 2003, announcing that it had filed with the Commission a Prospectus Supplement under its Registration Statement on Form S-3, Registration No. 333-81596, in connection with an underwritten public offering of 5,000,000 shares of the Company’s common stock, par value $0.001 per share. In connection with the offering, the Company executed an Underwriting Agreement, dated October 29, 2003, with UBS Securities LLC, SG Cowen Securities Corporation, Lazard Frères & Co. LLC and Needham & Company, Inc. as managing underwriters.

(ix)	The Registrant filed a report on Form 8-K, dated November 5, 2003, announcing that the underwriters of its recent public offering of 5,000,000 shares of common stock have exercised their over-allotment option in full to purchase 750,000 additional shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood
Senior Vice President,
Corporate Development and
Chief Financial Officer
(Duly Authorized Signatory)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2003.