Form 10-K
period 2003-12-31
GERON CORPORATION
filed 2004-02-27
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to ____________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $191,569,155 based upon the closing price of the common stock on June 30, 2003 on The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2003, there were 39,316,742 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10-K Parts
Portions of the Registrant’s definitive proxy statement for the 2004 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year end December 31, 2003
III

Forward-Looking Statements

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation (Geron) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron’s potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron’s intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in “Additional Factors That May Affect Future Results” set forth in Item 1 of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology.

Telomerase is an enzyme that is expressed in nearly all cancer cells, but not in most normal cells. We hope to kill cancer cells in which telomerase is abnormally expressed by inhibiting or targeting telomerase, and to diagnose cancer by measuring telomerase activity.

Human embryonic stem cells can develop and differentiate into all cells and tissues in the body. As such, they are a potential source for the manufacture of replacement cells and tissues for organ repair applications in chronic diseases.

We were incorporated in 1990 under the laws of Delaware. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California, 94025. Our telephone number is (650) 473-7700.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.geron.com”.

Major Technology Platforms

Telomeres and Telomerase: Their role in cellular aging and cancer

Cells are the building blocks for all tissues in the human body and cell division plays a critical role in the normal growth, maintenance and repair of human tissue. However, in the human body, most cell division is a limited process. Depending on the tissue type, cells generally divide only 60 to 100 times during the course of their normal lifespan.

We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in the regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as replicative senescence or aging. We and our collaborators have demonstrated that telomeres serve as a molecular “clock” for cellular aging and that the enzyme telomerase, when introduced into normal cells, is capable of restoring telomere length or resetting the

“clock,” thereby increasing the functional lifespan of cells without altering their biology or causing them to become cancerous. Human telomerase, a complex enzyme, is composed of a ribonucleic acid (RNA) component, known as hTR, and a protein component, known as hTERT. In 1994, we cloned the gene for hTR, and in 1997, in collaboration with Dr. Thomas Cech, we cloned the gene for hTERT.

Our work and that of others has shown that telomerase is not present in most normal cells and tissues, but that during cancer progression, telomerase is abnormally reactivated in all major cancer types. We have shown that while telomerase does not cause cancer (which is caused by mutations in cells), the continued presence of telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. We and others have shown in various tumor models that inhibiting telomerase activity results in telomere shortening and therefore causes aging or death of the cancer cell.

Although telomerase is expressed in nearly all cancer cells, it is not expressed in most normal cells. That gives telomerase the potential of being both a universal as well as a highly specific cancer target. This specificity means that drugs and biologics that attack cancer cells by targeting telomerase may leave other cells unaffected, and thus should have fewer side effects than conventional chemotherapeutic agents that attack many cancer and non-cancer cells at once.

We are working to develop anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and, through our collaborators, telomerase-based oncolytic (cancer-killing) viruses. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

Human Embryonic Stem Cells: A potential source for the manufacturing of replacement cells and tissues

Stem cells generally are self-renewing primitive cells that can develop into functional, differentiated cells. Human embryonic stem cells (hESCs), which are derived from very early stage embryos called blastocysts, are unique because:

•  they are pluripotent, that is they can develop into all cells and tissues in the body, and

•  they self-renew indefinitely in the undifferentiated state.

The ability of hESCs to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. We have demonstrated that the extended replicative capacity of hESCs is due to telomerase expression. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore age, limiting their use in research or therapeutic applications. Exceedingly rare subpopulations of adult mesenchymal stem cells have been described in a few laboratories that also appear to differentiate into multiple cell lineages. To date, these cells have proven extremely difficult to culture and are not suitable for large-scale production. In contrast, hESCs can be expanded in culture indefinitely and hence can be banked for scaled product manufacture.

We intend to use human embryonic stem cell technology to:

•  enable the development of transplantation therapies by providing standard starting material for the manufacture of cells and tissues;

•  facilitate pharmaceutical research and development practices by providing cells for disease models and screening, and for assigning function to newly discovered genes; and

•  accelerate research in human developmental biology by identifying the genes that control human growth and development.

Commercial Opportunities for Our Major Technology Platforms

Oncology

Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that approximately 1.4 million new cancer cases are expected to be diagnosed in the year 2004. Overall annual costs associated with cancer in 2003 were $189.5 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

We are developing, alone or with collaborators, anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and telomerase-based oncolytic (cancer-killing) viruses, and diagnostics based on telomerase detection. We believe telomerase is an ideal target for cancer therapeutics and diagnostics because it appears to be both universal — it is expressed in all major types of cancers studied to date — and specific — it is not expressed in most normal cells. We believe that we have the dominant patent position in the field of telomerase. Whether it is achieved by us or by our collaborators and licensees, we believe that progress in the development of any of these telomerase-based cancer therapeutics will further validate the importance of telomerase as a cancer target and therefore benefit all of our telomerase cancer programs.

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

We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, that target the template region, or active site, of telomerase. These oligonucleotides, called GRN163 and GRN163L, have demonstrated highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems, and animal studies. We are now engaged in additional animal toxicology and efficacy studies of these drugs that, if successful, should enable us to file an Investigational New Drug (IND) application to begin human clinical trials.

Our compounds GRN163 and GRN163L are direct enzyme inhibitors, not antisense compounds. They are much smaller (lower molecular weight) than typical antisense compounds or other oligonucleotide drug candidates, and we expect them to be administered either locally or systemically. They do not inhibit other critical nucleic acid-modifying enzymes and do not appear to be toxic to normal cells at concentrations needed to inhibit telomerase in tumor cells. Both compounds use a special thiophosphoramidate chemical backbone, for which we acquired controlling patents in March 2002 from Lynx Therapeutics.

We and our collaborators have so far tested GRN163 in vitro on 13 different cancer cells and demonstrated significant inhibition of telomerase activity in all of them. Research by our collaborators has shown that these compounds inhibit the growth of malignant human glioblastoma (brain cancer) cells, prostate cancer cells, lymphoma, myeloma, hepatocellular carcinoma (liver cancer) and cervical cancer cells in animals.

Intratumoral administration of GRN163 in an animal model of human glioblastoma resulted in complete tumor eradication in five of seven treated rats without any toxicity and significantly extended their survival compared to untreated controls. Intravenous administration of GRN163 in a study of animals bearing disseminated human multiple myeloma substantially reduced tumor growth and resulted in a 50% increase in survival compared to controls. GRN163L is identical in structure to GRN163 except that it has a lipid attached to one end of the molecule, which appears to improve its pharmacokinetics and should make its manufacture more efficient and less expensive. The improved pharmacokinetic characteristics of GRN163L suggest that it should be effective in inhibiting telomerase in tumor cells when administered intermittently (one injection every few days).

We are targeting completion of the preclinical studies by mid-2004, after which we expect to prepare and file an IND application for one or both of these compounds.

Telomerase Therapeutic Vaccine. Our second approach to anti-cancer therapy is a telomerase therapeutic vaccine. The goal of therapeutic cancer vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other cells. This is done by exposing the immune system to a substance (an antigen) that is as specific to cancer cells as possible, thus inducing an immune response to any cells that present that antigen. We believe that telomerase’s characteristics make it an ideal antigen for cancer vaccines.

We are conducting basic and clinical research to confirm the safety and efficacy of telomerase vaccine therapies. In collaboration with scientists at Duke University, we published studies in the September 2000 issue of Nature Medicine, which demonstrate that cancer patients’ immune cells can be activated with a telomerase vaccine in the laboratory to kill their own cancer cells. This technique was also effective in reducing tumors in animals. A Phase I/II study in prostate cancer patients at Duke University Medical Center is currently underway using this approach. The telomerase vaccine being tested at Duke University Medical Center generates cytotoxic T-cells that attack cancer cells expressing telomerase. The Duke Phase I/II clinical trial uses an ex vivo process. Dendritic cells (the most efficient antigen-presenting cells) are isolated from the patient’s blood, pulsed with telomerase RNA, and then returned to the patient’s body where they instruct cytotoxic T-cells to kill tumor cells that express telomerase.

This clinical trial is designed to enroll a total of 24 patients with metastatic prostate cancer, 12 of whom receive three weekly vaccinations (low-dose group), and 12 of whom receive six weekly vaccinations (high-dose group). Eighteen patients (all 12 of the low-dose group and six of the high-dose group) have been enrolled and treated so far. None of the patients in either group has shown treatment-related adverse effects to date. All of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. Levels of circulating cancer cells were reduced to normal in six of the eight patients who had significantly elevated levels of cancer cells circulating in their blood before the trial; and for a period of three months after treatment, prostate-specific antigen (PSA) levels stabilized or declined in all three of the patients who had rising levels of PSA when they entered the study. The three patients thus far analyzed in the high-dose group all showed cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD-8+ T-lymphocytes, as well as CD-4+ lymphocytes. The immune responses were strong as well as specific: five to 15-fold higher, on average, than the immune responses seen in the low-dose group. Three patients in the high-dose group had elevated levels of cancer cells circulating in their blood before the trial, and those cancer cells were transiently cleared from their blood in two of those three. The level of PSA measured in the patients’ blood remained stable in three of three patients in the high-dose group during the treatment phase and for a minimum of eight weeks follow-up.

We have a collaboration agreement with Merix Biosciences, which holds the rights for the ex vivo dendritic cell processing technology used in the Duke clinical trial. We own the rights to the telomerase antigen and its use in therapeutic vaccines. Under the collaboration agreement, we may in the future grant a license to Merix to commercialize the vaccine, or Merix may grant a license to us, or we may develop it jointly. We have also granted a non-exclusive license to Dendreon Corporation to develop an ex vivo telomerase vaccine using Dendreon’s antigen-presenting system.

In addition, we are pursuing the development of in vivo telomerase cancer vaccines. Geron scientists have demonstrated that direct, in vivo vaccination in tumor-bearing mice elicits a telomerase-specific immune response and causes reduced growth of the animals’ tumors. Direct vaccination would eliminate the need for manipulation of dendritic cells in culture and potentially allow straightforward vaccination procedures to be available for all cancer patients in any oncology clinic.

Oncolytic Virus. Our third anti-cancer therapeutic strategy utilizes viruses that have been manipulated or engineered to have oncolytic, or cancer-killing, properties, enabling them to selectively target and destroy cancer cells which express telomerase. We have cloned the promoter region of the telomerase gene and employ it to switch on genes required for the virus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the virus, the virus multiplies or replicates within the cancer cells and causes the rupture and death of the tumor cells. When these same engineered viruses infect normal somatic cells, there is no killing effect and the virus dissipates. This selective lytic effect on cancer has been demonstrated in vitro in seven different tumor types: prostate, liver, lung, pancreatic, colorectal, breast and ovarian cancers. These in vitro results have been extended to animal models of liver and prostate cancer with similar effects against the animals’ tumors while sparing normal cells.

We granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology to develop an oncolytic virus product. In 2003, GTI’s oncolytic virus assets and our license to GTI were acquired by Cell Genesys, which also has its own oncolytic virus program.

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

Through Roche Diagnostics, we are participating in the development of fluids-based telomerase detection tests for clinical in vitro diagnostics. The tests are based on telomerase detection assays that we have already commercialized for the research-use-only market. Clinical research data generated by Roche indicates that an assay for telomerase is a sensitive and specific test for detecting bladder cancer with potential utility in early detection screening and monitoring of patients for recurrence. There is currently no similar diagnostic test for bladder cancer on the market, and patients who have had bladder cancer now periodically undergo invasive cystoscopy to screen for recurrence.

Human Embryonic Stem Cell Therapies

We are developing cell-based therapeutics for several diseases based on differentiated cells derived from hESCs, including neural cells for spinal cord injury and Parkinson’s disease, cardiomyocytes for heart disease, pancreatic islet ß cells for diabetes, osteoblasts for osteoporosis, chondrocytes for osteoarthritis, and hematopoietic cells for blood diseases and to prevent immune rejection of the other cell types. We have developed proprietary methods to grow, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In three of these cell types, we have preliminary results indicating efficacy as evidenced by functional recovery of the treated animals. After completion of these studies, we expect to begin one or more Phase I clinical trials, most likely including treatment for spinal cord injury. We own or have licenses to intellectual property covering core inventions and critical enabling technology in this field.

Oligodendrocytes for Spinal Cord Injury and Dopaminergic Neurons for Parkinson’s Disease. The major neural cells of the nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. Over one million Americans suffer from Parkinson’s disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized, and may require life support.

Embryonic stem cell-derived neural cells have been used by researchers to treat nervous system disorders in animal models. Mouse embryonic stem cells were stimulated to differentiate into neural cells which, when transplanted into mice with neurological disorders, helped to restore normal function. In the case of spinal cord injuries, neural cells derived from animal embryonic stem cells and injected into the spinal cord injury site produced partial recovery of the animal’s ability to move and bear weight.

We have derived both oligodendrocytes and dopaminergic neurons from hESCs in culture and have begun testing them in animal models to determine whether they can restore normal neural function. In our collaboration with researchers at the University of California, Irvine, we have shown proof-of-concept in spinal cord-injured rats which showed significant functional improvement after receiving transplants of hESC-derived oligodendrocyte progenitors. Transplant studies of dopamine-producing neurons in rodent models of Parkinson’s disease are ongoing.

Cardiomyocytes for Heart Disease. Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects more than five million people in the United States. This year, it is estimated that about 1.2 million people will have a heart attack, which is the primary cause of heart muscle damage.

We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof-of-concept of our approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. These results suggest that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs and observed their normal contractile function and response to cardiac drugs. We have transplanted these cells into animal models, and to date the cells appear to be engrafting and integrating with the myocardium in uninjured animals, as well as restoring cardiac function in animals with induced myocardial infarctions.

Islet Cells for Diabetes. It is estimated that there are as many as one million Americans suffering from the type of diabetes known as Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet ß cell transplantation. However, poor availability of suitable sources for islet ß cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

We have derived insulin-producing islet ß cells from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We began transplanting the islets to animal models of diabetes in November 2003.

Osteoblasts for Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.5 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry average mortality rates as high as 24%, and result in long-term nursing home care for nearly half of those who survive. Total health care costs for osteoporosis and its complications are estimated at $17 billion per year in the United States.

The primary cause of the disease is metabolic bone loss (mediated by osteoclasts — cells which resorb bone) that is incompletely compensated by new bone formation (mediated by osteoblasts — cells which form new bone). Osteoblast activity declines over human lifespan and fails to keep pace with the increasing activity of osteoclasts, resulting in progressive loss of bone density leading to fracture, pain and deformity.

We have made osteoblasts from hESCs and are now conducting preclinical tests in animals. Upon successful preclinical testing, we plan to administer the cells to patients with non-union fractures (fractures of the long bones of the leg or arm that do not heal). If these trials are successful, we plan to use these cells to treat patients with severe refractory osteoporosis.

Chondrocytes for Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. Depending on the criteria for diagnosis, it can be argued that the majority of the population over 50 is afflicted by the disease. Osteoarthritis is the leading cause of joint pain and joint disability in middle-aged and elderly patients. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. We plan to derive chondrocytes from hESCs and after successful in vitro and animal testing, treat patients with osteoarthritis by injecting these chondrocytes directly into their affected joints.

Hematopoietic Cells for Hematologic Diseases and to Prevent Immune Rejection. The hematologic system (the circulating cells of blood) is one of the rare tissues of the human body that can replenish itself throughout life. The critical importance of the blood cells and the many diseases that can affect those cells have caused the emergence of an entire subspecialty in medicine: hematology — the study of blood and its diseases.

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

We have derived hematopoietic stem cells from hESCs, and tests of these cells in animal models of bone marrow transplantation show engraftment of the cells. If these animal tests and other in vitro tests continue to be positive, hematopoietic stem cells produced from hESCs may find use not only in hematopoietic transplantation therapies, but also in procedures designed to prevent immune rejection of other hESC-derived transplanted cells. In January 2003, we announced that we had obtained a license to hESC-produced hematopoietic cells from the Robarts Institute and a license from the Wisconsin Alumni Research Foundation (WARF) to a U.S. patent covering the use of hESC-derived hematopoietic cells to prevent immune rejection. This approach could potentially eliminate the need for immunosuppressive drugs in patients who receive transplants of hESC-based therapeutic cells.

Our Other Development Programs

Telomerase Activation

We are also working to develop product candidates to treat various degenerative diseases by the controlled activation of telomerase. Published evidence by us and others has demonstrated that cellular aging caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, AIDS, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Controlled activation of telomerase in normal cells can restore telomere length and thereby increase the lifespan of cells without altering their normal function or causing them to become cancerous.

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

We have studied the activation of telomerase in skin cells. Our scientists and other researchers have established that skin cells age in tissue culture and in the body with loss of telomeric DNA. The restoration of telomerase activity in skin cells in culture dramatically extends the healthy lifespan of these cells. Animal models of telomere loss also correlate cellular aging with thinning of skin, graying of hair, chronic ulcerative lesions at areas of stress and reduced ability to repair wounds. Our approach to the therapeutic use of telomerase activation in skin has included both small molecule drug discovery and biological methods of restoring telomerase in various skin cells. We have demonstrated that telomerase activation by gene therapy significantly improves wound healing in a rabbit model of skin ulceration.

AIDS. Recent work by our collaborators has shown that telomere loss in cytotoxic T-lymphocytes, the blood cells responsible for killing HIV-infected cells, is accelerated in AIDS patients, and contributes to the loss of anti-HIV activity that occurs during disease progression. In March 2003, these same collaborators published data showing that telomerase activation in T-lymphocytes both increased their lifespan and significantly enhanced their anti-HIV activity. Our approach to the therapeutic use of telomerase activation in AIDS is based upon a small molecule we have identified that activates telomerase in certain cell types.

Products for Research and Development

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

We intend to make telomerase-immortalized cell lines commercially available to the research market and to companies for basic research and for use in drug discovery and biologics production applications.

hESC-Derived Hepatocytes for Drug Screening and Toxicology. Three of the major hurdles of pharmaceutical drug development are (i) identifying compounds with activity in diseased tissue; (ii) understanding the metabolism and biodistribution of the compound; and (iii) determining the potential toxic side effects of the compound. Undesirable activity of a compound being evaluated as a drug candidate in any one of these areas can impact the development and commercialization of the drug. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected. This potentially translates into reduced costs and time in drug development, and less harmful exposure to patients in clinical trials.

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

We are developing methods to derive standardized functional hepatocytes (liver cells) from hESCs to address the significant unmet need for a reliable predictor of the metabolism, biodistribution and toxicity of drug development candidates. If we are successful, these cells would provide a consistent source of normal human liver cells that can reliably predict how a new drug will affect the livers of the people who take it. We believe that an unlimited supply of human hepatocytes which retain normal drug-metabolizing enzyme activity would address the largest bottleneck in new drug research and accelerate the drug development process. In addition, the availability of hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, allowing full development of the field of pharmacogenomics; where a compound’s activity would be correlated with an individual’s genetic make-up. Geron scientists have succeeded in demonstrating that hepatocytes derived from hESCs express normal markers of hepatocyte function, including Phase 1 and Phase 2 drug-metabolizing enzymes. On October 1, 2002, we were awarded a U.S. patent covering human hepatocytes derived from hESCs and a second U.S. patent in January 2003 covering the use of hESC-derived hepatocytes for drug screening.

Nuclear Transfer: Agriculture/Xenotransplantation/Biologics

Nuclear transfer is a method for generating whole animals whose nuclear genetic material is derived solely from a donor cell from an individual animal. In this process, the nucleus containing all of the chromosomal DNA is removed from the animal egg cell and subsequently replaced with a nucleus from a donor somatic (non-reproductive) cell. Fusion between the resulting egg cell and the donor somatic nucleus results in a new cell which gains a complete set of chromosomes derived entirely from the donor nucleus. Mitochondrial DNA, providing some of the genes for energy production, resides outside the nucleus and is provided by the egg. After a brief culture period that enables the reconstituted egg cell to initiate embryonic development, the early embryo is implanted into the uterus of a female animal, where it can fully develop and result in the live birth of a cloned offspring animal. The offspring is essentially a genetic clone of (genetically identical to) the animal from which the donor nucleus was obtained.

In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute were the first to demonstrate with the birth of Dolly, the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the egg outside of the nucleus, to reprogram an adult somatic nucleus. Reprogramming enables the adult somatic cell nucleus to express all the genes required for the full embryonic development of the animal. In addition to sheep, the technique has been used to clone mice, rats, goats, cattle, rabbits, cats and pigs from donor cells and enucleated eggs from each respective animal specie. In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute, and an exclusive license to the use of nuclear transfer technology for the creation of cloned animals.

Agriculture. Our nuclear transfer technologies can be used for applications in agriculture that improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality.

We are licensing our nuclear transfer technology to others for applications in agriculture and production of biologicals. As of December 31, 2003, we had granted six non-exclusive licenses or license options to various companies for applications in chickens, cows, pigs, goats or other animals.

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

Xenotransplantation. Our nuclear transfer technologies can be used for applications in xenotransplantation to create animals whose cells, tissues or organs could be used in human organ transplantation settings. This approach could be used either as a bridge to human organ transplantation or as a long-term therapy.

Commercial Collaborations

We believe that our broad scientific platforms will generate significant opportunities for a variety of strategic collaborations. We have established and intend to continue to establish selective collaborations with leading pharmaceutical, diagnostic and technology companies to enhance our research, development and commercialization capabilities and to participate in commercialization opportunities. Among those companies are:

•  Kyowa Hakko Kogyo Co., Ltd., which provided a total of $20 million of research funding to support our telomerase inhibition research program to discover a telomerase inhibitor for the treatment of cancer through which we discovered GRN163 and GRN163L, and which has rights to co-develop and market those compounds in Asia;

•  Merix Biosciences Inc. and Dendreon Corporation (discussed above under “Telomerase Therapeutic Vaccine”);

•  Cell Genesys, Inc. (discussed above under “Oncolytic Virus”);

•  Roche Diagnostics (discussed above under “Cancer Diagnostics”);

•  Transgenomic, Inc., which we have licensed to manufacture oligonucleotides and their chemical building blocks utilizing our proprietary oligonucleotide chemistry for diagnostic and therapeutic applications, and which is currently one of our contract manufacturers of the monomer building blocks used in the synthesis of GRN163 and GRN163L;

•  Variagenics, Inc., to which we granted a non-exclusive license for use of our telomerase cell immortalization technology for pharmacogenomics applications that are expected to lead to the development of molecular diagnostic products to be used by physicians for selection of optimal therapy for patients;

•  PanCel Corporation, to which we granted a non-exclusive license for the use of telomerase to develop and commercialize macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes; and

•  AviGenics, Inc., Origen Therapeutics, Inc., Viragen, Inc., Clone International, AgResearch Pty Ltd, ProLinia, Inc. and Nexia Biotechnologies Inc., to which we have granted licenses or options under our nuclear transfer technology.

Research Collaborations

We selectively enter into, and intend to continue to enter into, collaborative research agreements with leading academic and research institutions. We design these collaborative agreements to significantly enhance our research and development capabilities while enabling us to obtain commercial rights to intellectual property developed through the research collaboration. Under these agreements, we generally provide funding or other resources for scientific research in return for commercial rights to materials and discoveries arising out of this research. We seek to retain rights to develop and market discoveries made under these research programs by obtaining rights to exclusively license technology developed under them, including patents and patent applications filed in connection with these research programs.

As of December 31, 2003, we have collaborative research agreements in support of our telomerase programs in oncology and our hESC therapeutics programs with a number of institutions, including Duke University, Stanford University, the University of Texas Southwestern Medical School at Dallas, the University of California at San Francisco, the Memorial Sloan-Kettering Cancer Center, the University of California at Irvine, the Robarts Institute, the University of Washington and the University of Wisconsin-Madison. Our collaboration with the Roslin Institute, in Midlothian, Scotland began in May 1999, when we completed the acquisition of Roslin Bio-Med Ltd., a company formed by the Roslin Institute. In connection with this acquisition, we formed a research collaboration with the Roslin Institute under which we have agreed to provide approximately $20.0 million in applied research funding over six years (of which $5.8 million remains payable at December 31, 2003) and we retain exclusive license rights to commercialize the results of the research. We are using the Roslin Institute’s expertise in developmental biology to advance our hESC programs. Among other projects, we are collaborating with Roslin scientists to derive new hESC lines; to improve the efficiency of producing hepatocytes and dopaminergic neurons from hESCs; and to differentiate hESCs into chondrocytes for the treatment of osteoarthritis and osteoblasts for the treatment of osteoporosis.

Patents and Proprietary Technology

A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 120 issued or allowed United States patents, 125 granted or accepted foreign patents and 330 patent applications that are pending around the world.

Our policy is to seek appropriate patent protection for inventions in our principal technology platforms — telomerase, embryonic stem cells and nuclear transfer — as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by our scientists, as well as those that we make in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, where appropriate we try to obtain licenses from other organizations to patent filings that may be useful in advancing our scientific and product development programs.

Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by Geron scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet cells, osteoblasts (bone cells) and hematopoietic cells (blood-forming cells). Currently there are over 120 Geron-owned patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents that are owned by Geron include U.S. Patents Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 6,642,048 relating to conditioned medium for growing hESCs; and Australian Patent Nos. 729,377 and 751,321 covering methods of growing hESCs.

Our telomerase platform is the mainstay of our oncology program, as well as providing the basis for a number of other product opportunities. Our extensive development of telomerase technologies has so far produced over 70 issued or allowed United States patents, 80 granted foreign patents and over 95 patent applications pending around the world. Our issued United States patents include patents covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase, as well as cells that are immortalized by expression of recombinant hTERT. Aspects of our oncology product development program covered by issued and pending patent applications include cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of telomerase as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, our anti-cancer telomerase inhibitor product candidates, as well as patents covering the modified chemistry that is used to build these oligonucleotides.

Our third technology platform, nuclear transfer, is protected in part by the patent rights that we acquired in 1999 with the acquisition of Roslin Bio-Med, which we now operate as Geron Bio-Med. Five United States patents have now issued for this technology, and 33 foreign patents have been granted or accepted. In addition, we have more than 40 pending patent applications worldwide relating to nuclear transfer, arising both from the acquired patent rights and subsequent research that we funded at the Roslin Institute. Intellectual property rights to nuclear transfer technology are the primary asset of our licensing program through which we are granting licenses for cloning animals for use in agriculture, xenotransplantation and production of biologicals.

We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. As examples, we are currently involved in interferences before the U.S. Patent and Trademark Office (USPTO) involving patents and patent applications for nuclear transfer technology and an opposition in Europe filed against our granted patent relating to the measurement of telomerase activity.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration (FDA), and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (BLA). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

Scientific Consultants

We have consulting agreements with a number of leading academic scientists and clinicians. These individuals serve as key consultants or as members of “clinical focus group panels” with respect to our product development programs and strategies. They are distinguished scientists and clinicians with expertise in numerous scientific fields, including embryonic stem cells, nuclear transfer and telomere and telomerase biology, as well as developmental biology, cellular biology and molecular biology.

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies, as well as on the ethical aspects of our work. They also serve as important contacts for us throughout the broader scientific community.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. Our consultants are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with, other entities or academic institutions that may limit their availability to us.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of Geron Corporation:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	58	President, Chief Executive Officer and Director
David J. Earp, Ph.D., J.D.	39	Vice President, Intellectual Property
David L. Greenwood	52	Executive Vice President, Chief Financial Officer and Treasurer
Calvin B. Harley, Ph.D.	51	Chief Scientific Officer
Melissa A. Kelly	40	Vice President, Oncology
Jane S. Lebkowski, Ph.D.	48	Senior Vice President, Regenerative Medicine
William D. Stempel, J.D.	50	Vice President, General Counsel and Secretary

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

David L. Greenwood has served as our Chief Financial Officer and Treasurer since August 1995, Vice President of Corporate Development from April 1997 until August 1999, Senior Vice President of Corporate Development from August 1999 until January 2004 and Executive Vice President since January 2004. He is a director of Geron Bio-Med Limited, a United Kingdom company, a wholly-owned subsidiary of Geron, and Clone International Pty Ltd., an Australian company. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm, and its subsidiaries, J.P. Morgan Securities Inc. and Morgan Guaranty Trust Company of New York. Mr. Greenwood holds a B.A. from Pacific Lutheran University and an M.B.A. from Harvard Business School.

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

Melissa A. Kelly, has served as our Vice President of Oncology since January 2003. From April 2002 to January 2003, Ms. Kelly was Vice President of Corporate Development and from April 2001 to April 2002, she was General Manager of Research and Development Technologies. Ms. Kelly joined us in November 1998 as Director of Corporate Development. From 1990 to 1998, Ms. Kelly worked at Genetics Institute, Inc., serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. From 1985 to 1990, Ms. Kelly held financial management positions at several companies in the high technology industry. Ms. Kelly graduated summa cum laude with a B.S. in Accounting from Boston College and received an M.B.A. in finance with high distinction from Babson College.

Jane S. Lebkowski, Ph.D., has served as our Senior Vice President of Regenerative Medicine since January 2004 and Vice President of Regenerative Medicine from August 1999 until January 2004. Since joining us in April 1998 and until August 1999, Dr. Lebkowski served as Senior Director, Cell and Gene Therapies. Formerly, Dr. Lebkowski was employed at Applied Immune Sciences from 1986 to 1995 where she served as Vice President, Research and Development. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski graduated Phi Beta Kappa with a B.S. in Chemistry and Biology from Syracuse University and received her Ph.D. from Princeton University.

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

Employees

As of December 31, 2003, we had 53 full-time employees of whom 19 hold Ph.D. degrees and 11 hold other advanced degrees. Of the total workforce, 43 were engaged in, or directly support, our research and development activities and 10 were engaged in business development, finance and administration. We also retain outside consultants. None of our employees is covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this annual report and the documents incorporated by reference. Any of these risks could materially adversely affect our business, operating results and financial condition.

Our business is at an early stage of development.

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. Only one of our product candidates, a telomerase therapeutic cancer vaccine, is in clinical trials. This product is being studied in a Phase I/II clinical trial being conducted by an academic institution. Our lead anti-cancer drug compounds, GRN163 and GRN163L, are in preclinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

We have incurred operating losses every year since our operations began in 1990. As of December 31, 2003, our accumulated net loss was approximately $255.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

We are unable to estimate at this time whether we will receive any revenue from the sale of diagnostic product candidates and telomerase-immortalized cell lines, and do not currently expect to receive sufficient revenues from the sale of these product candidates, if developed, to sustain our operations. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•  the accuracy of the assumptions underlying our estimates for our capital needs in 2004 and beyond;

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

Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent for research use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

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

Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (sometimes referred to as “therapeutic cloning”) or cloned humans (sometimes referred to as “reproductive cloning”). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Finally, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the business of our nuclear transfer licensees could be significantly harmed.

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

Our only product candidate that is in clinical testing is the telomerase cancer vaccine, for which we have only early and preliminary results. Early stage testing may not be indicative of successful outcomes in later stage trials.

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

The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference, which is still ongoing, in order to clarify our patent rights in nuclear transfer technology. We do not have access to the other party’s invention records, and, as in any legal proceeding, the outcome is uncertain. We have since filed requests for additional interferences with other University of Massachusetts patents in the same field; to date one of these additional requests has been granted. In March 2002, a second interference was declared involving our nuclear transfer patent application and a patent application held by Infigen Inc. That interference was recently resolved with a judgment in our favor.

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

Our development of telomerase therapeutic cancer vaccines and oncolytic viruses is partly dependent on the intellectual property of our collaborators. For example, Merix Biosciences holds the rights for the ex vivo dendritic cell technology used in the Duke telomerase cancer vaccine trial, while we own the rights to the telomerase antigen and its use in therapeutic vaccines. If we were no longer able to use the Merix technology, we would need to develop or obtain rights to use a different ex vivo cell preparation technology and restart the trial using that different technology, or abandon entirely the development of an ex vivo telomerase vaccine, which would significantly and adversely affect our business.

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

The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product candidate that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances before it may be marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies. We may never obtain regulatory approval to market our product candidates.

Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product candidate. Delays in obtaining regulatory agency approvals or clearances could:

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

Our product candidates and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

Both federal and state governments in the United States and governments in other countries continue to propose and pass legislation designed to contain or reduce the cost of health care. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product candidate we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and any of our potential products may ultimately not be considered cost-effective by these third parties. Any of these initiatives or developments could materially harm our business.

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

Both our telomerase inhibitor compounds, GRN163 and GRN163L, and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163 or GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs by process improvements, as well as through scale increases. If we are not able to do so, however, and depending on the pricing of the product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

Historically, our stock price has been extremely volatile. Between January 1998 and February 2004, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between February 1, 2002 and February 20, 2004, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•  the depth of the market for the common stock;

•  the experimental nature of our product candidates;

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

•  comments by securities analysts;

•  general market conditions; or

•  public concern with respect to our product candidates.

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

Sales of substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of February 20, 2004, we had 39,571,130 shares of common stock outstanding. Of these shares, approximately 20,337,032 shares (including shares issuable upon conversion or exercise of convertible notes or warrants) were issued since December 1998 pursuant to private placements. Of these shares, approximately 16,310,893 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 4,026,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of the holders of our common stock.

Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this annual report, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

Item 2. Properties

We currently lease approximately 65,000 square feet of office space at 200, 230 and 255 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2004, and we are currently negotiating a multi-year extension of both leases. The lease for 255 Constitution Drive expires in April 2005 with an option to extend the term to coincide with the end date of the extension period for 200 and 230 Constitution Drive. We have subleased a portion of this space. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in May 2005. We believe that our existing facilities are adequate to meet our requirements for the near term.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol GERN. The high and low closing sales prices (excluding retail markup, markdowns and commissions) of our stock for the years ending December 31, 2003 and 2002 are as follows:

	High	Low
Year ended December 31, 2003
First quarter	$5.290	$1.410
Second quarter	$8.340	$4.100
Third quarter	$14.803	$6.560
Fourth quarter	$16.150	$9.650
Year ended December 31, 2002
First quarter	$10.150	$7.090
Second quarter	$8.320	$4.230
Third quarter	$5.580	$3.560
Fourth quarter	$4.300	$3.470

As of December 31, 2003, there were approximately 919 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 20, 2004, the closing price for our common stock was $10.56 per share.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 11 to the Consolidated Financial Statements contained in Part I, Item 8 of this annual report.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues from collaborative agreements	$72	$566	$3,280	$6,500	$5,244
License fees and royalties	1,102	682	340	109	168
Total revenues	1,174	1,248	3,620	6,609	5,412
Operating expenses:
Research and development	25,551	29,822	27,926	22,417	18,985
Acquired in-process research technology (1)	—	—	—	—	23,403
General and administrative	5,803	7,126	10,713	10,404	7,160
Total operating expenses	31,354	36,948	38,639	32,821	49,548
Loss from operations	(30,180)	(35,700)	(35,019)	(26,212)	(44,136)
Interest and other income	1,812	2,549	5,860	5,922	3,263
Conversion expense (2)	(779)	—	(11,910)	—	—
Interest and other expense	(736)	(757)	(1,004)	(12,284)	(5,503)
Loss before cumulative effect of a change in accounting principle	(29,883)	(33,908)	(42,073)	(32,574)	(46,376)
Cumulative effect of a change in accounting principle (3)	—	—	—	(13,259)	—
Net loss	(29,883)	(33,908)	(42,073)	(45,833)	(46,376)
Accretion of redemption value of redeemable convertible preferred stock	—	—	—	—	(73)
Net loss applicable to common stockholders	$(29,883)	$(33,908)	$(42,073)	$(45,833)	$(46,449)
Basic and diluted net loss per share:
Loss per share before cumulative effect of a change in accounting principle	$(0.97)	$(1.37)	$(1.90)	$(1.56)	$(3.00)
Cumulative effect of a change in accounting principle	—	—	—	(0.64)	—
Net loss per common share	$(0.97)	$(1.37)	$(1.90)	$(2.20)	$(3.00)
Shares used in computing net loss per common share	30,965,330	24,661,733	22,121,833	20,869,791	15,489,035

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

In May 2003, we modified the terms of the series D convertible debentures and warrants. We recognized $779,000 as conversion expense related to this modification.

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents and marketable securities	$109,780	$47,517	$79,641	$95,785	$42,923
Working capital	101,983	41,386	71,552	89,230	36,117
Total assets	118,115	60,669	96,231	114,030	63,701
Long-term obligations	1,151	20,515	23,280	41,987	29,527
Accumulated deficit	(255,666)	(225,783)	(191,875)	(149,802)	(103,969)
Total stockholders’ equity	106,324	29,741	61,542	63,918	26,226

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the annual report and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1 titled “Additional Factors That May Affect Future Results,” and elsewhere in this annual report.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part I, Item 8 of this annual report.

We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology.

In November 2003, we completed a public offering of 5,750,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option, resulting in net cash proceeds of approximately $64.3 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. Our revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the end user and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

We receive income from United States government grants that support our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants is recognized upon receipt of reimbursement and is included in interest and other income on the consolidated statements of operations. We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2003, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that is being amortized as research and development expense over the six year funding period. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense.

At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of December 31, 2003, no revisions to the effective interest rate or amortization period have been made and we do not expect revisions in the future.

Valuation of Equity Instruments

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) we elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS 123 to present, in the Notes to Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123.

In valuing our options using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income and earnings per share if the compensation expense had been recognized based on the fair value method. As of December 31, 2003, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

In valuing our warrants using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrant. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of December 31, 2003, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

Results of Operations

Our results of operations have fluctuated from period to period and will continue to fluctuate in the future based upon the timing and composition of funding under our various collaborative agreements, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a therapeutic product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials that demonstrate its efficacy and safety, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

Revenues

We recognized revenues from collaborative agreements of $72,000 in 2003 compared to $566,000 in 2002 and $3.3 million in 2001. Revenues in 2003 primarily reflected cost reimbursements from consulting contracts. Revenues in 2002 primarily reflected the final research support payment from our collaborative agreement with Kyowa Hakko. In 2002, Kyowa Hakko completed their research funding to us as contractually agreed. We received $2.0 million in funding payments under the Kyowa Hakko agreement in 2001. We did not receive any funding payments from Kyowa Hakko in 2002 or 2003. Revenues in 2001 primarily represented research support payments from our collaborative agreement with Kyowa Hakko and our collaborative agreement with Pharmacia, which ended in 2001. We recognized $1.3 million in revenue for funding payments received under the Pharmacia agreement in 2001. We recognize revenue under collaborative agreements as we incur the related research and development costs.

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $972,000, $492,000 and $200,000 in 2003, 2002 and 2001, respectively related to our various agreements. Also, we received royalties of $130,000, $190,000 and $140,000 in 2003, 2002 and 2001, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $227,000 in 2004, $137,000 each in 2005, 2006, 2007 and $404,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

Research and development expenses were $25.6 million, $29.8 million and $27.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 from 2002 was primarily due to a reduction in personnel-related costs of approximately $3.8 million associated with restructurings in June 2002 and January 2003 and a reduction in external research support costs of approximately $400,000. The increase in 2002 from 2001 was primarily the result of increased costs of $2.5 million related to raw materials and manufacturing expenses for our telomerase inhibitor compounds. Overall, we expect research and development expenses to increase in the next year as we continue to incur expenses related to manufacturing and testing of our telomerase inhibitor compounds and continue development of our human embryonic stem cell (hESC) programs.

Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period.

Our hESC therapy programs focus on treating degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time changes as the resource needs of individual programs vary.

Research and development expenses allocated to programs are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Oncology	$13,231	$12,717	$14,340
hESC Therapies	12,320	17,105	13,586
Total	$25,551	$29,822	$27,926

In our oncology area, we have concentrated our resources in two programs: telomerase inhibitor compounds and telomerase therapeutic vaccines. Our telomerase inhibitor compounds, GRN163 and GRN163L, are in preclinical animal toxicology and efficacy studies. We hope to complete the preclinical studies successfully during 2004, after which we expect to prepare and file an IND application. A telomerase therapeutic vaccine for patients with metastatic prostate cancer is currently in a Phase I/II clinical study at Duke University Medical Center.

In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to derive, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In three of these cell types, we have preliminary results indicating efficacy as evidenced by functional recovery of the treated animals. After completion of these studies, we expect to begin one or more Phase I clinical trials, most likely including treatment for spinal cord injury.

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to complete the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA must be reviewed and approved by the FDA.

According to industry statistics, on average it takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict. Our clinical development programs are updated and changed periodically to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more product candidates may not result in any commercially viable products” in the section of Item 1 entitled “Additional Factors That May Affect Future Results,” and elsewhere in this annual report.

General and Administrative Expenses

General and administrative expenses were $5.8 million, $7.1 million and $10.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 from 2002 was the result of a reduction in personnel-related costs of $563,000 as a of result of the restructuring announced in January 2003, partially offset by increased external accounting and legal costs of $43,000. The decrease in 2002 from 2001 was due to a reduction in personnel-related costs of $914,000 as a result of the restructuring announced in June 2002, a reduction in business consulting expenses of $2.2 million and a reduction in legal expenses of $1.0 million. We expect general and administrative expenses to approximate current levels in the next year.

Interest and Other Income

Interest income was $968,000, $1.8 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 as compared to 2002 was the net result of lower interest rates partially offset by higher cash and investment balances in the fourth quarter of 2003. The decrease in 2002 as compared to 2001 was primarily due to lower interest rates and decreasing cash and investment balances. Interest earned in the future will depend on any future funding cycles and prevailing interest rates. We also received $864,000, $770,000 and $794,000 in research payments under government grants for the years ended December 31, 2003, 2002 and 2001, respectively and recorded these amounts as other income in each year. We expect income from government grants to decrease in the future with the conclusion of our National Consortium Drug Discovery Group grant award from the National Cancer Institute.

Interest and Other Expense

Interest and other expense was $736,000, $757,000 and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in interest and other expense in 2003 and 2002 was primarily the result of reduced equipment loan payments.

Conversion Expense

In connection with the restructuring agreement for our series D convertible debentures in November 2001, we modified the terms of $10.0 million of our outstanding series D convertible debentures by reducing the conversion price to 92% of the closing bid price on the date of conversion by the investor and, as a result, we recorded $7.2 million as conversion expense in 2001. The conversion expense was calculated as the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement.

Also in November 2001, we modified the terms of the remaining $15.0 million of our series D convertible debentures to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. In addition, we modified the terms of the related warrants that were originally issued with our series D convertible debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extend the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extend the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3.4 million. We also recorded the remaining $15.0 million of amended series D convertible debentures at a fair value of $16.3 million with the offsetting difference of $1.3 million being recorded as conversion expense. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through the assistance of an independent valuation.

In May 2003, we modified the existing terms of the outstanding $15.0 million series D convertible debentures to provide for an automatic conversion into equity on the maturity date, to fix the conversion price at $5.00 per share and to eliminate the interest accrual for the remainder of the term. In addition, we modified the terms of the related outstanding warrants to change the exercise prices to $7.50 per share. The warrant expiration periods were unchanged.

The difference between the current fair values of the existing series D-1 and D-2 warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $583,000. We also recorded the amended series D convertible debentures at a fair value of $16,509,000 with the difference of $935,000 being recorded as conversion expense. The remaining excess of the fair value over the face value of the debentures from the first modification of $739,000 was recognized as a reduction to conversion expense. The 2.5% interest accrued through the date of the second modification was added to the outstanding principal balance. No further interest accruals were required after the date of the second modification. In calculating the conversion expense associated with the amended series D-1 and D-2 warrants, we used the Black-Scholes Valuation Model to determine fair values. The conversion expense associated with the amended series D convertible debentures was based on the fair value of the underlying common stock.

During May and June 2003, all of the remaining $15.0 million of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2003, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised. Amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2003.

Net Loss

Net loss was $29.9 million, $33.9 million and $42.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in net loss in 2003 compared to 2002 was the net result of reduced revenues partially offset by decreased operating expenses. The decrease in net loss in 2002 compared to 2001 was the net result of reduced revenues from collaborative agreements partially offset by lower conversion expense related to convertible debentures.

Liquidity and Capital Resources

Cash, restricted cash, cash equivalents and marketable securities at December 31, 2003 were $109.8 million compared to $47.5 million at December 31, 2002 and $79.6 million at December 31, 2001. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2003 was the result of two equity financings in 2003 which resulted in net cash proceeds of $83.3 million. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2002 was the result of cash used in operations.

Net cash used in operations was $24.4 million in 2003, $31.3 million in 2002 and $22.4 million in 2001. The decrease in net cash used in operations in 2003 was due to reduced operating expenses, primarily the result of the restructuring announced in January 2003. The increase in net cash used in operations in 2002 was primarily the result of increased research and development expenses and a decrease in revenues.

Through December 31, 2003, we have invested approximately $12.7 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total, $176,000, $146,000 and $55,000 in 2004, 2005 and 2006, respectively. As of December 31, 2003, we had approximately $1.3 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires on September 30, 2004. We intend to renew the commitment for new equipment financing facilities in 2004 to further fund equipment purchases. If we are unable to renew the commitment, then we will need to spend our own resources for equipment purchases.

In November 2003, we completed a public offering of 5,750,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option, resulting in net cash proceeds of approximately $64.3 million. In April 2003, we sold 4,400,000 shares of Geron common stock to two investors at $4.60 per share resulting in net proceeds of approximately $19.0 million.

In June 2003, Geron entered into a licensing agreement with Transgenomic, Inc. covering manufacture of phosphoramidate and thio-phosphoramidate oligonucleotides for our telomerase inhibitor compounds, GRN163 and GRN163L. In connection with the agreement, Transgenomic purchased 310,000 shares of Geron common stock at $5.05 per share in addition to paying a non-refundable cash license fee. In a separate collaboration research agreement between the two companies, a research fee was paid to Transgenomic, Inc.

In May 2003, we modified the existing terms of the outstanding $15.0 million series D convertible debentures to provide for an automatic conversion into equity on the maturity date, to fix the conversion price at $5.00 per share and to eliminate the interest accrual for the remainder of the term. In addition, we modified the terms of the related outstanding warrants to change the exercise prices to $7.50 per share. The warrant expiration periods were unchanged. During May and June 2003, all of the remaining $15.0 million of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2003, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised. Amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2003.

In January 2003, we reduced our research staff by 29 employees and our support staff by 11 employees. We restructured our organization in order to concentrate our resources on the continued development of our lead anti-cancer product candidates, GRN163 and GRN163L, and our human embryonic stem cell therapy programs. We recorded a restructuring charge in the first quarter of 2003 of approximately $670,000, of which $390,000 was recorded as research and development expense and $280,000 was recorded as general and administrative expense. As of December 31, 2003, no further amounts were due as a result of this restructuring.

Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Equipment loans	$377	$176	$201	—	—
Operating leases	936	814	122	—	—
Research funding (2)	8,785	3,692	4,158	$374	$561
Total contractual cash obligations	$10,098	$4,682	$4,481	$374	$561

(1)  This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)  Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through June 30, 2006. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

Off-Balance Sheet Arrangements

None.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2003 was $109.1 million. These investments include $12.7 million of cash and cash equivalents which are due in less than 90 days, $64.4 million of short-term investments which are due in less than one year and $32.0 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the 2003 year end, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next two years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of December 31, 2003, we did not engage in foreign currency hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 10, 2004

GERON CORPORATION

CONSOLIDATED BALANCED SHEETS

	December 31,
	2003	2002
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,823	$4,604
Restricted cash	530	530
Marketable securities	96,427	42,383
Interest and other receivables	1,146	704
Notes receivable from related parties	67	433
Prepaid assets	815	2,115
Total current assets	111,808	50,769
Equity investments in licensees	401	365
Notes receivable from related parties	172	162
Property and equipment, net	1,684	2,444
Deposits and other assets	231	245
Intangible assets, net	3,819	6,684
	$118,115	$60,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$1,594
Accrued compensation	2,499	789
Accrued liabilities	762	949
Current portion of deferred revenue	227	543
Current portion of equipment loans	176	367
Current portion of research funding obligation	4,864	5,141
Total current liabilities	9,825	9,383
Noncurrent portion of deferred revenue	815	1,030
Noncurrent portion of equipment loans	201	377
Noncurrent portion of research funding obligation	950	3,822
Convertible debentures	—	16,316
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,316,742 and 24,766,821 shares issued and outstanding at December 31, 2003 and 2002, respectively	39	25
Additional paid-in capital	362,695	256,097
Deferred compensation	(231)	(209)
Accumulated deficit	(255,666)	(225,783)
Accumulated other comprehensive loss	(513)	(389)
Total stockholders’ equity	106,324	29,741
	$118,115	$60,669

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except shares and per share amounts)
Revenues from collaborative agreements	$72	$566	$3,280
License fees and royalties	1,102	682	340
Total revenues	1,174	1,248	3,620
Operating expenses:
Research and development	25,551	29,822	27,926
General and administrative	5,803	7,126	10,713
Total operating expenses	31,354	36,948	38,639
Loss from operations	(30,180)	(35,700)	(35,019)
Interest and other income	1,812	2,549	5,860
Conversion expense	(779)	—	(11,910)
Interest and other expense	(736)	(757)	(1,004)
Net loss	$(29,883)	$(33,908)	$(42,073)
Basic and diluted net loss per share:
Net loss per common share	$(0.97)	$(1.37)	$(1.90)
Shares used in computing net loss per common share	30,965,330	24,661,733	22,121,833

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except shares)
Balances at December 31, 2000	21,780,812	$22	$214,012	$(475)	$(149,802)	$161	$63,918
Net loss	—	—	—	—	(42,073)	—	(42,073)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(99)	(99)
Cumulative translation adjustment	—	—	—	—	—	(30)	(30)
Comprehensive loss							(42,202)
Issuance of common stock in connection with equity line	757,885	1	7,252	—	—	—	7,253
Conversion of convertible debentures	1,646,638	1	27,122	—	—	—	27,123
Issuance of warrants to purchase common stock in exchange for services	—	—	86	—	—	—	86
Issuance of warrants to purchase common stock to certain institutions	—	—	992	—	—	—	992
Stock-based compensation related to issuance of common stock and options in exchange for services	2,473	—	1,717	—	—	—	1,717
Issuance of common stock to certain research institutions	100,000	—	1,066	—	—	—	1,066
Issuance of common stock upon exercise of warrants	27,341	—	449	—	—	—	449
Issuance of common stock under employee stock plans, net	166,625	—	899	—	—	—	899
Amortization of deferred compensation related to option exchange	—	—	—	241	—	—	241
Balances at December 31, 2001	24,481,774	24	253,595	(234)	(191,875)	32	61,542
Net loss	—	—	—	—	(33,908)	—	(33,908)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(437)	(437)
Cumulative translation adjustment	—	—	—	—	—	16	16
Comprehensive loss							(34,329)
Issuance of common stock in acquisition of technology	210,000	1	1,584	—	—	—	1,585
Issuance of warrants to purchase common stock in exchange for services	—	—	612	—	—	—	612
Stock-based compensation related to issuance of common stock and options in exchange for services	2,601	—	42	—	—	—	42
Issuance of common stock under employee stock plans, net	72,446	—	264	—	—	—	264
Deferred compensation related to 401(k) contributions	—	—	—	(209)	—	—	(209)
Amortization of deferred compensation related to option exchange	—	—	—	234	—	—	234
Balances at December 31, 2002	24,766,821	25	256,097	(209)	(225,783)	(389)	29,741
Net loss	—	—	—	—	(29,883)	—	(29,883)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(44)	(44)
Cumulative translation adjustment	—	—	—	—	—	(80)	(80)
Comprehensive loss							(30,007)
Issuance of common stock in connection with private financings, net of issuance costs of $1,260	4,710,000	5	20,541	—	—	—	20,546
Issuance of common stock in connection with public offering, net of issuance costs of $10,849	5,750,000	6	64,325	—	—	—	64,331
Conversion of convertible debentures	3,115,068	3	17,089	—	—	—	17,092
Stock-based compensation related to issuance of common stock and options in exchange for services	289,595	—	1,454	—	—	—	1,454
Issuance of common stock upon exercise of warrants	150,000	—	570	—	—	—	570
Issuance of common stock under employee stock plans, net	382,893	—	2,071	—	—	—	2,071
401(k) contribution	152,365	—	548	—	—	—	548
Deferred compensation related to 401(k) contribution	—	—	—	(105)	—	—	(105)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	83	—	—	83
Balances at December 31, 2003	39,316,742	$39	$362,695	$(231)	$(255,666)	$(513)	$106,324

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities
Net loss	$(29,883)	$(33,908)	$(42,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,174	1,492	1,264
Gain on investments	—	—	132
Loss on equity investments in licensees	1	235	18
Conversion expense related to modification of series D convertible debentures and warrants	777	—	11,910
Amortization of intangible assets, principally research related	2,865	2,864	2,865
Interest expense related to convertible debentures, net of premium amortization	—	21	102
Issuance of common stock in exchange for acquired in-process research technology	—	1,585	—
Accretion of interest on research funding obligation	491	491	490
Expense related to common stock issued for services rendered	227	18	4,310
Amortization of deferred compensation	83	234	241
Changes in assets and liabilities:
Interest and other receivables	(442)	593	(141)
Prepaid assets	1,644	(800)	(339)
Notes receivable from related parties	356	(63)	(183)
Equity investments in licensees	—	—	(1,010)
Deposits and other assets	14	(4)	58
Accounts payable	(297)	256	(121)
Accrued compensation	2,153	(692)	656
Accrued liabilities	696	(742)	1,007
Deferred revenue	(531)	(291)	1,314
Research funding payments	(3,640)	(2,609)	(2,829)
Translation adjustment	(84)	(23)	(94)
Net cash used in operating activities	(24,396)	(31,343)	(22,423)
Cash flows from investing activities
Capital expenditures	(411)	(328)	(1,106)
Purchases of marketable securities	(107,699)	(31,558)	(54,505)
Proceeds from maturities of marketable securities	53,574	—	28,209
Proceeds from sales/calls of marketable securities	—	49,176	31,290
Net cash (used in) provided by investing activities	(54,536)	17,290	3,888
Cash flows from financing activities
Proceeds from equipment loans	—	498	102
Payments of obligations under capital leases and equipment loans	(367)	(878)	(931)
Proceeds from issuance of common stock, net of issuance costs	87,518	264	8,152
Net cash provided by (used in) financing activities	87,151	(116)	7,323
Net increase (decrease) in cash and cash equivalents	8,219	(14,169)	(11,212)
Cash and cash equivalents, at beginning of year	4,604	18,773	29,985
Cash and cash equivalents, at end of year	$12,823	$4,604	$18,773

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Geron Corporation (Geron or the Company) was incorporated in the State of Delaware on November 29, 1990. Geron is a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on its telomerase technology, and cell-based therapeutics using its human embryonic stem cell technology. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

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

A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except share and per share amounts)
Net loss	$(29,883)	$(33,908)	$(42,073)
Basic and Diluted Net Loss Per Share:
Basic and diluted net loss per common share	$(0.97)	$(1.37)	$(1.90)
Weighted average shares of common stock outstanding used in computing net loss per common share	30,965,330	24,661,733	22,121,833

Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,432,238, 822,545 and 1,454,846 shares for 2003, 2002 and 2001, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and available-for-sale securities. The Company places its cash and cash equivalents in money market

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

funds, municipal notes and commercial paper. The Company’s investments include corporate notes in United States corporations with original maturities ranging from 2 to 24 months.

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

Revenue Recognition

Geron recognizes revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. The Company’s revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the end user and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

Since Geron’s inception, a substantial portion of its revenues has been generated from license and research agreements with collaborators. The Company recognizes revenue under these collaborative agreements as the related research and development costs are incurred. Milestone fees are recognized upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received which have not been earned.

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

The Company receives income from United States government grants that support the Company’s research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants is recognized upon receipt of reimbursement and is included in interest and other income.

Restricted Cash

As of December 31, 2003 and 2002, the Company held $530,000 in a certificate of deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date. Unrealized gains and losses are included as a separate component of stockholders’ equity. Realized

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

gains or losses are included in interest and other income and are derived using the specific identification method. No writedowns were recorded in the years ended December 31, 2003, 2002 and 2001.

Derivative Financial Instruments

The Company owns a warrant to purchase common stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company accounts for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other indicators of the investment’s value. Any gains or losses in fair value are recorded in interest and other income. The Company does not use derivative financial instruments for trading or speculative purposes. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

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

Intangible Asset and Research Funding Obligation

In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that is being amortized as research and development expense over the six year funding period. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense.

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Employee Stock Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” the Company elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. The Company is required by SFAS 123 to present, in the Notes to Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss	$(29,883)	$(33,908)	$(42,073)
Add back:
Deferred compensation	—	241	241
Deduct:
Stock-based employee expense determined under SFAS 123	(7,429)	(10,380)	(8,931)
Pro forma net loss	$(37,312)	$(44,047)	$(50,763)
Basic and diluted net loss per share as reported	$(0.97)	$(1.37)	$(1.90)
Basic and diluted pro forma net loss per share	$(1.20)	$(1.79)	$(2.29)

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

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2003	2002
	(In thousands)
Unrealized holding gain (loss) on available-for-sale securities and marketable equity investments in licensees	$(360)	$(316)
Foreign currency translation adjustments	(153)	(73)
	$(513)	$(389)

Concentrations of Customers and Suppliers

The majority of the Company’s revenue was earned in the United States. One customer, Kyowa Hakko, accounted for 40% of the Company’s 2002 revenues. No revenues were earned from Kyowa

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Hakko in 2003. Two customers, Pharmacia and Kyowa Hakko, accounted for 35% and 55% of the Company’s 2001 revenues, respectively. In January 2001, the Company and Pharmacia agreed to terminate their agreement. No revenues were earned from Pharmacia in 2003 or 2002.

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

Other Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities (VIEs) created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Except for its wholly-owned subsidiary, a VIE, the Company does not have variable interests in other VIEs and the adoption of FIN 46 has not had a material effect on its financial position or results of operations.

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. Marketable securities in the prior year were classified as short-term and long-term investments and prepaid assets in the prior year were classified as other current assets. Also, patent legal expenses in the prior years have been reclassified from research and development expense to general and administrative expense.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Instruments and Credit Risk

Cash Equivalents and Marketable Debt Securities Available-for-Sale

Marketable debt securities by security type at December 31, 2003 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$8,787	$—	$—	$8,787
Municipal note	3,944	—	(3)	3,941
	$12,731	$—	$(3)	$12,728
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Investments:
Corporate notes (due in less than 1 year)	$64,413	$30	$(49)	$64,394
Corporate notes (due in 1–2 years)	$31,966	$67	$—	$32,033

Marketable debt securities by security type at December 31, 2002 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$4,519	$—	$—	$4,519
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Investments:
Corporate notes (due in less than 1 year)	$35,318	$77	$(2)	$35,393
Corporate notes (due in 1–2 years)	$6,938	$52	$—	$6,990

Notes Receivable from Related Parties

The Company presently holds notes receivable in the amount of $239,000 from present or former employees of the Company generally related to the specific individuals’ housing costs incurred following relocation. For the years ended December 31, 2003, 2002, and 2001, three, five and five employees, respectively, had notes receivable to the Company. These notes, which in general bear no interest, are collateralized by certain real property assets of the employees. Imputed interest income on these loans have been forgiven and this expense has been recognized as an operating expense. The three remaining notes are being paid in a series of installments over two years with full payment due by December 31, 2005.

Other Fair Value Disclosures

At December 31, 2003, the fair value of the notes receivable from employees is $230,000 and approximates the carrying value due to the short maturities of the notes receivable. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality. The Company records the notes receivable from

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Instruments and Credit Risk (Continued)

employees at its carrying value since there is an insignificant difference between the fair value and the carrying value.

At December 31, 2003, the fair value of the equipment loans approximates the carrying value of $377,000. The fair value was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

See discussion of Roslin research funding obligation in Note 9.

Credit Risk

The Company places its cash, restricted cash, cash equivalents, and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds and U.S. government agency securities. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.

3. Marketable and Non-Marketable Equity Investments in Licensees

In connection with its license agreement with Clone International Pty Ltd. signed in December 2000, the Company received equity equal to 33% of the outstanding stock of Clone International. As the Company’s share of Clone International’s operating losses exceeds the original carrying value of its investment, the Company has discontinued the application of the equity method as of December 31, 2001. The carrying value of Clone International equity was zero at December 31, 2003 and 2002. The Company does not have any funding obligations under this license.

In connection with its license agreement with ProLinia, Inc., the Company received a warrant to purchase 1,500,000 shares of ProLinia common stock at an exercise price of $0.40 per share. In 2003, ProLinia merged with Exeter Life Sciences, Inc. with Exeter being the surviving corporation. As part of the merger, all of the ProLinia warrants were converted into warrants to purchase shares of Exeter’s Series P preferred stock.

As of December 31, 2003, the Company had a warrant to purchase 225,000 shares of Exeter Series P preferred stock at an exercise price of $2.67 per share. The warrant, which contains a cashless exercise feature, has an expiration date of May 17, 2005. Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” requires derivative instruments to be recorded at fair value. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other known indicators of the investment’s value and is included in the balance sheet under equity investments in licensees. Any resulting change in fair value is considered a realized gain or loss and is included in interest and other income. As of December 31, 2003, the original carrying value of the Exeter warrants was $210,000 and the fair value was $206,000.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2003	2002
	(In thousands)
Furniture and computer equipment	$3,041	$2,872
Lab equipment	5,570	5,358
Leasehold improvements	4,062	4,062
	12,673	12,292
Less accumulated depreciation and amortization	(10,989)	(9,848)
	$1,684	$2,444

Property and equipment at December 31, 2003 and 2002 includes assets under capitalized leases and equipment loans of approximately $875,000 and $3,314,000 respectively. Accumulated amortization related to leased assets was approximately $584,000 and $2,189,000 at December 31, 2003 and 2002, respectively.

5. Equipment Loans

In 2003, the Company renewed its equipment financing facilities and had approximately $1,250,000 available for borrowing as of December 31, 2003. The drawdown period under the equipment financing facilities expires on September 30, 2004. The obligations under the previous equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 9% per year and are due in monthly installments through June 2006.

Future minimum principal payments on equipment loans are as follows:

Equipment Loans
(In thousands)
Year ending December 31:
2004	$176
2005	146
2006	55
Total minimum principal payments	$377

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002
	(In thousands)
Legal expenses	$265	$525
Present value of lease exit	200	—
Sponsored research agreements	96	232
Annual report	33	80
Other	168	112
	$762	$949

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Operating Lease Commitment

On March 25, 1996, the Company leased two facilities under two five-year non-cancelable operating leases. In 2001, the Company exercised the first of two options to extend the lease period on the two original 1996 leases for two and one half years (until July 31, 2004), and assumed an operating lease on a third facility. The lease on the third facility expires on April 30, 2005, and Geron has an option to extend the term to January 31, 2007. The Company is currently negotiating a multi-year extension of the leases on its first two facilities. Future minimum payments under non-cancelable operating leases are approximately $814,000 in 2004 and $122,000 in 2005. Rent expense under operating leases was approximately $1,296,000, $994,000 and $710,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Base rent under each of the three leases increases annually by the Consumer Price Index which historically has been between 4% to 4.17%.

In June 2003, the Company entered into an agreement to sublease to a third party a portion of its leased facilities and ceased using such portion of the facilities for its own purposes. In connection with this sublease agreement, the Company recognized a liability of approximately $277,000 for the present value of remaining lease payments in excess of future sublease rental receipts. The Company is accreting this liability over the remaining sublease term to the face value of the liability by recording accretion expense. The liability is reduced as monthly lease payments are made. As of December 31, 2003, the Company had recognized $2,000 in accretion expense and had a remaining liability of $200,000. Minimum future sublease receipts are approximately $78,000 in 2004 and $26,000 in 2005.

8. Convertible Debentures

Series D Debentures

On June 29, 2000, the Company sold $25,000,000 in series D zero coupon convertible debentures and warrants to purchase 834,836 shares of Geron common stock to an institutional investor. The debentures were convertible at any time by the holder at a fixed conversion price of $29.95 per share. The payment obligations under the series D debentures ranked senior to all other obligations and while outstanding, no other debt could be issued that would take higher priority. In connection with the issuance of the series D convertible debentures, the Company recorded approximately $616,000 in interest expense for the difference between the fair value of the Company’s common stock and the conversion price of the debentures on the closing date of the financing. The warrant to purchase 834,836 shares of Geron common stock was exercisable at $37.43 per share at the option of the holder through December 2001. The value of the warrant of $10,527,000 was determined using Black-Scholes and since the debentures were immediately convertible at the option of the holder, the entire warrant value was recorded as a charge to interest expense and a credit to additional paid-in capital in 2000. This debenture contained a beneficial conversion feature equal to the difference between the market price of the Company’s common stock at the date of issue and the conversion price. In December 2000, the Company adopted EITF 00-27. Accordingly, the Company recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in capital.

In November 2001, the Company modified the terms of $10,000,000 of outstanding series D convertible debentures by reducing the conversion price to $9.89 per share (92% of the closing bid price on the date of conversion by the investor and converted the debentures into 1,011,122 shares of Geron common stock). As a result, the Company recognized $7,240,000 as conversion expense. The conversion expense was equal to the difference between the fair market value of the common stock issued on the date of conversion and the fair market value of common stock that would have been issued under the original agreement.

Also in November 2001, the Company modified the terms of the remaining $15,000,000 of series D convertible debentures to extend the maturity date to June 30, 2005, increased the yield on the debenture

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Debentures (Continued)

to 2.5%, and fixed the conversion price at $20.00 per share. In addition, the Company modified the terms of the related outstanding warrants that were originally issued with the series D debentures to reset the exercise price of 40% of the warrants to $15.625 per share and extended the exercise period to June 30, 2003 (series D-1 warrants) and 60% of the warrants to $25.00 per share and extended the exercise period to December 31, 2006 (series D-2 warrants). The difference between the current fair values of the original series D warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $3,370,000. The Company also recorded the remaining $15,000,000 of amended series D convertible debentures at a fair value of $16,300,000 with the offsetting difference of $1,300,000 being recorded as conversion expense. The excess of the fair value over the face value of the debentures was amortized over the life of the amended series D convertible debentures as a reduction to interest expense, $148,000 in 2003, $355,000 in 2002 and $59,000 in 2001. The Company accrued 2.5% interest on the amended series D convertible debentures as interest expense over the life of the debentures, $146,000 in 2003, $375,000 in 2002 and $54,000 in 2001. The fair values used in calculating the conversion expense associated with the series D-1 and D-2 warrants and the amended series D convertible debentures were based on values determined through an independent valuation.

In May 2003, the Company modified the existing terms of the outstanding $15,000,000 series D convertible debentures to provide for an automatic conversion into equity on the maturity date, fixed the conversion price at $5.00 per share and eliminated the interest accrual for the remainder of the term. In addition, the Company modified the terms of the related outstanding warrants and changed the exercise prices to $7.50 per share. The expiration periods were unchanged.

The difference between the current fair values of the existing series D-1 and D-2 warrants and the amended series D-1 and D-2 warrants was recorded as conversion expense of $583,000. The Company also recorded the amended series D convertible debentures at a fair value of $16,509,000 with the difference of $935,000 being recorded as conversion expense. The remaining excess of the fair value over the face value of the debentures from the first modification of $739,000 was recognized as a reduction to conversion expense. The 2.5% interest accrued through the date of the second modification was added to the outstanding principal balance. No further interest accruals were required after the date of the second modification. In calculating the conversion expense associated with the amended series D-1 and D-2 warrants, the Company used the Black-Scholes Valuation Model to determine fair values. The conversion expense associated with the amended series D convertible debentures was based on the fair value of the underlying common stock.

During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2003, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised and amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2003.

9. Intangible Asset and Research Funding Obligation

In May 1999, the Company completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, the Company formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date. As of December 31, 2003 and 2002, the present value of our remaining commitment was $5,814,000 and $8,963,000, respectively. Payments totaling $3,640,000 and $2,609,000 were made to the Roslin Institute under the research funding obligation in 2003 and 2002, respectively. Imputed interest of $491,000 each was

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Intangible Asset and Research Funding Obligation (Continued)

accreted to the value of the research funding obligation and was recognized as interest expense in 2003 and 2002, respectively.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. At the time of acquisition the value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 was capitalized as an intangible asset that is being amortized over the six year funding period as research and development expense, $2,865,000 in 2003, $2,864,000 in 2002 and $2,865,000 in 2001. Research and development expense related the amortization of this intangible asset is expected to be $2,865,000 in 2004 and $955,000 in 2005.

10. Acquisition of In-Process Research Technology

Effective March 5, 2002, the Company purchased certain intellectual property related to oligonucleotide N3’ — P5’ phosphoramidates from Lynx Therapeutics, Inc. The acquisition price was $2,500,000, of which $1,000,000 was paid in cash and 210,000 shares of Geron common stock. The total acquisition price was charged to research and development expense. The Company acquired the research technology from Lynx Therapeutics, Inc. for use solely in performing research related to its GRN163 and GRN163L telomerase inhibitor compounds. The Company must further the research and development of the technology before it can enter into clinical trials for a potential commercial application. The Company concluded that this technology has no alternative future use, and accordingly, expensed the value of the acquired research technology at the time of acquisition.

11. Stockholders’ Equity

Warrants

Warrants outstanding to purchase Geron common stock as of December 31, 2003 are exercisable upon grant and are detailed as follows:

Issuance Date	Exercise Price	Number of Shares	Expiration Date
October 2003	$16.15	600,000	October 2006
April 2003	$6.34	600,000	April 2006
September 2002	$4.00	50,000	September 2012
November 2001	$7.50	500,901	December 2006
September 2001	$9.07	5,000	September 2011
August 2001	$14.60	100,000	August 2011
August 2001	$22.56	9,000	July 2006
August 2000	$31.69	5,000	August 2010
July 2000	$6.75	25,000	July 2010
March 2000	$67.09	200,000	March 2010
March 2000	$12.50	100,000	March 2010
October 1998	$5.78	5,083	October 2008
August 1997	$6.75	25,000	August 2007
		2,224,984

1992 Stock Option Plan

The Company administers the 1992 Stock Option Plan (1992 Plan) which expired in August 2002 and no further option grants can be made from this 1992 Plan. The options granted under the 1992 Plan were either incentive stock options or nonstatutory stock options. Options granted under this Plan expired no

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option exercise price was at least 100% and 85%, respectively, of the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally vested over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period.

On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase common stock of the Company under the 1992 Plan with exercise prices in excess of the closing price of the Company’s common stock on September 17, 1998 of $4.75, the option to exchange all such options for new incentive and/or nonstatutory stock options. In connection with this option exchange program, options to purchase 1,148,224 shares of common stock were cancelled and regranted. In addition, the Company recorded deferred compensation of approximately $1,300,000 in 1998. The remaining deferred compensation was amortized over the remaining vesting term of the options. The Company recognized no compensation expense related to this option exchange in 2003 and $234,000 and $241,000 in 2002 and 2001, respectively.

2002 Equity Incentive Plan

In May 2002, the Company’s stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. The Company administers the 2002 Plan. The 2002 Plan provides for grants to employees of the Company and any parent or subsidiary of the Company (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of the Company or any parent or subsidiary of the Company. As of December 31, 2003, the Company had reserved 5,996,767 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to the Company’s right to repurchase shares subject to such option at the exercise price paid per share. The Company’s repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2003 and 2002, the Company did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2003, no shares outstanding are subject to repurchase.

Directors’ Stock Option Plan

In July 1996, the Company adopted the 1996 Directors’ Stock Option Plan (Directors’ Option Plan) and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 1,000,000 shares of common stock. As of December 31, 2003, 640,000 options have been granted under the Directors’ Option Plan. The Directors’ Option Plan provides that each person who

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

becomes a non-employee director after the effective date of the Directors’ Option Plan, whether by election of the stockholders of the Company or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the Directors’ Option Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option will be for 30,000 shares of common stock. Finally, the Company will grant an option to purchase 2,500 shares to each non-employee director upon such director’s appointment to the Audit Committee or Compensation Committee of the Board of Directors, as well as on the date of each Annual Meeting during the director’s service on such committee (Committee Service Option). There is currently no stock option grant contemplated for participation on other committees.

The Directors’ Option Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the Directors’ Option Plan remain exercisable for up to 90 days following the optionee’s termination of service as a director of the Company, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the board for an additional 36 months) remain exercisable for up to a 24 month period.

The exercise price of all stock options granted under the Directors’ Option Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the Directors’ Option Plan have a term of ten years.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

Aggregate option activity for the 1992 Stock Option Plan, 2002 Equity Incentive Plan and the Directors’ Stock Option Plan is as follows:

	Outstanding Options
	Shares Available For Grant	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2000	1,568,997	2,812,282	$0.34 – $47.19	$9.11
Additional shares authorized	1,050,000	—	$—	$—
Options granted	(2,508,176)	2,508,176	$8.23 – $19.13	$13.05
Options exercised	—	(120,505)	$0.34 – $22.56	$4.12
Options forfeited	171,264	(171,264)	$0.82 – $40.75	$15.71
Balance at December 31, 2001	282,085	5,028,689	$0.82 – $47.19	$10.97
Additional shares authorized	5,000,000	—	$—	$—
Options granted	(2,058,366)	2,058,366	$3.76 – $ 9.23	$4.73
Options exercised	—	(16,357)	$0.82 – $11.85	$4.89
Options forfeited	762,021	(762,021)	$3.76 – $47.19	$12.04
1992 Plan options expired	(515,419)	—	$—	$—
Balance at December 31, 2002	3,470,321	6,308,677	$0.82 – $41.13	$8.82
Additional shares authorized	1,496,767	—	$—	$—
Options granted	(977,470)	977,470	$1.83 – $10.01	$5.46
Options exercised	—	(356,864)	$0.82 – $14.32	$5.58
Options forfeited	809,803	(809,803)	$3.76 – $30.63	$10.72
1992 Plan options expired	(519,883)	—	$—	$—
Balance at December 31, 2003	4,279,538	6,119,480	$0.82 – $41.13	$8.22

Information about stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 0.82 – $ 4.56	1,497,931	$3.77	7.88
$ 4.75 – $ 5.08	1,583,287	$4.92	7.14
$ 5.95 – $11.00	1,622,424	$8.88	7.24
$11.13 – $41.13	1,415,838	$15.85	6.72
$ 0.82 – $41.13	6,119,480	$8.22	7.25

As of December 31, 2003 and 2002, there were 3,769,875 and 3,170,023 exercisable options outstanding at a weighted average exercise price of $9.05 and $9.40, respectively.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the related Interpretations in accounting for its employee stock options and options granted to non-employee directors.

Pro forma information regarding net loss and net loss per share as required by SFAS 123 is presented in Note 1. The fair value for employee stock options have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.57% to 3.28% for 2003, 2.47% to 4.69% for 2002 and 3.39% to 5.29% for 2001; a

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

dividend yield of 0.0% for 2003, 2002 and 2001; volatility factors of the expected market price of the Company’s common stock ranging from 0.881 to 1.072 for 2003, 0.881 for 2002 and 1.013 for 2001; and a weighted average expected life of the options of 4 years for 2003 and 2002 and 5 years for 2001.

There were no options granted with an exercise price below fair market value of the Company’s common stock on the date of grant for 2003, 2002 and 2001. The weighted average fair value of options granted during 2003, 2002 and 2001 with an exercise price equal to the fair market value of the Company’s common stock on the date of grant was $5.46, $3.05 and $10.08, respectively. There were no options granted with an exercise price greater than the fair market value of the Company’s common stock in 2003, 2002 and 2001.

The Company grants options and warrants to consultants from time to time in exchange for services performed for the Company. In general, these options and warrants vest over the contractual period of the consulting arrangement. The Company granted options and warrants to consultants to purchase 72,970, 4,558 and 24,234 shares of the Company’s common stock in 2003, 2002 and 2001, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, the Company will record any additional increase in the fair value of the option or warrant as the options and warrants vest. The Company recorded expense of $163,000, $18,000 and $249,000 for the fair value of these options and warrants in 2003, 2002 and 2001, respectively. As of December 31, 2003, unamortized fair value of options and warrants to consultants of $29,400 remained outstanding.

The Company also grants common stock to consultants, vendors and research institutions in exchange for services performed for the Company. In 2003, 2002 and 2001, the Company issued 281,793, 2,601 and 100,876 shares of common stock, respectively, in exchange for goods or services. For these stock grants, the Company recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2003, 2002 and 2001, the Company recognized approximately $1,291,000, $24,000 and $1,066,000, respectively, of expense in connection with stock grants to consultants, vendors and research institutions.

Employee Stock Purchase Plan

In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 600,000 shares of common stock. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 35% of the eligible employees have participated in the Purchase Plan in 2003. The Company does not recognize compensation cost related to employee purchase rights under the Purchase Plan.

Approximately 247,000, 213,000 and 155,000 shares have been issued under the Purchase Plan as of December 31, 2003, 2002 and 2001, respectively. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following weighted average assumptions: risk-free interest rates ranging from 0.97% to 1.06% for 2003, 1.17% to 1.27% for 2002 and 1.81% to 3.65% for 2001; a dividend yield of 0.0% for 2003, 2002 and 2001; volatility factors of the expected market price of the Company’s common stock ranging from 1.019 to 1.025 for 2003, 0.881 for 2002 and 1.013 for 2001; and an expected life of the purchase right of 6 months for 2003, 2002 and 2001. Based upon these assumptions, the pro forma compensation cost estimated for the fair value of the employees’ purchase rights was approximately $57,000 for 2003, $101,000 for 2002 and $211,000 for 2001 has been included in the pro forma

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

information included in Note 1. As of December 31, 2003, 352,940 shares were available for issuance under the 1996 Employee Stock Purchase Plan.

Common Shares Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2003 is as follows:

Outstanding options	6,119,480
Options available for grant	4,279,538
Employee stock purchase plan	352,940
Warrants outstanding	2,224,984
Total	12,976,942

Share Purchase Rights Plan

On July 20, 2001, the Company’s Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of Geron outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of the Company’s common stock, par value $0.001 per share, or of any company into which the Company is merged having a value of $200. The rights expire on July 31, 2011 unless extended by the Company’s Board of Directors. As of December 31, 2003, no rights were exercisable into any shares of common stock.

401(k) Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time U.S. employees (Geron 401K Plan). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Geron 401K Plan also permits discretionary matching and profit sharing contributions to be made by the Company. The Geron 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by the Company, and income earned on the contributions, are not taxable to employees until withdrawn from the Geron 401K Plan. Contributions by the Company, if any, will be deductible by the Company when made. At the direction of each participant, the assets of the Geron 401K Plan are invested in any of 14 different investment options.

In December 2003 and 2002, the Board of Directors approved a matching contribution equal to 100% of each employee’s 2003 and 2002 contributions, respectively. The matching contributions are invested in Geron’s common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. The Company provided the matching contribution in the month following Board approval.

The Company’s accrual for matching the 2003 employee contributions under this plan was approximately $400,000, of which $296,000 was fully vested as of December 31, 2003 and $244,000 was recorded as research and development expense and $52,000 was recorded as general and administrative expense. As of December 31, 2003, $105,000 has been recognized as deferred compensation for the remaining unvested portion of the matching contribution and will be amortized as compensation expense over the remaining vesting periods. As of December 31, 2003, the remaining deferred compensation for the 2002 match was $126,000.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

Private Financings

In April 2003, the Company sold 4,400,000 shares of Geron common stock to two investors at $4.60 per share resulting in net cash proceeds of approximately $18,980,000. The shares were offered through a prospectus supplement to the Company’s effective universal shelf registration statement. The Company also issued to the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006. The value of the warrants of $2,040,000 was determined using Black-Scholes and was recognized as an issuance cost with an offset to additional paid-in capital.

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

Public Offering

In November 2003, the Company completed a public offering of 5,750,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option, resulting in net cash proceeds of approximately $64,330,000. In connection with the offering, the Company issued warrants to purchase 600,000 shares of Geron common stock to two investors at an exercise price of $16.15 per share. The warrants are exercisable for a period beginning 90 days from the date of issuance and ending three years thereafter. The value of the warrants of $6,179,000 was determined using Black-Scholes and was recognized as an issuance cost with an offset to additional paid-in capital.

12. Collaborative Agreements

In April 1995, the Company entered into a License and Research Collaboration Agreement with Kyowa Hakko (the Kyowa Hakko Agreement). Under the Kyowa Hakko Agreement, Kyowa Hakko provided $20,000,000 of research funding over six years to support the Company’s program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 2001. The Company is entitled to receive future payments totaling $7,500,000 upon the achievement of certain contractual milestones relating to drug development and regulatory progress, as well as royalty payments on future product sales. Kyowa Hakko has rights to co-develop and market GRN163 and other compounds selected under the collaboration in Asia. Kyowa Hakko also purchased $2,500,000 of Geron common stock in connection with the Company’s initial public offering.

In March 1997, the Company signed a License and Research Collaboration Agreement (the Pharmacia Agreement) with Pharmacia Corporation to collaborate in the discovery, development and commercialization of a new class of anti-cancer drugs that inhibit telomerase. Under the collaboration, Pharmacia provided $20,000,000 of research funding over four years. In addition, Pharmacia purchased $10,000,000 of Geron common stock over two years at a premium. In January 2001, Geron and Pharmacia agreed to terminate the license and research collaboration agreement. Pharmacia returned all product rights for telomerase inhibitors to the Company.

Costs associated with research and development activities attributable to the above agreements approximated revenue recognized. Under these agreements, revenues of approximately none, $500,000 and $3,250,000, were recognized in 2003, 2002 and 2001, respectively. No milestone payments have been earned to date.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Collaborative Agreements (Continued)

In December 1997, the Company entered into a License, Product and Marketing Agreement with Boehringer Mannheim (the Boehringer Mannheim Agreement) to develop and commercialize certain research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Boehringer Mannheim Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. The Company is entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, the Company has an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim have been transferred to Roche Diagnostics. In accordance with the Boehringer Mannheim Agreement, the Company received royalty payments from Roche of approximately $42,000, $30,000 and $31,000 in 2003, 2002 and 2001, respectively.

In March 1999, the Company entered into an exclusive License, Product and Marketing Agreement with Clontech (the Clontech Agreement) to develop, manufacture and sell six cell lines. Under the terms of the Clontech Agreement, Clontech was responsible for manufacturing and marketing of products resulting from the use of the Company’s telomerase technology. The Clontech Agreement provides for Clontech to pay an up-front technology licensing fee of $50,000, and for Clontech and Geron to equally share operating profits generated from the sale of the cell lines. Specifically, the Company was entitled to receive reimbursement funding of the greater of $25,000 or 10% of sales on December 31, 1999, December 31, 2000, and December 31, 2001. Clontech launched its first product using the Company’s telomerase technology in September 1999. The Company recognized $17,000, $29,000 and $46,000 in shared profits from sales of cell lines in 2003, 2002 and 2001, respectively. The Clontech Agreement has been terminated by mutual agreement as of January 31, 2003.

13. Income Taxes

As of December 31, 2003, the Company had domestic federal net operating loss carry forwards of approximately $188,000,000, which will expire at various dates beginning 2006 through 2023, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $19,700,000, which carry forward indefinitely. The Company also had federal research and development tax credit carry forwards of approximately $6,550,000, which will expire at various dates beginning in 2007 through 2023, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2003	2002
	(In thousands)
Net operating loss carryforwards	$72,100	$61,800
Research credits	10,500	6,600
Capitalized research and development	8,000	5,400
License fees	2,900	3,100
Other — net	4,700	4,000
Total deferred tax assets	98,200	80,900
Valuation allowance for deferred tax assets	(98,200)	(80,900)
Net deferred tax assets	$—	$—

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Because of the Company’s history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $17,300,000, $24,100,000 and $9,200,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Approximately $3,400,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

14. Restructuring Charges

In June 2002, Geron restructured its organization to focus resources on its most advanced product development programs. In the process, Geron reduced its research staff by 33 employees and its support staff by 10 employees, a reduction of approximately 30% of Geron’s work force in Menlo Park, California and Edinburgh, Scotland. The Company recorded a restructuring charge, consisting mostly of salaries, severance and other personnel related costs of $706,000, of which $625,000 was recorded as research and development expense and $81,000 was recorded as general and administrative expense.

In January 2003, the Company changed the organization in order to concentrate its resources on the continued development of its lead anti-cancer product candidates, GRN163 and GRN163L, and its human embryonic stem cell therapy programs. In the process, Geron reduced its research staff by 29 employees and its support staff by 11 employees. The Company recorded a restructuring charge, consisting mostly of salaries, severance and other personnel related costs of $670,000, of which $390,000 was recorded as research and development expense and $280,000 was recorded as general and administrative expense.

As of December 31, 2003, no further amounts were due as a result of these restructurings.

15. Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) in fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Statement of Cash Flows Data

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Supplementary information
Interest paid	$53	$87	$153
Supplementary investing and financing activities:
Conversion of convertible debentures	$16,510	$—	$16,513
Premium on convertible debentures	$—	$—	$(1,300)
Issuance of warrants to purchase common stock and common stock issued for prior year services	$1,227	$636	$—
Unrealized gain (loss) on equity investments	$37	$(322)	$(293)
Net unrealized gain (loss) on available-for-sale securities	$(81)	$(338)	$194
Issuance of common stock for 401(k) contribution	$548	$—	$—
Deferred compensation on 401(k) contribution	$105	$209	$—

Interest expense for the year ended December 31, 2003, 2002 and 2001 was $544,000, $600,000 and $847,000, respectively.

17. Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2003
Revenues	$262	$285	$472	$155
Operating expenses	8,306	8,938	5,709	8,401
Net loss	(7,932)	(9,288)	(5,107)	(7,556)
Basic and diluted net loss per common share	$(0.32)	$(0.32)	$(0.15)	$(0.21)
Year Ended December 31, 2002
Revenues	$626	$111	$218	$293
Operating expenses	11,760	9,599	7,660	7,929
Net loss	(10,475)	(9,008)	(7,196)	(7,229)
Basic and diluted net loss per common share	$(0.43)	$(0.37)	$(0.29)	$(0.29)

Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

18. Subsequent Event

In January 2004, the Company issued 85,885 shares of common stock to Transgenomic, Inc. as payment of the first installment under a supply agreement pursuant to which Transgenomic is manufacturing certain raw materials used in producing telomerase inhibitor compounds and payment for goods received under a separate installment agreement. The fair value of the common stock for the first installment has been recorded as a prepaid asset in January 2004 and will be amortized to research and development expense on a pro-rata basis as materials are received which is expected to be approximately two months. The fair value of the common stock for goods already received will be recorded as research and development expense in January 2004.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, Geron’s principal executive officer and principal financial officer have concluded that Geron’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by Geron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

The information required by this Item concerning the Company’s directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in the Company’s Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 27, 2004, to be filed by the Company with the Securities and Exchange Commission (the Proxy Statement).

Identification of Executive Officers

The information required by this Item concerning the Company’s executive officers is set forth in Part I of this Report.

Code of Ethics

Geron has adopted a Code of Conduct with which every person who works for Geron is expected to comply. The Code of Conduct is publicly available on Geron’s website under the Investor Relations section at www.geron.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to Geron’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, Geron will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Copies of the Code of Conduct will be furnished without charge to any person who submits a written request directed to the attention of the Company Secretary, at Geron’s offices located at 230 Constitution Drive, Menlo Park, California, 94025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions” and “Executive Compensation” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the section captioned “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Consolidated Financial Statements

Included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in Item 15(a)(1) above.

(3) Exhibits.

Exhibit Number	Description
2.1(1)†	Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
2.2(1)	Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.2(4)	Registration Rights Agreement dated March 27, 1998, among the Registrant and certain investors
4.3(5)	Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
4.4(6)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin

Exhibit Number	Description
4.5(7)	Registration Rights Agreement dated as of September 30, 1999, by and between the Registrant and RGC International Investors, LDC
4.5(8)	Form of Warrant
4.5(9)	Form of Debenture
4.6(10)
Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(11)	Amendment No. 1 to Registration Rights Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
4.8(12)	Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
4.9(13)	Amended and Restated Series D-1 Stock Purchase Warrant to purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9, 2001
4.10(14)	Amended and Restated Series D-2 Stock Purchase Warrant to purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9, 2001
4.11(15)	Form of Indenture
4.12(16)	Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
4.13(17)	Common Stock Purchase Agreement dated as of April 7, 2003, by and between the Registrant and certain investors
4.14(18)	Warrant No. 1 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.15(19)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.16(20)	Amended and Restated Common Stock Purchase Agreement dated as of April 8, 2003, by and between the Registrant and certain investors
4.17(21)	Stock Purchase Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.18(22)	Equity Payment Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.19(23)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
4.20(24)	Series D Second Amended and Restated Convertible Debentures dated as of May 23, 2003
4.21(25)	Amended and Restated Series D-1 Stock Purchase Warrant, dated as of May 23, 2003
4.22(26)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.23(27)	Stock Purchase Agreement dated as of June 2, 2003, by and between Registrant and Transgenomic, Inc.
4.24(28)	Warrant dated August 16, 2002, by and between Registrant and Lazard Freres & Co. LLC
4.25(29)	Warrant dated September 4, 2002, by and between Registrant and Burrill & Company LLC
4.26(30)	Warrant dated March 12, 2003, by and between Registrant and Burrill & Company LLC
4.27(31)	Common Stock Purchase Agreement dated September 22, 2003 by and between Registrant and Transgenomic, Inc.
4.28(32)	Agreement dated October 14, 2003, by and between Registrant and Mainfield Enterprises, Inc.
4.29(33)	Agreement dated October 14, 2003, by and between Registrant and The Riverview Group, LLC
10.1(34)	Form of Indemnification Agreement
10.2(35)	1992 Stock Option Plan, as amended
10.3(34)	1996 Employee Stock Purchase Plan, as amended

Exhibit Number	Description
10.4(36)	1996 Directors’ Stock Option Plan, as amended
10.5(37)	2002 Equity Incentive Plan
10.6(2)†	Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and January 1994
10.7(2)†	Patent License Agreement dated September 8, 1992 between Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(2)†	Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.9(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(2)†	License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
10.11(2)†	Standard Nonexclusive License Agreement dated January 1, 1996 between the Registrant and Wisconsin Alumni Research Foundation
10.12(2)	Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon Organization
10.13(2)
Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon Organization and Amendments Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22, 1994 and March 25, 1996, respectively

10.14(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management Services, Inc.
10.20(2)	Note Secured by Second Deed of Trust dated December 1993 between the Registrant and Calvin B. Harley
10.23(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory
10.25(38)	Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(39)†	License and Research Collaboration Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(39)†	Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
10.28(39)†	Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn S.p.A.
10.29(39)†	Common Stock Purchase Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.30(39)	Intellectual Property License Agreement dated December 9, 1996 between Registrant and University Technology Corporation
10.33(39)	First Amendment to Note Secured by Deed of Trust with Harley
10.35(40)†	License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.36(40)†	Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(41)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between Registrant and Boehringer Mannheim, GmbH
10.38(42)	Securities Purchase Agreement dated as of March 27, 1998 between Registrant and certain investors
10.39(43)	Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute

Exhibit Number	Description
10.43(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
10.44(44)	Amendment No. 1 to the Securities and Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(44)	Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.46(45)	Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC International Investors, LDC
10.47(46)	License Agreement, dated as of April 23, 1999, with Wisconsin Alumni Research Foundation
10.48(47)	Option Agreement, dated as of April 23, 1999, with Wisconsin Alumni Research Foundation
10.49(48)	Amendment to the License Agreement, dated as of October 1, 1999, with Wisconsin Alumni Research Foundation
10.50(49)	Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(50)	Letter to Thomas Okarma, dated as of October 7, 1999, extending License and Research Collaboration Agreement between Pharmacia & Upjohn and the Registrant
10.52(51)	Amendment No. 3 to the License and Research Collaboration Agreement, dated as of January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(52)	Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(53)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.55(54)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.56(55)	Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.57(56)	Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.58(57)	Series D Zero Coupon Convertible Debenture
10.59(58)	Warrant to purchase 834,836 shares of common stock issued by Registrant to the Purchaser, dated as of June 29, 2000
10.60(59)	Common Stock Purchase Agreement, dated as of September 6, 2000, by and between the Registrant and Acqua Wellington
10.61(60)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
10.62(61)	Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation
10.63(62)	Common Stock Warrant Agreement issued by Registrant to University Technology Corporation, dated as of August 30, 2001
10.64(63)	Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
10.65(64)	First Amendment to Lease and Assignment and Assumption of Lease, dated as of December 7, 2001, among the Registrant, iPrint Technologies, Inc. and Bohannon Development Company
10.66(65)	License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin Alumni Research Foundation
10.67(66)†	Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
10.68(67)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.69(68)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.70(69)	Employment agreement between Registrant and David Earp, dated January 21, 2003

Exhibit Number	Description
10.71(70)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.72(71)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.73(72)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.74(73)	Employment agreement between Registrant and William Stempel, dated January 21, 2003
10.75(74)	Severance Plan, effective January 21, 2003
10.76(75)†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003
10.77(76)	Restructuring Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
14.1	Code of Conduct
21.1(77)	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004.

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.
(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 3, 2003.
(4)	Incorporated by reference to Exhibit 10.39 of the Registrant’s Current Report on Form 8-K filed on April 2, 1998.
(5)	Incorporated by reference to Exhibit 10.41 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 1999.
(7)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 7, 1999.
(8)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(13)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(14)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(18)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(19)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(20)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 9, 2003.
(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(22)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(23)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(24)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(25)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(26)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(27)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 4, 2003.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(29)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(30)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(31)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on October 1, 2003.
(32)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(33)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(34)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.
(35)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.
(36)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(37)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.
(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 24, 1997.
(39)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.
(40)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(41)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Annual Report on Form 10-K filed on March 31, 1998.
(42)	Incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K filed on April 2, 1998.
(43)	Incorporated by reference to Exhibit 10.40 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(44)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Registration Statement on Form S-3 filed on July 1, 1999.
(45)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 1999.
(46)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(47)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(48)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(49)	Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.

(50)	Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(51)	Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(52)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(53)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(54)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(55)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(56)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(57)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(58)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(59)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 26, 2000.
(60)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(61)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(62)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(63)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 9, 2001.
(64)	Incorporated by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2002.
(65)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(66)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(67)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(68)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(69)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(70)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(71)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(72)	Incorporated by reference to Exhibit 10.6 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(73)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(74)	Incorporated by reference to Exhibit 10.8 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(75)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(76)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(77)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(b) Reports on Form 8-K

The Registrant filed current reports on Form 8-K with the SEC:

•	on October 15, 2003, with respect to a press release dated October 15, 2003 announcing the Registrant’s plans to publicly offer 5,000,000 shares of its common stock;

•	on October 15, 2003, with respect to the issuance of two warrants to Mainfield Enterprises, Inc. and The Riverview Group, LLC representing the rights to purchase an aggregate of 300,000 shares each of the Registrant’s common stock;

•	on October 15, 2003, with respect to the filing of a preliminary prospectus supplement under the Registrant’s registration statement on Form S-3, Registration No 333-81596, in connection with a public offering of 5,000,000 shares of the Registrant’s common stock;

•	on October 29, 2003, with respect to a press release dated October 29, 2003 announcing the pricing of the public offering of 5,000,000 shares of the Registrant’s common stock;

•	on October 29, 2003, with respect to the filing of a prospectus supplement under the Registrant’s registration statement on Form S-3, Registration No. 333-81596, and the execution of an underwriting agreement, dated October 29, 2003, with UBS Securities LLC, SG Cowen Securities Corporation, Lazard Freres & Co. LLC and Needham & Company, Inc. as managing underwriters, in connection with a public offering of 5,000,000 shares of the Registrant’s common stock; and

•	on November 5, 2003, with respect to a press release dated November 5, 2003 announcing the underwriters’ exercise of their over-allotment option to purchase 750,000 additional shares in connection with the public offering of 5,000,000 shares of the Registrant’s common stock.

(c) Index to Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d) Financial Statements and Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 27th day of February, 2004.

Geron Corporation

By:	/s/ THOMAS B. OKARMA THOMAS B. OKARMA President and Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Thomas B. Okarma, David L. Greenwood and William D. Stempel, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. OKARMA Thomas B. Okarma	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004
/s/ DAVID L. GREENWOOD David L. Greenwood	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	February 27, 2004
/s/ ALEXANDER E. BARKAS Alexander E. Barkas	Director	February 27, 2004
/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	February 27, 2004
/s/ THOMAS D. KILEY Thomas D. Kiley	Director	February 27, 2004
/s/ JOHN P. WALKER John P. Walker	Director	February 27, 2004
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	February 27, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)†	Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
2.2(1)	Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.2(4)	Registration Rights Agreement dated March 27, 1998, among the Registrant and certain investors
4.3(5)	Registration Rights Agreement dated as of December 10, 1998, among the Registrant and certain investors
4.4(6)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
4.5(7)	Registration Rights Agreement dated as of September 30, 1999, by and between the Registrant and RGC International Investors, LDC
4.5(8)	Form of Warrant
4.5(9)	Form of Debenture
4.6(10)
Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(11)	Amendment No. 1 to Registration Rights Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
4.8(12)	Series D Amended and Restated Convertible Debentures dated as of November 9, 2001
4.9(13)	Amended and Restated Series D-1 Stock Purchase Warrant to purchase 333,935 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9, 2001
4.10(14)	Amended and Restated Series D-2 Stock Purchase Warrant to purchase 500,901 shares of common stock issued by Registrant to RGC International Investors, LDC, dated as of November 9, 2001
4.11(15)	Form of Indenture
4.12(16)	Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
4.13(17)	Common Stock Purchase Agreement dated as of April 7, 2003, by and between the Registrant and certain investors
4.14(18)	Warrant No. 1 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.15(19)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.16(20)	Amended and Restated Common Stock Purchase Agreement dated as of April 8, 2003, by and between the Registrant and certain investors
4.17(21)	Stock Purchase Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.18(22)	Equity Payment Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.19(23)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC

Exhibit Number	Description
4.20(24)	Series D Second Amended and Restated Convertible Debentures dated as of May 23, 2003
4.21(25)	Amended and Restated Series D-1 Stock Purchase Warrant, dated as of May 23, 2003
4.22(26)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.23(27)	Stock Purchase Agreement dated as of June 2, 2003, by and between Registrant and Transgenomic, Inc.
4.24(28)	Warrant dated August 16, 2002, by and between Registrant and Lazard Freres & Co. LLC
4.25(29)	Warrant dated September 4, 2002, by and between Registrant and Burrill & Company LLC
4.26(30)	Warrant dated March 12, 2003, by and between Registrant and Burrill & Company LLC
4.27(31)	Common Stock Purchase Agreement dated September 22, 2003 by and between Registrant and Transgenomic, Inc.
4.28(32)	Agreement dated October 14, 2003, by and between Registrant and Mainfield Enterprises, Inc.
4.29(33)	Agreement dated October 14, 2003, by and between Registrant and The Riverview Group, LLC
10.1(34)	Form of Indemnification Agreement
10.2(35)	1992 Stock Option Plan, as amended
10.3(34)	1996 Employee Stock Purchase Plan, as amended
10.4(36)	1996 Directors’ Stock Option Plan, as amended
10.5(37)	2002 Equity Incentive Plan
10.6(2)†	Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and January 1994
10.7(2)†	Patent License Agreement dated September 8, 1992 between Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(2)†	Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.9(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(2)†	License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
10.11(2)†	Standard Nonexclusive License Agreement dated January 1, 1996 between the Registrant and Wisconsin Alumni Research Foundation
10.12(2)	Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon Organization
10.13(2)
Business Park Lease dated March 25, 1996 between the Registrant and David D. Bohannon Organization and Amendments Nos. 1, 2 and 3 thereto dated July 26, 1993, February 22, 1994 and March 25, 1996, respectively

10.14(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management Services, Inc.
10.20(2)	Note Secured by Second Deed of Trust dated December 1993 between the Registrant and Calvin B. Harley
10.23(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory
10.25(38)	Common Stock Purchase Agreement dated December 20, 1996 between the Registrant and Pharmacia & Upjohn S.p.A.
10.26(39)†	License and Research Collaboration Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.27(39)†	Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997

Exhibit Number	Description
10.28(39)†	Three Party Agreement dated March 23, 1997 by and among Registrant, Kyowa Hakko Kogyo Co., Ltd. and Pharmacia & Upjohn S.p.A.
10.29(39)†	Common Stock Purchase Agreement dated March 23, 1997 between Registrant and Pharmacia & Upjohn S.p.A.
10.30(39)	Intellectual Property License Agreement dated December 9, 1996 between Registrant and University Technology Corporation
10.33(39)	First Amendment to Note Secured by Deed of Trust with Harley
10.35(40)†	License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.36(40)†	Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(41)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between Registrant and Boehringer Mannheim, GmbH
10.38(42)	Securities Purchase Agreement dated as of March 27, 1998 between Registrant and certain investors
10.39(43)	Securities Purchase Agreement dated as of December 10, 1998 among the Registrant and certain investors
10.42(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
10.43(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
10.44(44)	Amendment No. 1 to the Securities and Purchase Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.45(44)	Amendment No. 1 to the Registration Rights Agreement, dated as of June 17, 1999, by and among the Registrant and certain investors
10.46(45)	Securities Purchase Agreement dated as of September 30, 1999 between Registrant and RGC International Investors, LDC
10.47(46)	License Agreement, dated as of April 23, 1999, with Wisconsin Alumni Research Foundation
10.48(47)	Option Agreement, dated as of April 23, 1999, with Wisconsin Alumni Research Foundation
10.49(48)	Amendment to the License Agreement, dated as of October 1, 1999, with Wisconsin Alumni Research Foundation
10.50(49)	Secured Loan Agreement, dated as of August 10, 1999, by and between David J. Earp and Andrea L. Earp and the Registrant
10.51(50)	Letter to Thomas Okarma, dated as of October 7, 1999, extending License and Research Collaboration Agreement between Pharmacia & Upjohn and the Registrant
10.52(51)	Amendment No. 3 to the License and Research Collaboration Agreement, dated as of January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(52)	Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(53)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.55(54)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.56(55)	Securities Purchase Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.57(56)	Registration Rights Agreement dated as of June 29, 2000, by and between Registrant and the Purchaser
10.58(57)	Series D Zero Coupon Convertible Debenture
10.59(58)	Warrant to purchase 834,836 shares of common stock issued by Registrant to the Purchaser, dated as of June 29, 2000
10.60(59)	Common Stock Purchase Agreement, dated as of September 6, 2000, by and between the Registrant and Acqua Wellington

Exhibit Number	Description
10.61(60)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
10.62(61)	Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation
10.63(62)	Common Stock Warrant Agreement issued by Registrant to University Technology Corporation, dated as of August 30, 2001
10.64(63)	Restructuring Agreement dated as of November 9, 2001, by and between Registrant and RGC International Investors, LDC
10.65(64)	First Amendment to Lease and Assignment and Assumption of Lease, dated as of December 7, 2001, among the Registrant, iPrint Technologies, Inc. and Bohannon Development Company
10.66(65)	License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin Alumni Research Foundation
10.67(66)†	Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
10.68(67)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.69(68)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.70(69)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.71(70)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.72(71)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.73(72)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.74(73)	Employment agreement between Registrant and William Stempel, dated January 21, 2003
10.75(74)	Severance Plan, effective January 21, 2003
10.76(75)†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003
10.77(76)	Restructuring Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
14.1	Code of Conduct
21.1(77)	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2004.

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.
(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 3, 2003.
(4)	Incorporated by reference to Exhibit 10.39 of the Registrant’s Current Report on Form 8-K filed on April 2, 1998.

(5)	Incorporated by reference to Exhibit 10.41 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 1999.
(7)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 7, 1999.
(8)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(13)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(14)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on November 14, 2001.
(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(18)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(19)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(20)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 9, 2003.
(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(22)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(23)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(24)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(25)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(26)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(27)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 4, 2003.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(29)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(30)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 11, 2003.
(31)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on October 1, 2003.
(32)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(33)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(34)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.
(35)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.
(36)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(37)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.
(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 24, 1997.
(39)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(40)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(41)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Annual Report on Form 10-K filed on March 31, 1998.
(42)	Incorporated by reference to Exhibit 10.38 of the Registrant’s Current Report on Form 8-K filed on April 2, 1998.
(43)	Incorporated by reference to Exhibit 10.40 of the Registrant’s Current Report on Form 8-K filed on December 17, 1998.
(44)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Registration Statement on Form S-3 filed on July 1, 1999.
(45)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 1999.
(46)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(47)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(48)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on November 15, 1999.
(49)	Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(50)	Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(51)	Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(52)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(53)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(54)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(55)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(56)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(57)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(58)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on July 6, 2000.
(59)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 26, 2000.
(60)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(61)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(62)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(63)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 9, 2001.
(64)	Incorporated by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2002.
(65)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(66)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(67)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(68)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(69)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(70)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(71)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(72)	Incorporated by reference to Exhibit 10.6 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(73)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(74)	Incorporated by reference to Exhibit 10.8 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(75)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(76)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(77)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

EXHIBIT 14.1

GERON CODE OF CONDUCT

Purpose

This Code of Conduct contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics. To the extent that this Code requires a higher standard than required by commercial practice or applicable laws, rules or regulations, we adhere to these higher standards.

This Code applies to all of Geron’s directors, officers and employees, and references to employees encompass all persons covered by this Code.

Commitment to Ethical Behavior

Geron is committed to maintaining the highest standard of business ethics. All employees are expected to act at all times in a way that reflects favorably on them, on the Company and on their co-workers and to avoid anything that may interfere with the Company’s operation or with the rights of others. All employees are responsible and accountable for adhering to this Code of Conduct and demonstrating honesty, integrity, and respect in their work and in their interactions with others, including fellow employees, stockholders, collaborators, customers, vendors, and everyone else.

Among other things, Geron expects and demands that all employees will:

•	Comply with all applicable laws and regulations

•	Comply with the specific policies set forth in this Code of Conduct and with all other Company policies

•	Report any suspected violations of law or Company policy to the appropriate Company officer

•	Cooperate with and support the Company’s investigation of any suspected violations, and with any necessary corrective measures

Compliance with Law

Geron and its employees are subject to various Federal and State laws and regulations. Some of them apply to everyone or to all companies; others apply to us because the Company’s issues publicly traded securities, or because we are developing therapeutic products, or because we use potentially hazardous substances in our research. Regardless of the source of the law or regulation, everyone at Geron is obligated to comply at all times and in all respects with all applicable laws and regulations.

Some of the laws that apply to Geron are described below.

Insider Trading and Fair Disclosure. Employees at Geron are likely to posses information about the Company (or about another company) that is not known to the general public and that is “material:” that is, if it were known to a reasonable investor, it could affect the investor’s decision to buy, sell or hold the Company’s stock. Federal and state laws prohibit trading in Geron stock or other securities while in the possession of material, nonpublic information about the company whose stock is being traded. They also prohibit “tipping” other people about such information so that they can trade, and selective disclosure of such information on behalf of the Company. Geron employees must comply strictly with these prohibitions.

Geron’s Insider Trading Policy provides more details about the policy and procedures for trading Geron stock.

Accounting and Disclosure Controls. Federal law obligates Geron to disclosure certain information about the Company and its activities in reports filed with the Securities and Exchange Commission. Those reports, which may include the Company’s financial statements, must be complete and accurate. Under the direction of the CEO and CFO, the Company has designed a set of internal controls and disclosure controls to ensure that all material information about the Company is reported to the appropriate Company officers so that it can be reflected, if appropriate, in the Company’s SEC filings, and that all our financial reports are complete, accurate, and reliable. All Geron employees must comply with those accounting controls and disclosure controls and with the requirements of applicable accounting and auditing standards. That includes promptly reporting to his or her supervisor any significant event or occurrence (whether positive or negative) that arises in the course of the employee’s work. It also includes reporting immediately to the Controller, the General Counsel, the CFO or the CEO any actual or suspected breaches or violations of the Company’s internal controls or any actual or suspected fraudulent or questionable transactions or occurrences (e.g., embezzlement, forgery or alteration of checks and other documents, theft, misappropriation or conversion to personal use of Company assets, and falsification of records). Employees are also encouraged to bring to the attention of any of those officers any changes that may improve the Company’s system of internal controls or disclosure.

Antitrust laws. Federal and state antitrust laws prohibit price-fixing, conspiracies to restrain competition, and other related activities. Examples of potentially illegal activities include:

Agreeing with competitors to fix prices or other terms of sale.

Boycotting or otherwise refusing to deal with certain suppliers or customers.

Dividing sales opportunities with competitors by territory or product line.

Pricing to drive a competitor out of business.

Disparaging, misrepresenting, or harassing a competitor.

The antitrust laws are complex and fact-specific, especially as they interact with patent law. Any employee who has a question regarding how those laws apply to Geron’s activities should consult with the General Counsel or the Vice President, Intellectual Property.

Environmental and safety regulations. Geron’s research involves use of radioactive, biohazardous, and other materials that can damage the environment or cause illness or injury, and that are therefore regulated by law. All employees who may encounter such materials receive appropriate training about how to handle them safely and in compliance with law. The rules and procedures for safe and responsible practices must be strictly observed. Geron’s safety manual provides more details about these rules and procedures.

Litigation documents. If the Company becomes involved in litigation or other legal proceedings (including government investigations), no documents relating in any way to those proceedings may be altered or destroyed except as authorized by the General Counsel or, in the case of patent proceedings, the Vice President, Intellectual Property.

False claims, bribes, kickbacks, and fraud. Geron may have grants or contracts with the Federal government for research or other purposes. Federal law prohibits any person from making false claims for reimbursement or other benefits under government grants, contracts, or other government programs. It is essential that reporting of costs and activities under Federal grants and contracts be accurate. The Foreign Corrupt Practices Act (FCPA), which applies to all U.S. citizens and employees and agents of U.S. corporations regardless of their nationality, prohibits giving or promising anything of value to any foreign government official or candidate for public office in order to obtain or retain business. The FCPA also applies when an intermediary is used to facilitate a transaction between a company and a public official. Geron employees who deal with foreign government officials, or with anyone whom the Company engages to assist in obtaining or maintaining government contracts or other business opportunities in countries outside the United States, must take care to ensure strict compliance with the FCPA. Laws regarding reimbursement of expenses for government personnel vary, and the propriety of any particular payment should be reviewed with the Controller or the General Counsel.

This is not an exhaustive list of the legal requirements that may apply to Geron or its activities. Any employee who has questions about the requirements of law or how to comply should ask his or her supervisor or the General Counsel.

Compliance with Policies on Employee Conduct

In addition to complying with the law, Geron employees must comply with the Company’s policies on employee conduct. Most of these policies are matters of common sense and fairness that would apply in any business. Some of them reflect the special nature of companies like Geron that depend on scientific research and on proprietary information and intellectual property. In general, these policies require employees to refrain from any behavior that might be harmful to them, to other Geron employees, or to the Company.

Conflicts of Interest. All employees, from executive officers on down, have a duty of loyalty to Geron and its stockholders. Although the Company strives to unify the economic interests of Geron employees and Geron stockholders, through employee stock options and other programs, those interests could conflict with an employee’s outside personal financial interests. All such conflicts should be avoided. An employee must not knowingly place himself or herself in a position that would have the appearance of being, or could be construed to be, in conflict with the interests of the Company.

The Company requires that employees disclose any situations that reasonably would be expected to give rise to a conflict of interest. If an employee suspects that he or she has a conflict of interest, or something that others could reasonably perceive as a conflict of interest, the employee must report it to his or her supervisor or other appropriate party.

The following are examples of potential conflicts of interest:

•	Accepting Gifts and Entertainment. Accepting from a vendor or contractor any gift of more than nominal value or entertainment that is more than a routine social amenity can appear to be an attempt to influence the recipient into favoring a particular vendor or contractor.

•	Outside Activities. Engaging in consulting or other outside activities that materially encroach on the time or attention which should be devoted to the employee’s duties; adversely affect the quality of work performed; compete with the Company’s activities; imply sponsorship or support by the Company of the outside employment or organization; or adversely affect the good name of the Company. All consulting and outside employment by Geron employees requires the prior written approval of the employee’s supervisor.

•	Interests in Other Businesses. Having a financial interest (whether as investor, lender, employee or other service provider) in a Geron competitor, or having a financial interest in a Geron vendor with whom the employee or a subordinate deals in the course of his or her job with the Company.

•	Using Company Resources for Personal Economic Benefit. Although Geron policy permits reasonable incidental use of Company telephone, computer, and other office equipment for personal reasons, no employee may make a significant use of Company property, facilities or physical resources, or any use of proprietary Company information, for the employee’s personal economic benefit. No employee may knowingly take advantage of a business opportunity, such as rights to a product or process, that rightfully belong to Geron.

•	Actions of Family Members. The actions of family members outside the workplace may also give rise to the conflicts of interest described above because they may influence an employee’s objectivity in making decisions on behalf of the Company. For purposes of this Code, “family members” include an employee’s spouse or life partner, brothers, sisters and parents, in-laws and children whether such relationships are by blood or adoption.

Other Policies. Geron policies also prohibit the following:

i.	Falsifying, making a material omission from or concealing any record of the Company or otherwise violating the Company’s record-keeping policy.
ii.	Using or possessing illegal drugs while on Geron premises or while on duty.

iii.	Using or disclosing confidential information, belonging to Geron or to a third party, in violation of the Proprietary Information and Inventions Agreement.
iv.	Violating safety or health rules or practices or engaging in conduct that creates a safety or health hazard.
v.	Harassing or unlawfully discriminating against another employee, a consultant, contractor, visitor, or any other person.
vi.	Violating Geron’s scientific integrity policy or failing to cooperate with an investigation of an allegation of scientific misconduct.
vii.	Covering up the violation by another person of any of these policies or of applicable law, or retaliating against anyone for reporting such a violation.

Reporting Violations

All employees have a responsibility to report violations of this Code of Conduct, including any violations of the laws, rules, regulations or policies that apply to the Company. An employee should report suspected violations to his or her supervisor. However, if uncomfortable reporting a suspected violation to one’s supervisor, an employee may report violations to the Controller, the General Counsel, the CFO or the CEO. In addition, any employee may report a violation to the Chair of the Audit Committee of the Board of Directors, whose contact information is attached as Appendix A to this Code of Conduct. Reports should be in writing whenever practical. All reports of suspected violations will be handled sensitively and with discretion. The Company and all persons receiving reports will protect an employee’s confidentiality to the extent possible consistent with law and the Company’s need to investigate the report. Employees may make such reports anonymously, although in some cases it will be difficult to investigate a violation without knowing the identity of the employee who reported it. No employee will be retaliated against for any good faith report of a suspected violation, even if, after investigation, the Company concludes that no actual violation occurred.

Response to Reports of Violations

Geron management or the Board of Directors will investigate any report of violation of this Code of Conduct. All employees are required to cooperate with and support the Company’s investigation of any suspected violations. If a violation is found to have occurred, the Company will take appropriate disciplinary action, up to and including termination of employment, and any other corrective action (e.g., correction of records or filings) that is appropriate under the circumstances. Furthermore, Geron employees who violate the law or this Code may expose themselves to substantial civil damages, criminal fines and prison terms. The Company may also face substantial fines and penalties and may incur damage to its reputation in the community.

Waiver

Waivers of this Code will be granted only in extraordinary circumstances. Waivers of this Code with respect to non-executive employees may be made only by an executive officer of the Company. Any waiver of this Code with respect to a director, executive officer or other principal financial officer may be made only by the Board of Directors and will be disclosed to the public as required by law or the rules of the Nasdaq National Market.

Ethics Above All

Ethical conduct in all things is an essential part of Geron’s values. In addition to complying strictly with laws, regulations, and policies, all Geron employees are expected to behave ethically at all times. Everyone at Geron should take seriously any questions of the ethics of Company activities presented in good faith by any employee. No employee will be required to act in a way that he or she, after serious consideration and discussion, finds to be unethical.

Any employee who has any questions about these guidelines may contact a supervisor, Human Resources, or the General Counsel.

Appendix A

Contact Information for Audit Committee Chair

The Chair of the Audit Committee of the Board of Directors can be contacted as follows:

John P. Walker Bayhill Therapeutics Inc. 3430 W. Bayshore Rd. Palo Alto, CA 94303 Email: walker@bayhilltherapeutics.com Phone: 650-846-7801 Fax: 650-846-7815