Form 10-Q
period 2004-03-31
GERON CORPORATION
filed 2004-04-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2004

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

     Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.001 par value	Outstanding at April 26, 2004:
45,096,496 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,529	$12,823
Restricted cash	530	530
Marketable securities	92,673	96,427
Interest and other receivables	5,477	1,146
Notes receivable from related parties	67	67
Prepaid assets	4,090	815

Total current assets	109,366	111,808
Equity investments in licensees	274	401
Notes receivable from related parties	143	172
Property and equipment, net	1,558	1,684
Deposits and other assets	231	231
Intangible assets	3,103	3,819

	$114,675	$118,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$798	$1,297
Accrued compensation	478	2,499
Accrued liabilities	648	762
Current portion of deferred revenue	149	227
Current portion of equipment loans	169	176
Current portion of research funding obligation	4,798	4,864

Total current liabilities	7,040	9,825
Noncurrent portion of deferred revenue	781	815
Noncurrent portion of equipment loans	157	201
Noncurrent portion of research funding obligation	243	950
Commitments
Stockholders’ equity:
Common stock	45	39
Additional paid-in capital	414,312	362,695
Deferred compensation	(197)	(231)
Accumulated deficit	(307,349)	(255,666)
Accumulated other comprehensive loss	(357)	(513)

Total stockholders’ equity	106,454	106,324

	$114,675	$118,115

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Revenues from collaborative agreements	$—	$36
License fees and royalties	248	226

Total revenues	248	262
Operating expenses:
Research and development	5,718	6,850
Acquired in-process research technology	45,150	—
General and administrative	1,391	1,456

Total operating expenses	52,259	8,306

Loss from operations	(52,011)	(8,044)
Interest and other income	498	276
Interest and other expense	(170)	(164)

Net loss	$(51,683)	$(7,932)

Basic and diluted net loss per share	$(1.28)	$(0.32)

Weighted average shares used in computing basic and diluted net loss per share	40,449,815	24,935,574

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(51,683)	$(7,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	312
Accretion and amortization on investments	944	221
Interest for convertible debentures	—	4
Issuance of common stock in exchange for acquired in-process research technology	45,150	—
Issuance of common stock in exchange for services	100	—
Accretion of interest on research funding obligation	123	123
Amortization of deferred compensation	34	36
Realized gain on equity investments in licensees	(18)	(2)
Amortization of intangible assets, principally research related	716	717
Changes in assets and liabilities:
Other current and noncurrent assets	(2,942)	(767)
Other current and noncurrent liabilities	(1,768)	968
Accrued research funding payments	(896)	(1,236)
Translation adjustment	2	(5)

Net cash used in operating activities	(9,987)	(7,561)
Cash flows from investing activities:
Capital expenditures	(125)	(46)
Purchases of marketable securities	(12,232)	(3,726)
Proceeds from sale of equity investment in licensee	201	—
Proceeds from maturities of marketable securities	15,200	13,954

Net cash provided by investing activities	3,044	10,182
Cash flows from financing activities:
Payments of obligations under equipment loans	(51)	(137)
Proceeds from issuance of common stock, net	700	1

Net cash provided by (used in) financing activities	649	(136)

Net (decrease) increase in cash and cash equivalents	(6,294)	2,485
Cash and cash equivalents at the beginning of the period	12,823	4,604

Cash and cash equivalents at the end of the period	$6,529	$7,089

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2004 and condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Net Loss Per Share

     Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share and per
	share amounts)
Net loss	$(51,683)	$(7,932)

Basic and Diluted Net Loss Per Share:
Basic and diluted net loss per common share	$(1.28)	$(0.32)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per common share	40,449,815	24,935,574

     Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,110,180 shares and 26,733 shares for 2004 and 2003, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at average market price during the period).

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

     The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from five to 24 months.

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

Restricted Cash

     As of March 31, 2004 and December 31, 2003, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

     Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date.

Unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. No writedowns were recorded for the three months ended March 31, 2004 and 2003.

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

     The Company’s exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., the Company’s international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2004, there was an insignificant currency exchange impact from intercompany transactions. The Company does not engage in foreign currency hedging activities.

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research technology is charged to expense on the date of acquisition if it has no alternative future uses in other research and development projects, and is recorded separately on the Condensed Consolidated Statement of Operations. Research and development expenses include, but are not limited to, payroll and personnel expense, purchased intangibles from others, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

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

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.37% to 2.95% for the three months ended March 31, 2004 and 2.02% to 2.85% for the comparable period in 2003; a dividend yield of 0.0% for the three months ended March 31, 2004 and 2003; a volatility factor of the expected market price of the Company’s common stock of 0.992 and 1.013 as of March 31, 2004 and 2003, respectively; and a weighted average expected life of the options of 4 years for the three months ended March 31, 2004 and 2003.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net loss	$(51,683)	$(7,932)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,480)	(1,919)

Pro forma net loss	$(53,163)	$(9,851)

Basic and diluted net loss per share as reported	$(1.28)	$(0.32)

Basic and diluted pro forma net loss per share	$(1.31)	$(0.40)

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

     The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2004	2003
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments in licensees	$(206)	$(360)
Foreign currency translation adjustments	(151)	(153)

	$(357)	$(513)

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent legal expenses in the prior years have been reclassified from research and development expense to general and administrative expense.

2. ACQUISITION OF IN-PROCESS RESEARCH TECHNOLOGY

     In March 2004, the Company entered into an agreement with Merix Bioscience, Inc. under which the Company acquired a co-exclusive right under patents controlled by Merix for the use of defined antigens in therapeutic cancer vaccines. The technology covered by the Merix patents is currently being used in conjunction with Geron’s proprietary telomerase technology in a Phase I/II clinical trial under way at Duke University Medical Center. In conjunction with the agreement, the Company issued 5,000,000 shares of Geron common stock to Merix.

     The Company acquired the use of the Merix technology solely for developing its therapeutic cancer vaccine program. The Company must further the development of the technology before it can enter into advanced clinical trials for a potential commercial application. The Company has concluded that this technology has no alternative future use, and accordingly, has expensed the value of the acquired in-process research technology at the time of acquisition.

     In February 2004, the Company entered into a stock purchase agreement with Merix to purchase $4,000,000 of Merix common stock on March 15, 2004. In anticipation of this purchase, the Company deposited the funds with Merix. With the execution of the above license agreement, the February 2004 stock purchase agreement was canceled. The $4,000,000 deposit will be returned to the Company on the 91st day following the effective date of the registration statement underlying the above stock issuance. As of March 31, 2004, the registration statement has not been declared effective. The entire deposit remains outstanding as a receivable from Merix and is included in Interest and Other Receivables on the Condensed Consolidated Balance Sheets.

3. ISSUANCES OF COMMON STOCK

     In January 2004, the Company issued 39,468 shares of common stock to Transgenomic, Inc. as payment of the first installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized on a pro-rata basis as materials are received which is expected to be approximately three months. Also in January 2004, the Company issued 46,417 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The fair value of the common stock has been recorded as research and development expense as the materials had been delivered at the time of the stock issuance.

     In March 2004, the Company issued 33,662 shares of common stock to Transgenomic, Inc. as payment of the first installment under another addendum to the supply agreement pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized on a pro-rata basis as materials are received which is expected to be approximately three months.

4. LEASE MODIFICATION AND TERMINATION

     In March 2004, as payment of the total rent due for the Company’s premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from February 1, 2004 through July 31, 2008, the Company issued to the David D. Bohannon Organization, the lessor of those premises, 363,039 shares of common stock. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period. As consideration for the early termination of the lease on the premises at 255 Constitution Drive in Menlo Park, California, the Company issued to the Bohannon Development Company, the lessor of those premises, 46,902 shares of common stock. The lease termination is effective April 1, 2004. The fair value of the common stock has been recorded as rent expense in March 2004. The sublease agreement entered into in June 2003 between the Company and a third party was transferred to the lessor of the premises effective March 31, 2004. The remaining liability associated with the sublease was fully accreted and no liability remains outstanding as of March 31, 2004.

5. MARKETABLE AND NON-MARKETABLE EQUITY INVESTMENTS IN LICENSEES

     In March 2004, the Company granted a nonexclusive license to Xcellsyz Ltd. for human telomerase reverse transcriptase (hTERT) technology for research applications and the development of research products. Under the terms of the agreement, Xcellsyz will use hTERT to create immortalized cell lines for in vitro use in drug discovery and screening.

     In connection with the nonexclusive license, Xcellsyz paid Geron a license fee in cash and equity in Xcellsyz and will pay royalties on future product sales. Since there is no readily available market value for Xcellsyz shares the Company estimated the fair value based upon Xcellsyz’ financial statements and business plans. License fee revenue of $79,000 from the cash fee and value of the equity was recognized in March 2004.

     In February 2004, the Company sold its equity investment in Dendreon Corporation. The Company received $201,000 in proceeds from the sale and recognized $84,000 as a realized gain from the sale of common stock which is included in interest and other income. As of March 31, 2004, the Company has no further equity investment in Dendreon.

     6. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Three Months Ended
(In Thousands)	March 31, 2004	March 31, 2003
	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized loss on equity investments in licensees	$(3)	$(21)
Net unrealized gain (loss) on marketable securities	$158	$(14)
Shares issued for 401(k) matching contribution and retention bonus	$978	$548
Shares or warrants issued for services	$4,695	$917

     7. SUBSEQUENT EVENT

     On April 28, 2004, Geron Corporation announced that Kirin Brewery Co., Ltd. has filed a lawsuit against Geron in the U.S. District Court for the Northern District of California. The lawsuit alleges interference with contract and interference with Kirin’s prospective business advantage in connection with Geron’s recent acquisition of rights from Merix Bioscience, Inc. for the development of cancer vaccines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Additional Factors that May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in the section of this Item 2 titled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2004 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on February 27, 2004.

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

     We receive income from United States government grants that support our research efforts in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants is recognized upon receipt of reimbursement and is included in interest and other income on the condensed consolidated statements of operations. We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of March 31, 2004, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

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

     At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of March 31, 2004, no revisions to the effective interest rate or amortization period have been made and we do not expect revisions in the future.

Valuation of Equity Instruments

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) we elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS 123 to present, in the Notes to Condensed Consolidated Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS 123.

     In valuing our options using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income and earnings per share if the compensation expense had been recognized based on the fair value method. As of March 31, 2004, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

     In valuing our warrants using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrant. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of March 31, 2004, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

RESULTS OF OPERATIONS

Revenues

     We recognized no revenues from collaborative agreements for the three months ended March 31, 2004, compared to $36,000 for the comparable period in 2003. Revenues recognized in 2003 primarily related to a consulting arrangement.

     We have entered into license and option agreements with various companies involved in fields such as diagnostics, research tools, agriculture, biologics production and cancer therapeutics. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination, which may be payable in cash or equity securities or both. We recognized license and option fee revenues of $241,000 for the three months ended March 31, 2004 as compared to $186,000 for the same period in 2003 related to our various agreements. Also, we received royalties of $7,000 for the three months ended March 31, 2004, compared to $40,000 for the comparable period in 2003, on product sales of telomerase diagnostic kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $115,000 during the remainder of 2004, $137,000 each in 2005, 2006, and 2007 and $405,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

     Research and development expenses were $5.7 million for the three months ended March 31, 2004, compared to $6.9 million for the comparable period in 2003. The overall decrease for the first quarter 2004 compared to the first quarter 2003 was the net result of reduced personnel-related costs of approximately $468,000 and lower costs of raw materials to manufacture clinical trial drugs of $1.1 million. Overall, we expect research and development expenses to increase in the next year as we continue to incur expenses related to manufacturing and testing of our telomerase inhibitor compounds and continue development of our telomerase cancer vaccine and human embryonic stem cell (hESC) programs.

     Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Our telomerase inhibitor compounds, GRN163 and GRN163L, are in preclinical animal toxicology and efficacy studies. We hope to complete the preclinical studies successfully during 2004, after which we expect to prepare and file an IND application. A telomerase therapeutic vaccine for patients with metastatic prostate cancer is currently in an investigator-sponsored Phase I/II clinical study at Duke University Medical Center.

     Our hESC therapy programs focus on treating degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to derive, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In three of these cell types, we have preliminary results indicating efficacy as evidenced by functional recovery of the treated animals. After completion of these studies, we expect to begin one or more Phase I clinical trials, most likely for treatment of spinal cord injury.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Oncology	$2,618	$3,752
hESC Therapies	3,100	3,098

Total	$5,718	$6,850

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to complete the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

     According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual product timelines and costs are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and changed to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, recordkeeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

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

Acquired In-Process Research Technology

     In March 2004, we entered into an agreement with Merix Bioscience, Inc. under which we acquired a co-exclusive right under patents controlled by Merix for the use of defined antigens in therapeutic cancer vaccines. In conjunction with the agreement, we issued 5,000,000 shares of Geron common stock to Merix.

     We acquired rights to the Merix technology for commercial development of our therapeutic cancer vaccine. Further development of the technology is required before we can enter into advanced clinical trials for a potential commercial application. We have concluded that this technology has no alternative future use as defined in Statement of Financial Accounting Standards No. 2, and accordingly, have expensed the value of the acquired in-process research technology of $45.2 million at the time of acquisition.

General and Administrative Expenses

     General and administrative expenses were $1.4 million for the three months ended March 31, 2004, compared to $1.5 million for the comparable period in 2003. The decrease in general and administrative expenses for the three month period ending March 31, 2004 primarily reflects reduced personnel-related costs.

Interest and Other Income

     Interest income was $424,000 for the three months ended March 31, 2004, compared to $249,000 for the comparable period in 2003. The increase in interest income for 2004 compared to 2003 was due to higher cash and investment balances as a result of proceeds received from equity financings in 2003. Interest earned in the future will depend on future funding and prevailing interest rates. Included in interest income is a gain of $84,000 from the sale of an equity investment in a licensee.

     We also received $74,000 in research payments under government grants for the three months ended March 31, 2004, compared to $27,000 for the comparable period in 2003.

Interest and Other Expense

     Interest and other expense was $170,000 for the three months ended March 31, 2004, compared to $164,000 for the comparable period in 2003. The increase in interest and other expense for 2004 compared to 2003 was primarily due to increased bank charges as a result of higher cash and investment balances.

Net Loss

     Net loss was $51.7 million for the three months ended March 31, 2004, compared to $7.9 million for the comparable period in 2003. The increase in net loss for the three months ended March 31, 2004 was the net result of reduced operating expenses as a result of our January 2003 restructuring and the increase in acquired in-process research technology expense of $45.2 million associated with the Merix transaction.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2004 totaled $99.7 million compared to $109.8 million at December 31, 2003. The decrease in cash, cash equivalents and investments in the first quarter of 2004 was the result of the use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

     Net cash used in operations was $10.0 million for the three months ended March 31, 2004 compared to $7.6 million for the comparable period in 2003. The increase was the net result of reduced core operating expenses and the deposit made to Merix in conjunction with a contemplated stock purchase. See further discussion on Merix in Note 2 of Notes to Condensed Consolidated Financial Statements.

     For the three months ended March 31, 2004, we invested approximately $125,000 in property and equipment compared to $46,000 for the comparable 2003 period. For the three months ended March 31, 2004 and 2003, no equipment was financed through equipment financing. As of March 31, 2004, we had approximately $326,000 outstanding under our current equipment financing arrangements and had approximately $1.3 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2004. We intend to renew the commitment for a new equipment financing facility in 2004 to further fund equipment purchases. If we are unable to renew the commitment or obtain other financing alternatives, then we will need to spend our own resources for equipment purchases.

     As of March 31, 2004, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
		Less Than
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Equipment loans	$326	$125	$201	—	—
Research funding (2)	9,087	3,994	4,158	$374	$561

Total contractual cash obligations	$9,413	$4,119	$4,359	$374	$561

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

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

SUBSEQUENT EVENT

     On April 28, 2004, Geron Corporation announced that Kirin Brewery Co., Ltd. has filed a lawsuit against Geron in the U.S. District Court for the Northern District of California. The lawsuit alleges interference with contract and interference with Kirin’s prospective business advantage in connection with Geron’s recent acquisition of rights from Merix Bioscience, Inc. for the development of cancer vaccines.

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

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2004, our accumulated net loss was approximately $307.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     Many companies are also developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to published reports as of March 2004, there were more than 100 approved anti-cancer products on the market in the United States, and several hundred in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including AstraZeneca PLC, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

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

     Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. For example, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain European patent protection for our human embryonic stem cell technologies in Europe. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively impacted.

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

     The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. A recent decision in this interference found that all claims in the University of Massachusetts patent in question were unpatentable, and denied motions attacking the patentability of the claims in our patent application. The proceeding is still ongoing. We do not have access to the other party’s invention records, and, as in any legal proceeding, the outcome is uncertain. We have also filed requests for additional interferences with other University of Massachusetts patents in the same field; to date one of these additional requests has been granted. In March 2002, a second interference was declared involving the same Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was recently resolved with a judgment in our favor.

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

     Under agreements with collaborators, we may rely significantly on such collaborators to, among other activities:

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

     We rely extensively upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request. These scientific consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

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

     Our product candidates and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163 or GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs by process improvements, as well as through scale increases. If we are not able to do so, however and, depending on the pricing of the product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and March 2004, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between March 1, 2002 and March 31, 2004, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sales of substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2004, we had 45,074,868 shares of common stock outstanding. Of these shares, approximately 25,780,635 shares (including shares issuable upon conversion or exercise of convertible notes or warrants) were issued since December 1998 pursuant to private placements. Of these shares, approximately 21,754,496 shares have been registered pursuant to shelf registration statements and therefore may be resold (if not sold prior to the date hereof) in the public market and approximately 4,026,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of the holders of our common stock.

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this registration statement, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2004 was $98.8 million. These investments include $6.2 million of cash and cash equivalents which are due in less than 90 days, $64.4 million of short-term investments which are due in less than one year and $28.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the three months ended March 31, 2004, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next two years. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2004, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     In January 2004, the Company issued 39,468 shares of common stock to Transgenomic, Inc. as payment of the first installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. Also in January 2004, the Company issued 46,417 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The Company registered the total number of shares issued in January to Transgenomic for resale under Form S-3.

     In March 2004, the Company issued the following and registered the total number of shares for resale under Form S-3:

     •     33,662 shares of common stock to Transgenomic, Inc. as payment of the first installment under another addendum to the supply agreement pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds;

     •     363,039 shares of common stock to the David D. Bohannon Organization as an advance payment of rent due for the Company’s premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from February 1, 2004 through July 31, 2008; and

     •     46,902 shares of common stock to the Bohannon Development Company for the early termination of the lease on the premises at 255 Constitution Drive in Menlo Park, California.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

     (b) REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated March 10, 2004, announcing that Geron Corporation and Merix Bioscience, Inc. have executed an agreement (the “Agreement”) under which Geron has acquired a license under Merix’s technology to use the technology in therapeutic cancer vaccines.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION
By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: April 29, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2004.