Form 10-Q
period 2004-06-30
GERON CORPORATION
filed 2004-07-30
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

________________

FORM 10-Q

________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____ .

COMMISSION FILE NUMBER: 0-20859

________________

GERON CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2287752
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)	NO.)

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

Yes	☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.001 par value	Outstanding at July 27, 2004:
45,417,480 shares

GERON CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)	(SEE NOTE 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,026	$12,823
Restricted cash	530	530
Marketable securities	85,920	96,427
Interest and other receivables	5,122	1,146
Notes receivable from related parties	67	67
Prepaid assets	4,169	815

Total current assets	103,834	111,808
Equity investments in licensees	343	401
Notes receivable from related parties	139	172
Property and equipment, net	2,035	1,684
Deposits and other assets	231	231
Intangible assets	2,387	3,819

	$108,969	$118,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,433	$1,297
Accrued compensation	1,037	2,499
Accrued liabilities	813	762
Current portion of deferred revenue	193	227
Current portion of equipment loans	173	176
Current portion of research funding obligation	4,432	4,864

Total current liabilities	9,081	9,825
Noncurrent portion of deferred revenue	789	815
Noncurrent portion of equipment loans	113	201
Noncurrent portion of research funding obligation	—	950
Commitments
Stockholders’ equity:
Common stock	45	39
Additional paid-in capital	416,255	362,695
Deferred compensation	(172)	(231)
Accumulated deficit	(316,294)	(255,666)
Accumulated other comprehensive loss	(848)	(513)

Total stockholders’ equity	98,986	106,324

	$108,969	$118,115

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003
Revenues from collaborative agreements	$—	$36	$—	$72
License fees and royalties	366	249	614	475

Total revenues	366	285	614	547
Operating expenses:
Research and development	7,481	7,673	13,199	14,523
Acquired in-process research technology	—	—	45,150	—
General and administrative	2,053	1,265	3,444	2,721

Total operating expenses	9,534	8,938	61,793	17,244

Loss from operations	(9,168)	(8,653)	(61,179)	(16,697)
Interest and other income	385	394	883	670
Debenture conversion expense	—	(779)	—	(779)
Interest and other expense	(162)	(250)	(332)	(414)

Net loss	$(8,945)	$(9,288)	$(60,628)	$(17,220)

Basic and diluted net loss per share	$(0.20)	$(0.32)	$(1.41)	$(0.63)

Weighted average shares used in computing basic
and diluted net loss per share	45,264,590	29,452,031	42,857,203	27,193,803

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(60,628)	$(17,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570	602
Accretion and amortization on investments	1,763	520
Loss on sale of fixed asset	15	—
Interest for convertible debentures	—	(1)
Conversion expense related to modification of Series D convertible
debentures and warrants	—	779
Issuance of common stock in exchange for acquired research technology	45,150	—
Stock-based compensation	899	47
Accretion of interest on research funding obligation	245	245
Deferred compensation	59	58
Realized gain on equity investments in licensees	(24)	(1)
Amortization of intangible assets, principally research related	1,432	1,432
Changes in assets and liabilities:
Other current and noncurrent assets	(2,129)	1,474
Other current and noncurrent liabilities	688	597
Accrued research funding obligation	(1,627)	(2,289)
Translation adjustment	(6)	(21)

Net cash used in operating activities	(13,593)	(13,778)
Cash flows from investing activities:
Proceeds from sale of fixed asset	36	—
Capital expenditures	(972)	(157)
Purchases of marketable securities	(35,701)	(29,195)
Proceeds from maturities of marketable securities	44,116	—
Proceeds from sale of equity investment in licensee	201	28,704

Net cash provided by (used in) investing activities	7,680	(648)
Cash flows from financing activities:
Payments of obligations under equipment loans	(91)	(239)
Proceeds from issuances of common stock, net of issuance costs	1,207	21,017

Net cash provided by financing activities	1,116	20,778

Net (decrease) increase in cash and cash equivalents	(4,797)	6,352
Cash and cash equivalents at the beginning of the period	12,823	4,604

Cash and cash equivalents at the end of the period	$8,026	$10,956

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2004 and condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

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

A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Three and Six Months Ended June 30, 2004		Three and Six Months Ended June 30, 2003
	(In thousands, except per share amounts)

Net loss	$(8,945)	$(60,628)	$(9,288)	$(17,220)

Basic and diluted net loss per
common share	$(0.20)	$(1.41)	$(0.32)	$(0.63)

Weighted average shares of common
stock outstanding used in
computing basic and diluted net
loss per common share	45,264,590	42,857,203	29,452,031	27,193,803

Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,971,029 shares and 171,713 shares for 2004 and 2003, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at average market price during the period).

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

The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from one to 24 months.

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

The Company also has several license, option and marketing agreements with various human therapeutics, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

       In prior years, the Company received income from United States government grants that supported the Company’s research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants was recognized upon receipt of reimbursement and is included in interest and other income.

Restricted Cash

As of June 30, 2004 and December 31, 2003, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and therefore, unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. No writedowns were recorded for the three and six months ended June 30, 2004 and 2003.

Derivative Financial Instruments

The Company owns a warrant to purchase preferred stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the Company accounts for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black-Scholes valuation of such instruments in comparable companies and other indicators of the investment’s value. Any gains or losses in fair value are recorded in interest and other income. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research technology is charged to expense on the date of acquisition if it has no alternative future uses in other research and development projects, and is recorded separately on the Condensed Consolidated Statements of Operations. Research and development expenses include, but are not limited to, payroll and personnel expense, purchased intangibles from others, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.37% to 3.72% for the six months ended June 30, 2004 and 1.94% to 2.68% for the comparable period in 2003; a dividend yield of 0.0% for the six months ended June 30, 2004 and 2003; a volatility factor of the expected fair market value of the Company’s common stock of 0.9596 and 1.0388 as of June 30, 2004 and 2003, respectively; and a weighted average expected life of the options of 4 years for the six months ended June 30, 2004 and 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three and Six Months Ended June 30, 2004		Three and Six Months Ended June 30, 2003
	In thousands, except per share amounts
Net loss	$(8,945)	$(60,628)	$(9,288)	$(17,220)
Deduct:
Stock-based employee expense
determined under SFAS 123	(2,223)	(3,703)	(2,198)	(4,122)

Pro forma net loss	$(11,168)	$(64,331)	$(11,486)	$(21,342)

Basic and diluted net loss per
share as reported	$(0.20)	$(1.41)	$(0.32)	$(0.63)

Basic and diluted pro forma net
loss per share	$(0.25)	$(1.50)	$(0.39)	$(0.78)

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

The components of accumulated other comprehensive loss are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable
equity investments	$(689)	$(360)
Foreign currency translation adjustments	(159)	(153)

	$(848)	$(513)

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent legal expenses in prior years have been reclassified from research and development expense to general and administrative expense.

2. ISSUANCES OF COMMON STOCK

In April 2004, the Company issued 64,855 shares of common stock to Transgenomic, Inc. as payment of the first installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as materials are received, which is expected to be approximately three months. Also in April 2004, the Company issued 76,017 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The fair value of the common stock has been recorded as research and development expense as the materials had been delivered at the time of the stock issuance.

3. NON-MARKETABLE EQUITY INVESTMENTS IN LICENSEES

In April 2004, the Company granted a nonexclusive license to XenoTrans, Ltd. to use Geron’s nuclear transfer technology to produce transgenic pigs. Under the terms of the agreement, the Company received equity equal to 25% of the outstanding stock of XenoTrans. The Company will also receive royalties on future product sales. In accordance with the equity method of accounting, the Company increases (decreases) its carrying value of the investment by a proportionate share of XenoTrans’ earnings (losses). Any increases (decreases) are included in interest and other income. Since the Company’s share of XenoTrans’ net operating losses exceeds the original carrying value of its investment, the Company has discontinued the application of the equity method of accounting as of June 30, 2004.

In June 2004, the Company received equity equal to 10% of the outstanding stock of PanCel Corporation in connection with a nonexclusive license agreement for the use of telomerase to produce macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes in humans. Since there is no readily available market value for PanCel shares, the Company estimated the fair market value based upon PanCel’s financial statements and business plans. The value of the equity of $62,000 was recognized as license fee revenue in June 2004.

4. LITIGATION

In April 2004, Geron Corporation announced that Kirin Brewery Co., Ltd. had filed a lawsuit against Geron in the U.S. District Court for the Northern District of California. The lawsuit alleged interference with contract and interference with Kirin’s prospective business advantage in connection with Geron’s recent acquisition of rights from Merix Bioscience, Inc. for the development of cancer vaccines.

In June 2004, Geron announced the resolution of the litigation between Kirin and Geron. The settlement did not involve any payment or transfer of intellectual property rights or any other conveyance of value by either party to the other and has no effect on the existing license agreement between Geron and Merix. The lawsuit has been dismissed.

5. COLLABORATIONS

As of June 30, 2004, the registration statement underlying the Geron common stock issued to Merix in connection with the license agreement dated March 2004 was declared effective. In accordance with the license agreement, the $4,000,000 payment made by the Company to Merix under a February 2004 stock purchase agreement, which was cancelled in connection with the March 2004 license agreement, is to be returned to the Company by September 30, 2004, the 91st day following the effective date of the registration statement. As of June 30, 2004, the entire amount remains outstanding as a receivable from Merix and is included in Interest and Other Receivables on the Condensed Consolidated Balance Sheets.

In May 2004, the Company entered into a collaboration agreement with CXR Biosciences Ltd. to develop and commercialize human embryonic stem cell (hESC)-derived hepatocytes for use in in vitro assays of drug metabolism and toxicity. In connection with the collaboration, Geron and CXR will fund certain research and development costs and share in profits of future product sales.

In June 2004, the Company announced the termination of the license and collaboration agreement between Geron and Kyowa Hakko and the return of the Asian territory development and marketing rights for telomerase inhibitors that had been granted to Kyowa Hakko. The Company now holds all worldwide product rights for telomerase inhibition.

6. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Six Months Ended

(In Thousands)	June 30, 2004	June 30, 2003
	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized (loss) gain on equity investments in licensees	$(1)	$1
Net unrealized loss on marketable securities	$(329)	$(23)
Shares issued for 401(k) matching contribution and retention bonus	$978	$548
Shares or warrants issued for services	$5,332	$929
Conversion of debentures	$—	$16,509

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2004 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on February 27, 2004.

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

We also have several license, option and marketing agreements with various human therapeutics, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We recognize milestone payments upon completion of specified milestones according to contract terms. We generally recognize royalties as revenue upon receipt.

In prior years, we received income from United States government grants that supported our research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with these grants was recognized upon receipt of reimbursement and was included in interest and other income on the condensed consolidated statements of operations.

We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of June 30, 2004, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

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

At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of June 30, 2004, no revisions to the effective interest rate or amortization period have been made and we do not expect revisions in the future.

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

In valuing our options using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income and earnings per share if the compensation expense had been recognized based on the fair value method. As of June 30, 2004, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

In valuing our warrants using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrant. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of June 30, 2004, no revisions to the assumptions used in the Black-Scholes option pricing model have been made and we do not expect revisions in the future.

RESULTS OF OPERATIONS

Revenues

We recognized no revenues from collaborative agreements for the three and six months ended June 30, 2004, respectively, compared to $36,000 and $72,000 for the comparable periods in 2003. Revenues recognized in 2003 primarily related to a consulting arrangement.

We have entered into license and option agreements with various companies involved in fields such as therapeutics, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination, which may be payable in cash or equity securities or both. We recognized license and option fee revenues of $319,000 and $560,000 for the three and six months ended June 30, 2004, respectively, as compared to $195,000 and $380,000 for the same periods in 2003 related to our various agreements. The increase in license fee revenue for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to new license agreements signed for Geron’s telomerase technology during the second quarter of 2004. Also, we received royalties of $47,000 and $54,000 for the three and six months ended June 30, 2004, respectively, compared to $54,000 and $95,000 for the comparable periods in 2003, on product sales of telomerase detection and measurement kits to the research-use-only market and cell-based research products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenues of $81,000 during the remainder of 2004, $195,000 in 2005, $165,000 in 2006, $136,000 in 2007 and $405,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

Research and development expenses were $7.5 million and $13.2 million for the three and six months ended June 30, 2004, respectively, compared to $7.7 million and $14.5 million for the comparable periods in 2003. The overall decrease for the 2004 second quarter compared to the 2003 second quarter was primarily due to reduced facilities expense. The overall decrease for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was the result of lower manufacturing costs for our telomerase inhibitor compounds of $1.1 million and reduced personnel-related costs of $285,000. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and testing of our telomerase inhibitor compounds, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Our telomerase inhibitor compounds, GRN163 and GRN163L, are in preclinical animal toxicology and efficacy studies. We hope to complete the preclinical studies successfully during the next year, after which we expect to prepare and file an IND application. A telomerase therapeutic vaccine for patients with metastatic prostate cancer is currently in an investigator-sponsored Phase I/II clinical study at Duke University Medical Center.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to derive, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In three of these cell types, we have preliminary results indicating efficacy as evidenced by functional recovery of the treated animals. After completion of these studies, we expect to begin one or more Phase I clinical trials, most likely including one for the treatment of spinal cord injury.

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Oncology	$4,275	$4,715	$6,893	$8,467
hESC Therapies	3,206	2,958	6,306	6,056

Total	$7,481	$7,673	$13,199	$14,523

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase I, II, and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes among other things very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

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

For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-sections titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more product candidates may not result in any commercially viable products” in the section of Item 2 entitled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

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

16

General and Administrative Expenses

General and administrative expenses were $2.1 million and $3.4 million for the three and six months ended June 30, 2004, respectively, compared to $1.3 million and $2.7 million for the comparable periods in 2003. The increase in general and administrative expenses for the 2004 second quarter compared to the 2003 second quarter was due to an increase of corporate legal and accounting expenses of $214,000 as a result of the Kirin litigation and various stock issuances and an increase in patent legal costs of $425,000. The overall increase in general and administrative expenses for the six months ended June 30, 2004 reflects an increase in corporate legal and accounting expenses of $243,000, an increase in patent legal costs of $495,000 and an increase in personnel-related costs of approximately $150,000. We expect general and administrative expenses related to accounting to increase substantially in order to comply with significant new government imposed procedures, reporting and audit requirements.

Interest and Other Income

Interest income was $385,000 and $809,000 for the three and six months ended June 30, 2004, respectively, compared to $222,000 and $471,000 for the comparable periods in 2003. The increase in interest income for 2004 compared to 2003 was due to higher cash and investment balances as a result of proceeds received from equity financings in 2003. Interest earned in the future will depend on future funding and prevailing interest rates.

We also received zero and $74,000 in research payments under government grants for the three and six months ended June 30, 2004, respectively, compared to $172,000 and $199,000 for the comparable periods in 2003. Our existing government grant expired in September 2003.

Interest and Other Expense

Interest and other expense was $162,000 and $332,000 for the three and six months ended June 30, 2004, respectively, compared to $250,000 and $414,000 for the comparable periods in 2003. Interest and other expense in 2003 included interest accruals associated with convertible debentures. All outstanding convertible debentures were fully converted by June 30, 2003.

Net Loss

Net loss was $8.9 million and $60.6 million for the three and six months ended June 30, 2004, respectively, compared to $9.3 million and $17.2 million for the comparable periods in 2003. The decrease in net loss for the three months ended June 30, 2004 was the result of reduced operating expenses primarily due to our January 2003 restructuring. The overall increase in net loss for the six months ended June 30, 2004 was primarily the result of the acquired in-process research technology expense of $45.2 million associated with the Merix transaction.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2004 totaled $94.5 million compared to $109.8 million at December 31, 2003. The decrease in cash, cash equivalents and investments for the six months ended June 30, 2004 was primarily the result of the use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

Net cash used in operations was $13.6 million for the six months ended June 30, 2004 compared to $13.8 million for the comparable period in 2003. The decrease was the result of reduced cash operating expenses for facilities rent and certain patent legal costs.

For the six months ended June 30, 2004, we invested approximately $972,000 in property and equipment compared to $157,000 for the comparable 2003 period. For the six months ended June 30, 2004 and 2003, no equipment was financed through equipment financing. As of June 30, 2004, we had approximately $286,000 outstanding under our current equipment financing arrangements and had approximately $1.3 million available for borrowing under our equipment financing arrangements. The drawdown period under the equipment financing arrangements will expire on September 30, 2004. Prior to that date, we intend to renew the commitment for an equipment financing facility. If we are unable to renew the commitment or obtain other financing alternatives, then we will need to spend our own resources for equipment purchases.

17

As of June 30, 2004, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period

Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)

Equipment loans	$286	$85	$201	—	—
Research funding (2)	7,213	1,989	4,239	$394	$591

Total contractual cash obligations	$7,499	$2,074	$4,440	$394	$591

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including the Roslin Institute.

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

Potential lead drug compounds or product candidates identified through our research programs will require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates and compounds we have identified may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be approved by regulators or marketed successfully. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs to be successful, any program may be abandoned, even after we have expended significant resources on the program, such as our investments in telomerase technology and human embryonic stem cells, which could cause a sharp drop in our stock price.

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

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2004, our accumulated net loss was approximately $316.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

We are unable to estimate at this time whether we will receive any substantial revenue from the sale of diagnostic product candidates and telomerase-immortalized cell lines, and do not currently expect to receive sufficient revenues from the sale of these product candidates, if developed, to sustain our operations. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•      the accuracy of the assumptions underlying our estimates for our capital needs in 2004 and beyond;

•	the magnitude and scope of our research and development programs;

•       the progress we make in our research and development programs and in preclinical development and clinical trials;

•       our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the number and type of product candidates that we pursue;
•	the time and costs involved in obtaining regulatory approvals; and

•       the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

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

Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there were more than 100 approved anti-cancer products on the market in the United States, and several hundred in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

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

All of our product candidates are currently in early stages of product development. We will need to receive regulatory approval for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. We currently have no experience as a company in conducting such trials. Such trials would require either additional financial and management resources, or reliance on third-party clinical investigators or clinical research organizations (CROs). Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. A recent decision in this interference found that all claims in the University of Massachusetts patent in question were unpatentable, and denied motions attacking the patentability of the claims in our patent application. While this was a positive finding for us the proceeding is still ongoing and, as in any legal proceeding, the outcome is uncertain. We have also filed requests for additional interferences with other University of Massachusetts patents in the same field; to date one of these additional requests has been granted. In March 2002, a second interference was declared involving the same Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was recently resolved with a judgment in our favor.

Outside of the United States, certain jurisdictions, such as Europe and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending against oppositions filed by others. For example, we have filed an opposition to a European patent granted to GemVax AS, a Norwegian company, relating to the use of telomerase peptides for the treatment and prophylaxis of cancer, and GemVax has filed an opposition to a European patent granted to us relating to telomerase, including the use of telomerase in cancer vaccines. Both oppositions are currently ongoing.

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

Our business depends on several critical technologies that are based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. For example, third parties are principally responsible for developing oncolytic virus therapeutics and diagnostics using our telomerase technology and an academic institution is conducting the current clinical trial of the telomerase therapeutic cancer vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our product candidates.

We rely extensively upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request, and other consultants with expertise in clinical development strategy or other matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

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

If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop our product candidates could be significantly harmed.

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

25

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

Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals or clearances. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval or clearance for a product candidate. Delays in obtaining regulatory agency approvals or clearances could

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
26

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

Historically, our stock price has been extremely volatile. Between January 1998 and June 2004, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between June 1, 2002 and June 30, 2004, the price has ranged between a high of $16.15 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

•        announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	comments by securities analysts;
•	general market conditions;
•	public concern with respect to our product candidates; or
•	the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

Sales of substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2004, we had 45,340,700 shares of common stock outstanding. Of these shares, approximately 21,895,368 shares have been registered pursuant to shelf registration statements including 5,584,475 shares registered pursuant to shelf registration statements that were declared effective in June 2004, and therefore may be resold (if not sold prior to the date hereof) in the public market. Approximately 4,026,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

In addition, we have issued our common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we typically agree to register the shares for resale soon after their issuance. We may continue to pay for certain goods and services in this manner, which would dilute your interest in Geron. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2004 was $92.9 million. These investments include $7.0 million of cash equivalents which are due in less than 90 days, $70.4 million of short-term investments which are due in less than one year and $15.5 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2004, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next year. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2004, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting .. There was no change in our internal control over financial reporting during our 2004 second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, Geron Corporation announced that Kirin Brewery Co., Ltd. had filed a lawsuit against Geron in the U.S. District Court for the Northern District of California. The lawsuit alleged interference with contract and interference with Kirin’s prospective business advantage in connection with Geron’s recent acquisition of rights from Merix Bioscience, Inc. for the development of cancer vaccines.

In June 2004, Geron announced the resolution of the litigation between Kirin and Geron. The settlement did not involve any payment by either party to the other and has no effect on the existing license agreement between Geron and Merix. The lawsuit has been dismissed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In April 2004, the Company issued 64,855 shares of common stock to Transgenomic, Inc. as payment of the first installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. Also in April 2004, the Company issued 76,017 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The Company registered the total number of shares issued in April to Transgenomic for resale under Form S-3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 27, 2004, at 8:30 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 40,131,456 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

(a)	As listed below, all of the nominees for Class II Directors were elected at the meeting.

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES ABSTAINING	NO. OF COMMON VOTES WITHHELD

Thomas D. Kiley	38,955,914	1,175,542	0
Edward V. Fritzky	39,817,598	313,858	0

(b)

The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004 was ratified. There were 39,531,528 shares of Common Stock voting in favor, 525,429 shares of Common Stock voting against and 74,499 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION None 31

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS
Exhibit Number	Description

10.1*	Lease Termination and Advance Payment Agreement dated as of March 23, 2004 by and between Registrant, David D. Bohannon Organization and Bohannon Development Company
10.2*	Fourth Amendment to Lease dated March 23, 2004 by and between Registrant and David D. Bohannon Organization
10.3*	Amendment to Lease dated March 23, 2004 by and between Registrant and David D. Bohannon Organization
10.4**†	License Agreement dated as of March 6, 2004 by and between Registrant and Merix Bioscience, Inc.
31.1	Certification of Chief Executive Officer pursuant to Form of Rule
13a-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
31.2	Certification of Chief Financial Officer pursuant to Form of Rule
13a-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.

_________

*     Previously filed as an exhibit to Form S-3 filed on March 29, 2004.

**   Previously filed as an exhibit to Amendment No. 1 to Form S-3 filed on June 25, 2004.

†      Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K
(i)

The Registrant filed a report on Form 8-K, dated April 28, 2004, announcing that Kirin Brewery Co., Ltd. had filed a lawsuit against the Registrant in the U.S. District Court for the Northern District of California. The lawsuit alleged interference with contract and interference with Kirin’s prospective business advantage in connection with the Registrant’s recent acquisition of rights from Merix Bioscience, Inc. for the development of cancer vaccines.

(ii)

The Registrant filed a report on Form 8-K, dated June 22, 2004, announcing that the Registrant and Kirin Brewery Co., Ltd. had amicably resolved the litigation between them. The settlement did not involve any payment by either party to the other and has no effect on the existing license agreement between the Registrant and Merix Bioscience, Inc., and the lawsuit is being dismissed.

(iii)

The Registrant filed a report on Form 8-K, dated June 30, 2004, announcing that Kyowa Hakko Kogyo Co., Ltd. had returned Asian territory development and marketing rights for the Registrant’s telomerase inhibitors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief Financial Officer (Duly
Authorized Signatory)

Date: July 30, 2004

EXHIBIT INDEX

Exhibit Number
                                                        Description

10.1*	Lease Termination and Advance Payment Agreement dated as of March 23, 2004 by and between Registrant, David D. Bohannon Organization and Bohannon Development Company
10.2*	Fourth Amendment to Lease dated March 23, 2004 by and between Registrant and David D. Bohannon Organization
10.3*	Amendment to Lease dated March 23, 2004 by and between Registrant and David D. Bohannon Organization
10.4**†	License Agreement dated as of March 6, 2004 by and between Registrant and Merix Bioscience, Inc.
31.1	Certification of Chief Executive Officer pursuant to Form of Rule
13a-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
31.2	Certification of Chief Financial Officer pursuant to Form of Rule
13a-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated July 30, 2004.

 _________

*     Previously filed as an exhibit to Form S-3 filed on March 29, 2004.

**   Previously filed as an exhibit to Amendment No. 1 to Form S-3 filed on June 25, 2004.

†     Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.