Form 10-Q
period 2004-09-30
GERON CORPORATION
filed 2004-10-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes |X|       No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes |X|       No |_|

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock, $0.001 par value	Outstanding at October 25, 2004: 45,633,456 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

	(UNAUDITED)	(SEE NOTE 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,185	$12,823
Restricted cash	530	530
Marketable securities	80,015	96,427
Interest and other receivables	960	1,146
Notes receivable from related parties	67	67
Prepaid assets	3,371	815

Total current assets	95,128	111,808
Equity investments in licensees	330	401
Notes receivable from related parties	135	172
Property and equipment, net	2,173	1,684
Deposits and other assets	202	231
Intangible assets	1,671	3,819

	$99,639	$118,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,667	$1,297
Accrued compensation	1,304	2,499
Accrued liabilities	677	762
Current portion of deferred revenue	210	227
Current portion of equipment loans	162	176
Current portion of research funding obligation	3,615	4,864

Total current liabilities	7,635	9,825
Noncurrent portion of deferred revenue	751	815
Noncurrent portion of equipment loans	82	201
Noncurrent portion of research funding obligation	—	950
Commitments
Stockholders’ equity:
Common stock	45	39
Additional paid-in capital	418,578	362,695
Deferred compensation	(140)	(231)
Accumulated deficit	(326,596)	(255,666)
Accumulated other comprehensive loss	(716)	(513)

Total stockholders’ equity	91,171	106,324

	$99,639	$118,115

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

Revenues from collaborative agreements	$—	$—	$—	$72
License fees and royalties	101	472	715	947

Total revenues	101	472	715	1,019
Operating expenses:
Research and development	8,900	4,713	22,099	19,236
Acquired in-process research
technology	—	—	45,150	—
General and administrative	1,676	996	5,120	3,717

Total operating expenses	10,576	5,709	72,369	22,953

Loss from operations	(10,475)	(5,237)	(71,654)	(21,934)
Interest and other income	348	287	1,231	957
Debenture conversion expense	—	—	—	(779)
Interest and other expense	(175)	(157)	(507)	(571)

Net loss	$(10,302)	$(5,107)	$(70,930)	$(22,327)

Basic and diluted net loss per share	$(0.23)	$(0.15)	$(1.62)	$(0.76)

Weighted average shares used in
computing basic and diluted net
loss per share	45,442,854	33,189,213	43,719,086	29,192,273

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(70,930)	$(22,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	898
Accretion and amortization on investments	2,314	816
Loss on sale of fixed asset	15	—
Interest for convertible debentures	—	(1)
Conversion expense related to modification of Series D
convertible debentures and warrants	—	779
Issuance of common stock in exchange for acquired research
technology	45,150	—
Stock-based compensation	3,165	47
Accretion of interest on research funding obligation	368	368
Amortization of deferred compensation	91	78
Realized loss on equity investments in licensees	15	—
Amortization of intangible assets, principally research related	2,148	2,148
Accrued research funding obligation	(2,567)	(3,280)
Changes in assets and liabilities:
Other current and noncurrent assets	2,862	1,414
Other current and noncurrent liabilities	61	429
Translation adjustment	1	(78)

Net cash used in operating activities	(16,484)	(18,709)
Cash flows from investing activities:
Proceeds from sale of fixed asset	36	—
Capital expenditures	(1,363)	(257)
Purchases of marketable securities	(47,023)	(42,623)
Proceeds from maturities of marketable securities	60,893	43,079
Proceeds from sale of equity investment in licensee	201	—

Net cash provided by investing activities	12,744	199
Cash flows from financing activities:
Payments of obligations under equipment loans	(133)	(311)
Proceeds from issuances of common stock, net of issuance costs	1,235	22,259

Net cash provided by financing activities	1,102	21,948

Net (decrease) increase in cash and cash equivalents	(2,638)	3,438
Cash and cash equivalents at the beginning of the period	12,823	4,604

Cash and cash equivalents at the end of the period	$10,185	$8,042

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2004 and condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

Principles of Consolidation

        The consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. Intercompany accounts and transactions have been eliminated. The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’equity.

Net Loss Per Share

        Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share would include any dilutive effect of options, warrants and other convertible securities.

        A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Three and Nine Months Ended		Three and Nine Months Ended

	September 30, 2004		September 30, 2003

	(In thousands, except per share amounts)
Net loss	$(10,302)	$(70,930)	$(5,107)	$(22,327)

Basic and diluted net loss per common
share	$(0.23)	$(1.62)	$(0.15)	$(0.76)

Weighted average shares of common
stock outstanding used in computing
basic and diluted net loss per common
share	45,442,854	43,719,086	33,189,213	29,192,273

        Because the Company is in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of options, warrants and convertible securities which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,582,060 shares and 760,331 shares for 2004 and 2003, respectively related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at average market price during the period).

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

        The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been immaterial to date. Declines in market value judged other-than-temporary result in a charge to interest income. Dividend and interest income are recognized when earned. The Company’s investments include corporate notes in United States corporations with original maturities ranging from three to 24 months.

Revenue Recognition

        Geron has recognized revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. The Company’s revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the end user and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

        The Company has several license and marketing agreements with various human therapeutics, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, the Company receives nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if the Company has continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

        In prior years, a substantial portion of the Company’s revenues had been generated from license and research agreements with collaborators. The Company recognized revenue under those collaborative agreements as the related research and development costs were incurred. Deferred revenue represented the portion of research payments received which have not been earned. Milestone fees were recognized upon completion of specified milestones according to contract terms.

        In prior years, the Company received income from United States government grants that supported the Company’s research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with those grants was recognized upon receipt of reimbursement and was included in interest and other income.

Restricted Cash

        As of September 30, 2004 and December 31, 2003, the Company held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

        Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at market value as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and therefore, unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method. No writedowns were recorded for the three and nine months ended September 30, 2004 and 2003.

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

        Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.37% to 3.72% for the nine months ended September 30, 2004 and 1.57% to 2.96% for the comparable period in 2003; a dividend yield of 0.0% for the nine months ended September 30, 2004 and 2003; a volatility factor of the expected fair market value of the Company’s common stock of 0.9343 and 1.0716 for the periods ending September 30, 2004 and 2003, respectively; and a weighted average expected life of the options of 4 years for the nine months ended September 30, 2004 and 2003.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows:

	Three and Nine Months Ended		Three and Nine Months Ended

	September 30, 2004		September 30, 2003

	(In thousands, except per share amounts)
Net loss	$(10,302)	$(70,930)	$(5,107)	$(22,327)
Deduct:
Stock-based employee expense
determined under SFAS 123	(1,592)	(5,295)	(1,690)	(5,813)

Pro forma net loss	$(11,894)	$(76,225)	$(6,797)	$(28,140)

Basic and diluted net loss per share as
reported	$(0.23)	$(1.62)	$(0.15)	$(0.76)

Basic and diluted pro forma net loss per
share	$(0.26)	$(1.74)	$(0.20)	$(0.96)

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

        The components of accumulated other comprehensive loss are as follows:

	September 30, 2004	December 31, 2003

	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable
equity investments	$(564)	$(360)
Foreign currency translation adjustments	(152)	(153)

	$(716)	$(513)

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance. The Company is in the process of evaluating the effect of adopting EITF 03-1.

        In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

Reclassifications

        Certain reclassifications of prior year amounts have been made to conform to current year presentation. Patent legal expenses in prior years have been reclassified from research and development expense to general and administrative expense.

2. ISSUANCES OF COMMON STOCK

        In July 2004, the Company issued 75,247 shares of common stock to Transgenomic, Inc. as payment of the final installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as research and development expense as the materials were delivered before the time of the stock issuance.

        In September 2004, the Company issued 208,131 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The fair value of the common stock has been recorded as research and development expense as the stock was issued after the materials had been delivered.

3. MERIX RECEIVABLE

        In February 2004, the Company paid Merix Bioscience, Inc. $4,000,000 as a deposit under an agreement for the purchase by the Company of shares of Merix stock. That stock purchase agreement was cancelled in connection with the March 2004 license agreement between the Company and Merix and pursuant to the March 2004 license agreement, Merix repaid the $4,000,000 to the Company on September 29, 2004. As of September 30, 2004, no amount remains outstanding from Merix.

4. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Nine Months Ended

(In Thousands)	September 30, 2004	September 30, 2003

	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized gain on equity investments in licensees	$24	$62
Net unrealized loss on marketable securities	$(228)	$(53)
Shares issued for 401(k) matching contribution and retention bonus	$978	$548
Shares or warrants issued for services	$5,361	$1,228
Conversion of debentures	$—	$16,509

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

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2004 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on February 27, 2004.

        Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

        We have several license and marketing agreements with various human therapeutics, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we may receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or a combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the period of the option agreement. We recognize milestone payments upon completion of specified milestones according to contract terms. We generally recognize royalties as revenue upon receipt.

        In prior years, a substantial portion of our revenues was generated from license and research agreements with collaborators. We recognized cost reimbursement revenue under those collaborative agreements as the related research and development costs were incurred. Deferred revenue represented the portion of research payments received which had not been earned. We recognized milestone fees upon completion of specified milestones according to contract terms.

        In prior years, we received income from United States government grants that supported our research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Income associated with those grants was recognized upon receipt of reimbursement and was included in interest and other income on the condensed consolidated statements of operations.

        We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of September 30, 2004, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

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

        At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of September 30, 2004, no revisions to the effective interest rate or amortization period have been made and we do not expect revisions in the future. Adjustments to the amortization period may occur as we near the end of contractual funding period and evaluate our continuing research support.

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

        In valuing our options using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income and earnings per share if compensation expense had been recognized based on the fair value method. As of September 30, 2004, no revisions have been made to the method we use for deriving assumptions for the Black-Scholes option pricing model and we do not expect revisions to the methodology in the future.

        In valuing our warrants using the Black-Scholes option pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrant. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of September 30, 2004, no revisions have been made to the method we use for deriving assumptions for the Black- Scholes option pricing model and we do not expect revisions to the methodology in the future.

RESULTS OF OPERATIONS

Revenues

        We recognized no revenues from collaborative agreements for the three and nine months ended September 30, 2004, respectively, compared to none and $72,000 for the comparable periods in 2003. Revenues recognized in 2003 primarily related to a consulting arrangement.

        We have entered into license and option agreements with various companies involved in fields such as therapeutics, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have conveyed certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments, royalties on future sales, or any combination, which may be payable in cash or equity securities or both. We recognized license and option fee revenues of $64,000 and $624,000 for the three and nine months ended September 30, 2004, respectively, as compared to $456,000 and $836,000 for the same periods in 2003 related to our various agreements. In the third quarter of 2003 we recognized a $250,000 milestone payment in connection with our telomerase oncolytic virus program. No milestone payments were received in the third quarter of 2004. Also, we received royalties of $37,000 and $91,000 for the three and nine months ended September 30, 2004, respectively, compared to $16,000 and $111,000 for the comparable periods in 2003, on product sales of telomerase detection and measurement kits to the research-use-only market and cell-based research products. License, option fee and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenues of $47,000 during the remainder of 2004, $207,000 in 2005, $165,000 in 2006, $137,000 in 2007 and $405,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future results.

Research and Development Expenses

        Research and development expenses were $8.9 million and $22.1 million for the three and nine months ended September 30, 2004, respectively, compared to $4.7 million and $19.2 million for the comparable periods in 2003. The overall increase for the 2004 third quarter compared to the 2003 third quarter was primarily due to an increase of $3.3 million for raw materials for the manufacture of GRN163L, $480,000 for animal toxicology studies related to the clinical development of GRN163L and $301,000 for clinical consulting and sponsored research at other academic laboratories. The overall increase for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to an increase of $2.2 million for raw materials for the manufacture of GRN163L and $630,000 for animal toxicology studies related to the clinical development of GRN163L. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and testing of our telomerase inhibitor compounds, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

        Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Our telomerase inhibitor compounds, GRN163 and GRN163L, are in preclinical animal toxicology and efficacy studies. We hope to complete the preclinical studies successfully by the beginning of next year, after which we expect to prepare and file an IND application. A telomerase therapeutic vaccine for patients with metastatic prostate cancer is currently in an investigator-sponsored Phase I/II clinical study at Duke University Medical Center. We plan to fund several optimization studies at Duke over the next year in order to enhance the current clinical protocols.

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

        Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Unaudited)
Oncology	$5,583	$1,765	$12,476	$10,232
hESC Therapies	3,317	2,948	9,623	9,004

Total	$8,900	$4,713	$22,099	$19,236

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

        We acquired rights to the Merix technology for commercial development of our therapeutic cancer vaccine. Further development of the technology is required before we can enter into advanced clinical trials for a potential commercial application. We have concluded that this technology has no alternative future use as defined in Statement of Financial Accounting Standards No. 2, and accordingly, expensed the value of the acquired in-process research technology of $45.2 million at the time of acquisition.

General and Administrative Expenses

        General and administrative expenses were $1.7 million and $5.1 million for the three and nine months ended September 30, 2004, respectively, compared to $996,000 and $3.7 million for the comparable periods in 2003. The increase in general and administrative expenses for the 2004 third quarter compared to the 2003 third quarter was due to an increase in patent legal costs of $401,000 and an increase in accounting expenses of $131,000 for additional regulatory compliance related to the Sarbanes-Oxley Act. The overall increase in general and administrative expenses for the nine months ended September 30, 2004 primarily reflects an increase in patent legal costs of $896,000 and an increase in corporate legal and accounting expenses of $374,000 for additional regulatory compliance related to the Sarbanes-Oxley Act and various stock issuances. We expect general and administrative expenses related to accounting to increase substantially in order to comply with significant new government imposed procedures, reporting and audit requirements.

Interest and Other Income

        Interest income was $348,000 and $1.1 million for the three and nine months ended September 30, 2004, respectively, compared to $188,000 and $658,000 for the comparable periods in 2003. The increase in interest income for 2004 compared to 2003 was due to higher cash and investment balances as a result of proceeds received from equity financings in 2003. Interest earned in the future will depend on future funding and prevailing interest rates.

        We also received zero and $74,000 in research payments under government grants for the three and nine months ended September 30, 2004, respectively, compared to $99,000 and $299,000 for the comparable periods in 2003. Our existing government grant expired in September 2003.

Interest and Other Expense

        Interest and other expense was $175,000 and $507,000 for the three and nine months ended September 30, 2004, respectively, compared to $157,000 and $571,000 for the comparable periods in 2003. Interest and other expense in 2003 included interest accruals associated with convertible debentures. All outstanding convertible debentures were fully converted by June 30, 2003.

Net Loss

        Net loss was $10.3 million and $70.9 million for the three and nine months ended September 30, 2004, respectively, compared to $5.1 million and $22.3 million for the comparable periods in 2003. The increase in net loss for the three months ended September 30, 2004 was primarily the result of increased operating expenses associated with the clinical development of GRN163L. The overall increase in net loss for the nine months ended September 30, 2004 was primarily due to the acquired in-process research technology expense of $45.2 million resulting from the Merix transaction and increased research and development expense associated with the clinical development of GRN163L.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, restricted cash, cash equivalents and marketable securities at September 30, 2004 totaled $90.7 million compared to $109.8 million at December 31, 2003. The decrease in cash, cash equivalents and investments for the nine months ended September 30, 2004 was primarily the result of the use of cash in operations. Our investment policy is to invest these funds in liquid, investment-grade securities, such as interest-bearing money market funds, commercial paper and municipal securities.

        Net cash used in operations was $16.5 million for the nine months ended September 30, 2004 compared to $18.7 million for the comparable period in 2003. The decrease was the result of reduced cash operating expenses for facilities rent and certain patent legal costs and expenses for certain raw materials for the manufacturing of GRN163L.

        For the nine months ended September 30, 2004, we invested approximately $1.4 million in property and equipment compared to $257,000 for the comparable 2003 period. The increase in property and equipment in 2004 is primarily due to the construction of a manufacturing lab for the hESC programs. For the nine months ended September 30, 2004 and 2003, no equipment was financed through equipment financing. As of September 30, 2004, we had approximately $244,000 outstanding under our current equipment financing arrangements and had approximately $1.3 million available for borrowing under our equipment financing arrangements. The drawdown periods under the equipment financing arrangements have been renewed and will expire on September 30, 2005. Prior to that date, we intend to renew the commitment for an equipment financing facility. If we are unable to renew the commitment or obtain other financing alternatives, then we will be required to spend our own resources for equipment purchases.

        Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2004 compared to $21.9 million for the comparable period in 2003. The decrease was primarily due to fewer equity financings in 2004 than 2003. In April 2003, the Company received proceeds of approximately $19.0 million from the sale of Geron common stock.

        As of September 30, 2004, our contractual obligations for the next five years and thereafter are as follows:

Contractual Obligations (1)	Principal Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(Amounts in thousands)
Equipment loans	$244	$43	$201	—	—
Research funding (2)	8,020	2,686	4,349	$394	$591

Total contractual cash
obligations	$8,264	$2,729	$4,550	$394	$591

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including the Roslin Institute.

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

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance. The Company is in the process of evaluating the effect of adopting EITF 03-1.

        In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

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

        We have incurred operating losses every year since our operations began in 1990. As of September 30, 2004, our accumulated net loss was approximately $326.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

        We are unable to estimate at this time whether we will ever receive substantial revenue from the sale of diagnostic product candidates and telomerase-immortalized cell lines, and do not currently expect to receive sufficient revenues from the sale of these product candidates, if developed, to sustain our operations. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

        Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there are more than 100 approved anti-cancer products on the market in the United States, and several hundred in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

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

        The interference process can also be used to challenge a patent that has been issued to another party. In 2001, the U.S. Patent Office granted our request for the declaration of an interference between one of our pending applications relating to nuclear transfer and an issued patent, held by the University of Massachusetts. We requested this interference in order to clarify our patent rights in nuclear transfer technology. A recent decision in this interference found that all claims in the University of Massachusetts patent in question were unpatentable, and denied motions attacking the patentability of the claims in our patent application. While this was a positive finding for us the proceeding is still ongoing and, as in any legal proceeding, the outcome is uncertain. We have also filed requests for additional interferences with other University of Massachusetts patents in the same field; to date one of these additional requests has been granted. In March 2002, a second interference was declared involving the same Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was resolved earlier this year with a judgment in our favor.

        Outside of the United States, certain jurisdictions, such as Europe and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending against oppositions filed by others. For example, we have filed an opposition to a European patent granted to GemVax AS, a Norwegian company, relating to the use of telomerase peptides for the treatment and prophylaxis of cancer, and GemVax has filed an opposition to a European patent granted to us relating to telomerase, including the use of telomerase in cancer vaccines. These are among a number of overseas patent oppositions in which we are currently engaged.

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

        Historically, our stock price has been extremely volatile. Between January 1998 and September 2004, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between September 1, 2002 and September 30, 2004, the price has ranged between a high of $16.15 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

        Sales of substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2004, we had 45,633,206 shares of common stock outstanding. Of these shares, approximately 22,178,746 shares have been registered pursuant to shelf registration statements including 5,584,475 shares registered pursuant to shelf registration statements that were declared effective in June 2004, and therefore may be resold (if not sold prior to the date hereof) in the public market. Approximately 4,026,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

        Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2004 was $89.6 million. These investments include $9.6 million of cash equivalents which are due in less than 90 days, $66.8 million of short-term investments which are due in less than one year and $13.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure.

        Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2004, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next year. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2004, we did not engage in foreign currency hedging activities.

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

        (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our 2004 third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        In July 2004, the Company issued 75,247 shares of common stock to Transgenomic, Inc. as payment of the final installment under an addendum to the Company’s supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as research and development expense as the materials were delivered before the time of the stock issuance.

        In September 2004, the Company issued 208,131 shares of common stock to Transgenomic as payment of the final installment under a separate addendum to the supply agreement. The fair value of the common stock has been recorded as research and development expense as the materials were delivered before the time of the stock issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

(b)	REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION By: /s/ DAVID L. GREENWOOD ———————————————————— David L. Greenwood Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: October 29, 2004

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2004.