Form 10-K
period 2004-12-31
GERON CORPORATION
filed 2005-02-28
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
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
Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒               No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    ☒           No    ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $323,712,452 based upon the closing price of the common stock on June 30, 2004 on The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2005, there were 54,568,040 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10-K Parts
Portions of the Registrant’s definitive proxy statement for the 2005 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year end December 31, 2004
III

Forward-Looking Statements

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation (“Geron”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron’s potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron’s intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in “Additional Factors That May Affect Future Results” set forth in Item 1 of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1.  Business

Overview

     We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology.

     Telomerase is an enzyme that is expressed in nearly all cancer cells, but not in most normal cells. We hope to kill cancer cells by inhibiting or targeting telomerase, and to diagnose cancer by measuring telomerase activity.

     Human embryonic stem cells can develop and differentiate into all cells and tissues in the body. As such, they are a potential source of cells and tissues that we could use to replace those that are damaged in a wide range of chronic diseases.

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

     We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in the regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as replicative senescence or aging. Thus, this shortening of the telomeres effectively serves as a molecular “clock” for cellular aging. We and others have shown that when the enzyme telomerase is introduced into normal cells, it can restore telomere length — reset the “clock” — thereby increasing the functional lifespan of the cells. Importantly, it does this without altering the cells’ biology or causing them to become cancerous. Human telomerase, a complex enzyme, is composed of a ribonucleic acid (RNA) component, known as hTR, a protein component, known as hTERT, and other accessory proteins. In 1994, we cloned the gene for hTR, and in 1997, in collaboration with Dr. Thomas Cech, we cloned the gene for hTERT.

     Our work and that of others has shown that telomerase is not present in most normal cells and tissues, but that during cancer progression, telomerase is abnormally reactivated in all major cancer types. We have shown that while telomerase does not cause cancer (which is caused by mutations in oncogenes and tumor suppressor genes), the continued presence of telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. We and others have shown in various tumor models that inhibiting telomerase activity results in telomere shortening and causes aging or death of the cancer cell.

     Although telomerase is expressed in nearly all cancer cells, it is not expressed in most normal cells. That gives telomerase the potential of being both a universal as well as a highly specific cancer target. This specificity means that drugs and biologics that attack cancer cells by targeting telomerase may leave other cells unaffected, and thus should have fewer side effects than conventional chemotherapeutic agents that typically attack both cancer and non-cancer cells.

     We are working to develop anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and, through our licensees, telomerase-based oncolytic (cancer-killing) viruses. We also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

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

     The ability of hESCs to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. We have demonstrated that hESCs express telomerase continuously, a characteristic of immortal cells. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore age, limiting their use in research or therapeutic applications. hESCs can be expanded in culture indefinitely and hence can be banked for scaled product manufacture.

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

Commercial Opportunities for Our Major Technology Platforms

Oncology

Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimates that approximately 1.4 million new cancer cases are expected to be diagnosed in 2005. Overall annual costs associated with cancer in 2004 were $189.8 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

We, our collaborators and our licensees are developing a range of anti-cancer therapies, including, anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and telomerase-based oncolytic (cancer-killing) viruses, and diagnostics based on telomerase detection. We believe telomerase is an ideal target for cancer therapeutics and diagnostics because it appears to be both universal — it is expressed in all major types of cancers studied to date — and specific — it is not expressed in most normal cells. We believe that we have the dominant patent position in the field of telomerase. Whether it is achieved by us or by our collaborators and licensees, we believe that progress in the development of any of these telomerase-based cancer therapeutics will further validate the importance of telomerase as a cancer target and therefore benefit all of our telomerase cancer programs.

Telomerase Inhibition. Telomerase activation is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore cause aging and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and other forms of cellular stress, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are not expected to be toxic to normal cells.

We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, that target the template region, or active site, of telomerase. Our work has focused on two of these oligonucleotides, called GRN163 and GRN163L, and we have demonstrated that they have highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems, and animal studies.

Our compounds GRN163 and GRN163L are direct enzyme inhibitors, not antisense compounds. They are smaller (lower molecular weight) than typical antisense compounds or other oligonucleotide drug candidates, and we expect them to be administered either locally or systemically. They do not inhibit other critical nucleic acid-modifying enzymes and do not appear to be toxic to normal cells at concentrations needed to inhibit telomerase in tumor cells. Both compounds use a special thiophosphoramidate chemical backbone, for which we acquired key patents in March 2002 from Lynx Therapeutics.

We and our collaborators have so far tested GRN163 in vitro on 13 different cancer cells and demonstrated significant inhibition of telomerase activity in all of them. Research by our collaborators has shown that these compounds inhibit the growth of malignant human glioblastoma (brain cancer) cells, prostate cancer cells, lymphoma, myeloma, hepatocellular carcinoma (liver cancer), melanoma, ovarian and cervical cancer cells in animals.

Intratumoral administration of GRN163 in an animal model of human glioblastoma resulted in complete tumor eradication in five of seven treated rats without any toxicity and significantly extended their survival compared to untreated controls. Intravenous administration of GRN163 in a study of animals bearing disseminated human multiple myeloma substantially reduced tumor growth and resulted in a 50% increase in survival compared to controls. GRN163L is identical in structure to GRN163 except that it has a lipid attached to one end of the molecule, which increases potency and improves its pharmacokinetic and pharmacodynamic properties. The improved pharmacokinetic and pharmacodynamic characteristics of GRN163L suggest that it should be effective in inhibiting telomerase in tumor cells when administered intermittently (e.g. one injection every few days or once per week).

We are targeting completion of the animal toxicology and efficacy preclinical studies on GRN163L by early 2005, after which we expect to prepare and file an Investigational New Drug (IND) application to begin human clinical trials on GRN163L.

Telomerase Therapeutic Vaccine. Our second approach to anti-cancer therapy is a telomerase therapeutic vaccine. The goal of therapeutic cancer vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other cells. This is done by exposing the immune system to a substance (antigen) that is specific to cancer cells, inducing an immune response to any cells that present that antigen. We believe that telomerase’s characteristics make it an ideal antigen for cancer vaccines.

We are conducting clinical research to confirm the safety and efficacy of telomerase vaccine therapies. In collaboration with scientists at Duke University, we published studies which demonstrate that cancer patients’ immune cells can be activated with a telomerase vaccine in the laboratory to kill their own cancer cells. This technique was also effective in reducing tumors in animals. Phase 1-2 clinical trials in prostate cancer patients at Duke University Medical Center are currently underway using this approach. The telomerase vaccine being tested at Duke University Medical Center generates cytotoxic T-cells that attack cancer cells expressing telomerase. The Duke Phase 1-2 clinical trials use an ex vivo process. Dendritic cells (the most efficient antigen-presenting cells) are isolated from the patient’s blood, pulsed with RNA for the telomerase protein component, and then returned to the patient’s body where they instruct cytotoxic T-cells to kill tumor cells that express telomerase.

The first clinical trial was designed to enroll up to a total of 24 patients with metastatic prostate cancer, 12 of whom received three weekly vaccinations (low-dose group), and 12 of whom received six weekly vaccinations (high-dose group). Twenty patients (all 12 of the low-dose group and eight of the high-dose group) have been enrolled and treated so far. None of the patients in either group has shown treatment-related adverse effects to date. All but one of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. The eight patients thus far analyzed in the high-dose group all showed very robust cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD-8+ T-lymphocytes, as well as CD-4+ lymphocytes. The immune responses in the high-dose group were strong as well as specific: peak responses were 1-2% of circulating CD-8+ T-cells having anti-telomerase activity. Levels of circulating cancer cells were also analyzed. Ten subjects had elevated levels of circulating prostate cancer cells before vaccination. Nine of these ten had their levels reduced or cleared transiently after vaccination.

Serum PSA was measured before, during and after vaccination to calculate PSA doubling time as a surrogate marker for treatment response. No significant change in PSA doubling time was observed in the low-dose group. A highly significant increase in PSA doubling time was observed in the high-dose group, suggestive of a clinical response to vaccination.

We are currently supporting several small additional Phase 1-2 trials, also in prostate cancer at Duke, in order to optimize the vaccination process. We are testing (i) the pre-vaccination administration of an approved compound to potentially augment vaccine potency; (ii) the use of a second approved compound applied to the vaccine injection site to potentially enable the use of dendritic cells produced by a simpler manufacturing process and; (iii) the use of boost vaccinations to potentially enhance the durability of the anti-telomerase immune response. Additionally, we are bringing the vaccine manufacturing process in-house for further optimization and will explore the utility of the vaccine in other cancer types. At the conclusion of these activities, we plan to file our IND with the FDA for a Phase 2 clinical trial.

In 2004, we acquired rights from Argos Therapeutics, Inc. (formerly Merix) to commercialize the ex vivo dendritic cell processing technology used in the Duke clinical trial for telomerase and any other defined tumor-specific antigens. We own the rights to the telomerase antigen and its use in therapeutic vaccines. We have also granted a non-exclusive license to Dendreon Corporation to develop an ex vivo telomerase vaccine using Dendreon’s antigen-presenting system.

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

Oncolytic Virus. A third telomerase-based anti-cancer therapeutic strategy utilizes viruses that have been manipulated or engineered to have oncolytic, or cancer-killing, properties, enabling them to selectively target and destroy cancer cells that express telomerase. We have cloned the promoter region of the telomerase gene and have shown that it can be used to switch on genes required for the virus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the virus, the virus multiplies or replicates within the cancer cells and causes the rupture and death of the tumor cells. When these same engineered viruses infect normal somatic cells, there is no killing effect and the virus dissipates. This selective lytic effect on cancer has been demonstrated in vitro in seven different tumor types: prostate, liver, lung, pancreatic, colorectal, breast and ovarian cancers. These in vitro results have been extended to animal models of liver and prostate cancer with similar effects against the animals’ tumors while sparing normal cells.

We granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology to develop an oncolytic virus product. In 2003, GTI’s oncolytic virus business and our license to GTI were acquired by Cell Genesys, which also has its own oncolytic virus program.

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

Human Embryonic Stem Cell Therapies

We are developing cell-based therapeutics for several diseases based on differentiated cells derived from hESCs, including neural cells for spinal cord injury and Parkinson’s disease, cardiomyocytes for heart disease, pancreatic islet ß cells for diabetes, osteoblasts for osteoporosis, chondrocytes for osteoarthritis, and hematopoietic cells for blood diseases and to prevent immune rejection of the other cell types. We have developed proprietary methods to grow, maintain and scale up undifferentiated hESCs using feeder cell-free chemically defined culture medium, before differentiating them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by durable engraftment or functional improvements of the treated animals. After completion of these studies, we expect to begin one or more Phase 1 clinical trials, most likely including treatment for spinal cord injury. We own or have licenses to intellectual property covering core inventions and critical enabling technology in this field.

Oligodendrocytes for Spinal Cord Injury and Dopaminergic Neurons for Parkinson’s Disease. The major neural cells of the central nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. Over one million Americans suffer from Parkinson’s disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized, and may require life support.

Embryonic stem cell-derived neural cells have been used by researchers to treat nervous system disorders in animal models. In earlier work, researchers showed that mouse embryonic stem cells could be stimulated to differentiate into neural cells which, when transplanted into mice with neurological disorders, helped to restore normal function. In the case of spinal cord injuries, neural cells derived from animal embryonic stem cells and injected into the spinal cord injury site produced significant recovery of the animal’s ability to move and bear weight.

To apply those observations to humans, we have now derived both oligodendrocytes and dopaminergic neurons from hESCs in culture and have begun testing them in animal models to determine whether they can restore normal neural function. In our collaboration with researchers at the University of California, Irvine, we have shown proof-of-concept in spinal cord-injured rats which showed significant functional improvement after receiving transplants of hESC-derived oligodendrocyte progenitors. Transplant studies of dopamine-producing neurons in rodent models of Parkinson’s disease are ongoing.

Cardiomyocytes for Heart Disease. Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects approximately 4.9 million people in the United States. This year, it is estimated that about 1.2 million people will have a heart attack, which is the primary cause of heart muscle damage.

We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof-of-concept of our approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. In human medicine, it is therefore possible that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs and observed their normal contractile function and response to cardiac drugs. We have transplanted these cells into animal models, and to date the cells appear to be engrafting and integrating with the myocardium in uninjured animals, as well as restoring cardiac function in animals with acutely or recently induced myocardial infarctions.

Islet Cells for Diabetes. It is estimated that there are as many as one million Americans suffering from Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet ß cell transplantation. However, poor availability of suitable sources for islet ß cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

We have derived insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We began transplanting the islets to animal models of diabetes and early results show prolonged survival of engrafted animals and the detection of human insulin in their blood.

Osteoblasts for Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.5 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry average mortality rates as high as 24%. Nearly one in five hip fracture patients ends up in a nursing home. Total health care costs for osteoporosis and its complications are estimated at $17 billion per year in the United States.

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

Chondrocytes for Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. The disease affects an estimated 20.7 million adults in the United States, mostly after age 45. Osteoarthritis is responsible for more than 7 million physician visits per year. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. We plan to derive chondrocytes from hESCs and after successful in vitro and animal testing, treat patients with osteoarthritis by injecting these chondrocytes directly into their affected joints.

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

In November 2004, these results were extended in a publication in the Journal of Immunology which showed that telomerase activation in bulk cultures of lymphocytes from HIV patients enhanced HIV-suppressing activity and improved the production of antiviral cytokines in response to HIV-specific stimulation. These results show that telomere shortening in HIV-specific lymphocytes plays a major role in the immune dysfunction seen in late stage HIV-1 disease and that telomerase activation, by enhancing the anti-HIV effects of CD8+ lymphocytes, may find use in treating patients with HIV disease.

Our approach to the therapeutic use of telomerase activation in AIDS and other chronic diseases is based upon small molecule telomerase activators we have identified. We are currently testing these telomerase activating drugs for enhancement of antiviral activity in lymphocytes from HIV patients.

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

We intend to make telomerase-immortalized cell lines commercially available to the research market and to companies for basic research and for use in drug discovery and biologics production applications. We have granted royalty-bearing licenses to the American Type Culture Collection and Cambrex BioSciences under which these organizations will produce and sell telomerase-immortalized cells for both academic research and commercial drug discovery.

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

We are developing methods to derive standardized functional hepatocytes (liver cells) from hESCs to address the significant unmet need for a reliable predictor of the metabolism, biodistribution and toxicity of drug development candidates. If we are successful, these cells would provide a consistent source of normal human liver cells that can reliably predict how a new drug will affect the livers of the people who take it. We believe that an unlimited supply of human hepatocytes which retain normal drug-metabolizing enzyme activity would address the largest bottleneck in new drug research and accelerate the drug development process. In addition, the availability of hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, allowing full development of the field of pharmacogenomics; where a compound’s activity would be correlated with an individual’s genetic make-up. Geron scientists have succeeded in demonstrating that hepatocyte-like cells derived from hESCs express normal markers of hepatocyte function, including Phase 1 and Phase 2 drug-metabolizing enzymes. On October 1, 2002, we were awarded a U.S. patent covering human hepatocytes derived from hESCs and a second U.S. patent in January 2003 covering the use of hESC-derived hepatocytes for drug screening. In May 2004 we announced a three-way collaboration between Geron, the Roslin Institute in Edinburgh, Scotland, and CXR BioSciences in Dundee, Scotland, to develop and commercialize hESC-derived hepatocytes for drug screens.

Nuclear Transfer: Agriculture/Xenotransplantation/Biologics

Nuclear transfer is a method for producing animals whose nuclear genetic material is derived solely from a donor cell from an individual animal (“clones”). In this process, the nucleus containing the chromosomal DNA is removed from the animal egg cell and subsequently replaced with a nucleus from a donor somatic (non-reproductive) cell. Fusion between the resulting egg cell and the donor somatic nucleus results in a new cell which gains a complete set of chromosomes derived entirely from the donor nucleus. Mitochondrial DNA, providing some of the genes for energy production, resides outside the nucleus and is provided by the egg. After a brief culture period that enables the reconstituted egg cell to initiate embryonic development, the early embryo is implanted into the uterus of a female animal, where it can fully develop and result in the live birth of a cloned offspring animal. The offspring is essentially a genetic clone of (genetically identical to) the animal from which the donor nucleus was obtained.

In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute were the first to demonstrate, with the birth of Dolly, the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the egg outside of the nucleus, to reprogram an adult somatic nucleus. Reprogramming enables the adult somatic cell nucleus to express all the genes required for the full embryonic development of the animal. In addition to sheep, the technique has been used to clone mice, rats, goats, cattle, rabbits, cats and pigs from donor cells and enucleated eggs from each respective animal species. In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute, and an exclusive license to the use of nuclear transfer technology for the creation of cloned animals.

Agriculture. Our nuclear transfer technology can be used for applications in agriculture that improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality.

Transgenic Animals. Our nuclear transfer technology can be applied to clone animals that have been genetically engineered to produce proteins for human therapeutic or industrial use. For example, herds which carry the genes to make human antibodies could be cloned, thereby allowing for the large-scale production of therapeutic antibodies or vaccines.

Xenotransplantation. Our nuclear transfer technology can be used for applications in xenotransplantation to create animals whose cells, tissues or organs could be used in human organ transplantation settings. This approach could be used either as a bridge to human organ transplantation or as a long-term therapy.

We are licensing our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. As of December 31, 2004, we had granted seven licenses to use this technology in cows, pigs, goats, horses and sheep. Among these, in April 2004, we granted a non-exclusive license to XenoTrans Ltd., to produce transgenic pigs and in November 2004, we granted two non-exclusive licenses to Revivicor Inc., to produce animal organs for xenotransplantation and human proteins from the blood of animals.

Patents and Proprietary Technology

A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 135 issued or allowed United States patents, 175 granted or accepted foreign patents and 400 patent applications that are pending around the world.

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

Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by Geron scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet cells, osteoblasts (bone cells) and hematopoietic cells (blood-forming cells). Currently there are over 170 Geron-owned patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents that are owned by Geron include U.S. Patents Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 6,800,480 relating to the feeder-free growth of hESCs; and 6,833,269 covering methods of producing neural cells from hESCs.

Our telomerase platform is the mainstay of our oncology program, as well as providing the basis for a number of other product opportunities. Our extensive development of telomerase technologies has so far produced over 100 issued or allowed United States patents, 130 granted or accepted foreign patents and over 140 patent applications pending around the world. Our issued United States patents include patents covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase, as well as cells that are immortalized by expression of recombinant hTERT. Aspects of our oncology product development program covered by issued and pending patent applications include cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of telomerase as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, as well as patents covering the modified chemistry that is used to build these oligonucleotides.

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

We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. As examples, we are currently involved in interferences before the U.S. Patent and Trademark Office (USPTO) involving patents and patent applications for nuclear transfer technology and oppositions before the European Patent Office (EPO) for patents relating to telomerase, telomerase diagnostics and vaccines, and methods of growing neural cells derived from human tissue.

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

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product candidate. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1-2 trial.) In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

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

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of Geron Corporation:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	59	President, Chief Executive Officer and Director
David L. Greenwood	53	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
David J. Earp, Ph.D., J.D.	40	Senior Vice President, Business Development and Chief Patent Counsel
Jane S. Lebkowski, Ph.D.	49	Senior Vice President, Regenerative Medicine
Calvin B. Harley, Ph.D.	52	Chief Scientific Officer
Melissa A. Kelly	41	Vice President, Oncology

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

David L. Greenwood has served as our Chief Financial Officer, Treasurer and Secretary since August 1995, Vice President of Corporate Development since April 1997, Senior Vice President of Corporate Development since August 1999 and Executive Vice President since January 2004. He is also a director of Geron Bio-Med Limited, a United Kingdom company, and Clone International and XenoTrans, Ltd., both Australian companies. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

David J. Earp, J.D., Ph.D., joined us in June 1999 and has served as our Vice President of Intellectual Property since October 1999 until May 2004 and Senior Vice President of Business Development and Chief Patent Counsel since May 2004. From 1992 until joining us, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP where his practice focused on biotechnology patent law. Dr. Earp holds a B.S. in microbiology from the University of Leeds, England, a Ph.D. in biochemistry and molecular biology from The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D., magna cum laude from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

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

Employees

As of December 31, 2004, we had 66 full-time employees of whom 25 hold Ph.D. degrees and 10 hold other advanced degrees. Of the total workforce, 53 were engaged in, or directly support, our research and development activities and 13 were engaged in business development, finance and administration. We also retain outside consultants. None of our employees is covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

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

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. Only one of our product candidates, a telomerase therapeutic cancer vaccine, is in clinical trials. This product is being studied in a Phase 1-2 clinical trial being conducted by an academic institution. Our lead anti-cancer drug compound GRN163L is in preclinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

We have incurred operating losses every year since our operations began in 1990. As of December 31, 2004, our accumulated net loss was approximately $336.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements and revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•  the accuracy of the assumptions underlying our estimates for our capital needs in 2005 and beyond;

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

As a result of the foregoing, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than we do. Most significantly, competitive products may render any product candidates that we develop obsolete, which would negatively impact our business and ability to sustain operations.

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

In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended “that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena.” Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, effect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

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

The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004, we were involved with two interferences declared by the U.S. Patent Office at our request and involving two of our pending applications relating to nuclear transfer and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights in nuclear transfer technology. The Board of Patent Appeals and Interferences recently issued a final judgment in the first of these cases, finding that all of the claims in the U. Mass patent in question were unpatentable, and entering judgment in Geron’s favor on priority of invention. This judgment effectively invalidated the claims of the U. Mass patent, and the second interference is still ongoing. We have also filed requests with other U. Mass patents in the same field. As in any legal proceeding, the outcome of these interferences is uncertain. In March 2002, an interference was declared involving a Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was resolved in 2004 with a final judgment in our favor; that judgment was not appealed.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. For example, third parties are principally responsible for developing oncolytic virus therapeutics and cancer diagnostics using our telomerase technology and an academic institution is conducting the current clinical trials of the telomerase therapeutic cancer vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

Historically, our stock price has been extremely volatile. Between January 1998 and December 2004, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between December 1, 2002 and December 31, 2004, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•  the depth of the market for the common stock;

•  the experimental nature of our product candidates;

•  fluctuations in our operating results;

•  market conditions relating to the biopharmaceutical and pharmaceutical industries;

•  announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of December 31, 2004, we had 52,220,332 shares of common stock outstanding. Of these shares, approximately 33,080,385 shares have been registered pursuant to shelf registration statements, and therefore may be resold (if not sold prior to the date hereof) in the public market. Approximately 4,051,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

In addition, we have issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we typically agree to register the shares for resale soon after their issuance. We may continue to pay for certain goods and services in this manner, which would dilute your interest in Geron. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of the holders of our common stock.

Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this 10-K, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

Item 2. Properties

We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2008. In March 2004, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 363,039 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from February 1, 2004 through July 31, 2008. Also in March 2004, we early terminated our lease on the premises at 255 Constitution Drive in Menlo Park, California and paid the lessor of those premises 46,902 shares of our common stock. The sublease for those premises was transferred to the lessor of those premises. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in May 2005 which we intend to renew in 2005. We believe that our existing facilities are adequate to meet our requirements for the near term.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol GERN. The high and low closing sales prices (excluding retail markup, markdowns and commissions) of our stock for each of the quarters in the years ended December 31, 2004 and 2003 are as follows:

	High	Low
Year ended December 31, 2004
First quarter	$11.700	$8.210
Second quarter	$10.230	$7.020
Third quarter	$7.850	$5.230
Fourth quarter	$8.340	$6.000
Year ended December 31, 2003
First quarter	$5.290	$1.410
Second quarter	$8.340	$4.100
Third quarter	$14.803	$6.560
Fourth quarter	$16.150	$9.650

As of February 18, 2005, there were approximately 915 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 22, 2005, the closing price for our common stock was $7.38 per share.

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

Recent Sales of Unregistered Securities

In November 2004 as compensation for certain services, we issued a warrant to purchase 25,000 shares of our common stock to a consultant. The warrant has an exercise price of $6.12 per share and is exercisable through October 2009. As of December 31, 2004, the warrant remained outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning Geron’s equity compensation plans is discussed in Note 11 to the Consolidated Financial Statements contained in Part I, Item 8 of this annual report.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except shares and per share data)
Consolidated Statement of Operations Data:
Revenues from collaborative agreements	$—	$72	$566	$3,280	$6,500
License fees and royalties	1,053	1,102	682	340	109
Total revenues	1,053	1,174	1,248	3,620	6,609
Operating expenses:
Research and development	30,084	25,551	29,822	27,926	22,417
Acquired in-process research technology (1)	45,150	—	—	—	—
General and administrative	7,104	5,803	7,126	10,713	10,404
Total operating expenses	82,338	31,354	36,948	38,639	32,821
Loss from operations	(81,285)	(30,180)	(35,700)	(35,019)	(26,212)
Interest and other income	1,552	1,810	2,548	5,860	5,922
Conversion expense (2)	—	(779)	—	(11,910)	—
Interest and other expense	(672)	(734)	(756)	(1,004)	(12,284)
Loss before cumulative effect of a change in accounting principle	(80,405)	(29,883)	(33,908)	(42,073)	(32,574)
Cumulative effect of a change in accounting principle (3)	—	—	—	—	(13,259)
Net loss	$(80,405)	$(29,883)	$(33,908)	$(42,073)	$(45,833)
Basic and diluted net loss per share:
Loss per share before cumulative effect of a change in accounting principle	$(1.79)	$(0.97)	$(1.37)	$(1.90)	$(1.56)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.64)
Net loss per share	$(1.79)	$(0.97)	$(1.37)	$(1.90)	$(2.20)
Shares used in computing net loss per share	44,877,627	30,965,330	24,661,733	22,121,833	20,869,791

(1)  In March 2004, we recognized $45.2 million of in-process research technology expense in conjunction with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.
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

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents and marketable securities	$120,494	$109,780	$47,517	$79,641	$95,785
Working capital	116,319	101,840	41,128	71,395	89,230
Total assets	131,873	118,115	60,669	96,231	114,030
Long-term obligations	645	1,151	20,515	23,280	41,987
Accumulated deficit	(336,071)	(255,666)	(225,783)	(191,875)	(149,802)
Total stockholders’ equity	122,063	106,324	29,741	61,542	63,918

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

We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology as discussed in more detail in Item 1 “Business” of this annual report on Form 10-K beginning on page 1.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Since our inception, a substantial portion or our revenues has been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront signing or license fees, cost reimbursements, milestone payments and royalties on future product sales.

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

We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2004, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

In the past, we recognized cost reimbursement revenue under collaborative agreements as the related research and development costs were incurred. Deferred revenue represented the portion of research payments received which had not been earned. As of December 31, 2004, we did not have any collaborative agreements with cost reimbursement provisions.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest is being accreted to the value of the research funding obligation and is recognized as interest expense.

At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of December 31, 2004, no revisions to the effective interest rate have been made and we do not expect revisions in the future. Further adjustments to the amortization period may occur as we near the end of extended research period and evaluate our continuing research support.

Valuation of Equity Instruments

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (SFAS 148), we elected to continue to apply the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. To comply with SFAS 148, we presented in the Notes to Consolidated Financial Statements, the pro forma effect on our net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to options granted to employees under our stock-based employee compensation plans.

In valuing our options using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income (loss) and earnings (loss) per share if compensation expense had been recognized based on the fair value method. As of December 31, 2004, no revisions to the methods used in arriving at the assumptions used in the Black Scholes option-pricing model have been made and revisions may occur in the future with the adoption of SFAS 123R.

In valuing our warrants using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrants. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of December 31, 2004, no revisions to the assumptions used in the Black Scholes option-pricing model have been made and revisions may occur in the future with the adoption of SFAS 123R.

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

Revenues

We recognized no revenues from collaborative agreements in 2004 compared to $72,000 in 2003 and $566,000 in 2002. We recognize revenue under collaborative agreements as we incur the related research and development costs. Revenues in 2003 primarily reflected cost reimbursements from consulting contracts. Revenues in 2002 primarily reflected the final research support payment from our collaborative agreement with Kyowa Hakko. In 2002, Kyowa Hakko completed their research funding to us as contractually agreed. We did not receive any funding payments from Kyowa Hakko in 2004 or 2003. In June 2004, Kyowa Hakko returned Asian territory development and marketing rights for Geron’s telomerase inhibitors and terminated their research and license agreement with us.

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $944,000, $972,000 and $492,000 in 2004, 2003 and 2002,

respectively, related to our various agreements. Also, we received royalties of $109,000, $130,000 and $190,000 in 2004, 2003 and 2002, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $477,000 in 2005, $165,000 in 2006, $137,000 in 2007, $119,000 in 2008 and $286,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

Research and Development Expenses

Research and development expenses were $30.1 million, $25.6 million and $29.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 was primarily due to an increase of $1.5 million for raw materials for the manufacture of GRN163L, $1.3 million for scientific supplies, $1.1 for animal toxicology studies related to the clinical development of GRN163L and $514,000 for clinical consulting and sponsored research at other academic laboratories. The decrease in 2003 from 2002 was primarily due to a reduction in personnel-related costs of approximately $3.8 million associated with restructurings in January 2003 and a reduction in external research support costs of approximately $400,000. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and testing of GRN163L, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we are targeting completion of the preclinical animal toxicology and efficacy studies by early 2005, after which we expect to prepare and file an IND application on GRN163L. A telomerase therapeutic vaccine for patients with metastatic prostate cancer is currently in an investigator-sponsored Phase 1-2 clinical study at Duke University Medical Center. Study results thus far have shown no treatment-related adverse effects to date as well as specific immune responses to telomerase. We are currently conducting several additional small Phase 1-2 trials, also in prostate cancer at Duke, in order to optimize the vaccination process. We are also bringing the vaccine manufacturing process in-house for further optimization and exploration in other cancer types. At the conclusion of these activities, we plan to file an IND for a Phase 2 clinical study for the telomerase therapeutic vaccine.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to derive, maintain and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by functional improvements or durable engraftment of the treated animals. After completion of these studies, we expect to begin one or more Phase 1 clinical trials, most likely including one for the treatment of spinal cord injury.

Research and development expenses allocated to programs are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Oncology	$17,139	$13,231	$12,717
hESC Therapies	12,945	12,320	17,105
Total	$30,084	$25,551	$29,822

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

Acquired In-Process Research Technology

In March 2004, we entered into an agreement with Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) under which we acquired a co-exclusive right under patents controlled by Merix for the use of defined antigens in therapeutic cancer vaccines. In conjunction with the agreement, we issued 5,000,000 shares of Geron common stock to Merix.

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

General and Administrative Expenses

General and administrative expenses were $7.1 million, $5.8 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 primarily reflects an increase in patent legal costs of $861,000 and an increase in corporate legal and accounting expenses of $454,000 for additional regulatory compliance related to the Sarbanes-Oxley Act and various equity transactions with vendors. The decrease in 2003 from 2002 was the result of a reduction in personnel-related costs of $563,000 as a result of the restructuring announced in January 2003, partially offset by increased external accounting and legal costs of $43,000. We expect general and administrative expenses related to accounting to increase in order to comply with significant new government imposed procedures, reporting and audit requirements.

Interest and Other Income

Interest income was $1.5 million, $968,000 and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 as compared to 2003 was due to higher cash and investment balances as a result of proceeds received from equity financings in November 2003 and 2004. Also included in interest income for 2004 was a realized loss of approximately $226,000 related to an other-than-temporary decline in value for one of our equity investments in a licensee. The decrease in 2003 as compared to 2002 was the net result of lower interest rates partially offset by higher cash and investment balances in the fourth quarter of 2003. We also received $74,000, $864,000 and $770,000 in research payments under government grants for the years ended December 31, 2004, 2003 and 2002, respectively, and recorded these amounts as other income in each year. We expect income from government grants to decrease in the future with the final receipt of funding from our National Consortium Drug Discovery Group grant award from the National Cancer Institute in 2004.

Interest and Other Expense

Interest and other expense was $672,000, $734,000 and $756,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in interest and other expense in 2004, 2003 and 2002 was primarily the result of reduced equipment loan obligations.

Conversion Expense

On June 29, 2000, we sold $25,000,000 in series D zero coupon convertible debentures and a warrant to purchase 834,836 shares of Geron common stock to an institutional investor. We recognized $10,527,000 in interest expense with an offset to additional paid-in capital for the Black Scholes calculated value of the warrant issued with the convertible debentures. In December 2000, we recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in capital.

In November 2001, we modified the terms of $10,000,000 of outstanding series D convertible debentures and converted the debentures into 1,011,122 shares of Geron common stock. The remaining $15,000,000 of outstanding series D convertible debentures was modified to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. The related warrant was split into two warrants. The series D-1 warrant to purchase 333,935 shares of Geron common stock had an exercise price of $15.625 per share and an exercise period to June 30, 2003. The series D-2 warrant to purchase 500,901 shares of Geron common stock had an exercise price of $25.00 per share and an exercise period to December 31, 2006. As a result of this modification, we recorded $11,910,000 in conversion expense on our consolidated statements of operations.

In May 2003, we modified the existing terms of the outstanding $15,000,000 of series D convertible debentures to provide for an automatic conversion into equity on the maturity date, fixed the conversion price at $5.00 per share and eliminated the interest accrual for the remainder of the term. In addition, we modified the terms of the related outstanding warrants and changed the exercise prices to $7.50 per share. The expiration periods were unchanged. As a result of this second modification, we recorded $779,000 in conversion expense on our consolidated statements of operations.

During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2004 and 2003, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised and amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2004.

Net Loss

Net loss was $80.4 million, $29.9 million and $33.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The overall increase in net loss in 2004 compared to 2003 was primarily the result of the acquired in-process research technology expense of $45.2 million associated with the Merix transaction and increased research and development expense associated with the clinical development of GRN163L. The decrease in net loss in 2003 compared to 2002 was the net result of reduced revenues partially offset by decreased operating expenses.

Liquidity and Capital Resources

Cash, restricted cash, cash equivalents and marketable securities at December 31, 2004 were $120.5 million compared to $109.8 million at December 31, 2003 and $47.5 million at December 31, 2002. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2004 was the result of an equity financing consummated in November 2004 which resulted in net cash proceeds of $39.9 million. The increase in cash, restricted cash, cash equivalents and marketable securities in 2003 was the result of two equity financings in 2003 which resulted in net cash proceeds of $83.3 million.

Cash Flows from Operating Activities. Net cash used in operations was $25.9 million in 2004, $23.1 million in 2003 and $30.2 million in 2002. The increase in net cash used for operations in 2004 was primarily the result of increased operating expenses related to the manufacturing and development of GRN163L. The decrease in net cash used in operations in 2003 was due to reduced operating expenses, primarily the result of the restructuring announced in January 2003.

Cash Used In Investing Activities. Net cash used in investing activities was $18.2 million in 2004 and $55.9 million in 2003 and reflected the purchase of marketable securities from proceeds received through various equity financings as described below. Net cash provided by investing activities was $16.2 million in 2002 and was the result of maturities of marketable securities.

Through December 31, 2004, we have invested approximately $14.1 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $146,000 and $55,000 in 2005 and 2006, respectively. As of December 31, 2004, we had approximately $1.3 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires on September 30, 2005. We intend to renew the commitment for new equipment financing facilities in 2005 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities in 2004 of $41.1 million was primarily the result of the sale 6,557,377 shares of Geron common stock to institutional investors at $6.10 per share, for net cash proceeds of approximately $39.9 million in November 2004. In connection with the sale, we also issued warrants with a sixty-day exercise period to purchase 2,049,180 shares at $6.10 per share, and longer term warrants, exercisable after 180 days, to purchase 2,295,082 shares at a premium. In January 2005, we received an additional $12.5 million in proceeds from the exercise of warrants issued to these institutional investors. Net cash provided by financing activities in 2003 of $87.2 million reflected the receipt of net proceeds of approximately $64.3 million from the completion of a public offering of 5,750,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option and the sale of 4,400,000 shares of common stock to two investors at $4.60 per share for net proceeds of approximately $19.0 million. Net cash used in financing activities in 2002 of $116,000 was primarily the result of principal payments under our capital leases and equipment loans.

Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Equipment loans	$201	$146	$55	—	—
Operating leases (2)	—	—	—	—	—
Research funding (3)	8,750	6,217	1,745	$394	$394
Total contractual cash obligations	$8,951	$6,363	$1,800	$394	$394

(1)  This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.
(2)  In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through

July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period.
(3)  Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through at least December 2006. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for a description of new accounting pronouncements.

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

Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed securities and U.S. government agency securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2004 was $118.9 million. These investments include $8.8 million of cash and cash equivalents which are due in less than 90 days, $2.8 million of asset-backed securities which have varying maturity dates, $81.9 million of short-term investments which are due in less than one year and $25.4 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. For the 2004 year end, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next 18 months. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of December 31, 2004, we did not engage in foreign currency hedging activities.

Item 8. Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and the related notes thereto, of Geron Corporation and the Reports of Independent Registered Public Accounting Firm, Ernst & Young LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geron Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Geron Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Geron Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Geron Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geron Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 24, 2005

GERON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except shares)
ASSETS
Current assets:
Cash and cash equivalents	$9,846	$12,823
Restricted cash	530	530
Marketable securities	110,118	96,427
Interest and other receivables	1,550	1,146
Notes receivable from related parties	147	67
Current portion of prepaid assets	2,586	672
Total current assets	124,777	111,665
Noncurrent portion of prepaid assets	3,212	143
Equity investments in licensees	489	401
Notes receivable from related parties	—	172
Property and equipment, net	2,089	1,684
Deposits and other assets	175	231
Intangible assets, net	1,131	3,819
	$131,873	$118,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,535	$1,297
Accrued compensation	2,024	2,499
Accrued liabilities	822	762
Current portion of deferred revenue	477	227
Current portion of equipment loans	146	176
Current portion of research funding obligation	2,454	4,864
Total current liabilities	8,458	9,825
Noncurrent portion of deferred revenue	707	815
Noncurrent portion of equipment loans	55	201
Noncurrent portion of research funding obligation	590	950
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,220,332 and 39,316,742 shares issued and outstanding at December 31, 2004 and 2003, respectively	52	39
Additional paid-in capital	458,965	362,695
Deferred compensation	(260)	(231)
Accumulated deficit	(336,071)	(255,666)
Accumulated other comprehensive loss	(623)	(513)
Total stockholders’ equity	122,063	106,324
	$131,873	$118,115

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except shares and per share amounts)
Revenues from collaborative agreements	$—	$72	$566
License fees and royalties	1,053	1,102	682
Total revenues	1,053	1,174	1,248
Operating expenses:
Research and development	30,084	25,551	29,822
Acquired in-process research technology	45,150	—	—
General and administrative	7,104	5,803	7,126
Total operating expenses	82,338	31,354	36,948
Loss from operations	(81,285)	(30,180)	(35,700)
Interest and other income	1,552	1,810	2,548
Conversion expense	—	(779)	—
Interest and other expense	(672)	(734)	(756)
Net loss	$(80,405)	$(29,883)	$(33,908)
Basic and diluted net loss per share:
Net loss per share	$(1.79)	$(0.97)	$(1.37)
Shares used in computing net loss per share	44,877,627	30,965,330	24,661,733

See accompanying notes.

GERON CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except shares)
Balances at December 31, 2001	24,481,774	$24	$253,595	$(234)	$(191,875)	$32	$61,542
Net loss	—	—	—	—	(33,908)	—	(33,908)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(437)	(437)
Cumulative translation adjustment	—	—	—	—	—	16	16
Comprehensive loss							(34,329)
Issuance of common stock in acquisition of technology	210,000	1	1,584	—	—	—	1,585
Issuance of warrants to purchase common stock in exchange for services	—	—	612	—	—	—	612
Stock-based compensation related to issuance of common stock and options in exchange for services	2,601	—	42	—	—	—	42
Issuance of common stock under employee stock plans, net	72,446	—	264	—	—	—	264
Deferred compensation related to 401(k) contributions	—	—	—	(209)	—	—	(209)
Amortization of deferred compensation related to option exchange	—	—	—	234	—	—	234
Balances at December 31, 2002	24,766,821	25	256,097	(209)	(225,783)	(389)	29,741
Net loss	—	—	—	—	(29,883)	—	(29,883)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(44)	(44)
Cumulative translation adjustment	—	—	—	—	—	(80)	(80)
Comprehensive loss							(30,007)
Issuance of common stock in connection with private financings, net of issuance costs of $1,260	4,710,000	5	20,541	—	—	—	20,546
Issuance of common stock in connection with public offering, net of issuance costs of $10,849	5,750,000	6	64,325	—	—	—	64,331
Conversion of convertible debentures	3,115,068	3	17,089	—	—	—	17,092
Stock-based compensation related to issuance of common stock and options in exchange for services	289,595	—	1,454	—	—	—	1,454
Issuance of common stock upon exercise of warrants	150,000	—	570	—	—	—	570
Issuance of common stock under employee stock plans, net	382,893	—	2,071	—	—	—	2,071
401(k) contribution	152,365	—	548	—	—	—	548
Deferred compensation related to 401(k) contribution	—	—	—	(105)	—	—	(105)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	83	—	—	83
Balances at December 31, 2003	39,316,742	39	362,695	(231)	(255,666)	(513)	106,324
Net loss	—	—	—	—	(80,405)	—	(80,405)
Net change in unrealized gain (loss) on marketable securities and equity investments in licensees	—	—	—	—	—	(133)	(133)
Cumulative translation adjustment	—	—	—	—	—	23	23
Comprehensive loss							(80,515)
Issuance of common stock and warrants in connection with private financing, net of issuance costs of $12,792	6,557,377	7	39,912	—	—	—	39,919
Issuance of common stock in acquisition of technology	5,000,000	5	45,145	—	—	—	45,150
Stock-based compensation related to issuance of common stock and options in exchange for services and prepaid facility rent	966,666	1	8,865	—	—	—	8,866
Issuance of common stock upon exercise of warrants	50,000	—	200	—	—	—	200
Issuance of common stock under employee stock plans, net	290,051	—	1,749	—	—	—	1,749
401(k) contribution	39,496	—	399	—	—	—	399
Deferred compensation related to 401(k) contribution	—	—	—	(125)	—	—	(125)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	96	—	—	96
Balances at December 31, 2004	52,220,332	$52	$458,965	$(260)	$(336,071)	$(623)	$122,063

See accompanying notes.

GERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities
Net loss	$(80,405)	$(29,883)	$(33,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,121	1,174	1,492
Accretion and amortization on investments	2,794	1,334	1,101
Loss on equity investments in licensees	240	1	235
Conversion expense related to modification of series D convertible debentures and warrants	—	777	—
Amortization of intangible assets, principally research related	2,688	2,865	2,864
Interest expense related to convertible debentures, net of premium amortization	—	—	21
Issuance of common stock in exchange for acquired in-process research technology	45,150	—	1,585
Accretion of interest on research funding obligation	491	491	491
Expense related to common stock issued for services rendered	3,504	227	18
Amortization of deferred compensation	96	83	234
Changes in assets and liabilities:
Interest and other receivables	(404)	(442)	593
Prepaid assets	306	1,644	(800)
Notes receivable from related parties	92	356	(63)
Equity investments in licensees	(308)	—	—
Deposits and other assets	56	14	(4)
Accounts payable	1,238	(297)	256
Accrued compensation	378	2,153	(692)
Accrued liabilities	134	696	(742)
Deferred revenue	142	(531)	(291)
Research funding payments	(3,261)	(3,640)	(2,609)
Translation adjustment	23	(84)	(23)
Net cash used in operating activities	(25,925)	(23,062)	(30,242)
Cash flows from investing activities
Capital expenditures	(1,526)	(411)	(328)
Purchases of marketable securities	(110,210)	(109,033)	(32,659)
Proceeds from maturities of marketable securities	93,371	53,574	—
Proceeds from sales/calls of marketable securities	—	—	49,176
Proceeds from sale of marketable equity investment in licensee	201	—	—
Net cash (used in) provided by investing activities	(18,164)	(55,870)	16,189
Cash flows from financing activities
Proceeds from equipment loans	—	—	498
Payments of obligations under capital leases and equipment loans	(176)	(367)	(878)
Proceeds from issuance of common stock, net of issuance costs	41,288	87,518	264
Net cash provided by (used in) financing activities	41,112	87,151	(116)
Net (decrease) increase in cash and cash equivalents	(2,977)	8,219	(14,169)
Cash and cash equivalents, at beginning of year	12,823	4,604	18,773
Cash and cash equivalents, at end of year	$9,846	$12,823	$4,604

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Geron Corporation (“we” or “Geron”) was incorporated in the State of Delaware on November 29, 1990. We are a biopharmaceutical company focused on developing and commercializing therapeutic and diagnostic products for cancer based on our telomerase technology, and cell-based therapeutics using our human embryonic stem cell technology. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of our management to obtain additional financing as required.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron Corporation and our one wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. We have eliminated intercompany accounts and transactions. We measure the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of this subsidiary at rates of exchange at the balance sheet date. We translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

FASB Interpretation No. 46-R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and, therefore, have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share includes any dilutive effect of options, warrants and convertible securities.

Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,917,818, 1,432,238 and 822,545 shares for 2004, 2003 and 2002, respectively, related to outstanding options, warrants and convertible securities not included above (as determined using the treasury stock method at the estimated average market value).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include corporate notes in United States corporations and asset-backed securities with original maturities ranging from two to 24 months.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2004, 2003 and 2002. Dividend and interest income are recognized when earned. See Note 2 on Financial Instruments and Credit Risk.

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

We also have several license, option and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

In prior years, a substantial portion of our revenues had been generated from license and research agreements with collaborators. We recognized revenue under those collaborative agreements as the related research and development costs were incurred. Deferred revenue represented the portion of research payments received which had not been earned. Milestone fees were recognized upon completion of specified milestones according to contract terms.

Through March 31, 2004, we received funding from United States government grants that supported our research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Funding associated with those grants was recognized as revenue upon receipt of reimbursement and was included in interest and other income.

Restricted Cash

As of December 31, 2004 and 2003, we held $530,000 in a certificate of deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees

Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

We monitor our equity investments in licensees for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. We recognized charges of $226,000 in 2004 and none in 2003 and 2002 related to other-than-temporary declines in the fair values of certain of our non-marketable equity investments. As of December 31, 2004 and 2003, the carrying values of our equity investments in non-marketable nonpublic companies were $448,000 and $206,000, respectively.

Derivative Financial Instruments

We own a warrant to purchase common stock in a private company. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), we account for the warrant as a derivative financial instrument. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black Scholes valuation of such instruments in comparable companies and other indicators of the investment’s value. Any gains or losses in fair value are recorded in interest and other income. We do not use derivative financial instruments for trading or speculative purposes. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2004 and 2003, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense.

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Employee Stock Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (SFAS 148), we elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans.

To comply with SFAS 148, we are presenting the following table to illustrate the effect on our net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under our stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized to expense using the straight-line method over the options’ vesting period:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net loss	$(80,405)	$(29,883)	$(33,908)
Add back:
Deferred compensation	—	—	241
Deduct:
Stock-based employee expense determined under SFAS 123	(6,793)	(7,429)	(10,380)
Pro forma net loss	$(87,198)	$(37,312)	$(44,047)
Basic and diluted net loss per share as reported	$(1.79)	$(0.97)	$(1.37)
Basic and diluted pro forma net loss per share	$(1.94)	$(1.20)	$(1.79)

The fair value of options granted in fiscal years 2004, 2003 and 2002 reported below has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	None	None	None
Expected volatility range	0.904 to 0.992	0.881 to 1.072	0.881
Risk-free interest rate range	2.37% to 3.72%	1.57% to 3.28%	2.47% to 4.69%
Expected life	4 yrs	4 yrs	4 yrs

The fair value of employees’ purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	None	None	None
Expected volatility range	0.567 to 0.580	1.019 to 1.025	0.881
Risk-free interest rate range	1.59% to 2.47%	0.97% to 1.06%	1.17% to 1.27%
Expected life	6 mos	6 mos	6 mos

The Black Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

See Other Recent Accounting Pronouncements for a discussion of SFAS 123R.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2004	2003
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments in licensees	$(493)	$(360)
Foreign currency translation adjustments	(130)	(153)
	$(623)	$(513)

As of December 31, 2004, we recognized an other-than-temporary impairment charge of $226,000 related to our equity investments in one of our licensees. As a result, $203,000 of previously recognized unrealized loss was eliminated from accumulated other comprehensive loss. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

Income Taxes

We apply the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (the Act). The Act provides for a three year phase-out of current extraterritorial income tax (ETI) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. This provision of the Act will not have a material effect on our results of operations or financial position in the period of implementation since our international subsidiary does not have any income subject to tax.

Concentrations of Customers and Suppliers

The majority of our revenue was earned in the United States. Three new customers accounted for 45% of our 2004 revenues. Seven existing customers accounted for 56% of our 2003 revenues. One customer, Kyowa Hakko, accounted for 40% of our 2002 revenues. No revenues were earned from Kyowa Hakko in 2004 or 2003. In 2004, Kyowa Hakko returned Asian territory development and marketing rights for Geron’s telomerase inhibitors and terminated their research and license agreement with us.

We contract third-party manufacturers to produce GMP-grade drugs for preclinical and clinical studies. We also contract for raw materials to supply those manufacturers. Should we be unable to obtain sufficient quantities of raw materials or GMP-grade drugs from our third-party sources or other third-party sources, certain development and clinical activities may be delayed.

Other Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however, the disclosure requirements remain effective for annual

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

financial statements for fiscal years ending after December 15, 2003. Our adoption on January 1, 2004 of the disclosure provisions of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We are in the process of evaluating the effect of adopting EITF 03-1 when final guidance is released.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

     SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that applies to the new deduction for qualified domestic production activities under The American Jobs Creation Act of 2004 (the Act). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We adopted the provisions of FSP 109-1 and 109-2 as of

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

December 31, 2004 which resulted in no impact to our consolidated financial statements, as we currently do not have any income subject to tax.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. The noncurrent portion of prepaid assets has been reclassified to noncurrent assets on the consolidated balance sheets. Accretion and amortization on investments has been reclassified to operating activities in the consolidated statements of cash flows. Patent legal expenses in prior years have been reclassified from research and development expense to general and administrative expense on the consolidated statements of operations. Also, realized gains or losses in fair value on equity investments in licensees have been reclassified to interest and other income from interest and other expense on the consolidated statements of operations.

2. Financial Instruments and Credit Risk

Cash Equivalents and Marketable Debt Securities Available-for-Sale

Marketable debt securities by security type at December 31, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$6,236	$—	$—	$6,236
Corporate notes	2,515	—	(3)	2,512
	$8,751	$—	$(3)	$8,748
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Marketable securities:
Asset-backed securities	$2,807	$3	$(2)	$2,808
Corporate notes (due in less than 1 year)	82,116	6	(188)	81,934
Corporate notes (due in 1–2 years)	25,502	—	(126)	25,376
	$110,425	$9	$(316)	$110,118

Marketable debt securities by security type at December 31, 2003 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$8,787	$—	$—	$8,787
Corporate notes	3,944	—	(3)	3,941
	$12,731	$—	$(3)	$12,728
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Marketable securities:
Asset-backed securities	$3,790	$9	$—	$3,799
Corporate notes (due in less than 1 year)	60,623	21	(49)	60,595
Corporate notes (due in 1–2 years)	31,966	67	—	32,033
	$96,379	$97	$(49)	$96,427

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Instruments and Credit Risk (Continued)

     Marketable debt and equity securities with unrealized losses at December 31, 2004 and 2003 were as follows:

	Less Than 12 Months		12 Months or Greater			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
As of December 31, 2004:
Asset-backed securities	$1,948	$(2)	$—	$—	$1,948	$(2)
Corporate notes	91,002	(317)	—	—	91,002	(317)
Equity investments in licensees	—	—	41	(183)	41	(183)
	$92,950	$(319)	$41	$(183)	$92,991	$(502)
As of December 31, 2003:
Asset-backed securities	$512	$—	$—	$—	$512	$—
Corporate notes	48,096	(52)	—	—	48,096	(52)
Equity investments in licensees	—	—	195	(405)	195	(405)
	$48,608	$(52)	$195	$(405)	$48,803	$(457)

     The gross unrealized losses related to corporate notes and asset-backed securities were due to changes in interest rates. The gross unrealized losses related to equity investments in licensees were a result of declining valuation for those biotech companies. We have determined that the gross unrealized losses on our investment securities as of December 31, 2004 and 2003 are temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of our corporate notes and asset-backed securities are rated investment grade. We recognized charges of $226,000 in 2004 and none in 2003 and 2002 related to other-than-temporary declines in the fair values of certain of our equity investments. As of December 31, 2004 and 2003, the carrying values of our equity investments in non-marketable nonpublic companies were $448,000 and $206,000, respectively. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

Notes Receivable from Related Parties

We presently hold notes receivable in the amount of $147,000 from present or former employees generally related to the specific individuals’ housing costs incurred following relocation. For the years ended December 31, 2004, 2003, and 2002, three, three and five employees, respectively, had notes receivable to us. These notes, which in general bear no interest, are collateralized by certain real property assets of the employees. Imputed interest income on these loans has been forgiven and this expense has been recognized as an operating expense. The three remaining notes are being paid in a series of installments with full payment due by December 31, 2005.

Other Fair Value Disclosures

At December 31, 2004, the fair value of the notes receivable from employees is $140,000 and approximates the carrying value due to the short maturities of the notes receivable. The fair value was estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms of borrowers of similar credit quality. We record the notes receivable from employees at its carrying value since there is an insignificant difference between the fair value and the carrying value.

At December 31, 2004, the fair value of equipment loans approximates the carrying value of $201,000. The fair value was estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Instruments and Credit Risk (Continued)

     See discussion of Roslin research funding obligation in Note 9 on Intangible Asset and Research Funding Obligation.

Credit Risk

We place our cash, restricted cash, cash equivalents, and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed securities and U.S. government agency securities. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

3. Marketable and Non-Marketable Equity Investments in Licensees

In connection with our license agreement with Clone International Pty Ltd. signed in December 2000, we received equity equal to 33% of the outstanding stock of Clone International. As of December 31, 2004, our equity interest was 25%. As our share of Clone International’s operating losses exceeds the original carrying value of our investment, we discontinued the application of the equity method until September 30, 2004. The carrying value of Clone International equity was $260 and zero at December 31, 2004 and 2003, respectively. We do not have any funding obligations under this license.

In April 2004, we granted a non-exclusive license to XenoTrans, Ltd. to use nuclear transfer technology to produce transgenic pigs. Under the terms of the agreement, we received equity equal to 25% of the outstanding stock of XenoTrans. We will also receive royalties on future product sales. In accordance with the equity method of accounting, we increase (decrease) the carrying value of the investment by a proportionate share of XenoTrans’ earnings (losses). Any increases (decreases) are included in interest and other income. Since our share of XenoTrans’ net operating losses exceeds the original carrying value of the equity investment, we have discontinued the application of the equity method of accounting since June 30, 2004. We do not have any funding obligations under this license.

In February 2004, we sold our equity investment in Dendreon Corporation. We received $201,000 in proceeds from the sale and realized a gain of $51,000 from the sale of common stock which is included in interest and other income. In addition, we reversed $33,000 of previously recorded unrealized loss. As of December 31, 2004, we had no further equity investment in Dendreon.

In March 2004, we granted a non-exclusive license to Xcellsyz Ltd. for human telomerase reverse transcriptase (hTERT) technology for research applications and the development of research products. In connection with the non-exclusive license, Xcellsyz paid Geron a license fee in cash and equity in Xcellsyz and will pay royalties on future product sales. We estimated the fair market value based upon Xcellsyz’s financial statements and business plans. License fee revenue of $79,000 from the cash fee and value of the equity was recognized in March 2004.

In June 2004, we received equity equal to 10% of the outstanding stock of PanCel Corporation in connection with a non-exclusive license agreement for the use of telomerase to produce macroencapsulated immortalized primary human pancreatic islet cells for the treatment of diabetes in humans. We estimated the fair market value based upon PanCel’s financial statements and business plans. The value of the equity of $62,000 was recognized as license fee revenue in June 2004.

In October 2004, we granted two non-exclusive licenses to Revivicor, Inc. to use nuclear transfer technology for animal cloning. Under the terms of the agreement, we received equity equal to 15% of the outstanding preferred stock of Revivicor. We will also receive royalties and share revenues on future product sales. Since there is no readily available market value for Revivicor shares, we estimated the fair value based upon Revivicor’s financial statements, business plans and the value of similar licenses. License fee revenue of $199,000 from the value of the equity was recognized in the fourth quarter of 2004.

In connection with our license agreement with ProLinia, Inc., we received a warrant to purchase 1,500,000 shares of ProLinia common stock at an exercise price of $0.40 per share. In 2003, ProLinia

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable and Non-Marketable Equity Investments in Licensees (Continued)

merged with Exeter Life Sciences, Inc. with Exeter being the surviving corporation. As part of the merger, all of the ProLinia warrants were converted into warrants to purchase shares of Exeter’s Series P preferred stock.

     As of December 31, 2004, we held a warrant to purchase 225,000 shares of Exeter Series P preferred stock at an exercise price of $2.67 per share. The warrant, which contains a cashless exercise feature, has an expiration date of May 17, 2005. Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” requires derivative instruments to be recorded at fair value. Accordingly, the warrant is recorded at fair value as of the balance sheet date based on the Black Scholes valuation of such instruments in comparable companies and other known indicators of the investment’s value and is included in the balance sheet under equity investments in licensees. Any resulting change in fair value is considered a realized gain or loss and is included in interest and other income. As of December 31, 2004, the original carrying value of the Exeter warrants was $210,000 and the fair value was $141,000.

4. Property and Equipment

Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2004	2003
	(In thousands)
Furniture and computer equipment	$2,961	$3,041
Lab equipment	5,901	5,570
Leasehold improvements	5,218	4,062
	14,080	12,673
Less accumulated depreciation and amortization	(11,991)	(10,989)
	$2,089	$1,684

5. Equipment Loans

In 2004, we renewed our equipment financing facilities and had approximately $1,300,000 available for borrowing as of December 31, 2004. The drawdown period under the equipment financing facilities expires on September 30, 2005. The obligations under the previous equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 9% per year and are due in monthly installments through June 2006.

Future minimum principal payments on equipment loans are as follows:

Equipment Loans
(In thousands)
Year ending December 31:
2005	146
2006	55
Total minimum principal payments	$201

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
	(In thousands)
Legal expenses	$262	$265
Present value of lease exit obligations	—	200
Sponsored research agreements	259	96
Annual report	80	33
Sales tax	52	16
Other	169	152
	$822	$762

7. Operating Lease Commitment

In March 2004, as payment of the total rent due for our premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from February 1, 2004 through July 31, 2008, we issued to the lessor of those premises, 363,039 shares of our common stock. The fair value of the common stock of $3,052,000 was recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period. As consideration for the early termination of the lease on the premises at 255 Constitution Drive in Menlo Park, California, we issued to the lessor of those premises, 46,902 shares of our common stock. The lease termination was effective April 1, 2004. The fair value of the common stock of $394,000 was recorded as rent expense in March 2004. The sublease agreement entered into in June 2003 between us and a third party was transferred to the lessor of the premises effective March 31, 2004. The remaining liability associated with the sublease was fully accreted and no liability remains outstanding as of December 31, 2004.

Future minimum payments under non-cancelable operating leases are zero through July 31, 2008 as a result of the prepayment of rent with our common stock. Rent expense under operating leases was approximately $966,000, $1,296,000 and $994,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Convertible Debentures

On June 29, 2000, we sold $25,000,000 in series D zero coupon convertible debentures and a warrant to purchase 834,836 shares of Geron common stock to an institutional investor. We recognized $10,527,000 in interest expense with an offset to additional paid-in capital for the Black Scholes calculated value of the warrant issued with the convertible debentures. In December 2000, we recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in capital.

In November 2001, we modified the terms of $10,000,000 of outstanding series D convertible debentures and converted the debentures into 1,011,122 shares of Geron common stock. The remaining $15,000,000 of outstanding series D convertible debentures was modified to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. The related warrant was split into two warrants. The series D-1 warrant to purchase 333,935 shares of Geron common stock had an exercise price of $15.625 per share and an exercise period to June 30, 2003. The series D-2 warrant to purchase 500,901 shares of Geron common stock had an exercise price of $25.00 per share and an exercise period to December 31, 2006. As a result of this modification, we recorded $11,910,000 in conversion expense on our consolidated statements of operations.

In May 2003, we modified the existing terms of the outstanding $15,000,000 of series D convertible debentures to provide for an automatic conversion into equity on the maturity date, fixed the conversion price at $5.00 per share and eliminated the interest accrual for the remainder of the term. In addition, we modified the terms of the related outstanding warrants and changed the exercise prices to $7.50 per

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Debentures (Continued)

share. The expiration periods were unchanged. As a result of this second modification, we recorded $779,000 in conversion expense on our consolidated statements of operations.

During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2004 and 2003, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised and amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2004.

9. Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date. As of December 31, 2004 and 2003, the present value of our remaining commitment was $3,043,000 and $5,814,000, respectively. Payments totaling $3,261,000 and $3,640,000 were made to the Roslin Institute under the research funding obligation in 2004 and 2003, respectively. Imputed interest of $491,000 each was accreted to the value of the research funding obligation and was recognized as interest expense in 2004 and 2003, respectively.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license in the nuclear transfer technology, the research agreement with the Institute and the net tangible assets of Roslin Bio-Med Ltd. At the time of acquisition the value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 was capitalized as an intangible asset that was being amortized over the six year funding period as research and development expense, $2,687,000 in 2004, $2,865,000 in 2003 and $2,864,000 in 2002. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. Research and development expense related to the amortization of this intangible asset is expected to be $754,000 in 2005 and $377,000 in 2006.

10. Acquisition of In-Process Research Technology

In March 2004, we entered into an agreement with Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) under which we acquired a co-exclusive right under patents controlled by Merix for the use of defined antigens in therapeutic cancer vaccines. The technology covered by the Merix patents is currently being used in conjunction with Geron’s proprietary telomerase technology in a Phase 1-2 clinical trial under way at Duke University Medical Center. In conjunction with the agreement, we issued 5,000,000 shares of Geron common stock to Merix.

We acquired the use of the Merix technology solely for developing our therapeutic cancer vaccine program. We must further the development of the technology before it can enter into advanced clinical trials for a potential commercial application. We have concluded that this technology has no alternative future use, and accordingly, expensed the value of the common stock issued to Merix of $45,150,000 as an acquired in-process research technology charge at the time of acquisition.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity

Warrants

Warrants outstanding to purchase Geron common stock as of December 31, 2004 are detailed as follows:

Issuance Date	Exercise Price	Number of Shares	Exercisable Date	Expiration Date
October 2003	$16.15	600,000	October 2003	October 2006
April 2003	$6.34	600,000	April 2003	April 2006
November 2001	$7.50	500,901	November 2001	December 2006
September 2001	$9.07	5,000	September 2001	September 2011
August 2001	$14.60	100,000	August 2001	August 2011
August 2001	$22.56	9,000	August 2001	August 2006
August 2000	$31.69	5,000	August 2000	August 2010
July 2000	$6.75	25,000	July 2000	July 2010
March 2000	$67.09	200,000	March 2000	March 2010
March 2000	$12.50	100,000	March 2000	March 2010
October 1998	$5.78	5,083	October 1998	October 2008
August 1997	$6.75	25,000	August 1997	August 2007
November 2004	$6.12	25,000	November 2004	November 2009
November 2004	$8.62	2,295,082	May 2005	November 2008
November 2004	$6.10	2,049,180	November 2004	January 2005
		6,544,246

1992 Stock Option Plan

The 1992 Stock Option Plan (1992 Plan) expired in August 2002 and no further option grants can be made from the 1992 Plan. The options granted under the 1992 Plan were either incentive stock options or nonstatutory stock options. Options granted under the 1992 Plan expired no later than ten years from the date of grant. For incentive stock options and nonstatutory stock options, the option exercise price was at least 100% and 85%, respectively, of the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally vested over a period of four or five years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period.

On September 18, 1998, the Board of Directors approved a resolution to offer all employees holding outstanding options to purchase our common stock under the 1992 Plan with exercise prices in excess of the closing price of Geron’s common stock on September 17, 1998 of $4.75, the option to exchange all such options for new incentive and/or nonstatutory stock options. In connection with this option exchange program, options to purchase 1,148,224 shares of common stock were cancelled and regranted. In addition, we recorded deferred compensation of approximately $1,300,000 in 1998. The remaining deferred compensation was amortized over the remaining vesting term of the options. We recognized no compensation expense related to this option exchange in 2004 and 2003 and $234,000 in 2002.

2002 Equity Incentive Plan

In May 2002, Geron’s stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to our employees and of our parent or subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and our consultants (including non-employee directors) or of our parent or subsidiary. As of December 31, 2004, we had reserved 7,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2004 and 2003, we did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2004, no shares outstanding were subject to repurchase.

     In connection with the 2003 restructuring, we entered into employment agreements with our remaining executive officers and certain other employees, and adopted a Severance Plan applicable according to its terms to all remaining employees. In connection with the employment agreements and Severance Plan, we had a commitment to pay employees a retention bonus equal to 10% of their salary if the employee remained in employment with us until January 5, 2004. In January 2004, we awarded 57,309 shares of Geron common stock from the 2002 Plan to employees in payment of the retention bonus which fulfilled our 2003 accrued commitment of $574,000. As of December 31, 2004, we had no further obligation for this retention bonus and we do not have any new retention bonus obligations.

Directors’ Stock Option Plan

In July 1996, we adopted the 1996 Directors’ Stock Option Plan (Directors’ Option Plan) and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 1,000,000 shares of common stock. As of December 31, 2004, 762,500 options have been granted under the Directors’ Option Plan. The Directors’ Option Plan provides that each person who becomes a non-employee director after the effective date of the Directors’ Option Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the Directors’ Option Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option will be for 30,000 shares of common stock. Finally, we will grant an option to purchase 2,500 shares to each non-employee director upon such director’s appointment to the Audit Committee or Compensation Committee of the Board of Directors, as well as on the date of each Annual Meeting during the director’s service on such committee (Committee Service Option).

The Directors’ Option Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the Directors’ Option Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the board for an additional 36 months) remain exercisable for up to a 24 month period.

The exercise price of all stock options granted under the Directors’ Option Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the Directors’ Option Plan have a term of ten years.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

Aggregate option activity for the 1992 Plan, 2002 Plan and the Directors’ Stock Option Plan is as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2001	282,085	5,028,689	$0.82 – $47.19	$10.97
Additional shares authorized	5,000,000	—	$—	$—
Options granted	(2,058,366)	2,058,366	$3.76 – $ 9.23	$4.73
Options exercised	—	(16,357)	$0.82 – $11.85	$4.89
Options forfeited	762,021	(762,021)	$3.76 – $47.19	$12.04
1992 Plan options expired	(515,419)	—	$—	$—
Balance at December 31, 2002	3,470,321	6,308,677	$0.82 – $41.13	$8.82
Additional shares authorized	1,496,767	—	$—	$—
Options granted	(977,470)	977,470	$1.83 – $10.01	$5.46
Options exercised	—	(356,864)	$0.82 – $14.32	$5.58
Options forfeited	809,803	(809,803)	$3.76 – $30.63	$10.72
1992 Plan options expired	(519,883)	—	$—	$—
Balance at December 31, 2003	4,279,538	6,119,480	$.82 – $41.13	$8.22
Additional shares authorized	1,582,836	—	$—	$—
Options granted	(1,048,882)	1,048,882	$5.69 – $11.65	$7.51
Awards granted	(63,129)	—	$—	$—
Options exercised	—	(220,982)	$0.82 – $10.10	$4.99
Options forfeited	380,110	(380,110)	$1.88 – $29.75	$9.25
1992 Plan options expired	(207,867)	—	$—	$—
Balance at December 31, 2004	4,922,606	6,567,270	$0.82 – $41.13	$8.15

     Information about stock options outstanding as of December 31, 2004 is as follows:

	Options Outstanding
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 0.82 – $ 4.56	1,372,205	$3.79	6.84
$ 4.75 – $ 5.08	1,395,743	$4.93	6.23
$ 5.69 – $ 8.23	1,888,852	$7.63	8.23
$ 8.31 – $15.13	1,265,470	$11.43	5.26
$16.31 – $41.13	645,000	$19.52	6.00
$ 0.82 – $41.13	6,567,270	$8.15	6.72

As of December 31, 2004 and 2003, there were 4,612,346 and 3,769,875 exercisable options outstanding at a weighted average exercise price per share of $8.91 and $9.05, respectively.

Stock Based Compensation

We have elected to apply APB Opinion 25 in accounting for our stock option awards granted to employees and directors, rather than the alternative fair value accounting provided under SFAS 123. Under APB Opinion 25, no compensation expense is recognized for grants of options to employees and directors at an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Accordingly, based on our option grants in 2004, 2003, and 2002, no compensation expense has been recognized related to employee and director stock options.

Pro forma information regarding net income and earnings per share under the alternative fair value accounting required by SFAS 123, as amended by SFAS 148 is presented in Note 1. This information is required to be determined as if we had accounted for our employee stock options granted subsequent to September 30, 1995, under the fair value method of that Statement.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant for 2004, 2003 and 2002. The weighted average grant date fair value of options granted during 2004, 2003 and 2002 with an exercise price equal to the fair market value of our common stock on the date of grant was $7.51, $5.46 and $3.05, respectively. There were no options granted with an exercise price greater than the fair market value of our common stock in 2004, 2003 and 2002.

     We grant options and warrants to consultants from time to time in exchange for services performed for us. In general, these options and warrants vest over the contractual period of the consulting arrangement. We granted options and warrants to consultants to purchase 31,791, 72,970 and 4,558 shares of our common stock in 2004, 2003 and 2002, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, we will record any additional increase in the fair value of the option or warrant as the options and warrants vest. We recorded expense of $269,000, $163,000 and $18,000 for the fair value of these options and warrants in 2004, 2003 and 2002, respectively. As of December 31, 2004, unamortized fair value of options and warrants to consultants of $14,000 remained outstanding.

     We also grant common stock to consultants, vendors, board members and research institutions in exchange for services performed for us. In 2004, 2003 and 2002, we issued 959,558, 281,793 and 2,601 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2004, 2003 and 2002, we recognized approximately $6,167,000, $1,291,000 and $24,000, respectively, of expense in connection with stock grants to consultants, vendors, board members and research institutions. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2004, have a prepaid balance of $2,430,000 which is being amortized to rent expense on a straight-line basis over the term of the lease to July 31, 2008.

Employee Stock Purchase Plan

In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 600,000 shares of common stock. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase Geron common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 28% of the eligible employees have participated in the Purchase Plan in 2004. Approximately 266,000, 247,000 and 213,000 shares have been issued under the Purchase Plan as of December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, 334,072 shares were available for issuance under the Purchase Plan.

We do not recognize compensation cost related to employee purchase rights under the Purchase Plan. The pro forma compensation cost estimated for the fair value of the employees’ purchase rights of approximately $47,000 for 2004, $57,000 for 2003 and $101,000 for 2002 has been included in the pro forma information included in Note 1.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2004 is as follows:

Outstanding stock options	6,567,270
Options available for grant	4,922,606
Employee stock purchase plan	334,072
Warrants outstanding	6,544,246
Total	18,368,194

Share Purchase Rights Plan

On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of Geron outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of Geron’s common stock, par value $0.001 per share, or of any company into which Geron is merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2004, no rights were exercisable into any shares of common stock.

401(k) Plan

We sponsor a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time U.S. employees (Geron 401K Plan). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Geron 401K Plan also permits us to provide discretionary matching and profit sharing contributions. The Geron 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by Geron, and income earned on the contributions, are not taxable to employees until withdrawn from the Geron 401K Plan. Our contributions, if any, will be deductible by us when made. At the direction of each participant, the assets of the Geron 401K Plan are invested in any of 14 different investment options.

In December 2004, 2003 and 2002, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2004, 2003 and 2002 contributions, respectively. The matching contributions are invested in Geron’s common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

Our accrual for matching the 2004 employee contributions under this plan was approximately $497,000, of which $371,000 was fully vested as of December 31, 2004 and $305,000 was recorded as research and development expense and $66,000 was recorded as general and administrative expense. Our accrual for matching the 2003 employee contributions under this plan was approximately $400,000, of which $296,000 was fully vested as of December 31, 2003 and $244,000 was recorded as research and development expense and $52,000 was recorded as general and administrative expense. As of December 31, 2004, $125,000 had been recognized as deferred compensation for the remaining unvested portion of the 2004 matching contribution and will be amortized as compensation expense over the remaining vesting periods. As of December 31, 2004, the remaining deferred compensation for the 2003 match was $50,000 and $84,000 for the 2002 match.

Private Financings

In November 2004, we sold 6,557,377 shares of Geron common stock to institutional investors at $6.10 per share resulting in net cash proceeds of approximately $39,919,000. The shares were offered through a prospectus supplement to an effective universal registration statement. In connection with the sale, we also issued warrants to purchase 2,049,180 shares at $6.10 per share with an expiration date in January 2005. We also issued warrants to purchase 2,295,082 shares at $8.62 per share that are exercisable beginning in May 2005 and expire in November 2008. The fair value of the warrants of $12,694,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost with an offset to additional paid-in capital. As of December 31, 2004, both warrants remained outstanding. See Note 17 on Subsequent Events.

In April 2003, we sold 4,400,000 shares of Geron common stock to two investors at $4.60 per share resulting in net cash proceeds of approximately $18,980,000. The shares were offered through a prospectus supplement to an effective universal shelf registration statement. We also issued to the investors warrants to purchase an additional 600,000 shares of Geron common stock at an exercise price of $6.34 per share. The warrants expire in April 2006. The value of the warrants of $2,040,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost with an offset to additional paid-in capital. As of December 31, 2004, the warrants remained outstanding.

In June 2003, we entered into a license agreement with Transgenomic, Inc. covering the manufacture of phosphoramidate and thio-phosphoramidate oligonucleotides. In connection with the agreement,

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity (Continued)

Transgenomic purchased 310,000 shares of Geron common stock at $5.05 per share in addition to paying a non-refundable cash license fee. In a separate collaboration research agreement between the two companies, a research fee was paid to Transgenomic, Inc.

Public Offering

In November 2003, we completed a public offering of 5,750,000 shares of common stock, which included the underwriters’ exercise of their over-allotment option, resulting in net cash proceeds of approximately $64,330,000. In connection with the offering, we issued warrants to purchase 600,000 shares of Geron common stock to two investors at an exercise price of $16.15 per share. The warrants are exercisable for a period beginning 90 days from the date of issuance and ending three years thereafter. The value of the warrants of $6,179,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost with an offset to additional paid-in capital. As of December 31, 2004, the warrants remained outstanding.

12. Collaborative Agreements

In April 1995, we entered into a License and Research Collaboration Agreement with Kyowa Hakko (the Kyowa Hakko Agreement). Under the Kyowa Hakko Agreement, Kyowa Hakko provided $20,000,000 of research funding over six years to support our program to discover and develop in certain Asian countries a telomerase inhibitor for the treatment of cancer. All of this research funding had been received as of December 31, 2001. Kyowa Hakko also purchased $2,500,000 of Geron common stock in connection with our initial public offering in 1996. In June 2004, Kyowa Hakko returned the Asian territory development and marketing rights for Geron’s telomerase inhibitors and terminated their research and license agreement with us.

Costs associated with research and development activities attributable to the Kyowa Hakko Agreement approximated revenue recognized. Under this agreement, no revenues were recognized in 2004 and 2003 and approximately $500,000 in 2002. No milestone payments were earned.

In December 1997, we entered into a License, Product and Marketing Agreement with Boehringer Mannheim (the Boehringer Mannheim Agreement) to develop and commercialize certain research and clinical diagnostic products for cancer on an exclusive, worldwide basis. Under the Boehringer Mannheim Agreement, Boehringer Mannheim provided reimbursement for research previously conducted and is responsible for all clinical, regulatory, manufacturing, marketing and sales efforts and expenses. We are entitled to receive future payments upon achievement of certain contractual milestones relating to levels of product sales, as well as royalties on product sales. Further, we have an option to exercise co-promotion rights in the United States. After the acquisition of Boehringer Mannheim by Roche in early 1998, all licenses and agreements pertaining to telomerase-based cancer diagnostics entered into with Boehringer Mannheim were transferred to Roche Diagnostics. In accordance with the Boehringer Mannheim Agreement, we received royalty payments from Roche of approximately $41,000, $42,000 and $30,000 in 2004, 2003 and 2002, respectively.

In December 2004, we entered into a worldwide non-exclusive license agreement with Cambrex Bio Science Walkersville, Inc. under which the Cambrex subsidiary will develop and distribute cell lines that have been immortalized using Geron’s proprietary telomerase technology. Under the terms of the agreement, we will receive an upfront license fee payment and royalties on product sales. As of December 31, 2004, the license fee was recorded in interest and other receivables and deferred revenue since we were entitled to the fee at the execution of the arrangement. The technology transfer had not been completed as of the end of the year.

In May 2004, we entered into a collaboration agreement with CXR Biosciences Ltd. to develop and commercialize human embryonic stem cell (hESC)-derived hepatocytes for use in in vitro assays of drug metabolism and toxicity. In connection with the collaboration, Geron and CXR will fund certain research and development costs and share in profits of future product sales. As of December 31, 2004, Geron had provided approximately $164,000 in funding to CXR for this collaboration.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

	2004	2003
	(In thousands)
Net operating loss carryforwards	$95,100	$72,100
Purchased technology	17,100	—
Research credits	13,200	10,500
Capitalized research and development	8,400	8,000
License fees	2,700	2,900
Other — net	4,400	4,700
Total deferred tax assets	140,900	98,200
Valuation allowance for deferred tax assets	(140,900)	(98,200)
Net deferred tax assets	$—	$—

Because of our history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $42,700,000, $17,300,000 and $24,100,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, we had domestic federal net operating loss carryforwards of approximately $245,000,000 expiring at various dates beginning 2006 through 2024, and state net operating loss carryforwards of approximately $86,000,000 expiring at various dates beginning 2005 through 2014, if not utilized. Our foreign net operating loss carryforwards of approximately $22,800,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of approximately $8,140,000 expiring at various dates beginning in 2007 through 2024, if not utilized. Our state research and development tax credit carryforwards of approximately $7,700,000 carry forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Approximately $3,770,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

14. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, we have viewed our operations as principally one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Statement of Cash Flows Data

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Supplementary information:
Interest paid	$26	$53	$87
Supplementary investing and financing activities:
Conversion of convertible debentures	$—	$16,510	$—
Issuance of warrants to purchase common stock and common stock issued for prior year services	$1,917	$1,227	$636
Issuance of common stock for prepaid facility rent	$3,446	$—	$—
Unrealized gain (loss) on equity investments	$221	$37	$(322)
Net unrealized gain (loss) on available-for-sale securities	$(354)	$(81)	$(338)
Issuance of common stock for 401(k) contribution and retention bonus	$978	$548	$—
Deferred compensation on 401(k) contribution	$125	$105	$209

Interest expense for the year ended December 31, 2004, 2003 and 2002 was $518,000, $544,000 and $600,000, respectively.

16. Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2004
Revenues	$248	$366	$101	$338
Operating expenses	52,259	9,534	10,576	9,969
Net loss	(51,683)	(8,945)	(10,302)	(9,475)
Basic and diluted net loss per share	$(1.28)	$(0.20)	$(0.23)	$(0.20)
Year Ended December 31, 2003
Revenues	$262	$285	$472	$155
Operating expenses	8,306	8,938	5,709	8,401
Net loss	(7,932)	(9,288)	(5,107)	(7,556)
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.15)	$(0.21)

Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

17. Subsequent Events

In January 2005, we received cash proceeds of $12,500,000 upon the exercise of warrants to purchase 2,049,180 shares of common stock. The warrants were issued to institutional investors in connection with the financing announced in November 2004 and had an expiration date of January 11, 2005.

In January 2005, we awarded 148,137 shares of common stock to employees in lieu of cash for 2004 year end performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2004.

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

Management Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining an adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Thomas B. Okarma	David L. Greenwood
President and Chief Executive Officer	Executive Vice President Chief Financial Officer

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

The information required by this Item concerning Geron’s directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in Geron’s Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 6, 2005, to be filed with the Securities and Exchange Commission (the Proxy Statement).

Identification of Executive Officers

The information required by this Item concerning Geron’s executive officers is set forth in Part I of this Report.

Code of Ethics

Geron has adopted a Code of Conduct with which every person who works for Geron is expected to comply. The Code of Conduct is publicly available on Geron’s website under the Investor Relations section at www.geron.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the code to Geron’s Chief Executive Officer, Chief Financial Officer or Corporate Controller, Geron will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Copies of the Code of Conduct will be furnished without charge to any person who submits a written request directed to the attention of the Geron Secretary, at Geron’s offices located at 230 Constitution Drive, Menlo Park, California, 94025.

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

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the section captioned “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements

Included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in Item 15(a)(1) above.

(3) Exhibits.

Exhibit Number	Description
2.1(1)†	Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
2.2(1)	Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.4(4)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
4.6(5)
Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.11(6)	Form of Indenture
4.12(7)	Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
4.14(8)	Warrant No. 1 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.15(9)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.16(10)	Amended and Restated Common Stock Purchase Agreement dated as of April 8, 2003, by and between the Registrant and certain investors
4.17(11)	Stock Purchase Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.18(12)	Equity Payment Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.19(13)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
4.20(14)	Series D Second Amended and Restated Convertible Debentures dated as of May 23, 2003
4.21(15)	Amended and Restated Series D-1 Stock Purchase Warrant, dated as of May 23, 2003

Exhibit Number	Description
4.22(16)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.28(17)	Agreement dated October 14, 2003, by and between Registrant and Mainfield Enterprises, Inc.
4.29(18)	Agreement dated October 14, 2003, by and between Registrant and The Riverview Group, LLC
4.30(19)	Common Stock Purchase Agreement dated as of January 21, 2004, by and between Registrant and Transgenomic, Inc.
4.31(20)	Common Stock Purchase Agreement dated as of January 27, 2004, by and between Registrant and Transgenomic, Inc.
4.32(21)	Common Stock Purchase Agreement dated as of March 6, 2004, by and between Registrant and Merix Bioscience, Inc.
4.33(22)	Common Stock Purchase Agreement dated as of March 18, 2004, by and between Registrant and Transgenomic, Inc.
4.34(23)	Common Stock Purchase Agreement dated as of March 23, 2004, by and between Registrant and David D. Bohannon Organization
4.35(24)	Common Stock Purchase Agreement dated as of March 23, 2004, by and between Registrant and Bohannon Development Company
4.36(25)	Common Stock Purchase Agreement dated as of April 23, 2004, by and between Registrant and Transgenomic, Inc.
4.37(26)	Common Stock Purchase Agreement dated as of April 23, 2004, by and between Registrant and Transgenomic, Inc.
4.38(27)	Form of Indenture
4.39(28)	Form of Subordinated Indenture, between Geron Corporation and one or more trustees to be named
4.40(29)	Common Stock Purchase Agreement dated as of July 1, 2004, by and between Registrant and Transgenomic, Inc.
4.41(30)	Common Stock Purchase Agreement dated as of September 28, 2004, by and between Registrant and Transgenomic, Inc.
4.42(31)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
4.43(32)	Form of B Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
4.44(33)	Form of C Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
10.1(34)	Form of Indemnification Agreement
10.2(35)	1992 Stock Option Plan, as amended
10.3(34)	1996 Employee Stock Purchase Plan, as amended
10.4(36)	1996 Directors’ Stock Option Plan, as amended
10.5(37)	2002 Equity Incentive Plan
10.6(2)†	Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and January 1994
10.7(2)†	Patent License Agreement dated September 8, 1992 between Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(2)†	Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.9(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(2)†	License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
10.14(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management Services, Inc.
10.23(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory
10.27(39)†	Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
10.30(39)	Intellectual Property License Agreement dated December 9, 1996 between Registrant and University Technology Corporation
10.35(40)†	License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University

Exhibit Number	Description
10.36(40)†	Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(41)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between Registrant and Boehringer Mannheim, GmbH
10.42(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
10.43(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
10.52(42)	Amendment No. 3 to the License and Research Collaboration Agreement, dated as of January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(43)	Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(44)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.55(45)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.61(46)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
10.62(47)	Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation
10.63(48)	Common Stock Warrant Agreement issued by Registrant to University Technology Corporation, dated as of August 30, 2001
10.66(49)	License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin Alumni Research Foundation
10.67(50)†	Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
10.68(51)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.69(52)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.70(53)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.71(54)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.72(55)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.73(56)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.74(57)	Employment agreement between Registrant and William Stempel, dated January 21, 2003
10.75(58)	Severance Plan, effective January 21, 2003
10.76(59)†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003
10.77(60)	Restructuring Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
10.78(61)†	License Agreement dated as of March 6, 2004 by and between Registrant and Merix Bioscience, Inc.
10.79(62)	Lease Termination and Advance Payment Agreement by and between Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.80(63)	Fourth Amendment to Lease by and between Registrant and David D. Bohannon Organization, dated March 23, 2004
10.81(64)	Amendment to Lease by and between Registrant and David D. Bohannon Organization, dated March 23, 2004
14.1(70)	Code of Conduct
21.1(80)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.
(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 3, 2003.
(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 1999.
(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(8)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(9)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(10)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 9, 2003.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(14)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(15)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(16)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(18)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 30, 2004.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on January 30, 2004.
(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004.
(22)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(23)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(24)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(25)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(26)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(27)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(28)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(29)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on July 16, 2004.
(30)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on October 7, 2004.
(31)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(32)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(33)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(34)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.
(35)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.
(36)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(37)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.

(38)	Not used
(39)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.
(40)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(41)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Annual Report on Form 10-K filed on March 31, 1998.
(42)	Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(43)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(44)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(45)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(46)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(47)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(48)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(49)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(50)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(51)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(52)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(53)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(54)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(55)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(56)	Incorporated by reference to Exhibit 10.6 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(57)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(58)	Incorporated by reference to Exhibit 10.8 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(59)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(60)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(61)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.
(62)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(63)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(64)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(70)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.
(80)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(b) Reports on Form 8-K

The Registrant filed the following current report on Form 8-K with the SEC:

•	On November 12, 2004, with respect to a press release dated November 11, 2004 announcing the Registrant’s completion of an offering of common stock and warrants to institutional investors.

(c) Index to Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d) Financial Statements and Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 25th day of February, 2005.

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

Signature	Title	Date
/s/ THOMAS B. OKARMA Thomas B. Okarma	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005
/s/ DAVID L. GREENWOOD David L. Greenwood	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 25, 2005
/s/ ALEXANDER E. BARKAS Alexander E. Barkas	Director	February 25, 2005
/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	February 25, 2005
/s/ THOMAS D. KILEY Thomas D. Kiley	Director	February 25, 2005
/s/ JOHN P. WALKER John P. Walker	Director	February 25, 2005
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director	February 25, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)†	Sale and Purchase Agreement dated May 3, 1999, among the Registrant and each of the shareholders of Roslin
2.2(1)	Escrow Agreement dated May 3, 1999, among the Registrant, a committee acting for and on behalf of the Warrantors, and U.S. Bank Trust National Association
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of Geron Corporation
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.4(4)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin
4.6(5)
Rights Agreement, dated as of July 20, 2001, by and between Geron Corporation and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of Geron Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.11(6)	Form of Indenture
4.12(7)	Common Stock Purchase Agreement dated March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
4.14(8)	Warrant No. 1 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.15(9)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, dated as of April 7, 2003
4.16(10)	Amended and Restated Common Stock Purchase Agreement dated as of April 8, 2003, by and between the Registrant and certain investors
4.17(11)	Stock Purchase Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.18(12)	Equity Payment Agreement dated March 21, 2003, by and between Registrant and Finnegan, Henderson, Farabow, Garrett & Dunner, LLP
4.19(13)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
4.20(14)	Series D Second Amended and Restated Convertible Debentures dated as of May 23, 2003
4.21(15)	Amended and Restated Series D-1 Stock Purchase Warrant, dated as of May 23, 2003
4.22(16)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.28(17)	Agreement dated October 14, 2003, by and between Registrant and Mainfield Enterprises, Inc.
4.29(18)	Agreement dated October 14, 2003, by and between Registrant and The Riverview Group, LLC
4.30(19)	Common Stock Purchase Agreement dated as of January 21, 2004, by and between Registrant and Transgenomic, Inc.
4.31(20)	Common Stock Purchase Agreement dated as of January 27, 2004, by and between Registrant and Transgenomic, Inc.
4.32(21)	Common Stock Purchase Agreement dated as of March 6, 2004, by and between Registrant and Merix Bioscience, Inc.
4.33(22)	Common Stock Purchase Agreement dated as of March 18, 2004, by and between Registrant and Transgenomic, Inc.
4.34(23)	Common Stock Purchase Agreement dated as of March 23, 2004, by and between Registrant and David D. Bohannon Organization
4.35(24)	Common Stock Purchase Agreement dated as of March 23, 2004, by and between Registrant and Bohannon Development Company
4.36(25)	Common Stock Purchase Agreement dated as of April 23, 2004, by and between Registrant and Transgenomic, Inc.
4.37(26)	Common Stock Purchase Agreement dated as of April 23, 2004, by and between Registrant and Transgenomic, Inc.

Exhibit Number	Description
4.38(27)	Form of Indenture
4.39(28)	Form of Subordinated Indenture, between Geron Corporation and one or more trustees to be named
4.40(29)	Common Stock Purchase Agreement dated as of July 1, 2004, by and between Registrant and Transgenomic, Inc.
4.41(30)	Common Stock Purchase Agreement dated as of September 28, 2004, by and between Registrant and Transgenomic, Inc.
4.42(31)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers.
4.43(32)	Form of B Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers.
4.44(33)	Form of C Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers.
10.1(34)	Form of Indemnification Agreement
10.2(35)	1992 Stock Option Plan, as amended
10.3(34)	1996 Employee Stock Purchase Plan, as amended
10.4(36)	1996 Directors’ Stock Option Plan, as amended
10.5(37)	2002 Equity Incentive Plan
10.6(2)†	Agreement with Respect to Option dated August 31, 1992 between Registrant and Cold Spring Harbor Laboratory and Amendments No. 1 and 2 thereto dated May 3, 1993 and January 1994
10.7(2)†	Patent License Agreement dated September 8, 1992 between Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(2)†	Sponsored Research Agreement dated as of September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.9(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(2)†	License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd., and Amendment No. 1 thereto dated July 15, 1995
10.14(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.15(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management Services, Inc.
10.23(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory
10.27(39)†	Amendment No. 2 to License and Research Collaboration Agreement dated April 24, 1995 between the Registrant and Kyowa Hakko Kogyo Co., Ltd. dated March 23, 1997
10.30(39)	Intellectual Property License Agreement dated December 9, 1996 between Registrant and University Technology Corporation
10.35(40)†	License Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.36(40)†	Research Agreement dated August 1, 1997 between Registrant and The Johns Hopkins University
10.37(41)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between Registrant and Boehringer Mannheim, GmbH
10.42(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin, and the Institute
10.43(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin and the Institute
10.52(42)	Amendment No. 3 to the License and Research Collaboration Agreement, dated as of January 24, 2000, by and between the Registrant and Kyowa Hakko Kogyo Co., Ltd.
10.53(43)	Securities Purchase Agreement by and between Registrant and private investor dated March 9, 2000
10.54(44)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.55(45)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor dated March 9, 2000
10.61(46)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among Registrant and University Technology Corporation
10.62(47)	Common Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and University Technology Corporation

Exhibit Number	Description
10.63(48)	Common Stock Warrant Agreement issued by Registrant to University Technology Corporation, dated as of August 30, 2001
10.66(49)	License Agreement dated as of January 8, 2002, by and between Registrant and Wisconsin Alumni Research Foundation
10.67(50)†	Purchase Agreement dated as of March 5, 2002, by and between Registrant and Lynx Therapeutics, Inc.
10.68(51)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.69(52)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.70(53)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.71(54)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.72(55)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.73(56)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.74(57)	Employment agreement between Registrant and William Stempel, dated January 21, 2003
10.75(58)	Severance Plan, effective January 21, 2003
10.76(59)†	License Agreement Amendment between Geron Corporation and Transgenomic, Inc., dated June 2, 2003
10.77(60)	Restructuring Agreement dated as of May 23, 2003, by and between Registrant and RGC International Investors, LDC
10.78(61)†	License Agreement dated as of March 6, 2004 by and between Registrant and Merix Bioscience, Inc.
10.79(62)	Lease Termination and Advance Payment Agreement by and between Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.80(63)	Fourth Amendment to Lease by and between Registrant and David D. Bohannon Organization, dated March 23, 2004
10.81(64)	Amendment to Lease by and between Registrant and David D. Bohannon Organization, dated March 23, 2004
14.1(70)	Code of Conduct
21.1(80)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2005

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.
(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 3, 2003.
(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 1999.
(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(8)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(9)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 8, 2003.
(10)	Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 9, 2003.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.

(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on April 25, 2003.
(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(14)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(15)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(16)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(18)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 30, 2004.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on January 30, 2004.
(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004.
(22)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(23)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(24)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(25)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(26)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(27)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(28)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(29)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on July 16, 2004.
(30)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on October 7, 2004.
(31)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(32)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(33)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on 8-K filed on November 12, 2004.
(34)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.
(35)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.
(36)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(37)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.
(38)	Not used
(39)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.
(40)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(41)	Incorporated by reference to identically numbered exhibits filed with Registrant’s Annual Report on Form 10-K filed on March 31, 1998.
(42)	Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 17, 2000.
(43)	Incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(44)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(45)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(46)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(47)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(48)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(49)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(50)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 7, 2002.
(51)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(52)	Incorporated by reference to Exhibit 10.2 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(53)	Incorporated by reference to Exhibit 10.3 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(54)	Incorporated by reference to Exhibit 10.4 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(55)	Incorporated by reference to Exhibit 10.5 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(56)	Incorporated by reference to Exhibit 10.6 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(57)	Incorporated by reference to Exhibit 10.7 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(58)	Incorporated by reference to Exhibit 10.8 filed with Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.
(59)	Incorporated by reference to Exhibit 10.1 filed with Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(60)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2003.
(61)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.
(62)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(63)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(64)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.
(70)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.
(80)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on March 13, 2000.