Form 10-Q
period 2005-03-31
GERON CORPORATION
filed 2005-04-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2005

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

     Yes ☑           No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑           No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 22, 2005:
Common Stock, $0.001 par value	55,435,581 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,530	$9,846
Restricted cash	530	530
Marketable securities	116,955	110,118
Interest and other receivables	1,638	1,550
Notes receivable from related parties	143	147
Prepaid assets	2,681	2,586

Total current assets	129,477	124,777
Prepaid assets	2,822	3,212
Equity investments in licensees and joint venture	484	489
Property and equipment, net	1,975	2,089
Deposits and other assets	170	175
Intangible assets	942	1,131

	$135,870	$131,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$2,535
Accrued compensation	572	2,024
Accrued liabilities	580	822
Current portion of deferred revenue	472	477
Current portion of equipment loans	129	146
Current portion of research funding obligation	2,001	2,454

Total current liabilities	5,142	8,458
Noncurrent portion of deferred revenue	665	707
Noncurrent portion of equipment loans	28	55
Noncurrent portion of research funding obligation	295	590
Commitments
Stockholders’ equity:
Common stock	54	52
Additional paid-in capital	476,554	458,965
Deferred compensation	(207)	(260)
Accumulated deficit	(345,759)	(336,071)
Accumulated other comprehensive loss	(902)	(623)

Total stockholders’ equity	129,740	122,063

	$135,870	$131,873

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
License fees and royalties	$59	$248

Operating expenses:
Research and development	6,473	5,718
Acquired in-process research technology	—	45,150
General and administrative	3,949	1,391

Total operating expenses	10,422	52,259

Loss from operations	(10,363)	(52,011)
Interest and other income	847	498
Interest and other expense	(172)	(170)

Net loss	$(9,688)	$(51,683)

Basic and diluted net loss per share	$(0.18)	$(1.28)

Weighted average shares used in computing basic and diluted net loss per share	54,175,184	40,449,815

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,688)	$(51,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	251
Accretion and amortization on investments	584	944
Issuance of common stock in exchange for acquired research technology	—	45,150
Issuance of common stock and warrants in exchange for services	2,725	100
Accretion of interest on research funding obligation	123	123
Amortization of deferred compensation	53	34
Realized gain on equity investments in licensees	(3)	(18)
Amortization of intangible assets, principally research related	189	716
Changes in assets and liabilities:
Other current and noncurrent assets	204	(2,942)
Other current and noncurrent liabilities	(1,085)	(1,768)
Accrued research funding obligation	(871)	(896)
Translation adjustment	(27)	2

Net cash used in operating activities	(7,556)	(9,987)
Cash flows from investing activities:
Capital expenditures	(126)	(125)
Purchases of marketable securities	(32,010)	(12,232)
Proceeds from sale of equity investment in licensee	—	201
Proceeds from maturities of marketable securities	24,357	15,200

Net cash (used in)/provided by investing activities	(7,779)	3,044
Cash flows from financing activities:
Payments of obligations under equipment loans	(44)	(51)
Proceeds from issuances of common stock, net of issuance costs	563	700
Proceeds from exercise of warrants	12,500	—

Net cash provided by financing activities	13,019	649

Net decrease in cash and cash equivalents	(2,316)	(6,294)
Cash and cash equivalents at the beginning of the period	9,846	12,823

Cash and cash equivalents at the end of the period	$7,530	$6,529

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2005 and condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements at that date.

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

     FASB Interpretation No. 46-R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and therefore have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

     Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share would include any dilutive effect of options, warrants and other convertible securities.

     A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share amounts)
Net loss	$(9,688)	$(51,683)

Basic and diluted net loss per common share	$(0.18)	$(1.28)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per common share	54,175,184	40,449,815

     Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,454,626 shares and 2,110,180 shares for 2005 and 2004, respectively related to common stock equivalents not included above (as determined using the treasury stock method at average market price during the period).

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include corporate notes in United States corporations and asset-backed securities with original maturities ranging from four to 24 months.

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2005 and 2004. Dividend and interest income are recognized when earned.

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

Restricted Cash

     As of March 31, 2005 and December 31, 2004, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees and Joint Venture

     Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date. For marketable equity securities, unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

     We monitor our equity investments in licensees for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. We did not recognize any impairment charges for the three months ended March 31, 2005 and 2004 related to other-than-temporary declines in fair values of our non-marketable equity investments. As of March 31, 2005 and 2004, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint venture, were $463,000 and $199,000, respectively.

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

     Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For the three months ended March 31, 2005 and 2004, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense. The remaining obligation as of March 31, 2005 was $2,296,000.

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

Employee Stock Plans

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosures” (SFAS 148), we elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans.

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

	Three Months Ended March 31,
	2005	2004
(In thousands, except per share amounts)
Net loss	$(9,688)	$(51,683)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,040)	(1,480)

Pro forma net loss	$(10,728)	$(53,163)

Basic and diluted net loss per share as reported	$(0.18)	$(1.28)

Basic and diluted pro forma net loss per share	$(0.20)	$(1.31)

     The fair value of options granted for the three months ended March 31, 2005 and 2004 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility range	0.893	0.992
Risk-free interest rate range	3.48% to 4.08%	2.37% to 2.95%
Expected life	4 yrs	4 yrs

     The fair value of employees’ purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility range	0.617	0.580
Risk-free interest rate range	3.10%	1.59%
Expected life	6 mos	6 mos

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

     See Recent Accounting Pronouncements for a discussion of SFAS 123R.

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(745)	$(493)
Foreign currency translation adjustments	(157)	(130)

	$(902)	$(623)

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006.

     SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted. The Company plans to adopt SFAS 123R using the modified prospective method.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options which have exercise prices equal to the fair market value of the underlying common stock at the date of granting the option. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that we will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). At this time, there would be no tax impact related to the prior periods since we are in a net loss position.

2. ISSUANCES OF COMMON STOCK

     In January 2005, we received cash proceeds of $12,500,000 upon the exercise of warrants to purchase 2,049,180 shares of common stock. The warrants were issued to institutional investors in connection with the financing announced in November 2004 and had an expiration date of January 11, 2005.

     In January 2005, we awarded 148,137 shares of common stock to employees in lieu of cash for 2004 year-end performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2004.

3. JOINT VENTURE AGREEMENT

     On March 1, 2005, we and the Biotechnology Research Corporation Limited (BRC), a company incorporated under the laws of Hong Kong, entered into a Joint Venture Agreement (JVA) to establish a joint venture in Hong Kong called TA Therapeutics, Limited (TAT). Geron and BRC each will own 50% of TAT. TAT will conduct research and develop products that utilize telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease.

     Pursuant to the JVA, we will contribute scientific leadership, development expertise, intellectual property, and capital to TAT. BRC will provide scientific leadership, a research team, capital, and laboratory facilities. Geron and BRC each have agreed to contribute financially to fund the operations of TAT. BRC has agreed to an initial capital contribution of $6,000,000, payable in six equal quarterly payments. Three months after BRC has fully paid this amount, we will contribute $2,000,000, payable in two equal quarterly payments. Operations for TAT began April 1, 2005.

     In accordance with the equity method of accounting, we will increase (decrease) the carrying value of our investment in the joint venture by a proportionate share of TAT’s earnings (losses). Any increases (decreases) will be reflected separately in our condensed consolidated statements of operations as equity in losses or income in the joint venture. We will suspend applying the equity method when our investment in and net advances to TAT is reduced to zero and when our proportionate share of TAT’s losses exceeds the carrying amount of the investment and our committed funding amount. If TAT subsequently reports net income, we will resume applying the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended. The initial investment in TAT reflects our initial payment for our share of equity in TAT of $12,000. Cash contributions made by us in the future will be recorded as additional investments when such amounts are actually paid. No value has been recognized for the intellectual property contribution as it represented a nonmonetary transaction and there was no net book value associated with these intangible assets at the execution of this arrangement.

     In April 2005, we issued a warrant to purchase 470,000 shares of Geron common stock to a consultant in payment for consulting services associated with the formation of the joint venture. The warrant is immediately exercisable at an exercise price of $3.75 per share for a period of 10 years from the date of issuance. The fair value of the warrant of $2,562,000 was determined using the Black Scholes option-pricing model and was recognized as general and administrative expense during the quarter ended March 31, 2005 commensurate with the period the consulting services were rendered.

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

5. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Three Months Ended
	March 31,
(In Thousands)	2005	2004
	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized loss on equity investments in licensees	$(20)	$(3)
Net unrealized gain (loss) on marketable securities	$(232)	$158
Shares issued for 401(k) matching contribution and retention bonus	$1,803	$978
Shares or warrants issued for services	$—	$4,695

6. SUBSEQUENT EVENTS

     In April 2005, we entered into a Formation and Shareholders Agreement (FSA) and Contribution and License Agreement (CLA) with Exeter Life Sciences, Inc. to form stART Licensing, Inc.(stART). stART will manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter own 49.9% and 50.1% of stART, respectively.

     Pursuant to the CLA, we granted a worldwide, exclusive, non-transferable license, with the right to sublicense, to our patent rights to nuclear transfer technology for use in animal cloning. These patent rights include patents originally licensed from the Roslin Institute in Edinburgh, Scotland in conjunction with Geron’s 1999 acquisition of Roslin BioMed, as well as patents covering technology arising from subsequent animal cloning work that we funded at the Roslin Institute. Geron has retained all rights to nuclear transfer technology for use in human cells. Exeter granted a worldwide, exclusive, non-transferable license, with the right to sublicense, to its patent rights for the use of the Roslin nuclear transfer technology for the production of proteins in milk of animals, as well as rights to other cloning technologies, including chromatin transfer, a technology developed at the University of Massachusetts.

     Pursuant to the FSA, Exeter will provide initial operating capital and other management services for stART. Exeter will make an initial capital contribution, of which an amount is immediately payable to stART and the remainder will be provided from time to time, but in any event within 24 months following the execution of the FSA. Geron has no financial obligations to provide operating capital for stART and we received an upfront payment in cash of $4,000,000 from stART upon the execution of the FSA in consideration of the technology we contributed in excess of the value of the equity we received in stART. Geron is also entitled to receive payment upon achievement of a certain future milestone.

     In April 2005, we sold 740,741 shares of Geron common stock to investors at a price of $5.40 per share for total gross proceeds of $4,000,000. The shares were offered through a prospectus supplement to an effective universal registration statement. In connection with the sale, we also issued warrants to purchase 370,370 shares at $7.95 per share. The warrants are immediately exercisable for a period of five years from the date of issuance. The fair value of the warrants of $1,610,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost resulting in offsetting entries to additional paid-in capital. The purchased shares and the shares underlying the warrant are subject to a two year lock-up which prohibits the sale or other disposition of these shares over the two year lock up period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Additional Factors that May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in the section of this Item 2 titled “Additional Factors That May Affect Future Results,” and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     Geron is a biopharmaceutical company developing and commercializing three groups of products: i) therapeutic products for oncology that target telomerase; ii) pharmaceuticals that activate telomerase in tissues impacted by senescence, injury or degenerative disease; and iii) cell-based therapies derived from its human embryonic stem cell platform for applications in multiple chronic diseases.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2005 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

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

     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

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

     We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives have the effect of increasing or decreasing license fee revenue in the period of revision. As of March 31, 2005, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions in the future.

     In the past, we recognized cost reimbursement revenue under those collaborative agreements as the related research and development costs were incurred. Deferred revenue represented the portion of research payments received which had not been earned. We recognized milestone fees upon completion of specified milestones according to contract terms.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20.0 million in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17.2 million at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest is being accreted to the value of the research funding obligation and is recognized as interest expense.

     At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of March 31, 2005, no revisions to the effective interest rate have been made and we do not expect revisions in the future. Further adjustments to the amortization period may occur as we near the end of the extended research period and evaluate our continuing research support.

Valuation of Equity Instruments

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosures” (SFAS 148), we elected to continue to apply the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. To comply with SFAS 148, we presented in Note 1 to condensed consolidated financial statements, the pro forma effect on our net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to options granted to employees under our stock-based employee compensation plans.

     In valuing our options using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income (loss) and earnings (loss) per share if compensation expense had been recognized based on the fair value method. As of March 31, 2005, no revisions to the methods used in arriving at the assumptions used in the Black Scholes option-pricing model have been made and revisions may occur in the future with the adoption of SFAS 123R.

     In valuing our warrants using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the warrants is based on the term of the warrants. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our condensed consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our condensed consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon issuance of the warrant. As of March 31, 2005, no revisions to the assumptions used in the Black Scholes option-pricing model have been made and revisions may occur in the future with the adoption of SFAS 123R.

RESULTS OF OPERATIONS

Revenues

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $47,000 for the three months ended March 31, 2005 compared to $241,000 for the comparable 2004 period related to our various agreements. The decrease in revenue recognition was due to the full amortization of deferred revenue in 2004 for certain license or option agreements prior to the quarter ended March 31, 2005. Also, we received royalties of $12,000 for the three months ended March 31, 2005, compared to $7,000 for the comparable 2004 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $430,000 for the remainder of 2005, $165,000 in 2006, $137,000 in 2007, $119,000 in 2008 and $286,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

Research and Development Expenses

     Research and development expenses were $6.5 million for the three months ended March 31, 2005, compared to $5.7 million for the comparable 2004 period. The overall increase in 2005 compared to 2004 was primarily due to an increase of $614,000 for increased personnel related expenses and $494,000 for clinical consulting and sponsored research at other academic laboratories. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and testing of our telomerase inhibitor compounds, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

     Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we are targeting completion of the preclinical animal toxicology and efficacy studies by early 2005, after which we expect to prepare and file an IND application on GRN163L. A therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer is currently in investigator-sponsored Phase 1-2 clinical studies at Duke University Medical Center. Study results have shown no treatment-related adverse effects to date and a positive specific immune responses to telomerase. We are conducting additional small Phase 1-2 trials, also at Duke, in order to optimize the vaccination process. We have also transferred the vaccine manufacturing process in-house for further optimization. At the conclusion of these activities, and assuming continued success, we plan to file an IND for a Phase 2 clinical study for the telomerase therapeutic vaccine.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to culture and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models of human disease. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by functional improvements or durable engraftment of the cells in the treated animals. After completion of these studies, and assuming continued success, we expect to begin one or more Phase 1 clinical trials, most likely including one for the treatment of spinal cord injury.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Oncology.	$3,486	$2,618
hESC Therapies	2,987	3,100
Total	$6,473	$5,718

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

General and Administrative Expenses

     General and administrative expenses were $3.9 million for the three months ended March 31, 2005, compared to $1.4 million for the comparable 2004 period. The increase in general and administrative expenses for 2005 compared to 2004 was primarily due to the recognition of $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in conjunction with the Hong Kong joint venture. We expect general and administrative expenses related to accounting to increase in order to comply with significant new government imposed procedures, reporting and audit requirements.

Interest and Other Income

     Interest income was $839,000 for the three months ended March 31, 2005, compared to $424,000 for the comparable 2004 period. The increase in interest income for 2005 compared to 2004 was due to higher cash and investment balances as a result of proceeds received from equity financings in 2004 and higher interest rates. Interest earned in the future will depend on future funding and prevailing interest rates.

     We received none and $74,000 in research payments under government grants for the three months ended March 31, 2005 and 2004, respectively. Our existing government grant expired in September 2003.

Interest and Other Expense

     Interest and other expense was $172,000 for the three months ended March 31, 2005, compared to $170,000 for the comparable 2004 period. The increase in interest and other expense for 2005 compared to 2004 was primarily due to increased bank charges as a result of higher cash and investment balances.

Net Loss

     Net loss was $9.7 million for the three months ended March 31, 2005, compared to $51.7 million for the comparable 2004 period. Absent the acquired in-process research technology expense of $45.2 million in 2004, overall net loss for 2005 increased over the comparable 2004 period as a result of increased operating expenses for the clinical development of GRN163L and the expense for the warrant valuation related to consulting services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2005 totaled $125.0 million compared to $120.5 million at December 31, 2004. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2005 was due to the receipt of $12.5 million in net cash proceeds from the exercise of warrants.

     Cash Flows from Operating Activities. Net cash used in operations was $7.6 million for the three months ended March 31, 2005 compared to $10.0 million for the comparable 2004 period. The decrease in net cash used for operations in 2005 was primarily the result of the use of common stock for payment for certain services.

     Cash Flows from Investing Activities. Net cash used in investing activities was $7.8 million for the three months ended March 31, 2005, compared to net cash provided by investing activities of $3.0 million for the comparable 2004 period. The decrease in cash provided by investing activities reflected the purchase of marketable securities from proceeds received from the exercise of warrants.

     Through March 31, 2005, we have invested approximately $14.2 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $102,000 for the remainder of 2005 and $55,000 in 2006. As of March 31, 2005, we had approximately $1.3 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires on September 30, 2005. We intend to renew the commitment for new equipment financing facilities in 2005 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2005 was $13.0 million, compared to $649,000 for the comparable 2004 period. The increase in net cash provided by financing activities was primarily due to the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004.

     As of March 31, 2005, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Amounts in thousands)
Equipment loans	$157	$102	$55	—	—
Operating leases (2)	—	—	—	—	—
Research funding (3)	11,289	5,586	4,915	$394	$394
Total contractual cash obligations	$11,446	$5,688	$4,970	$394	$394

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including the Roslin Institute and our Hong Kong joint venture.

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

Recent Accounting Pronouncements

     See Note 1 of notes to condensed consolidated financial statements for a description of new accounting pronouncements.

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

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2005, our accumulated net loss was approximately $345.8 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements and revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

     The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004, we were involved with two interferences declared by the U.S. Patent Office at our request and involving two of our pending applications relating to nuclear transfer and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights in nuclear transfer technology. The Board of Patent Appeals and Interferences has now issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron’s pending claims. These judgments effectively invalidated the two U. Mass patents. Both judgments have been appealed by ACT. We have also filed requests with other U. Mass patents in the same field. As in any legal proceeding, the outcome of these interferences and the appeals is uncertain. In March 2002, an interference was declared involving a Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was resolved in 2004 with a final judgment in our favor; that judgment was not appealed.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and March 2005, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and March 31, 2005, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2005, we had 54,593,039 shares of common stock outstanding. Of these shares, approximately 33,080,385 shares have been registered pursuant to shelf registration statements, and therefore may be resold (if not sold prior to the date hereof) in the public market. Approximately 4,521,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this 10-Q, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2005 was $123.0 million. These investments include $6.0 million of cash equivalents which are due in less than 90 days, $89.7 million of short-term investments which are due in less than one year and $27.3 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure related to interest rates.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2005, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next year. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2005, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our 2005 first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

     None

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit
Number	Description
10.1†	Joint Venture Agreement dated March 1, 2005 between Registrant and Biotechnology Research Corporation.

10.2†	Formation and Shareholders Agreement dated April 5, 2005 between Registrant, stART Licensing, Inc. and Exeter Life Sciences, Inc.

10.3†	Contribution and License Agreement dated April 5, 2005 between Registrant, stART Licensing, Inc. and Exeter Life Sciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

Exhibit
Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

†	Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated January 13, 2005, announcing the exercise of warrants to purchase 2,049,180 shares of Geron common stock, resulting in net cash proceeds of $12.5 million.

(ii)	The Registrant filed a report on Form 8-K, dated January 14, 2005, announcing the approved bonus payments for fiscal year 2004 in the form of shares of Geron common stock for various executive officers.

(iii)	The Registrant filed a report on Form 8-K, dated March 7, 2005, announcing the formation of a Hong Kong joint venture called TA Therapeutics, Ltd. (TAT). The joint venture will be equally owned by Geron and Biotechnology Research Corporation, a company incorporated under the laws of Hong Kong. TAT will conduct research and commercially develop products that utilize telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD

David L. Greenwood Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

Date: April 29, 2005

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Joint Venture Agreement dated March 1, 2005 between Registrant and Biotechnology Research Corporation.

10.2†	Formation and Shareholders Agreement dated April 5, 2005 between Registrant, stART Licensing, Inc. and Exeter Life Sciences, Inc.

10.3†	Contribution and License Agreement dated April 5, 2005 between Registrant, stART Licensing, Inc. and Exeter Life Sciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

†	Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.