Form 10-Q
period 2005-06-30
GERON CORPORATION
filed 2005-08-05
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
________________

FORM 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2005

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

Yes☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 29, 2005:
Common Stock, $0.001 par value	55,619,885 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30, 2005	DECEMBER31, 2004
	(UNAUDITED)	(SEE NOTE 1)

ASSETS
Current assets:
Cash and cash equivalents	$21,609	$9,846
Restricted cash	905	530
Marketable securities	104,525	110,118
Interest and other receivables (including amounts from related parties: 2005-$51, 2004-none)	1,674	1,550
Notes receivable from related parties	139	147
Prepaid assets	3,320	2,586
Total current assets	132,172	124,777
Prepaid assets	2,431	3,212
Equity investments in licensees	325	489
Property and equipment, net	2,087	2,089
Deposits and other assets	170	175
Intangible assets	754	1,131
	$137,939	$131,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,848	$2,535
Accrued compensation	953	2,024
Accrued liabilities	862	822
Current portion of deferred revenue	144	477
Current portion of equipment loans	112	146
Current portion of research funding obligation	1,694	2,454
Total current liabilities	5,613	8,458
Noncurrent portion of deferred revenue	458	707
Noncurrent portion of equipment loans	—	55
Noncurrent portion of research funding obligation	—	590
Commitments
Stockholders’ equity:
Common stock	55	52
Additional paid-in capital	481,565	458,965
Deferred compensation	(180)	(260)
Accumulated deficit	(348,841)	(336,071)
Accumulated other comprehensive loss	(731)	(623)
Total stockholders’ equity	131,868	122,063
	$137,939	$131,873

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004

Revenues from collaborative agreements (including amounts from related parties: three months - 2005-$51; 2004-none; six months - 2005-$51; 2004-none)	$51	$—	$51	$—
License fees and royalties (including amounts from related parties: three months - 2005-$4,000; 2004-none; six months - 2005-$4,000; 2004-none)	4,620	366	4,679	614
Total revenues	4,671	366	4,730	614

Operating expenses:
Research and development (including amounts for related parties: three months - 2005-$51; 2004-none; six months - 2005-$51; 2004-none)	6,824	7,481	13,297	13,199
Acquired in-process research technology	—	—	—	45,150
General and administrative	1,744	2,053	5,693	3,444
Total operating expenses	8,568	9,534	18,990	61,793
Loss from operations	(3,897)	(9,168)	(14,260)	(61,179)
Interest and other income	998	385	1,845	883
Equity in losses of joint venture	(12)	—	(12)	—
Interest and other expense	(171)	(162)	(343)	(332)
Net loss	$(3,082)	$(8,945)	$(12,770)	$(60,628)
Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.23)	$(1.41)
Weighted average shares used in computing basic and diluted net loss per share	55,301,745	45,264,590	54,738,464	42,857,203

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(12,770)	$(60,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473	570
Accretion and amortization on investments	1,204	1,763
Loss on sale of fixed asset	—	15
Issuance of common stock in exchange for acquired research technology	—	45,150
Issuance of common stock and warrants in exchange for services	3,030	899
Accretion of interest on research funding obligation	245	245
Amortization of deferred compensation	80	59
Realized gain on equity investments in licensees	(55)	(24)
Amortization of intangible assets, principally research related	377	1,432
Changes in assets and liabilities:
Other current and noncurrent assets	534	(2,129)
Other current and noncurrent liabilities	(440)	688
Accrued research funding obligation	(1,595)	(1,627)
Translation adjustment	(37)	(6)
Net cash used in operating activities	(8,954)	(13,593)
Cash flows from investing activities:
Restricted cash transfer	(375)	—
Proceeds from sale of fixed asset	—	36
Capital expenditures	(471)	(972)
Purchases of marketable securities	(66,786)	(35,701)
Proceeds from sales of equity investments in licensees	207	201
Proceeds from maturities of marketable securities	71,127	44,116
Net cash provided by investing activities	3,702	7,680
Cash flows from financing activities:
Payments of obligations under equipment loans	(89)	(91)
Proceeds from issuances of common stock, net of issuance costs	4,604	1,207
Proceeds from exercise of warrants	12,500	—
Net cash provided by financing activities	17,015	1,116
Net increase/(decrease) in cash and cash equivalents	11,763	(4,797)
Cash and cash equivalents at the beginning of the period	9,846	12,823
Cash and cash equivalents at the end of the period	$21,609	$8,026

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2005 and condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron Corporation, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,586,544 shares and 1,971,029 shares for 2005 and 2004, respectively related to common stock equivalents not included above (as determined using the treasury stock method at an average market price during the period).

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the six months ended June 30, 2005 and 2004. Dividend and interest income are recognized when earned.

Revenue Recognition

We recognize revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. For multiple-deliverable arrangements entered into after July 1, 2003 judgment is required in the areas of separability of units of accounting and the fair value of individual elements. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (c) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item. In accordance with the guidance in EITF No. 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of a delivered item(s). Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements are recognized as revenue when received and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

        We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs were incurred or the intellectual property related to the license was delivered. Deferred revenue represents the portion of research, license and option payments received which have not been earned.

Through March 31, 2004, we received funding from United States government grants that supported our research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Funding associated with those grants was recognized as revenue upon receipt of reimbursement and was included in interest and other income.

Restricted Cash

As of June 30, 2005 and December 31, 2004, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

In May 2005, we signed a letter of credit agreement on behalf of one of our vendors. A Certificate of Deposit of $375,000 secures this letter of credit. As of June 30, 2005, this letter of credit remained outstanding.

Marketable and Non-Marketable Equity Investments in Licensees and Joint Ventures

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

We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, a determination is made as to whether such impairment is other-than-temporary. We did not recognize any impairment charges for the six months ended June 30, 2005 and 2004 related to other-than-temporary declines in fair values of our non-marketable equity investments. As of June 30, 2005 and December 31, 2004, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $307,000 and $448,000, respectively.

Derivative Financial Instruments

Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For the six months ended June 30, 2005 and 2004, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest is also being accreted to the value of the research funding obligation and is recognized as interest expense. The remaining obligation as of June 30, 2005 was $1,694,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss	$(3,082)	$(8,945)	$(12,770)	$(60,628)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,528)	(2,223)	(2,669)	(3,703)
Pro forma net loss	$(4,610)	$(11,168)	$(15,439)	$(64,331)
Basic and diluted net loss per share as reported	$(0.06)	$(0.20)	$(0.23)	$(1.41)
Basic and diluted pro forma net loss per share	$(0.08)	$(0.25)	$(0.28)	$(1.50)

The fair value of options granted for the three months ended June 30, 2005 and 2004 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2005	2004

Dividend yield	None	None
Expected volatility	0.8827	0.9596
Risk-free interest rate range	3.67% to 3.89%	3.30% to 3.72%
Expected life	4 yrs	4 yrs

The fair value of employees’ purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2005	2004

Dividend yield	None	None
Expected volatility	0.5242	0.9959
Risk-free interest rate	3.31%	1.59%
Expected life	6 mos	6 mos

See Recent Accounting Pronouncements for a discussion of SFAS 123R.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months of 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(3,082)	$(8,945)	$(12,770)	$(60,628)
Change in unrealized gains (losses) on securities available-for-sale and marketable equity securities	182	(484)	(70)	(329)
Change in foreign currency translation adjustments	(11)	(8)	(38)	(6)
Other comprehensive loss	$(2,911)	$(9,437)	$(12,878)	$(60,963)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(563)	$(493)
Foreign currency translation adjustments	(168)	(130)
	$(731)	$(623)

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

SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted. The Company plans to adopt SFAS 123R using the modified prospective method.

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

2. ISSUANCES OF COMMON STOCK

In April 2005, we sold 740,741 shares of Geron common stock to investors at a price of $5.40 per share for total gross proceeds of $4,000,000. The shares were offered through a prospectus supplement to an effective universal registration statement. In connection with the sale, we also issued warrants to purchase 370,370 shares at $7.95 per share. The warrants are immediately exercisable for a period of five years from the date of issuance. The fair value of the warrants of $1,610,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost of the financing and resulted in offsetting entries to additional paid-in capital. The purchased shares and the shares underlying the warrant are subject to a two year lock-up which prohibits the sale or other disposition of these shares over the two year lock-up period.

In April 2005, we issued 101,801 shares of Geron common stock to Transgenomic, Inc. as payment of the first installments under two separate addenda to our supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as materials are received, which is expected to be approximately three months.

3. JOINT VENTURES AND RELATED PARTY TRANSACTIONS

stART Licensing Inc.

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

Pursuant to the FSA, Exeter will provide initial operating capital and other management services for stART. Exeter will make an initial capital contribution, of which an amount is immediately payable to stART and the remainder will be provided from time to time, but in any event within 24 months following the execution of the FSA. Geron has no financial obligations to provide operating capital for stART nor are we obligated to perform services or other activities for the joint venture. We received an upfront payment in cash of $4,000,000 from stART upon the execution of the FSA in consideration of the technology we contributed in excess of the value of the equity we received in stART. We recognized this payment as license fee revenue from related parties in April 2005. Geron is also entitled to receive payment upon achievement of a specified future milestone.

In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in the joint venture by a proportionate share of stART’s earnings (losses). Any increases (decreases) are reflected separately in our condensed consolidated statements of operations as equity in losses or income in the joint venture. The initial investment in stART reflected the book value of the intellectual property rights we conveyed to stART. Since there was no net book value associated with these intangible assets at the execution of this arrangement, no initial value was recognized for our investment in stART. We suspended applying the equity method of accounting as of June 30, 2005 since our proportionate share of net losses in stART exceeded our original carrying value of the equity investment. If stART subsequently reports net income, we will resume applying the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

In conjunction with the joint venture agreement, we sold our equity interest in Exeter Life Sciences for proceeds of $200,000 and recognized a gain of $56,000 from this sale representing the excess of the cash proceeds over the carrying value of the investment.

TA Therapeutics, Ltd.

In March 2005, we and the Biotechnology Research Corporation established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). Simultaneously, we entered into a Services Agreement with TAT to provide research and development services for the new company. TAT reimburses our direct costs incurred in performance of the services. For the three months ended June 30, 2005, we recognized related party revenue from collaborative agreements and research and development expenses of $51,000 related to the Agreement.

In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in the joint venture by a proportionate share of TAT’s earnings (losses). As of June 30, 2005, we recognized a loss of $12,000 for our proportionate share of TAT’s 2005 second quarter losses. Since our share of TAT’s net operating losses exceeded the carrying value of our investment in and net advances to TAT, we have discontinued the application of the equity method of accounting as of June 30, 2005. If TAT subsequently reports net income, we will resume applying the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.  Cash contributions made by us in the future will be recorded as additional investments when such amounts are actually paid.

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

5. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Six Months Ended June 30,
(In Thousands)	2005	2004
	(Unaudited)

Supplemental Operating, Investing and Financing Activities:
Net unrealized loss on equity investments in licensees	$(23)	$(1)
Net unrealized loss on marketable securities	$(48)	$(329)
Shares issued for 401(k) matching contribution and retention bonus	$1,803	$978
Shares or warrants issued for services	$666	$5,332

6. SUBSEQUENT EVENT

In July 2005 we entered into a Research, Development and Commercialization License Agreement (RDCLA) with Merck & Co., Inc. In connection with the RDCLA, we received an upfront non-refundable license payment of  $2,500,000 for the grant of an exclusive worldwide license for the use of telomerase in non-dendritic cell cancer vaccines which will be recognized as license revenue over two years on a straight-line basis. We also received  $1,000,000 for an exclusive option, to be exercised within two years, to negotiate a separate agreement covering Geron’s dendritic cell-based vaccine. We will recognize revenue from the option payment over the two-year option period on a straight-line basis.

Geron and Merck will conduct a joint research and development program to optimize, and expedite the demonstration of efficacy and tolerability of, a potential telomerase vaccine. The companies will form a Joint Research Committee and a Joint Development Committee to coordinate the research program and clinical development, respectively. Each company will bear all of its own costs related to the research program; Merck will bear all costs of clinical development.

We also issued to Merck a warrant to purchase $18,000,000 of Geron common stock at an exercise price equal to the per share price of Geron’s next underwritten public offering. Merck must exercise the warrant in the event Geron completes an underwritten public offering of its common stock before July 15, 2007 if such public offering meets certain criteria, but it will otherwise expire on that date. We will recognize the fair value of the warrant as an equity instrument at the time the warrant is exercisable.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2005 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

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

RESULTS OF OPERATIONS

Revenues

We recognized $51,000 of revenues from collaborative agreements for the three and six months ended June 30, 2005, compared to no revenues for the comparable periods in 2004. The revenues in 2005 reflect the related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. for scientific research services.

We have entered into license agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $4.6 million for the three and six months ended June 30, 2005, respectively, compared to $319,000 and $560,000 for the comparable 2004 periods related to our various agreements. The increase in revenue recognition was primarily due to the $4.0 million license fee payment received in conjunction with the transfer of nuclear transfer intellectual property rights for use in animal cloning to the new joint venture, stART Licensing, Inc. Also, we received royalties of $26,000 and $39,000 for the three and six months ended June 30, 2005, respectively, compared to $47,000 and $54,000 for the comparable 2004 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $79,000 for the remainder of 2005, $130,000 in 2006, $102,000 in 2007, $84,000 in 2008 and $207,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

Research and Development Expenses

Research and development expenses were $6.8 million and $13.3 million for the three and six months ended June 30, 2005, respectively, compared to $7.5 million and $13.2 million for the comparable 2004 periods. The decrease for the 2005 second quarter compared to the 2004 second quarter is the net result of increased personnel related costs of $975,000 for higher scientific headcount offset by reduced purchases of materials for manufacturing GRN163L of $1.9 million. The overall increase in 2005 compared to 2004 reflects the net result of an increase of $1.6 million for increased personnel related expenses and $882,000 for clinical consulting and sponsored research at other academic laboratories offset by reduced purchases of materials of $2.1 million for manufacturing GRN163L. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials of our telomerase inhibitor, GRN163L, continued clinical trials of our telomerase cancer vaccine and continued development of our human embryonic stem cell (hESC) programs.

Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we received clearance from the FDA in May 2005 to begin clinical testing of GRN163L in patients with chronic lymphocytic leukemia. A therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer is currently in investigator-sponsored Phase 1-2 clinical studies at Duke University Medical Center. Study results have shown no treatment-related adverse effects to date and positive specific immune responses to telomerase. We are conducting additional Phase 1-2 trials, also at Duke, in order to optimize the vaccination process. We have also transferred the vaccine manufacturing process in-house for further optimization. At the conclusion of these activities, and assuming continued success, we plan to file an IND for a Phase 2 clinical study for the telomerase therapeutic vaccine.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to culture and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models of human disease. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by functional improvements or engraftment of the cells in the treated animals. After completion of these studies, and assuming continued success, we expect to begin one or more Phase 1 clinical trials, most likely including one for the treatment of spinal cord injury.

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)

Oncology	$3,542	$4,275	$7,029	$6,893
hESC Therapies	3,282	3,206	6,268	6,306
Total	$6,824	$7,481	$13,297	$13,199

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

General and Administrative Expenses

General and administrative expenses were $1.7 million and $5.7 million for the three and six months ended June 30, 2005, respectively, compared to $2.1 million and $3.4 million for the comparable 2004 periods. The decrease in general and administrative expenses for the 2005 second quarter compared to the 2004 second quarter was primarily due to decreased external accounting expenses of $194,000 for compliance work associated with the Sarbanes-Oxley Act. The overall increase in 2005 compared to 2004 was primarily due to the recognition of $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in conjunction with the Hong Kong joint venture. We expect general and administrative expenses to remain consistent with current levels.

Interest and Other Income and Equity in Losses of Joint Venture

Interest income was $934,000 and $1.8 million for the three and six months ended June 30, 2005, respectively, compared to $385,000 and $809,000 for the comparable 2004 periods. The increase in interest income for 2005 compared to 2004 was due to higher cash and investment balances as a result of proceeds received from equity financings in late 2004 and early 2005 and higher interest rates. Interest earned in the future will depend on future funding and prevailing interest rates.

We also recognized $64,000 of other income for the three and six months ended June 30, 2005, respectively, related to the sale of equity investments in licensees. No sales occurred in the comparable periods in 2004. We did not receive any payments under government grants for the three and six months ended June 30, 2005, compared to none and $74,000 for the comparable 2004 periods.

In March 2005, we formed TA Therapeutics, Ltd. (TAT) in Hong Kong to conduct research and develop telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease. For the three and six months ended June 30, 2005, we recognized $12,000 of loss for our proportionate share of net losses from the joint venture. Since our share of TAT’s net losses exceeds the original carrying value of the equity investment, we discontinued the application of the equity method of accounting as of June 30, 2005.

Interest and Other Expense

Interest and other expense was $171,000 and $343,000 for the three and six months ended June 30, 2005, respectively, compared to $162,000 and $332,000 for the comparable 2004 periods. The increase in interest and other expense for 2005 compared to 2004 was primarily due to increased bank charges as a result of higher cash and investment balances.

Net Loss

Net loss was $3.1 million and $12.8 million for the three six months ended June 30, 2005, respectively, compared to $8.9 million and $60.6 million for the comparable 2004 periods. Net loss for the second quarter 2005 decreased compared to the comparable 2004 period as a result of increased license fee revenue and lower operating costs. Absent the acquired in-process research technology expense of $45.2 million in 2004, overall net loss for 2005 decreased over the comparable 2004 period primarily due to increased license fee revenue offset by increased operating expenses for the clinical development of GRN163L and the expense for the warrant valuation related to consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2005 totaled $127.0 million compared to $120.5 million at December 31, 2004. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2005 was due to the receipt of $12.5 million in net cash proceeds from the exercise of warrants, $4.0 million in proceeds from the sale of common stock to Hong Kong investors and $4.0 million in connection with the stART Licensing, Inc. joint venture.

Cash Flows from Operating Activities. Net cash used in operations was $9.0 million for the six months ended June 30, 2005 compared to $13.6 million for the comparable 2004 period. The decrease in net cash used for operations in 2005 was primarily the result of the issuance of common stock in consideration for research materials.

Cash Flows from Investing Activities. Net cash provided in investing activities was $3.7 million for the six months ended June 30, 2005, compared to $7.7 million for the comparable 2004 period. The decrease in cash provided by investing activities reflected the purchase of marketable securities as a result of the receipt of cash from transactions previously described.

Through June 30, 2005, we have invested approximately $14.3 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $58,000 for the remainder of 2005 and $55,000 in 2006. As of June 30, 2005, we had approximately $1.3 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires on September 30, 2005. We intend to renew the commitment for new equipment financing facilities in 2005 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2005 was $17.0 million, compared to $1.1 million for the comparable 2004 period. The increase in net cash provided by financing activities was primarily due to the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004 and $4.0 million in proceeds from the sale of Geron common stock to Hong Kong investors.

As of June 30, 2005, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)

Equipment loans	$113	$58	$55	—	—
Operating leases (2)	—	—	—	—	—
Research funding (3)	9,831	4,047	4,996	$394	$394
Total contractual cash obligations	$9,944	$4,105	$5,051	$394	$394
____________
(1) This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2) In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

(3) Research funding is comprised of sponsored research commitments at various laboratories around the world, including the Roslin Institute.

We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through at least June 2007. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

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

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. Only one of our product candidates, a telomerase therapeutic cancer vaccine, is in clinical trials. This product is being studied in a Phase 1-2 clinical trial being conducted by an academic institution. Our lead anti-cancer drug compound GRN163L has received FDA clearance to begin clinical testing in patients with chronic lymphocytic leukemia. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2005, our accumulated net loss was approximately $348.8 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size. Substantially all of our revenues to date have been research support payments under collaboration agreements and revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (sometimes referred to as “therapeutic cloning”) or cloned humans (sometimes referred to as “reproductive cloning”). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Finally, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the business of our nuclear transfer licensees or value of our ownership in stART Licensing could be significantly harmed.

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

We depend on our collaborators and joint venture partners to help us develop and test our product candidates, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. For example, third parties are principally responsible for developing oncolytic virus therapeutics and cancer diagnostics using our telomerase technology and an academic institution is conducting the current clinical trials of the telomerase therapeutic cancer vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with collaborators and joint venture partners, we may rely significantly on such collaborators to, among other activities:

•	design and conduct advanced clinical trials in the event that we reach clinical trials;

•	fund research and development activities with us;

•	pay us fees upon the achievement of milestones; and

•	market with us any commercial products that result from our collaborations or joint ventures.

The development and commercialization of potential products will be delayed if collaborators or joint venture partners fail to conduct these activities in a timely manner or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

      The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditures of substantial resources. Any product candidate that we or our collaborative partners develop must receive all relevant regulatory agency approvals or clearances before it is marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies.  We may never obtain regulatory approval to market our product candidates.
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

Our telomerase inhibitor compound, GRN163L, and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs by process improvements, as well as through scale increases. If we are not able to do so, however and, depending on the pricing of the product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

Historically, our stock price has been extremely volatile. Between January 1998 and June 2005, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and June 30, 2005, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our product candidates;

•	fluctuations in our operating results;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	comments by securities analysts;

•	general market conditions;

•	political developments related to human embryonic stem cell research;

•	public concern with respect to our product candidates; or

•	the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2005, we had 55,456,980 shares of common stock outstanding. Of these shares, approximately 34,293,297 shares have been registered pursuant to shelf registration statements, and therefore may be resold (if not sold prior to the date hereof) in the public market. Approximately 4,521,139 of the remaining shares may be resold pursuant to Rule 144 into the public markets.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2005 was $124.6 million. These investments include $20.1 million of cash equivalents which are due in less than 90 days, $97.2 million of short-term investments which are due in less than one year and $7.3 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes and money market funds, we have concluded that there is no material market risk exposure related to interest rates.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2005, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next year. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of June 30, 2005, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In April 2005, the Company issued 101,801 shares of Geron common stock to Transgenomic, Inc. as payment of the first installments under two separate addenda to our supply agreement with Transgenomic., pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The fair value of the common stock has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as materials are received, which is expected to be approximately three months.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 6, 2005, at 8:30 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 49,988,086 shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

(a)	As listed below, the nominee for Class III Director was elected at the meeting.

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES ABSTAINING	NO. OF COMMON VOTES WITHHELD
Alexander E. Barkas	44,665,474	3,657,045	0

(b)	The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005 was ratified. There were 49,633,126 shares of Common Stock voting in favor, 176,385 shares of Common Stock voting against and 80,275 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

Effective May 2005, the cash compensation for non-employee directors was revised to the following:

(i)	$20,000 per year, plus an additional $10,000 for service as Chair of the Board, an additional $10,000 for service as Chair of the Audit Committee and an additional $5,000 for service as Chair of the Compensation Committee or Nominating Committee of the Board; plus

(ii)	$1,500 for each regular or special Board meeting attended by such director in person, and $750 for each regular or special Board meeting attended by such director by telephone or videoconference; plus

(iii)
For members of the Audit Committee, the Compensation Committee or the Nominating Committee of the Board, $750 for each meeting of either such committee attended by such director in person, and $250 for each meeting of either such committee attended by such director by telephone or videoconference; plus

(iv)	Reimbursement for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description
10.1†	Research, Development and Commercialization License Agreement dated July 15, 2005 between Registrant and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.
____________
† Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated April 8, 2005, announcing the formation of a joint venture called stART Licensing, Inc. with Exeter Life Sciences.

(ii)
The Registrant filed a report on Form 8-K, dated April 25, 2005, announcing the receipt of gross proceeds of $4 million from the sale of 740,741 shares of Common Stock and warrants to purchase an aggregate of 370,370 additional shares of Common Stock to certain investors.

(iii)
The Registrant filed a report on Form 8-K, dated May 23, 2005, announcing it had received clearance from the U.S. Food and Drug Administration to initiate clinical testing of its lead anti-cancer compound, GRN163L, in patients with chronic lymphocytic leukemia. The company filed its first Investigational New Drug Application for GRN163L in April 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: August 5, 2005	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Research, Development and Commercialization License Agreement dated July 15, 2005 between Registrant and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2005.

____________
† Certain portions of this Exhibit, for which confidential treatment has been granted, have been omitted and filed separately with the Securities and Exchange Commission.