Form 10-Q
period 2005-09-30
GERON CORP
filed 2005-11-04
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
________________

FORM 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 26, 2005:
Common Stock, $0.001 par value	64,814,172 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$119,303	$9,846
Restricted cash	905	530
Marketable securities	79,536	110,118
Interest and other receivables (including amounts from related parties: 2005-$67, 2004-none)	1,367	1,550
Notes receivable from related parties	135	147
Prepaid assets	2,784	2,586
Total current assets	204,030	124,777
Prepaid assets	1,984	3,212
Equity investments in licensees	330	489
Property and equipment, net	2,326	2,089
Deposits and other assets	520	175
Intangible assets	565	1,131
	$209,755	$131,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,067	$2,535
Accrued compensation	1,276	2,024
Accrued liabilities	1,008	822
Current portion of deferred revenue	1,862	477
Current portion of equipment loans	82	146
Current portion of research funding obligation	1,472	2,454
Total current liabilities	8,767	8,458
Noncurrent portion of deferred revenue	1,674	707
Noncurrent portion of equipment loans	—	55
Noncurrent portion of research funding obligation	—	590
Commitments
Stockholders’ equity:
Common stock	65	52
Additional paid-in capital	560,810	458,965
Deferred compensation	(147)	(260)
Accumulated deficit	(360,703)	(336,071)
Accumulated other comprehensive loss	(711)	(623)
Total stockholders’ equity	199,314	122,063
	$209,755	$131,873

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Revenues from collaborative agreements (including amounts from related parties: three months - 2005-$67; 2004-none; nine months - 2005-$118; 2004-none)	$67	$—	$118	$—
License fees and royalties (including amounts from related parties: three months - 2005-none; 2004-none; nine months - 2005-$4,000; 2004-none)	606	101	5,285	715
Total revenues	673	101	5,403	715

Operating expenses:
Research and development (including amounts for related parties: three months - 2005-$67; 2004-none; nine months - 2005-$118; 2004-none)	12,183	8,900	25,480	22,099
Acquired in-process research technology	—	—	—	45,150
General and administrative	1,411	1,676	7,104	5,120
Total operating expenses	13,594	10,576	32,584	72,369
Loss from operations	(12,921)	(10,475)	(27,181)	(71,654)
Interest and other income	1,105	348	2,950	1,231
Equity in losses of joint venture	—	—	(12)	—
Interest and other expense	(46)	(175)	(389)	(507)
Net loss	$(11,862)	$(10,302)	$(24,632)	$(70,930)
Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.44)	$(1.62)
Weighted average shares used in computing basic and diluted net loss per share	57,225,184	45,442,854	55,567,371	43,719,086

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(24,632)	$(70,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	823
Accretion and amortization on investments	1,535	2,314
(Gain) / Loss on sale of fixed asset	(3)	15
Issuance of common stock in exchange for acquired research technology	—	45,150
Issuance of common stock and warrants in exchange for services	4,508	3,165
Accretion of interest on research funding obligation	245	368
Amortization of deferred compensation	113	91
Realized (gain)/loss on equity investments in licensees	(62)	15
Amortization of intangible assets, principally research related	566	2,148
Changes in assets and liabilities:
Other current and noncurrent assets	1,829	2,862
Other current and noncurrent liabilities	4,183	61
Accrued research funding obligation	(1,817)	(2,567)
Translation adjustment	(37)	1
Net cash used in operating activities	(12,869)	(16,484)
Cash flows from investing activities:
Restricted cash transfer	(375)	—
Proceeds from sale of fixed asset	3	36
Capital expenditures	(940)	(1,363)
Purchases of marketable securities	(88,344)	(47,023)
Proceeds from sales of equity investments in licensees	207	201
Proceeds from maturities of marketable securities	117,366	60,893
Net cash provided by investing activities	27,917	12,744
Cash flows from financing activities:
Payments of obligations under equipment loans	(119)	(133)
Proceeds from issuances of common stock, net of issuance costs	94,528	1,235
Net cash provided by financing activities	94,409	1,102
Net increase/(decrease) in cash and cash equivalents	109,457	(2,638)
Cash and cash equivalents at the beginning of the period	9,846	12,823
Cash and cash equivalents at the end of the period	$119,303	$10,185

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2005 and condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron Corporation and our wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. We have eliminated intercompany accounts and transactions. We measure the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of this subsidiary at rates of exchange at the balance sheet date. We translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Net Loss Per Share

Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings (loss) per share would include any dilutive effect of options and warrants.

Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,061,654 shares and 1,582,060 shares for 2005 and 2004, respectively, related to common stock equivalents not included above (as determined using the treasury stock method at an average market price during the period).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include corporate notes in United States corporations with original maturities ranging from one to 24 months.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the nine months ended September 30, 2005 and 2004. Dividend and interest income are recognized when earned.

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

We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With each of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements or the intellectual property related to the license was delivered are recognized as revenue when received and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the period of the option agreement. Milestone payments are recognized upon completion of specified milestones according to contract terms. Royalties are generally recognized upon receipt.

We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs were incurred. Deferred revenue represents the portion of research, license and option payments received which have not been earned.

Through March 31, 2004, we received funding from United States government grants that supported our research efforts in defined research projects through that time. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Funding associated with those grants was recognized as revenue upon receipt of reimbursement and was included in interest and other income.

Restricted Cash

As of September 30, 2005 and December 31, 2004, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

In May 2005, we signed a letter of credit agreement on behalf of one of our vendors. A Certificate of Deposit of $375,000 secures this letter of credit. As of September 30, 2005, this letter of credit remained outstanding.

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

We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We did not recognize any impairment charges for the nine months ended September 30, 2005 and 2004 related to other-than-temporary declines in fair values of our non-marketable equity investments. As of September 30, 2005 and December 31, 2004, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $315,000 and $448,000, respectively.

Derivative Financial Instruments

Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our wholly-owned subsidiary, satisfies its financial obligations almost exclusively in its local currency. For the nine months ended September 30, 2005 and 2004, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006, and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. As of September 30, 2005, the imputed interest expense for the research funding obligation had been fully accreted. The remaining obligation as of September 30, 2005 was $1,472,000.

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

Employee Stock Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” (SFAS 148), we elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss	$(11,862)	$(10,302)	$(24,632)	$(70,930)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,071)	(1,587)	(3,749)	(5,281)
Pro forma net loss	$(12,933)	$(11,889)	$(28,381)	$(76,211)
Basic and diluted net loss per share as reported	$(0.21)	$(0.23)	$(0.44)	$(1.62)
Basic and diluted pro forma net loss per share	$(0.23)	$(0.26)	$(0.51)	$(1.74)

The fair value of options granted for the three months ended September 30, 2005 and 2004 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005	2004

Dividend yield	None	None
Expected volatility	0.8634	0.9343
Risk-free interest rate range	3.82% to 4.20%	2.37% to 3.72%
Expected life	4 yrs	4 yrs

The fair value of employees’ purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2005	2004

Dividend yield	None	None
Expected volatility	0.5438	0.5910
Risk-free interest rate	3.93%	1.76%
Expected life	6 mos	6 mos

See Recent Accounting Pronouncements for a discussion of SFAS 123R.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months of 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(11,862)	$(10,302)	$(24,632)	$(70,930)
Change in unrealized gains (losses) on available-for-sale and marketable equity securities	19	125	(51)	(71)
Change in foreign currency translation adjustments	1	7	(37)	(22)
Other comprehensive loss	$(11,842)	$(10,170)	$(24,720)	$(71,023)

The components of accumulated other comprehensive loss are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(544)	$(493)
Foreign currency translation adjustments	(167)	(130)
	$(711)	$(623)

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options which have exercise prices equal to the fair market value of the underlying common stock at the date of granting the option. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that we will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether we will be in a taxable position. At this time, there would be no tax impact related to the prior periods since we are in a net loss position.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3”, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. If we had such a change, it would require us to present our previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted.

We do not anticipate that the adoption of SFAS 154 will have a material impact on our results of operations and financial position.

2. ISSUANCE OF COMMON STOCK

In August  2005, we issued 151,550 shares of Geron common stock to Transgenomic, Inc. in a private placement as consideration for the second installment under two separate addenda to our supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals we use to produce telomerase inhibitor compounds. The total fair value of the common stock was $1,491,000 of which $353,000 has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as materials are received, which is expected to be approximately three months and the remaining fair value of $1,138,000 has been recorded as research and development expense as some of the materials were received upon the date of issuance of the stock.

3. PUBLIC OFFERING AND MERCK WARRANT EXERCISE

In September 2005, we completed an underwritten public offering of 6,900,000 shares of common stock, including over-allotments of 900,000 shares, at $9.00 per share resulting in net cash proceeds of approximately $58,000,000. Concurrent with the underwritten public offering, we issued 2,000,000 shares of common stock directly to Merck at $9.00 per share, pursuant to the exercise of an outstanding warrant issued to Merck on July 15, 2005. As a result of the underwritten public offering, the exercise of the Merck warrant, and the exercise of the underwriter option to cover over-allotments, we issued 8,900,000 shares of common stock for total net proceeds of approximately $76,000,000.

4. LICENSE AGREEMENTS

In July 2005, we entered into a Research, Development and Commercialization License Agreement with Merck & Co., Inc. We received an upfront non-refundable license payment of  $2,500,000 for the grant of an exclusive worldwide license for the use of telomerase in non-dendritic cell cancer vaccines which will be recognized as license revenue over two years on a straight-line basis. We also received  $1,000,000 for an exclusive option, to be exercised within two years, to negotiate a separate agreement covering Geron’s dendritic cell-based vaccine. We will recognize revenue from the option payment over the two-year option period on a straight-line basis.

Geron and Merck will conduct a joint research and development program to optimize and expedite the demonstration of efficacy and tolerability of a potential telomerase vaccine. The companies will form a Joint Research Committee and a Joint Development Committee to coordinate the research program and clinical development, respectively. Each company will bear all of its own costs related to the research program; Merck will bear all costs of clinical development.

We also issued to Merck a warrant to purchase $18,000,000 of Geron common stock at an exercise price equal to the per share price of Geron’s next underwritten public offering. Merck fully exercised this warrant in conjunction with the underwritten public offering closed in September 2005. Note 3 describe the events surrounding the offering.

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

6. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
	(In Thousands)

Supplemental Operating, Investing and Financing Activities:
Net unrealized (loss)/gain on equity investments in licensees	$(26)	$24
Net unrealized loss on marketable securities	$(25)	$(228)
Shares issued for 401(k) matching contribution and retention bonus	$1,803	$978
Shares or warrants issued for services	$1,019	$5,361

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2005 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on February 24, 2005.

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

RESULTS OF OPERATIONS

Revenues

We recognized revenues from collaborative agreements of $67,000 and $118,000 for the three and nine months ended September 30, 2005, respectively, compared to no revenues for the comparable periods in 2004. The revenues in 2005 reflect the related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd., for scientific research services.

We have entered into license agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, milestone payments and royalties on future sales, or a combination thereof. We recognized license fee revenues of $591,000 and $5.2 million for the three and nine months ended September 30, 2005, respectively, compared to $64,000 and $624,000 for the comparable 2004 periods related to our various agreements. The overall increase in license fee revenue was primarily due to the $4.0 million license fee payment received in conjunction with the transfer of nuclear transfer intellectual property rights for use in animal cloning to the new joint venture, stART Licensing, Inc. in May 2005 as well as revenue recognized from the collaboration agreement with Merck signed in July 2005. Also, we received royalties of $15,000 and $53,000 for the three and nine months ended September 30, 2005, respectively, compared to $37,000 and $91,000 for the comparable 2004 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize license revenue of $471,000 for the remainder of 2005, $1,855,000 in 2006, $1,025,000 in 2007, $59,000 in 2008 and $126,000 thereafter related to our existing deferred revenue amounts. Current revenues are not predictive of future revenues.

Research and Development Expenses

Research and development expenses were $12.2 million and $25.5 million for the three and nine months ended September 30, 2005, respectively, compared to $8.9 million and $22.1 million for the comparable 2004 periods. The increase for the 2005 third quarter compared to the 2004 third quarter is the result of increased personnel-related costs of $570,000 for higher scientific headcount and $2.5 million of manufacturing costs for the production of raw materials for GRN163L.

The overall increase in 2005 compared to 2004 reflects increased personnel-related costs of $1.5 million and clincal costs of  $1.6 million.  Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials of our telomerase inhibitor, GRN163L, continued clinical trials of our telomerase cancer vaccine and continued development of our human embryonic stem cell (hESC) programs.

Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we have initiated clinical testing of GRN163L for patients with chronic lymphocytic leukemia at two clinical trial sites in the New York metropolitan area. Investigator-sponsored Phase 1-2 clinical studies at Duke University Medical Center using a therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer have been completed. Study results showed no treatment-related adverse effects to date and positive specific immune responses to telomerase. We currently are conducting additional Phase 1-2 trials, also at Duke, in order to optimize the vaccination process. We have also transferred the vaccine manufacturing process in-house for further optimization. At the conclusion of these activities, and assuming continued success, we plan to file an IND for a Phase 2 clinical study for the telomerase therapeutic vaccine.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to culture and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models of human disease. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by functional improvements or engraftment of the cells in the treated animals. After completion of these studies, and assuming continued success, we expect to begin Phase 1-2 clinical trials, most likely for the treatment of spinal cord injury.

Research and development expenses incurred in our programs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited) (In thousands)

Oncology	$9,072	$5,583	$16,101	$12,476
hESC Therapies	3,111	3,317	9,379	9,623
Total	$12,183	$8,900	$25,480	$22,099

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

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and modified to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

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

Acquired In-Process Research Technology

In March 2004, we entered into an agreement with Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) under which we acquired a co-exclusive right under patents controlled by Argos for the use of defined antigens in therapeutic cancer vaccines. In conjunction with the agreement, we issued 5,000,000 shares of Geron common stock to Argos.

We acquired rights to the Argos technology for commercial development of our therapeutic cancer vaccine. Further development of the technology is required before we can enter into advanced clinical trials for a potential commercial application. We have concluded that this technology has no alternative future use as defined in Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” and accordingly, expensed the value of the acquired in-process research technology of $45.2 million at the time of acquisition.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $7.1 million for the three and nine months ended September 30, 2005, respectively, compared to $1.7 million and $5.1 million for the comparable 2004 periods. The decrease in general and administrative expenses for the 2005 third quarter compared to the 2004 third quarter was primarily due to reduced patent legal expenses of $218,000 as a result of the stART Licensing joint venture assuming prosecution and maintenance of certain nuclear transfer patents, and the associated expenses, including the on-going appeals of two patent interference decisions. The overall increase in 2005 compared to 2004 was primarily due to the recognition of $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in conjunction with the Hong Kong joint venture. We currently anticipate general and administrative expenses to remain consistent with current levels.

Interest and Other Income and Equity in Losses of Joint Venture

Interest income was $1.1 million and $2.9 million for the three and nine months ended September 30, 2005, respectively, compared to $348,000 and $1.1 million for the comparable 2004 periods. The increase in interest income for 2005 compared to 2004 was due to higher cash and investment balances as a result of proceeds received from equity financings in late 2004 and throughout 2005 and higher interest rates. Interest earned in the future will depend on future funding and prevailing interest rates.

We also recognized none and $64,000 of other income for the three and nine months ended September 30, 2005, respectively, related to the sale of equity investments in licensees.  No sales occurred in the comparable periods in 2004. We did not receive any payments under government grants for the three and nine months ended September 30, 2005, compared to none and $74,000 for the comparable 2004 periods.

In March 2005, we formed TA Therapeutics, Ltd. (TAT) in Hong Kong to conduct research and develop telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease. For the three and nine months ended September 30, 2005 we recognized none and $12,000, respectively, of loss for our proportionate share of net losses from the joint venture. Since our share of TAT's net losses exceeds the original carrying value of the equity investment, we discontinued the application of the equity method of accounting as of June 30, 2005.

Interest and Other Expense

Interest and other expense was $46,000 and $389,000 for the three and nine months ended September 30, 2005, respectively, compared to $175,000 and $507,000 for the comparable 2004 periods. The decrease in interest and other expense for 2005 compared to 2004 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation.

Net Loss

Net loss was $11.9 million and $24.6 million for the three and nine months ended September 30, 2005, respectively, compared to $10.3 million and $70.9 million for the comparable 2004 periods. Net loss for the third quarter 2005 increased compared to the comparable 2004 period as a result of increased research and development expense to support clinical testing of GRN163L and the telomerase therapeutic vaccine. Absent the acquired in-process research technology expense of $45.2 million in 2004, overall net loss for 2005 decreased over the comparable 2004 period primarily due to increased license fee revenue offset by increased operating expenses for the clinical development of GRN163L and the expense for the warrant valuation related to consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2005 totaled $199.7 million compared to $120.5 million at December 31, 2004. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2005 was due to the receipt of $12.5 million in net cash proceeds from the exercise of warrants, $4.0 million in proceeds from the sale of common stock to Hong Kong investors, $4.0 million in connection with the stART Licensing, Inc. joint venture, $3.5 million in connection with the Merck collaboration and $76.0 million of net proceeds as a result of our underwritten public offering of common stock and the exercise of the warrant held by Merck.

Cash Flows from Operating Activities. Net cash used in operations was $12.9 million for the nine months ended September 30, 2005 compared to $16.5 million for the comparable 2004 period. The decrease in net cash used for operations in 2005 was primarily the result of the issuance of common stock in consideration for research materials.

Cash Flows from Investing Activities. Net cash provided in investing activities was $27.9 million for the nine months ended September 30, 2005, compared to $12.7 million for the comparable 2004 period. The increase in cash provided by investing activities reflected the maturities of certain marketable securities.

Through September 30, 2005, we have invested approximately $14.5 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $27,000 for the remainder of 2005 and $55,000 in 2006. As of September 30, 2005, we had approximately $1.3 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expired on September 30, 2005. We intend to renew the commitment for new equipment financing facilities in 2005 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was $94.4 million, compared to $1.1 million for the comparable 2004 period. The increase in net cash provided by financing activities was primarily due to the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004, $4.0 million in proceeds from the sale of Geron common stock to Hong Kong investors and $76.0 million in net proceeds as a result of our underwritten public offering of common stock and the exercise of the Merck warrant.

As of September 30, 2005, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Equipment loans	$82	$27	$55	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	7,871	3,926	3,157	394	394
Total contractual cash obligations	$7,953	$3,953	$3,212	$394	$394
____________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

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

We currently estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through at least December 2007. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

Recent Accounting Pronouncements

See Note 1 of  Notes to Condensed Consolidated Financial Statements for a description of new accounting pronouncements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this quarterly report on Form 10-Q together with information provided under the heading “Additional Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Any of these risks could materially adversely affect our business, operating results and financial condition.

Our business is at an early stage of development.

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. One of our product candidates, a telomerase therapeutic cancer vaccine, is being studied in a Phase 1-2 clinical trial being conducted by an academic institution. We are just beginning clinical testing in a Phase 1-2 clinical trial of our lead anti-cancer compound, GRN163L, in patients with chronic lymphocytic leukemia. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

•	succeed in our research and development efforts;

•	select therapeutic compounds for development;

•	obtain required regulatory approvals;

•	manufacture product candidates; and

•	collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

Potential lead drug compounds or other product candidates and technologies will require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be approved by regulators or marketed successfully. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs to be successful, any program may be abandoned, even after we have expended significant resources on the program, such as our investments in telomerase technology and human embryonic stem cells, which could cause a sharp drop in our stock price.

The science and technology of telomere biology and telomerase, human embryonic stem cells, and nuclear transfer are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on our technologies. These development programs are therefore particularly risky. In addition, we, our licensees or our collaborators must undertake significant research and development activities to develop product candidates based on our technologies, which will require additional funding and may take years to accomplish, if ever.

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

We have incurred operating losses every year since our operations began in 1990. As of September 30, 2005, our accumulated deficit was approximately $360.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

While we receive revenue from licenses of diagnostic product candidates, telomerase-immortalized cell lines and other licensing activities, we do not currently expect to receive sufficient revenues from these licenses to sustain our operations. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders' equity, which may not be offset by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, proceeds from our recent offering, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

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

We do not have experience as a company conducting large-scale clinical trials, or in other areas required for the successful commercialization and marketing of our product candidates.

We will need to receive regulatory approval for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. Such trials would require either additional financial and management resources, or reliance on third-party clinical investigators or clinical research organizations (CROs). Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products from our discoveries.

The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies. We may never obtain regulatory approval to market our product candidates.

Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate. Delays in obtaining regulatory agency approvals could:

•	significantly harm the marketing of any products that we or our collaborators develop;

•	impose costly procedures upon our activities or the activities of our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; or

•	adversely affect our ability to receive royalties and generate revenues and profits.

Even if we commit the necessary time and resources, the required regulatory agency approvals may not be obtained for any product candidates developed by or in collaboration with us. If we obtain regulatory agency approval for a new product, this approval may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product.

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

With respect to our telomerase cancer vaccine product candidate, our clinical testing has been limited to early-stage testing for a small number of patients. The results of this testing may not be indicative of successful outcomes in later stage trials. We are just beginning clinical testing for our Phase 1-2 clinical trial of our telomerase inhibitor compound, GRN163L. This is the first clinical trial for this product and no results have been received. We have not commenced clinical testing for any other product candidate.

Restrictions on the use of human embryonic stem cells, political commentary and the ethical, legal and social implications of research involving human embryonic stem cells could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. Our research related to human embryonic stem cells may become the subject of adverse commentary or publicity, which could significantly harm the market price for our common stock.

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

In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President's Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. The Council issued a report in July 2002 that recommended "that the federal government undertake a thorough-going review of present and projected practices of human embryo research, with the aim of establishing appropriate institutions to advise and shape federal policy in this arena." Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, effect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

•	harming our ability to establish critical partnerships and collaborations;

•	delaying or preventing progress in our research and development; and

•	causing a decrease in the price of our stock.

Impairment of our intellectual property rights may adversely affect the value of our technologies and products and limit our ability to pursue their development.

Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. For example, the European Patent Convention prohibits the granting of European patents for inventions that concern "uses of human embryos for industrial or commercial purposes."

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

Where several parties seek patent protection for the same technology, the U.S. Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. If more groups become engaged in scientific research related to telomerase biology and/or embryonic stem cells, the number of patent filings by such groups and therefore the risk of our patents or applications being drawn into interferences may increase.

The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004, we were involved with two interferences declared by the U.S. Patent Office at our request and involving two of our pending applications relating to nuclear transfer and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights in nuclear transfer technology. The Board of Patent Appeals and Interferences has now issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron's pending claims. These judgments effectively invalidated the two U. Mass patents. Both judgments have been appealed by ACT in the U.S. District Court for the D.C. Circuit. We have also filed requests for interference with other U. Mass patents in the same field. As in any legal proceeding, the outcome of these interferences and the appeals is uncertain. In March 2002, an interference was declared involving a Geron nuclear transfer patent application and a patent application held by Infigen Inc. That interference was resolved in 2004 with a final judgment in our favor; that judgment was not appealed.

Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have filed an opposition to a European patent granted to GemVax AS, a Norwegian company, relating to the use of telomerase peptides for the treatment and prophylaxis of cancer, and GemVax has filed an opposition to a European patent granted to us relating to telomerase, including the use of telomerase in cancer vaccines. These are among a number of overseas patent oppositions in which we are currently engaged. Successful challenges to our patents through opposition proceedings could result in a loss of patent rights in the relevant jurisdiction(s). If we are unsuccessful in the oppositions we bring against the patents of other parties, we may be subject to litigation, or otherwise prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. As more groups become engaged in scientific research and product development in the areas of telomerase biology and/or embryonic stem cells, the risk of our patents being challenged through patent oppositions may increase.

Furthermore, if interferences, oppositions or other challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

Patent litigation may also be necessary to enforce patents issued or licensed to us or to determine the scope and validity of our proprietary rights or the proprietary rights of others. We may not be successful in any patent litigation. Patent litigation can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent litigation, patent opposition, patent interference, or any other proceeding in a court or patent office could subject our business to significant liabilities to other parties, require disputed rights to be licensed from other parties or require us to cease using the disputed technology, any of which could severely harm our business.

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

Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our potential products, and are in negotiation for licenses to other technologies. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in product development. In cases where we are unable to license necessary technologies, we could be prevented from developing certain potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. For example, Cell Genesys is principally responsible for developing oncolytic virus therapeutics, Roche is responsible for developing cancer diagnostics using our telomerase technology and Duke is responsible for conducting the current clinical trials of the telomerase therapeutic cancer vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

The development and commercialization of potential products will be delayed if collaborators or joint venture partners fail to conduct these activities in a timely manner or at all. For example, we recently terminated our collaboration with Dendreon Corporation because of its failure to meet diligence requirements in our agreement with it. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

In addition, we have formed research collaborations with many academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of their time to be dedicated to our research goals.

We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our telomerase inhibitor and telomerase vaccine programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations.

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

Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (sometimes referred to as "therapeutic cloning") or cloned humans (sometimes referred to as "reproductive cloning"). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President's Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Finally, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the business of our nuclear transfer licensees or value of our ownership in our joint venture, stART Licensing, could be significantly harmed.

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

Our telomerase inhibitor compound, GRN163L, and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if it is safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our products is alleged to have injured subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities that could have a material adverse effect on our business.

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

Historically, our stock price has been extremely volatile. Between January 1998 and September 2005, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and September 30, 2005, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	the demand in the market for the common stock;

•	the experimental nature of our product candidates;

•	fluctuations in our operating results;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	comments by securities analysts;

•	general market conditions;

•	political developments related to human embryonic stem cell research;

•	public concern with respect to our product candidates; or

•	the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2005, we had 100,000,000 shares of common stock authorized for issuance and 64,814,172 shares of common stock outstanding. In addition, as of September 30, 2005, we have reserved for future issuance approximately 18,913,213 shares of common stock for our stock plans and outstanding warrants.

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

Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by the stockholders. As of the date of this filing, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

Our Board of Directors has adopted a share purchase rights plan, commonly referred to as a "poison pill." This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 15% or more of our outstanding common stock.

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

Interest Rate Sensitivity. The fair value of our cash, cash equivalents and marketable securities at September 30, 2005 was $197.8 million. These investments include $118.3 million of cash and cash equivalents which are due in less than 90 days, $76.1 million of short-term investments which are due in less than one year and $3.4 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

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

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2005, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next year. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of September 30, 2005, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In August 2005, the Company issued 151,550 shares of Geron common stock to Transgenomic, Inc. as payment of the second installment under two separate addenda to the supply agreement with Transgenomic, pursuant to which Transgenomic is manufacturing certain chemicals used in producing telomerase inhibitor compounds. The total fair value of the common stock was $1,491,000 of which $353,000 has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as materials are received, which is expected to be approximately three months and the remaining fair value of $1,138,000 has been recorded as research and development expense as some of the materials were received upon the date of issuance of the stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

  (b) REPORTS ON FORM 8-K

(i)	The Registrant filed a report on Form 8-K, dated July 15, 2005, announcing the entry into a material definitive Research, Development and Commercialization agreement with Merck.

(ii)
The Registrant filed a report on Form 8-K, dated July 15, 2005, announcing that the board of directors, upon the recommendation of the board’s nominating committee, elected Charles J. Homcy, M.D. to fill a vacancy on its board of directors.

(iii)
The Registrant filed a report on Form 8-K, dated September 12, 2005, announcing its plans to offer six million shares of common stock in an underwritten offering. Additionally, pursuant to the terms of a warrant by Merck to purchase shares of the Company’s common stock, an additional two million shares of common stock were issued. Geron also granted the underwriters an option to purchase an additional 900,000 shares of common stock to cover over-allotments.

(iv)
The Registrant filed a report on Form 8-K, dated September 16, 2005, announcing the entry into an underwriting agreement, relating to the public offering of 6,000,000 shares. In the underwriting agreement, the underwriters were granted an option to purchase an additional 900,000 shares of common stock solely for the purpose of covering over-allotments.

(v)
The Registrant filed a report on Form 8-K, dated September 20, 2005, announcing that on September 19, 2005, the underwriters of its public offering of 6,000,000 shares of common stock exercised their over-allotment option in full to purchase 900,000 additional shares.

(vi)
The Registrant filed a report on Form 8-K, dated September 22, 2005, announcing that its public offering of 6,900,000 shares of common stock, including 900,000 shares issued upon exercise of an option granted to the underwriters to cover over-allotments, closed on September 21, 2005. Concurrent with the closing of the underwritten public offering, Merck & Co., Inc. exercised its Warrant to purchase 2,000,000 shares of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: November 4, 2005	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.