Form 10-K
period 2005-12-31
GERON CORP
filed 2006-03-01
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ **ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934**

For the Fiscal Year Ended December 31, 2005

or

☐ **TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934**

For the transition period from __________ to __________.

Commission File Number: 0-20859

GERON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	**75-2287752**
(State or other jurisdiction of incorporation or organization)	*(I.R.S. Employer Identification No.)*

230 Constitution Drive, Menlo Park, CA 94025
(Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code: (650) 473-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $427,774,691 based upon the closing price of the common stock on June 30, 2005 on The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2006, there were 65,086,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10-K Parts
Portions of the Registrant's definitive proxy statement for the 2006 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant's fiscal year ended December 31, 2005	II, III

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

PART I

ITEM 1. BUSINESS

Overview

     Geron is a biopharmaceutical company focused on developing and commercializing three groups of products: (i) therapeutic products for oncology that target telomerase; (ii) pharmaceuticals that activate telomerase in tissues impacted by senescence, injury or degenerative disease; and (iii) cell-based therapies derived from our human embryonic stem cell platform for applications in multiple chronic diseases.

     We were incorporated in 1990 under the laws of Delaware. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025. Our telephone number is (650) 473-7700.

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

     We are developing anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and, through our licensee, telomerase-based oncolytic (cancer-killing) viruses. Through our licensees, we also intend to continue to develop and commercialize products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

     We are also developing drugs that activate telomerase to enhance cell repair/function in senescent tissues implicated in certain chronic diseases.

Human Embryonic Stem Cells: A Potential Source for the Manufacturing of Replacement Cells and Tissues

     Stem cells generally are self-renewing primitive cells that can develop into functional, differentiated cells. Human embryonic stem cells (hESCs), which are derived from very early stage embryos called blastocysts, are unique because:

  they are pluripotent, which means they can develop into all cells and tissues in the body, and they self-renew indefinitely in the undifferentiated state.

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

Commercial Opportunities for Our Major Technology Platforms

Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that approximately 1.4 million new cancer cases were to be diagnosed in 2005. Overall annual costs associated with cancer in 2005 were an estimated $189.8 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

     We, our collaborators and our licensees are developing a range of anti-cancer therapies, including anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and telomerase-based oncolytic (cancer-killing) viruses, and diagnostics based on telomerase detection. We believe telomerase is an ideal target for cancer therapeutics and diagnostics because it appears to be universal (expressed in all major types of cancers studied to date), specific (not expressed in most normal cells), and critical (required for long-term survival of cancer cells). We believe that we have the dominant patent position in the field of telomerase. Whether it is achieved by us or by our collaborators and licensees, we believe that progress in the development of any of these telomerase-based cancer therapeutics will further validate the importance of telomerase as a cancer target and therefore benefit all of our telomerase cancer programs.

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

     We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, which target the template region, or active site, of telomerase. Our work has focused on two of these oligonucleotides, called GRN163 and GRN163L, and we have demonstrated that they have highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems, and animal studies.

     Our compounds GRN163 and GRN163L are direct enzyme inhibitors, not antisense compounds. They are smaller (lower molecular weight) than typical antisense compounds or other oligonucleotide drug candidates, and we expect them to be administered either locally or systemically. In vitro and in vivo studies indicate that the compounds do not inhibit other critical nucleic acid-modifying enzymes and do not appear to be toxic to normal cells at concentrations expected to inhibit telomerase in tumor cells. Both compounds use a special thiophosphoramidate chemical backbone, for which we acquired key patents in March 2002 from Lynx Therapeutics.

     We and our collaborators have so far tested GRN163 in vitro on 14 different cancer cells and demonstrated significant inhibition of telomerase activity in all of them. Research by our collaborators has shown that these compounds inhibit the growth of malignant human glioblastoma (brain cancer) cells, prostate cancer cells, lymphoma, myeloma, hepatocellular carcinoma (liver cancer), melanoma, lung, ovarian and cervical cancer cells in animals.

     Intratumoral administration of GRN163 in an animal model of human glioblastoma resulted in complete tumor eradication in five of seven treated rats without any toxicity and significantly extended their survival compared to untreated controls. Intravenous administration of GRN163 in a study of animals bearing disseminated human multiple myeloma substantially reduced tumor growth and resulted in a 50% increase in survival compared to controls. GRN163L is identical in structure to GRN163 except that it has a lipid attached to one end of the molecule, which increases potency and improves its pharmacokinetic and pharmacodynamic properties. The improved pharmacokinetic and pharmacodynamic characteristics of GRN163L suggest that it should be effective in inhibiting telomerase in tumor cells when administered intermittently (e.g., once per week).

     We completed a series of animal toxicology and preclinical efficacy studies of GRN163L in 2005, after which we prepared and submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to begin human clinical trials of GRN163L in patients with chronic lymphocytic leukemia (CLL). We received FDA concurrence to begin human studies. Thus far, two clinical sites have been designated as patient enrollment centers for the study. We expect to engage additional trial sites in 2006 and also to initiate a second Phase 1-2 study for patients with solid tumor cancers in 2006.

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

     We are conducting human clinical trials to confirm and optimize the safety and efficacy of telomerase vaccine therapies. In collaboration with scientists at Duke University, we published studies, which demonstrate that cancer patients’ immune cells can be activated with a telomerase vaccine in the laboratory to kill their own cancer cells. This technique was also effective in reducing tumors in animals. At Duke University Medical Center, a Phase 1-2 clinical trial in prostate cancer patients concluded in March 2005 and currently additional Phase 1-2 clinical trials are underway for patients with hematologic, prostate and renal cancers. The telomerase vaccine being tested at Duke University Medical Center generates cytotoxic T-cells that attack cancer cells expressing telomerase. The Duke Phase 1-2 clinical trials use an ex vivo process. Dendritic cells (the most efficient antigen-presenting cells) are isolated from the patient’s blood, pulsed with RNA for the telomerase protein component, and then returned to the patient’s body where they instruct cytotoxic T-cells to kill tumor cells that express telomerase.

     The first clinical trial at Duke University Medical Center was designed to enroll up to a total of 24 patients with metastatic prostate cancer, up to 12 of whom would receive three weekly vaccinations (low-dose group), and up to 12 of whom would receive six weekly vaccinations (high-dose group). Twenty patients (all 12 of the low-dose group and eight of the high-dose group) were enrolled and treated, and the results of this study were published in the Journal of Immunology in March 2005. None of the patients in either group has shown treatment-related adverse effects to date. All but one of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. The eight patients in the high-dose group all showed very robust cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD-8+ T-lymphocytes, as well as CD-4+ lymphocytes. The immune responses in the high-dose group were strong as well as specific: peak responses were 1-2% of circulating CD-8+ T-cells having anti-telomerase activity. Levels of circulating cancer cells were also analyzed. Ten subjects had elevated levels of circulating prostate cancer cells before vaccination. Nine of these ten had their levels reduced or cleared transiently after vaccination.

     Serum PSA was measured before, during and multiple times after vaccination to calculate PSA doubling time as a surrogate marker for treatment response. No significant change in PSA doubling time was observed in the low-dose group. A highly significant increase in PSA doubling time was observed in the high-dose group, suggestive of a clinical response to vaccination.

     We are currently supporting several small additional Phase 1-2 trials, for patients with prostate cancer, hematologic malignancies and renal carcinoma at Duke, in order to optimize the vaccination process. We are testing: (i) the pre-vaccination administration of an approved compound to potentially augment vaccine potency; (ii) the use of a second approved compound applied to the vaccine injection site to potentially enable the use of dendritic cells produced by an alternative manufacturing process and; (iii) the use of boost vaccinations to potentially enhance the durability of the anti-telomerase immune response. Additionally, we have brought the vaccine manufacturing process in-house for further optimization and transfer to a contract manufacturer. At the conclusion of these activities, we plan to file our IND with the FDA for clinical trials in one or more cancer types.

     In 2004, we acquired rights from Argos Therapeutics, Inc. (formerly Merix) to commercialize the ex vivo dendritic cell processing technology used in the Duke clinical trial for telomerase and any other defined tumor-specific antigen. We own the rights to the telomerase antigen and its use in therapeutic vaccines.

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In exchange for the license to telomerase, we received from Merck an upfront payment and will receive payments upon achievement of certain regulatory and development milestones, as well as royalties on product sales. We also issued to Merck a warrant to purchase our common stock in connection with our next public equity offering, which Merck exercised in connection with the public offering that we closed in September 2005. In addition, Merck acquired an exclusive option to negotiate a separate agreement for our dendritic cell-based telomerase vaccine currently in Phase 1-2 trials at Duke. We received an option payment from Merck in consideration for the option.

     Oncolytic Virus. A third telomerase-based anti-cancer therapeutic strategy utilizes viruses that have been manipulated or engineered to have oncolytic, or cancer-killing, properties, enabling them to selectively target and destroy cancer cells that express telomerase. We have cloned the promoter region of the telomerase gene and have shown that it can be used to switch on genes required for the virus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the virus, the virus multiplies or replicates within the cancer cells and causes the rupture and death of the tumor cells. When these same-engineered viruses infect normal somatic cells, there is no killing effect and the virus dissipates. This selective lytic effect on cancer has been demonstrated in vitro in seven different tumor types: prostate, liver, lung, pancreatic, colorectal, breast and ovarian cancers. These in vitro results have been extended to animal models of liver and prostate cancer with similar effects against the animals’ tumors while sparing normal cells.

     We initially granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology to develop an oncolytic virus product. Subsequently, GTI’s oncolytic virus business and our license to GTI were acquired by Cell Genesys Inc., which also has its own oncolytic virus program and has continued the research and development of an oncolytic virus product.

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

     We have developed several proprietary assays for the detection of telomerase which are based on its activity or the presence of its RNA or protein components. The first-generation assay is the Telomeric Repeat Amplification Protocol (TRAP) assay which can be used to detect telomerase activity in human tissue or cells, including clinical samples. The second-generation assays detect the presence of hTR and hTERT in human tissues and body fluids. We own issued patents for the detection of telomerase activity and the components of telomerase including patents for the TRAP assay and diagnostic methods based on telomerase detection. To date, our licensees have commercialized 13 research-use-only kits that incorporate our technology.

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

Telomerase Activation

     We are developing drug candidates to treat various degenerative diseases by the controlled activation of telomerase. Data published by us and others has indicated that cellular aging caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, HIV/AIDS, liver disease, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Controlled activation of telomerase in normal cells can restore telomere length, improve functional capacity, and increase the proliferative lifespan of cells.

     Skin. The skin is a major organ of the body which deteriorates with age impacting not only human physical health but also appearance and self-esteem. The thinning and increased wrinkling of older skin is symptomatic of impaired wound healing and results in increased frequency of chronic ulcers. Skin cancers are more prevalent than any other form of cancer and are believed to be caused in part by aging of skin cells.

     We have studied the activation of telomerase in skin cells. Our scientists and other researchers have established that the loss of telomeric DNA accompanies the aging of skin cells in tissue culture and in the body. The restoration of telomerase activity in skin cells in culture dramatically extends the healthy lifespan of these cells. Animal models of telomere loss also correlate cellular aging with thinning of skin, graying of hair, chronic ulcerative lesions at areas of stress and reduced ability to repair wounds. Our approach to the therapeutic use of telomerase activation in skin has included both small molecule drug discovery and biological methods of restoring telomerase in various skin cells. We have demonstrated that telomerase activation by gene therapy significantly improves wound healing in a rabbit model of skin ulceration.

     HIV/AIDS. Work by our collaborators has shown that telomere loss in cytotoxic T-lymphocytes, the blood cells responsible for killing HIV-infected cells, is accelerated in HIV/AIDS patients, and contributes to the loss of anti-HIV activity that occurs during disease progression. Our collaborators published data showing that telomerase activation in T-lymphocytes both increased their lifespan and significantly enhanced their anti-HIV activity.

     These results were extended in a publication in the Journal of Immunology (November 2004) which showed that telomerase activation in bulk cultures of lymphocytes from HIV patients enhanced HIV-suppressing activity and improved the production of antiviral cytokines in response to HIV-specific stimulation. These results show that telomere shortening in HIV-specific lymphocytes plays a major role in the immune dysfunction seen in late stage HIV-1 disease and that telomerase activation, by enhancing the anti-HIV effects of CD8+ lymphocytes, is potentially a therapy for treating patients with HIV disease.

     Our approach to the therapeutic use of telomerase activation in HIV/AIDS and other chronic diseases is based upon small molecule telomerase activators we have identified (TAT0001 and TAT0002). We are currently testing these telomerase activating drugs for enhancement of antiviral activity in lymphocytes from HIV patients. In March 2005, our collaborators presented data showing that our two small molecule telomerase activators, TAT0001 and TAT0002 (formerly GRN139951 and GRN140665), activated telomerase in vitro in cytotoxic T-cells taken from HIV/AIDS donors. Moreover, the compounds increased the proliferative capacity and secretion of gamma Interferon (a virus-fighting molecule) when these treated cells were exposed to HIV peptides.

     In 2005, we formed a new joint venture company, TA Therapeutics, Ltd. (TAT), with the Biotechnology Research Corporation (BRC) of Hong Kong. TAT will conduct research and commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. TAT is owned 50% by us and 50% by BRC, a company established by the Hong Kong University of Science and Technology, our research partner in the development of telomerase activator drugs.

Human Embryonic Stem Cell Therapies

     We are developing cell-based therapeutics for several diseases based on differentiated cells derived from hESCs, including neural cells for spinal cord injury and Parkinson’s disease, cardiomyocytes for heart disease, pancreatic islet ß cells for diabetes, osteoblasts for osteoporosis, chondrocytes for osteoarthritis and hematopoietic cells for blood diseases and to prevent immune rejection of the other cell types. We have developed proprietary methods to grow, maintain and scale up undifferentiated hESCs using feeder cell-free, chemically defined culture medium, before differentiating them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by durable engraftment or functional improvements of the treated animals. After completion of these studies, we expect to begin one or more Phase 1 clinical trials, most likely including treatment for spinal cord injury. We own or have licenses to intellectual property covering core inventions and critical enabling technology in this field.

     Oligodendrocytes for Spinal Cord Injury and Dopaminergic Neurons for Parkinson’s Disease. The major neural cells of the central nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Millions of patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. Over one million Americans suffer from Parkinson’s disease, a neurological disorder caused by the progressive degeneration of specific cells within the brain that control certain motor functions. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized and may require life support.

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

     To apply those observations to humans, we have now derived both oligodendrocytes and dopaminergic neurons from hESCs in culture and have begun testing them in animal models to determine whether they can restore normal neural function. In our collaboration with researchers at the University of California, Irvine, we have shown proof-of-concept in spinal cord-injured rats which showed significant functional improvement after receiving transplants of hESC-derived oligodendrocyte progenitors. These data were published in May 2005 in the Journal of Neuroscience.

     Cardiomyocytes for Heart Disease. Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects approximately 5.0 million people in the United States. This year, it is estimated that about 1.2 million people will have a heart attack, which is the primary cause of heart muscle damage.

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

     We have derived insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We began transplanting the islets to animal models of diabetes and early results show prolonged survival of cells in the engrafted animals and the detection of human insulin in their blood.

     Osteoblasts for Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.5 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry average mortality rates as high as 24% for patients aged 50 and over. Nearly one in five hip fracture patients ends up in a nursing home. Total health care costs for osteoporosis and its complications are estimated at $18 billion per year in the United States.

     The primary cause of the disease is metabolic bone loss (mediated by osteoclasts — cells which resorb bone) that is incompletely compensated by new bone formation (mediated by osteoblasts — cells which form new bone). Osteoblast activity declines over the human lifespan and fails to keep pace with the increasing activity of osteoclasts, resulting in progressive loss of bone density leading to fracture, pain and deformity.

     We have made osteoblasts from hESCs and are now conducting preclinical tests in animals. If these preclinical tests are successful, we may test the cells in patients with non-union fractures (fractures of the long bones of the leg or arm that do not heal) or in patients with severe refractory osteoporosis.

     Chondrocytes for Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. The disease affects an estimated 21.0 million adults in the United States, mostly after age 45. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. We plan to derive chondrocytes from hESCs and, if in vitro and animal testing results are positive, we will test these cells in patients with osteoarthritis by injecting them directly into their affected joints.

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

     One of the most complex and impactful areas of hematology is bone marrow transplantation, now used to treat patients with bone marrow failure, leukemia, lymphoma, myeloma and solid tumors such as breast cancer. The most common indications for the procedure are: (i) failure of bone marrow stem cells to produce a particular blood cell type(s), such as aplastic anemia (a deficiency of mature circulating blood cells), (ii) infiltration of bone marrow by tumor cells which displace the marrow and cause deficiencies of mature circulating blood cells, or (iii) side effects of chemotherapy or radiotherapy used for cancer treatment which is toxic to bone marrow stem cells. Although complex and expensive, the use of bone marrow transplantation is increasing worldwide. A major unresolved problem in the procedure is the lack of availability of suitably matched marrow donors, which severely limits the numbers of patients who can undergo the transplant.

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

     Telomerase-immortalized cells may be ideal for use in biological research because these cells proliferate indefinitely and function in culture in the same manner as the normal, mortal cells from which they were derived. Moreover, telomerase-immortalized cells can function in the body to form normal tissue and their capacity to differentiate into mature tissue is maintained. The ability of these cells to maintain normal physical and biological characteristics while retaining proliferative capacity allows them to be a constant source of cells for repeat and long-term studies of the function of cells both in culture and in the body. Telomerase-immortalized cells can be used to study any of the normal biological pathways in cells and can be used to screen for factors which influence the appropriate function of those cells. Moreover, cells taken from diseased tissues which are then telomerase-immortalized in culture can be used to explore the mechanism of the disease process and to develop interventions to prevent or treat that disease.

     We are making telomerase-immortalized cell lines commercially available to the research market and to companies for basic research and for use in drug discovery and biologics production applications. We have granted royalty-bearing licenses to the American Type Culture Collection and Cambrex BioSciences under which these organizations will produce and sell telomerase-immortalized cells for both academic research and commercial drug discovery.

     hESC-Derived Hepatocytes for Drug Screening and Toxicology. Three of the major hurdles of pharmaceutical drug development are: (i) identifying compounds with activity in diseased tissue; (ii) understanding the metabolism and biodistribution of the compound; and (iii) determining the potential toxic side effects of the compound. Undesirable activity of a compound being evaluated as a drug candidate in any one of these areas can impact the development and commercialization of the drug. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected. This potentially translates into reduced costs and time in drug development, and less harmful exposure to patients in clinical trials.

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

     We are developing methods to derive standardized functional hepatocytes (liver cells) from hESCs to address the significant unmet need for a reliable predictor of the metabolism, biodistribution and toxicity of drug development candidates. If we are successful, these cells would provide a consistent source of normal human liver cells that can reliably predict how a new drug will affect the livers of the people who take it. We believe that an unlimited supply of human hepatocytes, which retain normal drug-metabolizing enzyme activity, would address one of the largest bottlenecks in new drug research and accelerate the drug development process. In addition, the availability of hepatocytes from numerous individuals would allow a more thorough understanding of the effects of a drug candidate on a specific individual, promoting development of the field of pharmacogenomics - the study of how a compound’s activity varies with an individual’s genetic make-up. Our scientists have succeeded in demonstrating that hepatocyte-like cells derived from hESCs express normal markers of hepatocyte function, including Phase 1 and Phase 2 drug-metabolizing enzymes. We have been awarded a U.S. patent covering human hepatocytes derived from hESCs and a second U.S. patent covering the use of hESC-derived hepatocytes for drug screening. We have formed a three-way collaboration between us, the Roslin Institute in Edinburgh, Scotland, and CXR BioSciences in Dundee, Scotland, to develop and commercialize hESC-derived hepatocytes for drug screens.

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

     In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute were the first to demonstrate, with the birth of Dolly the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the egg outside of the nucleus, to reprogram an adult somatic nucleus. Reprogramming enables the adult somatic cell nucleus to express all the genes required for the full embryonic development of the animal. In addition to sheep, the technique has been used to clone mice, rats, goats, cattle, rabbits, cats and pigs from donor cells and enucleated eggs from each respective animal species. In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute, and an exclusive license to the use of nuclear transfer technology for the creation of cloned animals.

     Agriculture. Our nuclear transfer technology can be used for applications in agriculture that could improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality.

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

     In previous years, we granted a number of licenses to our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. In 2005, following successes in three patent interference proceedings, we formed a new joint venture company, stART Licensing, Inc. (“stART”), with Exeter Life Sciences Inc. stART is exclusively focused on managing and licensing intellectual property rights for animal cloning, including our nuclear transfer technology and rights conveyed to stART by Exeter Life Sciences. We received an upfront license payment when stART was created and own 49.9% of stART. We will be entitled to a proportionate share of any revenues distributed by stART. We have retained all rights for use of the technology in human cells.

Patents and Proprietary Technology

     A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 130 issued or allowed United States patents, 200 granted or accepted foreign patents and 440 patent applications that are pending around the world.

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

     Our telomerase platform is the mainstay of our own oncology program and it serves as the basis for other product opportunities. Our patent portfolio includes over 100 issued or allowed United States patents, 150 granted or accepted foreign patents and over 150 patent applications pending worldwide relating to our telomerase product opportunities. The foundational patents include those covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase. Related issued and pending patents cover cells that are immortalized by expression of recombinant hTERT, cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of hTERT as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, as well as patents covering the chemistry that is used to build these oligonucleotides. We have a co-exclusive license to the dendritic cell-loading technology used in our telomerase cancer vaccine. Recently filed patent applications covering the telomerase-activating compounds TAT0001 and TAT0002 that we discovered in collaboration with our colleagues at the Hong Kong University of Science and Technology have been exclusively licensed to our joint venture company, TAT, for therapeutic applications.

     Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by our scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet cells, osteoblasts (bone cells) and hematopoietic cells (blood-forming cells). Currently our portfolio includes over 230 patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents that we own include U.S. Patents Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 6,800,480 relating to the feeder-free growth of hESCs; and 6,833,269 covering methods of producing neural cells from hESCs.

     Our third technology platform, nuclear transfer, is protected in part by the patent rights that we acquired in 1999 with the acquisition of Roslin Bio-Med, which we now operate as Geron Bio-Med. Five United States patents have now issued for this technology, and 38 foreign patents have been granted or accepted. In addition, we have more than 45 pending patent applications worldwide relating to nuclear transfer, arising both from the acquired patent rights and subsequent research that we funded at the Roslin Institute. As discussed above, these patent rights are now a major asset of stART Licensing, Inc., the joint venture company that we created in 2005 for the purpose of managing and licensing intellectual property rights for animal cloning.

     We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. By way of example, in 2005 we were involved in interference proceedings that we had initiated at the U.S. Patent and Trademark Office involving patents and patent applications for nuclear transfer technology; judgments in those actions were entered in our favor, and the other party has appealed the judgments in U.S. District Court. We are currently also involved in patent opposition proceedings before the European Patent Office, the Australian Patent Office and the New Zealand Patent Office for patents relating to nuclear transfer, telomerase, and hESC-related technologies.

Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our proposed products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval Process

     Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1-2 trial.) In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

     The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (BLA). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

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

Other Regulations

     We are also subject to various United States federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

     Thomas B. Okarma, Ph.D., M.D., has served as our President, Chief Executive Officer and a member of our board of directors since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company and our wholly-owned subsidiary, TA Therapeutics, Ltd, a Hong Kong company and a joint venture between us and Biotechnology Research Corporation of Hong Kong. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. Dr. Okarma currently serves on the Board of BIO and is Chairman of the Board of Overseers of Dartmouth Medical School. From 1985 until joining us, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development of Applied Immune Sciences and then as chairman, chief executive officer and a director of Applied Immune Sciences, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences until December 1996. From 1980 to 1985, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College and a M.D. and Ph.D. from Stanford University.

     David L. Greenwood has served as our Chief Financial Officer, Treasurer and Secretary since August 1995 and our Executive Vice President since January 2004. He is also a director of Geron Bio-Med Limited, our joint ventures TA Therapeutics, Ltd. and stART Licensing, Inc., and Clone International and XenoTrans, Ltd., both Australian companies. From August 1999 until January 2004, Mr. Greenwood also served as our Senior Vice President of Corporate Development. From April 1997 until August 1999, Mr. Greenwood served as our Vice President of Corporate Development. He also serves on the Board of Regents for Pacific Lutheran University. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

     David J. Earp, J.D., Ph.D., has served as our Senior Vice President of Business Development and Chief Patent Counsel since May 2004. He is also a director of TA Therapeutics, Ltd. and stART Licensing, Inc. From October 1999 until May 2004, Dr. Earp served as our Vice President of Intellectual Property. From 1992 until joining us in June 1999, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP where his practice focused on biotechnology patent law. Dr. Earp holds a B.Sc. in microbiology from the University of Leeds, England, a Ph.D. from the biochemistry department of The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D. from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

     Jane S. Lebkowski, Ph.D., has served as our Senior Vice President of Regenerative Medicine since January 2004. From August 1999 until January 2004, Dr. Lebkowski served as our Vice President of Regenerative Medicine. From April 1998 until August 1999, Dr. Lebkowski served as our Senior Director, Cell and Gene Therapies. From 1986 until joining us in 1995, Dr. Lebkowski served as Vice President, Research and Development at Applied Immune Sciences. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski received a B.S. in chemistry and biology from Syracuse University and received her Ph.D. from Princeton University.

     Calvin B. Harley, Ph.D., has served as our Chief Scientific Officer since July 1996. From May 1994 until July 1996, Dr. Harley served as our Vice President of Research. From April 1993 until May 1994, Dr. Harley served as our Director, Cell Biology. From 1989 until joining us, Dr. Harley was an Associate Professor of Biochemistry at McMaster University, and from 1982 to 1989, was an Assistant Professor of Biochemistry at McMaster University. Dr. Harley was also an executive of the Canadian Association on Gerontology, Division of Biological Sciences from 1987 to 1991. Dr. Harley holds a B.S. from the University of Waterloo and a Ph.D. from McMaster University, and conducted postdoctoral work at the University of Sussex and the University of California at San Francisco.

     Melissa A. Kelly Behrs has served as our Vice President of Oncology since January 2003. From April 2002 until January 2003, Ms. Behrs served as our Vice President of Corporate Development. From April 2001 until April 2002, Ms. Behrs served as our General Manager of Research and Development Technologies. Ms. Behrs joined us in November 1998 as Director of Corporate Development. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. in Accounting from Boston College and an M.B.A. in finance from Babson College.

Employees

     As of December 31, 2005, we had 90 full-time employees of whom 33 hold Ph.D. degrees and 14 hold other advanced degrees. Of our total workforce, 65 employees were engaged in, or directly support, our research and development activities and 25 employees were engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business is subject to various risks, including those described below. You should carefully consider the following risk factors, together with all of the other information included in this Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition.

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

  succeed in our research and development efforts;
  select therapeutic compounds or cell therapies for development;
  obtain required regulatory approvals;
  manufacture product candidates; and
  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

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

     The science and technology of telomere biology and telomerase, human embryonic stem cells and nuclear transfer are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on our technologies. These development programs are therefore particularly risky. In addition, we, our licensees or our collaborators must undertake significant research and development activities to develop product candidates based on our technologies, which will require additional funding and may take years to accomplish, if ever.

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2005, our accumulated deficit was approximately $369.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

     Substantially all of our revenues to date have been research support payments under collaboration agreements and revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration or license agreement that results in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

     While we receive royalty revenue from licenses of diagnostic product candidates, telomerase-immortalized cell lines and other licensing activities, we do not currently expect to receive sufficient royalty revenues from these licenses to sustain our operations. Our ability to continue or expand our research activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

     We will require substantial capital resources in order to conduct our operations and develop our candidates, and we cannot assure you that our existing capital resources, proceeds from our recent public offering, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

  the accuracy of the assumptions underlying our estimates for our capital needs in 2006 and beyond;
  the magnitude and scope of our research and development programs;
  the progress we make in our research and development programs and in preclinical development and clinical trials;
  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
  the number and type of product candidates that we pursue;
  the time and costs involved in obtaining regulatory approvals; and
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

     We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

We do not have experience as a company conducting large-scale clinical trials, or in other areas required for the successful commercialization and marketing of our product candidates.

     We will need to receive regulatory approval for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. Such trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (CROs) or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

     The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies. We may never obtain regulatory approval to market our product candidates.

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
  impose costly procedures upon our activities or the activities of our collaborators;
  diminish any competitive advantages that we or our collaborators may attain; or
  adversely affect our ability to receive royalties and generate revenues and profits.

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

  manufacturing;
  advertising and promoting;
  selling and marketing;
  labeling; and
  distribution.

     If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

     Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

  recall or seizure of products;
  injunction against manufacture, distribution, sales and marketing; and
  criminal prosecution.

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
  we and any licensees of ours may not be able to successfully market our products;
  physicians may not prescribe our product candidates, or patients or third party payors may not accept such product candidates;
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

     Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

  harming our ability to establish critical partnerships and collaborations;
  delaying or preventing progress in our research and development; and
  causing a decrease in the price of our stock.

Impairment of our intellectual property rights may adversely affect the value of our technologies and product candidates and limit our ability to pursue their development.

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

     The interference process can also be used to challenge a patent that has been issued to another party. For example, we recently were party to two interferences declared by the U.S. Patent Office at our request. These interferences involved two of our pending applications relating to nuclear transfer technology and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology, Inc. (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights to this technology and to facilitate licensing to companies wishing to utilize this technology in animal cloning. The Board of Patent Appeals and Interferences issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron’s pending claims. These judgments effectively invalidated the two U. Mass patents. Both judgments have been appealed by ACT in the U.S. District Court for the District of Columbia. We have also filed requests for interference with other U. Mass patents in the same field. As in any legal proceeding, the outcome of these interferences and the appeals is uncertain. In March 2002, an interference was declared involving one of our nuclear transfer patent applications and a patent application held by Infigen Inc. That interference was resolved in 2004 with a final judgment in our favor; that judgment was not appealed.

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have filed an opposition to a European patent granted to GemVax AS, a Norwegian company, relating to the use of telomerase peptides for the treatment and prophylaxis of cancer. GemVax was acquired in 2005 by Pharmexa, a Danish company. Pharmexa has announced plans to pursue a telomerase-targeted cancer vaccine. GemVax/Pharmexa has filed an opposition to a European patent granted to us relating to telomerase, which includes claims to the use of telomerase in cancer vaccines. We are involved in other patent oppositions in Europe, Australia and New Zealand, both as the opposing party and the party whose patent is being opposed. Successful challenges to our patents through opposition proceedings could result in a loss of patent rights in the relevant jurisdiction(s). If we are unsuccessful in the oppositions we bring against the patents of other parties, we may be subject to litigation, or otherwise prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. As more groups become engaged in scientific research and product development in the areas of telomerase biology and/or embryonic stem cells, the risk of our patents being challenged through patent oppositions may increase.

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

We depend on our collaborators and joint venture partners to help us develop and test our product candidates, and our ability to develop and commercialize potential products may be impaired or delayed if collaborations are unsuccessful.

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Cell Genesys is principally responsible for developing oncolytic virus therapeutics utilizing the telomerase promoter; Roche is responsible for developing cancer diagnostics using our telomerase technology; and Duke is responsible for conducting the current clinical trials of our dendritic cell-based telomerase vaccine. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Under agreements with collaborators and joint venture partners, we may rely significantly on these parties to, among other activities:

  conduct research and development activities in conjunction with us;
  design and conduct advanced clinical trials in the event that we reach clinical trials;
  fund research and development activities with us;
  manage and license certain patent rights;
  pay us fees upon the achievement of milestones; and
  market with us any commercial products that result from our collaborations or joint ventures.

     The development and commercialization of potential products will be delayed if collaborators or joint venture partners fail to conduct these activities in a timely manner or at all. For example, we recently terminated our collaboration with Dendreon Corporation because of its failure to meet diligence requirements in our agreement. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

     We also rely on consultants and advisors who assist us in formulating our research and development and clinical strategy. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms. Failure to do so could materially harm our business.

Potential restrictions or a ban on nuclear transfer could prevent us from benefiting financially from our research in this area.

     Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (sometimes referred to as “therapeutic cloning”) or cloned humans (sometimes referred to as “reproductive cloning”). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Further, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the businesses of our nuclear transfer licensees or the value of our ownership in our joint venture, stART Licensing, could be significantly harmed.

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

     Our telomerase inhibitor compound, GRN163L, and our hESC-based products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing even a short oligonucleotide like GRN163L is considerably greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a relatively small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit of measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if it is safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

     Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there are more than 200 approved anti-cancer products on the market in the United States, and several thousand in clinical development.

Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

  research and development;
  manufacturing;
  preclinical and clinical testing;
  obtaining regulatory approvals; and
  marketing.

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

     In addition to the above factors, we expect to face competition in the following areas:

  product efficacy and safety;
  the timing and scope of regulatory consents;
  availability of resources;
  reimbursement coverage;
  price; and
  patent position, including potentially dominant patent positions of others.

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

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our potential products is alleged to have injured subjects or patients. This risk exists for product candidates tested in human clinical trials as well as potential products that are sold commercially. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities that could have a material adverse effect on our business.

To be successful, our product candidates must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

     Our product candidates and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

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

     If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

If we fail to obtain acceptable prices or adequate reimbursement for our product candidates, the use of our potential products could be severely limited.

     Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, including pharmaceuticals. If our potential products are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment in product development.

     In both U.S. and other markets, sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

  government health administration authorities;
  private health insurers;
  health maintenance organizations; and
  pharmacy benefit management companies.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and December 2005, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and December 31, 2005, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

  the demand in the market for our common stock;
  the experimental nature of our product candidates;
  fluctuations in our operating results;
  market conditions relating to the biopharmaceutical and pharmaceutical industries;
  announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;
  announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;
  comments by securities analysts;
  general market conditions;
  political developments related to human embryonic stem cell research;
  public concern with respect to our product candidates; or
  the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of December 31, 2005, we had 100,000,000 shares of common stock authorized for issuance and 64,829,857 shares of common stock outstanding. In addition, as of December 31, 2005, we have reserved for future issuance approximately 18,897,097 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

     In addition, we have issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we typically agree to register the shares for resale soon after their issuance. We may continue to pay for certain goods and services in this manner, which would dilute your interest in us. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

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

     Our share purchase rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of us by delaying or preventing a change of control. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue additional shares of common stock, and to fix the rights and preferences of one or more series of preferred stock.

     In addition to our share purchase rights plan and the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

  prevent stockholders from taking actions by written consent;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2008. In March 2004, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 363,039 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from February 1, 2004 through July 31, 2008. We also currently lease 900 square feet of office space at Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. The lease for the office space expires in June 2006. We believe that our existing facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED
             STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the Nasdaq National Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Stock Market of our common stock for each of the quarters in the years ended December 31, 2005 and 2004 are as follows:

     As of February 13, 2006, there were approximately 912 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 21, 2006, the closing price for our common stock was $8.10 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information required by this Item concerning our equity compensation plans is incorporated by reference from the section captioned “Equity Compensation Plans” contained in our Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 24, 2006, to be filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31,				
	2005	2004	2003	2002	2001
	(In thousands, except shares and per share data)				
Consolidated Statement of Operations Data:					
Revenues from collaborative agreements	$ 290	$ —	$ 72	$ 566	$ 3,280
License fees and royalties	5,868	1,053	1,102	682	340
Total revenues	6,158	1,053	1,174	1,248	3,620
Operating expenses:					
Research and development	35,080	30,084	25,551	29,822	27,926
Acquired in-process research technology (1)	—	45,150	—	—	—
General and administrative	8,788	7,104	5,803	7,126	10,713
Total operating expenses	43,868	82,338	31,354	36,948	38,639
Loss from operations	(37,710)	(81,285)	(30,180)	(35,700)	(35,019)
Interest and other income	4,658	1,552	1,810	2,548	5,860
Equity in losses of joint venture	(12)	—	—	—	—
Conversion expense (2)	—	—	(779)	—	(11,910)
Interest and other expense	(464)	(672)	(734)	(756)	(1,004)
Net loss	$ (33,528)	$ (80,405)	$ (29,883)	$ (33,908)	$ (42,073)
Basic and diluted net loss per share:					
Net loss per share	$ (0.58)	$ (1.79)	$ (0.97)	$ (1.37)	$ (1.90)
Shares used in computing net loss per share	57,879,725	44,877,627	30,965,330	24,661,733	22,121,833

(1) In March 2004, we recognized $45.2 million of in-process research technology expense in connection with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.

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

	December 31,				
	2005	2004	2003	2002	2001
	(Dollars in thousands)				
Consolidated Balance Sheet Data:					
Cash, restricted cash, cash equivalents and marketable securities	$ 191,003	$ 120,494	$ 109,780	$ 47,517	$ 79,641
Working capital	186,317	116,319	101,840	41,128	71,395
Total assets	201,243	131,873	118,115	60,669	96,231
Long-term obligations	—	645	1,151	20,515	23,280
Accumulated deficit	(369,599)	(336,071)	(255,666)	(225,783)	(191,875)
Total stockholders' equity	190,705	122,063	106,324	29,741	61,542

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

OVERVIEW

     This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the annual report and are statements regarding our intent, belief or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1 entitled “Additional Factors That May Affect Future Results,” and elsewhere in this annual report.

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part I, Item 8 of this annual report.

     We are a biopharmaceutical company focused on developing and commercializing three groups of products: (i) therapeutic products for oncology that target telomerase; (ii) pharmaceuticals that activate telomerase in tissues impacted by senescence, injury or degenerative disease; and (iii) cell-based therapies derived from our human embryonic stem cell platform for applications in multiple chronic diseases as discussed in more detail in Item 1 “Business” of this annual report on Form 10-K beginning on page 1.

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

     A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and meaningfully present our financial condition and results of operations.

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

     Since our inception, a substantial portion of our revenues has been generated from research and licensing agreements with collaborators. Revenue under such collaboration agreements typically includes upfront signing or license fees, cost reimbursements, milestone payments and royalties on future product sales.

     We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the term of the option agreement. We recognize milestone payments upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalties are recognized as revenue upon the receipt of payment of the royalty amount. We recognize cost reimbursement revenue under collaborative agreements, including related party agreements, as the related research and development costs are performed. Deferred revenue represents the portion of research or license payments received which had not been earned.

     We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives of these license agreements have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2005, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions to the currently active agreements in the future.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and this amount was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006, and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Through April 2005, imputed interest has been accreted to the value of the research funding obligation and recognized as interest expense.

     At the time of acquisition, we estimated the effective interest rate and have been evaluating the spending rate under the collaboration as compared to the contractual funding period. Revisions in the effective interest rate or amortization period would have the effect of increasing or decreasing research and development expense as well as the balance of intangible assets and research funding obligation on the balance sheet. As of December 31, 2005, no revisions to the effective interest rate have been made and we do not expect revisions in the future. Further adjustments to the amortization period may occur as we near the end of the extended research period and evaluate our continuing research support.

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

     We have adopted the requirements of SFAS 123R effective January 1, 2006, utilizing the “modified prospective” method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We anticipate that the adoption of SFAS 123R effective January 1, 2006, will result in stock-based compensation expense in fiscal 2006 of approximately $3.6 million for the vested portion of past awards. We expect that additional compensation expense as a result of adopting SFAS 123R will result in additional net loss per share of approximately $0.06 to $0.07 per share for 2006. These estimates are based solely on awards that were currently unvested at January 1, 2006, and does not reflect the potential impact of additional options that may be granted in 2006.

     In valuing our options using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and weighted average expected lives of the options. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the option grant date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The weighted average expected lives of the options is based on historical experience of option exercises and the average vesting option schedule. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the option and increase or decrease the pro forma effect on reported net income (loss) and earnings (loss) per share if compensation expense had been recognized based on the fair value method. As of December 31, 2005, no revisions to the methods used in deriving the assumptions used in the Black Scholes option-pricing model have been made. Revisions may occur in the future with the adoption of SFAS 123R.

     In valuing our warrants using the Black Scholes option-pricing model, we make assumptions about risk-free interest rates, dividend yields, volatility and expected lives of the warrants. Risk-free interest rates are derived from United States zero-coupon treasury strip yields as of the warrant issue date. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is derived from the historical volatility of our common stock as traded on Nasdaq. The expected lives of the warrants is based on the term of the warrants. Upon issuance of a warrant to consultants or collaborators, we recognize an expense in our consolidated statements of operations. Upon issuance of warrants in connection with an equity financing, we recognize issuance costs with an offset to additional paid-in capital in our consolidated balance sheets. Each year, we have consistently applied the same methodology when deriving these assumptions. Revisions of any of these assumptions would increase or decrease the value of the warrant and increase or decrease the expense or issuance cost recognized upon vesting of the warrant. As of December 31, 2005, no revisions to the methods used in deriving the assumptions used in the Black Scholes option-pricing model for warrants have been made. Revisions may occur in the future with the adoption of SFAS 123R.

RESULTS OF OPERATIONS

     Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of preclinical and clinical trial results or regulatory approvals or clearances. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

Revenues

     We recognized $290,000 of revenues from collaborative agreements in 2005 compared to none in 2004 and $72,000 in 2003. Revenues in 2005 reflected amounts earned under a contract to perform scientific research services to a related party, our joint venture in Hong Kong, TA Therapeutics. Revenues in 2003 primarily reflected research services conducted for others in connection with consulting contracts.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $5.8 million, $944,000 and $972,000 in 2005, 2004 and 2003, respectively, related to our various agreements. The overall increase in license fee revenue in 2005 was primarily due to (i) the $4.0 million license fee payment received in connection with the transfer of nuclear transfer intellectual property rights for use in animal cloning to our new joint venture, stART Licensing, Inc., and (ii) revenue recognized from the collaborative agreement with Merck. We expect to recognize revenue of $2.2 million in 2006, $1.0 million in 2007, $59,000 in 2008, $47,000 in 2009 and $79,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $66,000, $109,000 and $130,000 in 2005, 2004 and 2003, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $35.1 million, $30.1 million and $25.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily the result of an increase in personnel-related costs of $2.8 million for additional scientific headcount, an increase in clinical consulting costs related to GRN163L of $1.8 million, and an increase in scientific supplies expense of $1.4 million, partially offset by a reduction in preclinical study expenses of $1.0 million as a result of the commencement of clinical trials for GRN163L in 2005. The increase in 2004 from 2003 was primarily due to an increase of $1.5 million for raw materials for the manufacture of GRN163L, $1.3 million for scientific supplies, $1.1 million for animal toxicology studies related to the clinical development of GRN163L and $514,000 for clinical consulting and sponsored research at other academic laboratories. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and clinical testing of GRN163L, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

     Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we have initiated clinical testing of GRN163L in patients with chronic lymphocytic leukemia at two clinical trial sites in the New York metropolitan area. An investigator-sponsored Phase 1-2 clinical trial at Duke University Medical Center using a therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer has been completed. Study results showed no treatment-related adverse effects to date and positive specific immune responses to telomerase. We currently are conducting additional Phase 1-2 studies in patients with prostate cancer, hematologic malignancies and renal carcinoma at Duke. We have transferred the vaccine manufacturing process in-house for further optimization and transfer to a contract manufacturer. At the conclusion of these activities, we plan to file our IND with the FDA for clinical trials in one or more cancer types.

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

     Research and development expenses incurred under each of these programs is as follows (in thousands):

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are incurred in Phase 3 trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

     According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our potential products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict, as our clinical development programs are updated and modified to reflect the most recent preclinical and clinical data and other relevant information. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot provide assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

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

Acquired In-Process Research Technology

     In March 2004, we entered into an agreement with Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) under which we acquired a co-exclusive right under patents controlled by Argos for the use of defined antigens in therapeutic cancer vaccines. In conjunction with the agreement, we issued 5,000,000 shares of our common stock to Argos.

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

General and Administrative Expenses

     General and administrative expenses were $8.8 million, $7.1 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to the recognition of $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in conjunction with the establishment of TA Therapeutics, Ltd., our joint venture in Hong Kong. The increase in 2004 from 2003 primarily reflected an increase in patent legal costs of $861,000 and an increase in corporate legal and accounting expenses of $454,000 for additional regulatory compliance related to the Sarbanes-Oxley Act and various equity transactions with vendors. We currently anticipate general and administrative expenses to remain consistent with current levels.

Interest and Other Income

     Interest income was $4.6 million, $1.5 million and $968,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 as compared to 2004 was due to increased interest rates and higher cash and investment balances as a result of proceeds received from the public offering in September 2005. The increase in 2004 as compared to 2003 was due to higher cash and investment balances as a result of proceeds received from equity financings in November 2003 and 2004. Also included in interest income for the years ended December 31, 2005, 2004 and 2003, was realized losses of $192,000, $226,000 and none, respectively, related to other-than-temporary declines in value for our equity investments in licensees. We also received none, $74,000 and $864,000 in research payments under government grants for the years ended December 31, 2005, 2004 and 2003, respectively, and recorded these amounts as other income in each year. We received the final funding payment from our National Consortium Drug Discovery Group grant award from the National Cancer Institute in 2004.

Interest and Other Expense

     Interest and other expense was $464,000, $672,000 and $734,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in interest and other expense for 2005 compared to 2004 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation. The decrease in interest and other expense for 2004 compared to 2003 was primarily the result of reduced equipment loan obligations.

Conversion Expense

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

     During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of Geron common stock. As of December 31, 2005 and 2004, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of Geron common stock expired on July 1, 2003 without having been exercised and amended series D-2 warrants to purchase 500,901 shares of Geron common stock remained outstanding as of December 31, 2005.

Net Loss

     Net loss was $33.5 million, $80.4 million and $29.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Absent the acquired in-process research technology expense of $45.2 million, overall net loss for 2005 decreased relative to 2004 primarily due to increased license fee revenue from the Merck and stART transactions and interest income, partially offset by higher operating expenses associated with increased scientific headcount and the warrant issuance related to consulting services. The overall increase in net loss in 2004 compared to 2003 was primarily the result of the acquired in-process research technology expense of $45.2 million associated with the Merix transaction and increased research and development expense associated with the clinical development of GRN163L.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2005 were $191.0 million, compared to $120.5 million at December 31, 2004 and $109.8 million at December 31, 2003. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2005 was due to the receipt of $12.5 million in net cash proceeds from the exercise of warrants, $4.0 million in proceeds from the sale of common stock to Hong Kong investors, $4.0 million in connection with the stART Licensing, Inc. joint venture, $3.5 million in connection with the Merck collaboration and $76.0 million of net proceeds in September 2005 from our underwritten public offering of common stock and the exercise of the warrant held by Merck. The increase in cash, restricted cash, cash equivalents and marketable securities in 2004 was the result of an equity financing consummated in November 2004 which resulted in net cash proceeds of $39.9 million.

Cash Flows from Operating Activities

     Net cash used in operations was $20.6 million, $25.9 million and $23.1 million in 2005, 2004 and 2003, respectively. The decrease in net cash used for operations in 2005 was primarily the result of increased cash received from interest income and license fees which offset higher operating expenses related to increased scientific headcount. The increase in net cash used for operations in 2004 was primarily the result of increased operating expenses related to the manufacturing and development of GRN163L.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $13.0 million in 2005, compared to net cash used of $18.2 million in 2004 and $55.9 million in 2003. Net cash provided in 2005 was a result of increased proceeds from maturities of marketable securities received through various equity financings as described below.

     Through December 31, 2005, we have invested approximately $15.5 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $55,000 in 2006. As of December 31, 2005, we had approximately $1.4 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires in November 2006. We intend to renew the commitments for new equipment financing facilities in 2006 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities

     Net cash provided by financing activities in 2005 of $94.4 million reflected the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004, $4.0 million in proceeds from the sale of our common stock to Hong Kong investors and $76.0 million in net proceeds from the underwritten public offering of common stock and the exercise of the Merck warrant in September 2005. Net cash provided by financing activities in 2004 of $41.1 million included the net proceeds from the sale of our common stock and warrants to institutional investors for approximately $39.9 million. Net cash provided by financing activities in 2003 of $87.2 million reflected the receipt of approximately $64.3 million in net proceeds from the completion of a public offering of our common stock and of approximately $19.0 million in net proceeds from the sale of our common stock to two institutional investors.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with three financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed securities and U.S. government agency securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2005 was $189.7 million. These investments include $95.9 million of cash and cash equivalents which are due in less than 90 days, $7.1 million of asset-backed securities which have varying maturity dates, and $86.7 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes, U.S. government agency securities, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. In 2005, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next 6 months. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pound sterling. As of December 31, 2005, we did not engage in foreign currency hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geron Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Palo Alto, California
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Geron Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Geron Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Geron Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geron Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Palo Alto, California
February 27, 2006

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005	December 31, 2004
	(In thousands, except shares)	
ASSETS		
Current assets:		
Cash and cash equivalents	$ 96,633	$ 9,846
Restricted cash	530	530
Marketable securities	93,840	110,118
Interest and other receivables (including amounts from related parties: 2005-$194, 2004-none)	2,304	1,550
Notes receivable from related parties	—	147
Current portion of prepaid assets	2,338	2,586
Total current assets	195,645	124,777
Noncurrent portion of prepaid assets	1,622	3,212
Equity investments in licensees	331	489
Property and equipment, net	2,754	2,089
Deposits and other assets	514	175
Intangible assets, net	377	1,131
	$ 201,243	$ 131,873
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities:		
Accounts payable	$ 1,906	$ 2,535
Accrued compensation	2,470	2,024
Accrued liabilities	1,299	822
Current portion of deferred revenue	2,180	477
Current portion of equipment loans	55	146
Current portion of research funding obligation	1,418	2,454
Total current liabilities	9,328	8,458
Noncurrent portion of deferred revenue	1,210	707
Noncurrent portion of equipment loans	—	55
Noncurrent portion of research funding obligation	—	590
Commitments		
Stockholders' equity:		
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 64,829,857 and 52,220,332 shares issued and outstanding at December 31, 2005 and 2004, respectively	65	52
Additional paid-in capital	561,099	458,965
Deferred compensation	(357)	(260)
Accumulated deficit	(369,599)	(336,071)
Accumulated other comprehensive loss	(503)	(623)
Total stockholders' equity	190,705	122,063
	$ 201,243	$ 131,873

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Geron Corporation (“we” or “Geron”) was incorporated in the State of Delaware on November 29, 1990. We are a biopharmaceutical company focused on developing and commercializing three groups of products: (i) therapeutic products for oncology that target telomerase; (ii) pharmaceuticals that activate telomerase in tissues impacted by senescence, injury or degenerative disease; and (iii) cell-based therapies derived from our human embryonic stem cell platform for applications in multiple chronic diseases. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of our management to obtain additional financing as required.

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

     FASB Interpretation No. 46-R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities. We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements and our joint ventures. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and, therefore, have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

     Basic earnings (loss) per share is computed based on the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings (loss) per share includes any dilutive effect of options and warrants.

     Diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,202,274, 1,917,818 and 1,432,238 shares for 2005, 2004 and 2003, respectively, related to outstanding options and warrants (as determined using the treasury stock method at the estimated average market value).

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On a regular basis, management evaluates these estimates and assumptions. Actual results could differ from those estimates.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Marketable Debt Securities Available-For-Sale

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds, U.S. government agency securities and commercial paper. Our investments include corporate notes in United States corporations and asset-backed securities with original maturities ranging from two to 24 months.

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2005, 2004 and 2003. Dividend and interest income are recognized when earned. See Note 2 on Financial Instruments and Credit Risk.

Revenue Recognition

     We recognize revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. The principles and guidance outlined in EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables,” provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

     We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements or the intellectual property related to the license has been delivered are recognized as revenue when received and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the term of the option agreement. Milestone payments are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment.

     We recognize revenue under collaborative agreements, including related party agreements, as the related research and development costs for services are rendered. Deferred revenue represents the portion of research and license payments received for which we have not yet performed the research services. Through March 31, 2004, we received funding from United States government grants that supported our research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Funding associated with those grants was recognized as revenue upon receipt of reimbursement and was included in interest and other income.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

     As of December 31, 2005 and 2004, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

     In May 2005, we signed a letter of credit agreement on behalf of one of our vendors. A Certificate of Deposit of $375,000 secured this letter of credit. In November 2005, the letter of credit arrangement had been fulfilled with the Certificate of Deposit. As a result, there were no letter of credit arrangements outstanding as of December 31, 2005.

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

     We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. See Note 2 on Financial Instruments and Credit Risk.

Derivative Financial Instruments

      Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For 2005 and 2004, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. As of December 31, 2005, the imputed interest for the research funding obligation had been fully accreted. The remaining obligation as of December 31, 2005 was $1,418,000.

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies,

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

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

     The fair value of options granted in fiscal years 2005, 2004 and 2003 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

     The fair value of the Employee Stock Purchase Plan purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

     See Other Recent Accounting Pronouncements for a discussion of SFAS 123R.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

     As of December 31, 2005 and 2004, we recognized other-than-temporary impairment charges of $192,000 and $226,000, respectively, related to our equity investments in licensees. As a result, $192,000 and $226,000 of previously recognized unrealized loss was eliminated from accumulated other comprehensive loss in 2005 and 2004, respectively. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

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

Concentrations of Customers and Suppliers

     The majority of our revenue was earned in the United States. Two new customers accounted for approximately 82% of our 2005 revenues. Three customers accounted for 45% of our 2004 revenues. Seven customers accounted for 56% of our 2003 revenues.

     We contract third-party manufacturers to produce GMP-grade drugs and vaccines for preclinical and clinical studies. We also contract for raw materials to supply those manufacturers. Should we be unable to obtain sufficient quantities of raw materials or GMP-grade drugs and vaccines from our third-party sources or other third-party sources, certain development and clinical activities may be delayed.

Other Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005.

     SFAS 123R permits public companies to adopt its requirement using one of two methods: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (ii) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted.

     We have adopted the requirements of SFAS 123R effective January 1, 2006, utilizing the “modified prospective” method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We anticipate that the adoption of SFAS 123R effective January 1, 2006, will result in stock-based compensation expense in fiscal 2006 of approximately $3.6 million for the vested portion of past awards.  We expect that additional compensation expense as a result of adopting SFAS 123R will result in additional net loss per share of approximately $0.06 to $0.07 per share for 2006.  These estimates are based solely on awards that were currently unvested at January 1, 2006, and does not reflect the potential impact of additional options that may be granted in 2006. Uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 to our condensed consolidated financial statements.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options which have exercise prices equal to the fair market value of the underlying common stock at the date of granting the option. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123R also requires the realized benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether we will be in a taxable position. It is unlikely that we will have near term benefits from tax deductions. At this time, we estimate there would be no net tax impact related to the prior periods since we are in a net loss position, although as a result of certain provisions of the literature, we would expect an increase in deferred tax assets with an equal increase to the deferred tax asset valuation allowance.

     In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This standard replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. If we had such a change, it would require us to present our previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted.

     We do not anticipate that the adoption of SFAS 154 will have a material impact on our results of operations and financial position.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation. Realized gains or losses in fair value of equity investments in licensees have been reclassified to interest and other income from interest and other expense on the consolidated statements of operations for all periods presented.

2. FINANCIAL INSTRUMENTS AND CREDIT RISK

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     Marketable debt securities by security type at December 31, 2005 were as follows:

     Marketable debt securities by security type at December 31, 2004 were as follows:

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable debt and equity securities with unrealized losses at December 31, 2005 and 2004 were as follows:

     The gross unrealized losses related to corporate notes, US agency notes and asset-backed securities were due to changes in interest rates. The gross unrealized losses related to equity investments in licensees were a result of declining valuations for those biopharmaceutical companies. We have determined that the gross unrealized losses on our investment securities as of December 31, 2005 and 2004 are temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our corporate notes, U.S. government agency securities and asset-backed securities are rated investment grade. We recognized charges of $192,000, $226,000 and none in 2005, 2004 and 2003, respectively, related to other-than-temporary declines in the fair values of certain of our equity investments. As of December 31, 2005 and 2004, the carrying values of our equity investments in non-marketable nonpublic companies were $314,000 and $448,000, respectively.

Notes Receivable from Related Parties

     As of December 31, 2004, we held notes receivable from related parties for three employees for a total balance of $147,000. Certain real property assets of the employees have historically collateralized these notes, which in general bore no interest. Imputed interest income on these loans has been forgiven and this expense has been recognized as an operating expense. All the employee notes were repaid in 2005 resulting in no outstanding balance for notes receivable from related parties as of December 31, 2005.

Other Fair Value Disclosures

     At December 31, 2005, the fair value of equipment loans approximated the carrying value of $55,000. The fair value was estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

     See discussion of our obligation to fund research at the Roslin Institute in Midlothian, Scotland in Note 10 on Intangible Asset and Research Funding Obligation.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. MARKETABLE AND NON-MARKETABLE EQUITY INVESTMENTS IN LICENSEES

     In connection with our license agreement with Clone International Pty Ltd. signed in December 2000, we received equity equal to 33% of the outstanding stock of Clone International. As of December 31, 2005, our equity interest was 25%. As our share of Clone International’s operating losses exceeded the original carrying value of our investment, we discontinued the application of the equity method since September 30, 2005. The carrying value of Clone International equity was none and $260 at December 31, 2005 and 2004, respectively. We do not have any funding obligations under this license.

     In connection with our license agreement with XenoTrans, Ltd. signed in April 2004, we received equity equal to 25% of the outstanding stock of XenoTrans. In accordance with the equity method of accounting, we increase (decrease) the carrying value of the investment by a proportionate share of XenoTrans’ earnings (losses). Any increases (decreases) are included in interest and other income. Since our share of XenoTrans’ net operating losses exceeded the original carrying value of the equity investment, we discontinued the application of the equity method of accounting since June 30, 2004. We do not have any funding obligations under this license.

4. JOINT VENTURES AND RELATED PARTY TRANSACTIONS

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC) established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). Pursuant to the joint venture agreement with BRC, we contribute scientific leadership, development expertise, intellectual property, and capital to TAT. BRC provides scientific leadership, a research team, capital, and laboratory facilities. We and BRC each own 50% of TAT. Both parties also have agreed to contribute financially to fund the operations of TAT. BRC agreed to an initial capital contribution of $6,000,000, payable in six equal quarterly payments. Three months after BRC has fully paid this amount, we will contribute $2,000,000, payable in two equal quarterly payments. Operations for TAT began April 1, 2005. As of December 31, 2005, BRC had funded $1,000,000 to TAT.

     In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in TAT by a proportionate share of TAT’s earnings (losses). We recognized a loss of $12,000 for our proportionate share of TAT’s 2005 second quarter losses. Since our share of TAT’s net operating losses exceeded the carrying value of our investment in and net advances to TAT, we have discontinued the application of the equity method of accounting since July 1, 2005. If TAT subsequently reports net income, we will resume applying the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended. Cash contributions made by us in the future will be recorded as additional investments when such amounts are actually paid.

     In March 2005, we also entered into a Services Agreement with TAT to provide research and development services for the new company. TAT pays a fee in connection with our performance of the services. This fee approximates the actual direct costs incurred in performing these services. We recognize revenue under collaborative agreements as the related research and development services are performed. We incurred related party research and development costs of $290,000, related to TAT and recognized related party revenue of $290,000 in 2005. Of the $290,000 recognized during 2005,

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $194,000 was recorded as interest and other receivables from related parties on the consolidated balance sheet as of December 31, 2005. No related party revenues or costs were recognized in 2004 or 2003.

stART Licensing Inc.

     In April 2005, we entered into a Formation and Shareholders Agreement (FSA) and Contribution and License Agreement (CLA) with Exeter Life Sciences, Inc. (Exeter) to form stART Licensing, Inc. (stART). stART manages and licenses a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter own 49.9% and 50.1% of stART, respectively.

     Pursuant to the CLA, we granted a worldwide, exclusive, non-transferable license, with the right to sublicense, to our patent rights to nuclear transfer technology for use in animal cloning. These patent rights include patents originally licensed from the Roslin Institute in Edinburgh, Scotland in conjunction with our 1999 acquisition of Roslin BioMed, as well as patents covering technology arising from subsequent animal cloning work that we funded at the Roslin Institute. We have retained all rights to nuclear transfer technology for use in human cells. Exeter granted a worldwide, exclusive, non-transferable license, with the right to sublicense, to its patent rights for the use of the Roslin nuclear transfer technology for the production of proteins in milk of animals, as well as rights to other cloning technologies, including chromatin transfer, a technology developed at the University of Massachusetts.

     Pursuant to the FSA, Exeter will provide initial operating capital and other management services to stART. Exeter made an initial capital contribution to stART and the remainder will be provided by them from time to time, but in any event within 24 months following the execution of the FSA. We have no financial obligations to provide operating capital for stART nor are we obligated to perform services or other activities for the joint venture. We received an upfront payment in cash of $4,000,000 from stART upon the execution of the FSA in consideration of the technology we contributed in excess of the value of the equity we received in stART. We recognized this payment as license fee revenue from related parties in April 2005. We are also entitled to receive payment upon achievement of a specified future milestone.

     In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in the joint venture by a proportionate share of stART’s earnings (losses). Any increases (decreases) are reflected separately in our condensed consolidated statements of operations as equity in losses or income in the joint venture. The initial investment in stART reflected the book value of the intellectual property rights we conveyed to stART. Since there was no net book value associated with these intangible assets at the execution of this arrangement, no initial value was recognized for our investment in stART. We have not yet applied the equity method of accounting since our proportionate share of net losses in stART exceeded our original carrying value of the equity investment. If stART subsequently reports net income, we will apply the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

     In conjunction with the joint venture agreement, we sold our equity interest in Exeter for proceeds of $200,000 and recognized a gain of $56,000 from this sale representing the excess of the cash proceeds over the carrying value of the investment.

5. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. EQUIPMENT LOANS

     In 2005, we renewed our equipment financing facilities and had approximately $1,400,000 available for borrowing as of December 31, 2005. The drawdown period under the equipment financing facilities expires in November 2006. The obligations under the previous equipment loans, which are secured by the equipment financed, bear interest at fixed rates of approximately 9% per year and are due in monthly installments through June 2006.

     Future minimum principal payments on equipment loans are as follows:

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

8. OPERATING LEASE COMMITMENT

     In March 2004, as payment of the total rent due for our premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from February 1, 2004 through July 31, 2008, we issued to the lessor of those premises 363,039 shares of our common stock. The fair value of the common stock of $3,052,000 was recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

     Future minimum payments under non-cancelable operating leases are zero through July 31, 2008, as a result of the prepayment of rent with our common stock. Rent expense under operating leases was approximately $678,000, $966,000 and $1,296,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

9. CONVERTIBLE DEBENTURES

     On June 29, 2000, we sold $25,000,000 in series D zero coupon convertible debentures and a warrant to purchase 834,836 shares of our common stock to an institutional investor. We recognized $10,527,000 in interest expense with an offset to additional paid-in capital for the Black Scholes calculated value of the warrant issued with the convertible debentures. In December 2000, we recognized an additional $10,527,000 in imputed non-cash interest expense related to the beneficial conversion feature of the series D convertible debentures as a cumulative effect of a change in accounting principle, with an offset to additional paid-in capital.

     In November 2001, we modified the terms of $10,000,000 of outstanding series D convertible debentures and converted the debentures into 1,011,122 shares of our common stock. The remaining $15,000,000 of outstanding series D convertible debentures was modified to extend the maturity date to June 30, 2005, increase the yield on the debenture to 2.5%, and fix the conversion price at $20.00 per share. The related warrant was split into two warrants. The series D-1 warrant to purchase 333,935 shares of our common stock had an exercise price of $15.625 per share and an exercise period to June 30, 2003.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The series D-2 warrant to purchase 500,901 shares of our common stock had an exercise price of $25.00 per share and an exercise period to December 31, 2006. As a result of this modification, we recorded $11,910,000 in conversion expense on our consolidated statements of operations for 2001.

     In May 2003, we modified the existing terms of the outstanding $15,000,000 of series D convertible debentures to provide for an automatic conversion into equity on the maturity date, fixed the conversion price at $5.00 per share and eliminated the interest accrual for the remainder of the term. In addition, we modified the terms of the related outstanding warrants and changed the exercise prices to $7.50 per share. The expiration periods were unchanged. As a result of this second modification, we recorded $779,000 in conversion expense on our consolidated statements of operations for 2003.

     During May and June 2003, all of the remaining $15,000,000 of series D convertible debentures plus accrued interest of $575,000 were converted into 3,115,068 shares of our common stock. As of December 31, 2005 and 2004, no series D convertible debentures remained outstanding. Amended series D-1 warrants to purchase 333,935 shares of our common stock expired on July 1, 2003 without having been exercised and amended series D-2 warrants to purchase 500,901 shares of our common stock remained outstanding as of December 31, 2005.

10. INTANGIBLE ASSET AND RESEARCH FUNDING OBLIGATION

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date. As of December 31, 2005 and 2004, the present value of our remaining commitment was $1,418,000 and $3,044,000, respectively. Payments totaling $1,871,000 and $3,261,000 were made to the Roslin Institute under the research funding obligation in 2005 and 2004, respectively. Imputed interest of $245,000 and $491,000 was accreted to the value of the research funding obligation and was recognized as interest expense in 2005 and 2004, respectively.

     The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license to the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med Ltd. At the time of acquisition the value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 was capitalized as an intangible asset that was being amortized over the six year funding period as research and development expense, with $754,000, $2,688,000 and $2,865,000 being amortized in 2005, 2004 and 2003, respectively. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. Research and development expense related to the amortization of this intangible asset is expected to be $377,000 in 2006.

11. ACQUISITION OF IN-PROCESS RESEARCH TECHNOLOGY

     In March 2004, we entered into an agreement with Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) under which we acquired a co-exclusive right under patents controlled by Argos for the use of defined antigens in therapeutic cancer vaccines. In conjunction with the agreement, we issued 5,000,000 shares of our common stock to Argos.

     We acquired rights to the Argos technology for commercial development of our therapeutic cancer vaccine. Further development of the technology is required before we can enter into advanced clinical trials for a potential commercial application. We have concluded that this technology has no alternative future use as defined in Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” and accordingly, expensed the value of the acquired in-process research technology of $45,150,000 at the time of acquisition.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY

Warrants

     Warrants outstanding to purchase our common stock as of December 31, 2005 are detailed as follows:

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

2002 Equity Incentive Plan

     In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of December 31, 2005, we had reserved 9,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2005 and 2004, we did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2005, no shares outstanding were subject to repurchase.

Directors’ Stock Option Plan

     In July 1996, we adopted the 1996 Directors’ Stock Option Plan (Directors’ Option Plan) and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 1,000,000 shares of common stock. As of December 31, 2005, 930,000 options have been granted under the Directors’ Option Plan. The Directors’ Option Plan provides that each person who becomes a non-employee director after the effective date of the Directors’ Option Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the Directors’ Option Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option will be for 30,000 shares of common stock. Finally, we will grant an option to purchase 2,500 shares to each non-employee director upon such director’s appointment to the Audit Committee or Compensation Committee of the Board of Directors, on the date of each Annual Meeting during the director’s service on such committee (Committee Service Option).

     The Directors’ Option Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the Directors’ Option Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

     The exercise price of all stock options granted under the Directors’ Option Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the Directors’ Option Plan have a term of ten years.

     Aggregate option activity for the 1992 Plan, 2002 Plan and the Directors’ Stock Option Plan is as follows:

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information about stock options outstanding as of December 31, 2005 is as follows:

     As of December 31, 2005 and 2004, there were 5,492,791 and 4,612,346 exercisable options outstanding at weighted average exercise prices per share of $8.56 and $8.91, respectively.

Stock Based Compensation

     We have elected to apply APB Opinion 25 in accounting for our stock option awards granted to employees and directors, rather than the alternative fair value accounting method provided under SFAS 123. Under APB Opinion 25, no compensation expense is recognized for grants of options to employees and directors at an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Accordingly, based on our option grants in 2005, 2004 and 2003, no compensation expense has been recognized related to employee and director stock options.

     Pro forma information regarding net income and earnings per share under the alternative fair value accounting required by SFAS 123, as amended by SFAS 148, is presented in Note 1. This information is required to be determined as if we had accounted for our employee stock options granted subsequent to September 30, 1995, under the fair value method of that Statement.

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant for 2005, 2004 and 2003. The weighted average grant date fair value of options granted during 2005, 2004 and 2003 with an exercise price equal to the fair market value of our common stock on the date of grant was $6.77, $7.51 and $5.46, respectively. There were 340,000 options granted to consultants with an exercise price greater than the fair market value of our common stock in 2005 with a weighted average exercise price of $6.39. There were no options granted with an exercise price greater than the fair market value in 2004 and 2003.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We grant options and warrants to consultants from time to time in exchange for services performed for us. In general, these options and warrants vest over the contractual period of the consulting arrangement. We granted options and warrants to consultants to purchase 817,682, 31,791 and 72,970 shares of our common stock in 2005, 2004 and 2003, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, we will record any additional increase in the fair value of the option or warrant as the options and warrants vest. We recorded expense of $3,277,000, $269,000 and $163,000 for the fair value of these options and warrants in 2005, 2004 and 2003, respectively. As of December 31, 2005, unamortized fair value of options and warrants to consultants of $1,355,000 remained outstanding.

     We also grant common stock to consultants, vendors, board members and research institutions in exchange for services performed for us. In 2005, 2004 and 2003, we issued 262,413, 959,558 and 281,793 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2005, 2004 and 2003, we recognized approximately $3,002,000, $6,167,000 and $1,291,000, respectively, of expense in connection with stock grants to consultants, vendors, board members and research institutions. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2005, have a prepaid balance of $1,752,000 which is being amortized to rent expense on a straight-line basis over the term of the lease to July 31, 2008.

Employee Stock Purchase Plan

     In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 600,000 shares of common stock. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 27% of the eligible employees have participated in the Purchase Plan in 2005. Approximately 287,000, 266,000 and 247,000 shares have been issued under the Purchase Plan as of December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, 312,498 shares were available for issuance under the Purchase Plan.

     We do not recognize compensation cost related to employee purchase rights under the Purchase Plan. The pro forma compensation cost estimated for the fair value of the employees’ purchase rights of approximately $51,000 for 2005, $47,000 for 2004, $57,000 for 2003 has been included in the pro forma information included in Note 1.

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2005 is as follows:

Share Purchase Rights Plan

     On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price, shares of our common stock, par value $0.001 per share, or of any company into which we are merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2005, no rights were exercisable into any shares of common stock.

401(k) Plan

     We sponsor a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time U.S. employees (Geron 401K Plan). Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Geron 401K Plan also permits us to provide discretionary matching and profit sharing contributions. The Geron 401K Plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us, and income earned on the contributions, are not taxable to employees until withdrawn from the Geron 401K Plan. Our contributions, if any, will be deductible by us when made. At the direction of each participant, the assets of the Geron 401K Plan are invested in any of 14 different investment options.

     In December 2005, 2004 and 2003, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2005, 2004 and 2003 contributions, respectively. The matching contributions are invested in our common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

     Our accrual for matching the 2005 employee contributions under this plan was approximately $681,000, of which $454,000 was fully vested as of December 31, 2005 and $374,000 was recorded as research and development expense and $80,000 was recorded as general and administrative expense. Our accrual for matching the 2004 employee contributions under this plan was approximately $497,000, of which $371,000 was fully vested as of December 31, 2004 and $305,000 was recorded as research and development expense and $66,000 was recorded as general and administrative expense. As of December 31, 2005, $227,000 had been recorded as deferred compensation for the remaining unvested portion of the 2005 matching contribution and will be amortized as compensation expense over the remaining vesting periods. As of December 31, 2005, the remaining deferred compensation for the 2004 match was $63,000 and $10,000 for the 2003 match.

Private Financings

     In April 2005, we sold 740,741 shares of our common stock to investors at a price of $5.40 per share for total gross proceeds of $4,000,000. The shares were offered through a prospectus supplement to an effective universal shelf registration statement. In connection with the sale, we also issued warrants to purchase 370,370 shares with an exercise price of $7.95 per share. The warrants are immediately exercisable for a period of five years from the date of issuance. The fair value of the warrants of $1,610,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost of the financing and resulted in offsetting entries to additional paid-in capital. The purchased shares and the shares underlying the warrant are subject to a two year lock-up which prohibits the sale or other disposition of these shares during the two year lock-up period.

     In November 2004, we sold 6,557,377 shares of our common stock to institutional investors at $6.10 per share resulting in net cash proceeds of approximately $39,919,000. The shares were offered through a prospectus supplement to an effective universal shelf registration statement. In connection with the sale, we also issued warrants to purchase 2,049,180 shares with an exercise price of $6.10 per share with an expiration date in January 2005. We also issued warrants to purchase 2,295,082 shares with an exercise price of $8.62 per share that are exercisable beginning in May 2005 and expire in November 2008. The fair value of the warrants of $12,694,000 was determined using the Black Scholes option-pricing model and was recognized as an issuance cost with an offset to additional paid-in capital. In January 2005, we received cash proceeds of $12,500,000 upon the exercise of warrants to purchase 2,049,180 shares of common stock. As of December 31, 2005, warrants to purchase 2,295,082 shares remained outstanding.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering and Concurrent Warrant Exercise

     In September 2005, we completed an underwritten public offering of 6,900,000 shares of common stock, including 900,000 shares issued pursuant to the exercise by the underwriters of their option to cover over-allotments, at a price of $9.00 per share, resulting in net cash proceeds of approximately $57,985,000. Concurrent with the underwritten public offering, we issued 2,000,000 shares of common stock directly to Merck & Co., Inc. at $9.00 per share, pursuant to the exercise of an outstanding warrant issued to Merck on July 15, 2005. As a result of the concurrent underwritten public offering and exercise of the Merck warrant, and the exercise by the underwriters’ of their option to cover over-allotments, we issued an aggregate of 8,900,000 shares of common stock for total net proceeds of approximately $75,985,000.

13. COLLABORATIVE AGREEMENTS

     In July 2005, we entered into a Research, Development and Commercialization License Agreement with Merck & Co., Inc. We received an upfront non-refundable license payment of $2,500,000 for the grant of an exclusive worldwide license for the use of telomerase in non-dendritic cell cancer vaccines, which is being recognized as license fee revenue over two years on a straight-line basis. We also received $1,000,000 for an exclusive option, to be exercised within two years, to negotiate a separate agreement covering our dendritic cell-based vaccine. We are recognizing revenue from the option payment over the two-year option period on a straight-line basis.

     We and Merck will conduct a joint research and development program to optimize and expedite the demonstration of efficacy and tolerability of a potential telomerase vaccine. The companies formed a Joint Research Committee and a Joint Development Committee to coordinate the research program and clinical development, respectively. Each company will bear all of its own costs related to the research program; Merck will bear all costs of clinical development.

     We also issued to Merck a warrant to purchase $18,000,000 of our common stock at an exercise price equal to the per share price of our next underwritten public offering. Merck fully exercised this warrant concurrently with the closing of our underwritten public offering in September 2005. See Note 12 on the Public Offering and Concurrent Warrant Exercise.

14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

     Because of our history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $17,600,000, $42,700,000 and $17,300,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

     As of December 31, 2005, we had domestic federal net operating loss carryforwards of approximately $286,000,000 expiring at various dates beginning 2006 through 2025, and state net operating loss carryforwards of approximately $99,800,000 expiring at various dates beginning 2006 through 2015, if not utilized. Our foreign net operating loss carryforwards of approximately $25,200,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $10,000,000 expiring at various dates beginning in 2007 through 2024, if not utilized. Our state research and development tax credit carryforwards of approximately $9,700,000 carry forward indefinitely.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Approximately $4,570,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

15. SEGMENT INFORMATION

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

16. STATEMENT OF CASH FLOWS DATA

     Interest expense for the year ended December 31, 2005, 2004 and 2003 was $257,000, $518,000 and $544,000, respectively.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY RESULTS (UNAUDITED)

     Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

18. SUBSEQUENT EVENT

     In January 2006, we awarded 175,514 shares of common stock to employees in lieu of cash for 2005 year-end performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included on page 40 of this Annual Report on Form 10-K.

THOMAS B. OKARMA	DAVID L. GREENWOOD
President and Chief Executive Officer	Executive Vice President
Chief Financial Officer

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 24, 2006, to be filed with the Securities and Exchange Commission (the Proxy Statement).

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning our executive officers is set forth in Part I of this Report.

CODE OF ETHICS

     We have adopted a Code of Conduct with which every person who works for Geron is expected to comply. The Code of Conduct is publicly available on our website under the Investor Relations section at www.geron.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

     Copies of the Code of Conduct will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 230 Constitution Drive, Menlo Park, California, 94025.

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

(3) EXHIBITS.

(12) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on October 15, 2003.

(13) Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3 filed on May 5, 2004.

(14) Incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-3 filed on May 5, 2004.

(15) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on 8-K filed on November 12, 2004.

(16) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(17) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(18) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(19) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on April 22, 2005.

(20) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on April 22, 2005.

(21) Incorporated by reference to Appendix C of the Registrant's Definitive Proxy Statement filed on April 7, 2003.

(22) Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(23) Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement filed on April 15, 2003.

(24) Incorporated by reference to Appendix 2 of the Registrant's Definitive Proxy Statement filed on April 2, 2002.

(25) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1997.

(26) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1997.

(27) Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(28) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(29) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 18, 2002.

(30) Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(31) Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(32) Incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(33) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(34) Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(b) REPORTS ON FORM 8-K

    None

(c) INDEX TO EXHIBITS

    See Exhibits listed under Item 15(a)(3) above.

(d) FINANCIAL STATEMENTS AND SCHEDULES

    The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 28th day of February, 2006.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.2(4)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin Bio-Med Ltd.
4.3(5)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.4(6)	Form of Indenture
4.5(7)	Warrant No. 1 to purchase 300,000 shares of common stock issued by the Registrant to the Purchaser, Mainfield Enterprises, Inc. dated as of April 7, 2003
4.6(8)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the Purchaser, The Riverview Group, LLC dated as of April 7, 2003
4.7(9)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between the Registrant and RGC International Investors, LDC
4.8(10)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.9(11)	Agreement dated October 14, 2003, by and between the Registrant and Mainfield Enterprises, Inc.
4.10(12)	Agreement dated October 14, 2003, by and between the Registrant and The Riverview Group, LLC
4.11(13)	Form of Indenture
4.12(14)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.13(15)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
4.14(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory
4.15(16)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.16(17)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.17(18)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001
4.18(19)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.19(20)	Form of Lock-Up Agreement, issued by the Registrant to certain purchasers, dated April 22, 2005
10.1(21)	Form of Indemnification Agreement
10.2(22)	1992 Stock Option Plan, as amended
10.3(21)	1996 Employee Stock Purchase Plan, as amended
10.4(23)	1996 Directors' Stock Option Plan, as amended

10.5(24)	2002 Equity Incentive Plan
10.6(2)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.7(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.8(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease Management Services, Inc.
10.9(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management Services, Inc.
10.10(25)	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation
10.11(26)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University
10.12(27)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH
10.13(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin Bio-Med Ltd. and the Roslin Institute
10.14(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. and the Roslin Institute
10.15(28)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation
10.16(29)	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation
10.17(30)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.18(31)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.19(32)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.20(33)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.21(34)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.22(35)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.23(36)	Severance Plan, effective January 21, 2003
10.24(37)†	License Agreement Amendment between the Registrant and Transgenomic, Inc., dated June 2, 2003
10.25(38) †	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.
10.26(39)	Lease Termination and Advance Payment Agreement by and between the Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.27(40)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.28(41)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.29(42) †	Joint Venture Agreement dated March 1, 2005 between the Registrant and Biotechnology Research Corporation.
10.30(43) †	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, stART Licensing, Inc. and Exeter Life Sciences, Inc.

(15) Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on 8-K filed on November 12, 2004.

(16) Incorporated by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(17) Incorporated by reference to Exhibit 4.9 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.

(18) Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(19) Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on April 22, 2005.

(20) Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on April 22, 2005.

(21) Incorporated by reference to Appendix C of the Registrant's Definitive Proxy Statement filed on April 7, 2003.

(22) Incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on December 23, 1999.

(23) Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement filed on April 15, 2003.

(24) Incorporated by reference to Appendix 2 of the Registrant's Definitive Proxy Statement filed on April 2, 2002.

(25) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1997.

(26) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1997.

(27) Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K filed on March 31, 1998.

(28) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 filed on September 27, 2001.

(29) Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 18, 2002.

(30) Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(31) Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(32) Incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(33) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(34) Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(35) Incorporated by reference to Exhibit 10.6 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(36) Incorporated by reference to Exhibit 10.8 filed with the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2003.

(37) Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on July 30, 2003.