Form 10-K/A
period 2005-12-31
GERON CORP
filed 2006-04-14
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to __________.

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
Common Stock $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                         Accelerated filer [X]                                          Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]
     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $427,774,691 based upon the closing price of the common stock on June 30, 2005 on The Nasdaq National Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 13, 2006, there were 65,086,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K
Document	Parts
Portions of the Registrant’s definitive proxy statement for the 2006 annual meeting of stockholders
to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year end December 31, 2005	II, III

EXPLANATORY NOTE

Geron Corporation (“Geron”) is filing this Form 10-K/A solely to correct certain formatting errors contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 1, 2006 (the “Original Form 10-K”). Due to technical problems and operator error, CGI North America, the printer and filing agent of Geron (“CGI”), converted certain tables in the Original Form 10-K to an incorrect format in the process of converting the Original Form 10-K to an electronic format suitable for filing with  the Securities and Exchange Commission (the “Formatting Errors”). Other than fixing CGI’s Formatting Errors, Geron has not made any other changes to the Original Form 10-K.

Forward-Looking Statements

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron’s potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron’s intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in “Additional Factors That May Affect Future Results” set forth in Item 1 of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	60	President, Chief Executive Officer and Director
David L. Greenwood	54	Executive Vice President, Chief Financial Officer,
		Treasurer and Secretary
David J. Earp, J.D., Ph.D.	41	Senior Vice President, Business Development and
		Chief Patent Counsel
Jane S. Lebkowski, Ph.D.	50	Senior Vice President, Regenerative Medicine
Calvin B. Harley, Ph.D.	53	Chief Scientific Officer
Melissa A. Kelly Behrs	42	Vice President, Oncology

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

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED
             STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the Nasdaq National Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Stock Market of our common stock for each of the quarters in the years ended December 31, 2005 and 2004 are as follows:

	High	Low
Year ended December 31, 2005
First quarter	$ 9.37	$ 6.11
Second quarter	$ 8.00	$ 5.68
Third quarter	$ 11.74	$ 7.78
Fourth quarter	$ 10.63	$ 8.61
Year ended December 31, 2004
First quarter	$ 11.70	$ 8.21
Second quarter	$ 10.23	$ 7.02
Third quarter	$ 7.85	$ 5.23
Fourth quarter	$ 8.34	$ 6.00

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
	(In thousands, except shares and per share data)
Consolidated Statement of
Operations Data:
Revenues from collaborative
agreements	$290	$—	$72	$566	$3,280
License fees and royalties	5,868	1,053	1,102	682	340
Total revenues	6,158	1,053	1,174	1,248	3,620
Operating expenses:
Research and development	35,080	30,084	25,551	29,822	27,926
Acquired in-process research
technology (1)	—	45,150	—	—	—
General and administrative	8,788	7,104	5,803	7,126	10,713
Total operating expenses	43,868	82,338	31,354	36,948	38,639
Loss from operations	(37,710)	(81,285)	(30,180)	(35,700)	(35,019)
Interest and other income	4,658	1,552	1,810	2,548	5,860
Equity in losses of joint venture	(12)	—	—	—	—
Conversion expense (2)	—	—	(779)	—	(11,910)
Interest and other expense	(464)	(672)	(734)	(756)	(1,004)
Net loss	$(33,528)	$(80,405)	$(29,883)	$(33,908)	$(42,073)
Basic and diluted net loss per share:
Net loss per share	$(0.58)	$(1.79)	$(0.97)	$(1.37)	$(1.90)
Shares used in computing net loss per
share	57,879,725	44,877,627	30,965,330	24,661,733	22,121,833
______________

(1)	In March 2004, we recognized $45.2 million of in-process research technology expense in connection with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.

(2)	In November 2001, we amended the terms of the series D convertible debentures and warrants and converted a portion of the outstanding series D convertible debentures. We recognized $11.9 million as conversion expense related to this amendment and conversion. In May 2003, we modified the terms of the series D convertible debentures and warrants. We recognized $779,000 as conversion expense related to this modification.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Consolidated Balance Sheet
Data:
Cash, restricted cash,
cash equivalents and
marketable securities	$191,003	$120,494	$ 109,780	$ 47,517	$ 79,641
Working capital	186,317	116,319	101,840	41,128	71,395
Total assets	201,243	131,873	118,115	60,669	96,231
Long-term obligations	—	645	1,151	20,515	23,280
Accumulated deficit	(369,599)	(336,071)	(255,666)	(225,783)	(191,875)
Total stockholders’ equity	190,705	122,063	106,324	29,741	61,542

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

     Research and development expenses incurred under each of these programs is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Oncology	$21,898	$17,139	$13,231
hESC Therapies	13,182	12,945	12,320
Total	$35,080	$30,084	$25,551

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

     Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Equipment loans	$55	$55	$—	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	8,794	6,346	1,267	394	787
Total contractual cash obligations	$8,849	$6,401	$1,267	$394	$787
_______________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)	In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

(3)	Research funding is comprised of sponsored research commitments at various academic laboratories around the world, including the Roslin Institute.

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

/S/ Ernst & Young LLP

Palo Alto, California
February 27, 2006

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	shares)
ASSETS
Current assets:
Cash and cash equivalents	$96,633	$9,846
Restricted cash	530	530
Marketable securities	93,840	110,118
Interest and other receivables (including amounts from related parties:
2005-$194, 2004-none)	2,304	1,550
Notes receivable from related parties	—	147
Current portion of prepaid assets	2,338	2,586
Total current assets	195,645	124,777
Noncurrent portion of prepaid assets	1,622	3,212
Equity investments in licensees	331	489
Property and equipment, net	2,754	2,089
Deposits and other assets	514	175
Intangible assets, net	377	1,131
	$201,243	$131,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,906	$2,535
Accrued compensation	2,470	2,024
Accrued liabilities	1,299	822
Current portion of deferred revenue	2,180	477
Current portion of equipment loans	55	146
Current portion of research funding obligation	1,418	2,454
Total current liabilities	9,328	8,458
Noncurrent portion of deferred revenue	1,210	707
Noncurrent portion of equipment loans	—	55
Noncurrent portion of research funding obligation	—	590
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized;
64,829,857 and 52,220,332 shares issued and outstanding at December
31, 2005 and 2004, respectively	65	52
Additional paid-in capital	561,099	458,965
Deferred compensation	(357)	(260)
Accumulated deficit	(369,599)	(336,071)
Accumulated other comprehensive loss	(503)	(623)
Total stockholders’ equity	190,705	122,063
	$201,243	$131,873

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except shares and per share amounts)

Revenues from collaborative agreements (including
amounts from related parties: 2005-$290, 2004-none,
2003-none)	$290	$—	$72
License fees and royalties (including amounts from related
parties: 2005-$4,000, 2004-none, 2003-none)	5,868	1,053	1,102
Total revenues	6,158	1,053	1,174
Operating expenses:
Research and development (including amounts for
related parties: 2005-$290, 2004-none, 2003-none)	35,080	30,084	25,551
Acquired in-process research technology	—	45,150	—
General and administrative	8,788	7,104	5,803
Total operating expenses	43,868	82,338	31,354
Loss from operations	(37,710)	(81,285)	(30,180)
Interest and other income	4,658	1,552	1,810
Equity in losses of joint venture	(12)	—	—
Conversion expense	—	—	(779)
Interest and other expense	(464)	(672)	(734)
Net loss	$(33,528)	$(80,405)	$(29,883)

Basic and diluted net loss per share:

Net loss per share	$(0.58)	$(1.79)	$(0.97)
Shares used in computing net loss per share	57,879,725	44,877,627	30,965,330

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumu- lated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares)
Balances at December 31, 2002	24,766,821	$25	$ 256,097	$ (209)	$ (225,783)	$(389)	$29,741
Net loss	—	—	—	—	(29,883)	—	(29,883)
Net change in unrealized gain (loss) on marketable securities and equity
investments in licensees	—	—	—	—	—	(44)	(44)
Cumulative translation adjustment	—	—	—	—	—	(80)	(80)
Comprehensive loss							(30,007)
Issuance of common stock in connection with private financings, net of
issuance costs of $1,260	4,710,000	5	20,541	—	—	—	20,546
Issuance of common stock in connection with public offering, net of issuance
costs of $10,849	5,750,000	6	64,325	—	—	—	64,331
Conversion of convertible debentures	3,115,068	3	17,089	—	—	—	17,092
Stock-based compensation related to issuance of common stock and options
in exchange for services	289,595	—	1,454	—	—	—	1,454
Issuance of common stock upon exercise of warrants	150,000	—	570	—	—	—	570
Issuance of common stock under employee stock plans, net	382,893	—	2,071	—	—	—	2,071
401(k) contribution	152,365	—	548	—	—	—	548
Deferred compensation related to unvested 401(k) contribution	—	—	—	(105)	—	—	(105)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	83	—	—	83
Balances at December 31, 2003	39,316,742	39	362,695	(231)	(255,666)	(513)	106,324
Net loss	—	—	—	—	(80,405)	—	(80,405)
Net change in unrealized gain (loss) on marketable securities and equity
investments in licensees	—	—	—	—	—	(133)	(133)
Cumulative translation adjustment	—	—	—	—	—	23	23
Comprehensive loss							(80,515)
Issuance of common stock and warrants in connection with private financing,
net of issuance costs of $12,792	6,557,377	7	39,912	—	—	—	39,919
Issuance of common stock in acquisition of technology	5,000,000	5	45,145	—	—	—	45,150
Stock-based compensation related to issuance of common stock and options
in exchange for services and prepaid facility rent	966,666	1	8,865	—	—	—	8,866
Issuance of common stock upon exercise of warrants	50,000	—	200	—	—	—	200
Issuance of common stock under employee stock plans, net	290,051	—	1,749	—	—	—	1,749
401(k) contribution	39,496	—	399	—	—	—	399
Deferred compensation related to unvested 401(k) contribution	—	—	—	(125)	—	—	(125)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	96	—	—	96
Balances at December 31, 2004	52,220,332	52	458,965	(260)	(336,071)	(623)	122,063
Net loss	—	—	—	—	(33,528)	—	(33,528)
Net change in unrealized gain (loss) on marketable securities and equity
investments in licensees	—	—	—	—	—	162	162
Cumulative translation adjustment	—	—	—	—	—	(42)	(42)
Comprehensive loss							(33,408)
Issuance of common stock and warrants in connection with private financing,
net of issuance costs of $1,641	740,741	1	3,967	—	—	—	3,968
Issuance of common stock in connection with public offering, net of issuance
costs of $4,115	6,900,000	7	57,978	—	—	—	57,985
Stock-based compensation related to issuance of common stock and options
in exchange for services	270,095	—	5,735	—	—	—	5,735
Issuance of common stock upon exercise of warrants	4,049,180	4	30,496	—	—	—	30,500
Issuance of common stock under employee stock plans, net	593,265	1	3,462	7	—	—	3,470
401(k) contribution	56,244	—	496	—	—	—	496
Deferred compensation related to unvested 401(k) contribution	—	—	—	(227)	—	—	(227)
Amortization of deferred compensation related to 401(k) contribution	—	—	—	123	—	—	123
Balances at December 31, 2005	64,829,857	$65	$ 561,099	$ (357)	$ (369,599)	$(503)	$190,705

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities
Net loss	$(33,528)	$(80,405)	$(29,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	977	1,121	1,174
Accretion and amortization on investments	1,882	2,794	1,334
Loss on equity investments in licensees	131	240	1
Conversion expense related to modification of series D convertible
debentures and warrants	—	—	777
Amortization of intangible assets, principally research related	754	2,688	2,865
Issuance of common stock in exchange for acquired in-process research
technology	—	45,150	—
Accretion of interest on research funding obligation	245	491	491
Expense related to common stock issued for services rendered	4,716	3,504	227
Amortization of deferred compensation related to 401(k) contributions	130	96	83
Changes in assets and liabilities:
Interest and other receivables	(736)	(404)	(442)
Prepaid assets	2,799	306	1,644
Notes receivable from related parties	147	92	356
Equity investments in licensees	(12)	(308)	—
Deposits and other assets	(339)	56	14
Accounts payable	(629)	1,238	(297)
Accrued compensation	2,022	378	2,153
Accrued liabilities	535	134	696
Deferred revenue	2,206	142	(531)
Research funding payments	(1,871)	(3,261)	(3,640)
Translation adjustment	(42)	23	(84)
Net cash used in operating activities	(20,613)	(25,925)	(23,062)
Cash flows from investing activities
Capital expenditures	(1,642)	(1,526)	(411)
Purchases of marketable securities	(129,305)	(110,210)	(109,033)
Proceeds from maturities of marketable securities	143,695	93,371	53,574
Proceeds from sale of marketable equity investment in licensee	207	201	—
Net cash provided by (used in) investing activities	12,955	(18,164)	(55,870)
Cash flows from financing activities
Payments of obligations under capital leases and equipment loans	(146)	(176)	(367)
Proceeds from issuance of common stock, net of issuance costs	94,591	41,288	87,518
Net cash provided by financing activities	94,445	41,112	87,151
Net increase (decrease) in cash and cash equivalents	86,787	(2,977)	8,219
Cash and cash equivalents, at beginning of year	9,846	12,823	4,604
Cash and cash equivalents, at end of year	$96,633	$9,846	$12,823

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net loss	$(33,528)	$(80,405)	$(29,883)
Deduct:
Stock-based employee expense determined
under SFAS 123	(4,756)	(6,793)	(7,429)
Pro forma net loss	$(38,284)	$(87,198)	$(37,123)
Basic and diluted net loss per share as reported	$(0.58)	$(1.79)	$(0.97)
Basic and diluted pro forma net loss per share	$(0.66)	$(1.94)	$(1.20)

     The fair value of options granted in fiscal years 2005, 2004 and 2003 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility range	0.840 to 0.893	0.904 to 0.992	0.881 to 1.072
Risk-free interest rate range	3.47% to 4.43%	2.37% to 3.72%	1.57% to 3.28%
Expected life	4 yrs to 5 yrs	4 yrs	4 yrs

     The fair value of the Employee Stock Purchase Plan purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility range	0.523 to 0.616	0.567 to 0.580	1.019 to 1.025
Risk-free interest rate range	3.10% to 4.38%	1.59% to 2.47%	0.97% to 1.06%
Expected life	6 mos	6 mos	6 mos

     See Other Recent Accounting Pronouncements for a discussion of SFAS 123R.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

	December 31,
	2005	2004
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity
investments in licensees	$(331)	$(493)
Foreign currency translation adjustments	(172)	(130)
	$(503)	$(623)

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

2. FINANCIAL INSTRUMENTS AND CREDIT RISK

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     Marketable debt securities by security type at December 31, 2005 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$6,807	$—	$—	$6,807
US agency notes	4,734	—	(2)	4,732
Corporate notes	84,319	36	(1)	84,354

	$95,860	$36	$(3)	$95,893
Restricted cash:
Certificate of deposit.	$530	$—	$—	$530

Marketable securities:
Asset-backed securities	$7,124	$—	$(9)	$7,115
Corporate notes (due in less than 1 year)	87,063	—	(338)	86,725
	$94,187	$—	$(347)	$93,840

     Marketable debt securities by security type at December 31, 2004 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$6,236	$—	$—	$6,236
Corporate notes	2,515	—	(3)	2,512
	$8,751	$—	$(3)	$8,748
Restricted cash:
Certificate of deposit.	$530	$—	$—	$530

Marketable securities:
Asset-backed securities	$2,807	$3	$(2)	$2,808
Corporate notes (due in less than 1 year)	82,116	6	(188)	81,934
Corporate notes (due in 1–2 years)	25,502	—	(126)	25,376

	$110,425	$9	$(316)	$110,118

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable debt and equity securities with unrealized losses at December 31, 2005 and 2004 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
As of December 31, 2005:
Asset-backed securities	$7,115	$(9)	$—	$—	$7,115	$(9)
US agency securities	4,732	(2)	—	—	4,732	(2)
Corporate notes	76,710	(248)	22,808	(91)	99,518	(339)
Equity investments in
licensees	—	—	17	(15)	17	(15)
	$88,557	$(259)	$22,825	$(106)	$111,382	$(365)
As of December 31, 2004:
Asset-backed securities	$1,948	$(2)	$—	$—	$1,948	$(2)
Corporate notes	91,002	(317)	—	—	91,002	(317)
Equity investments in
licensees	—	—	41	(183)	41	(183)
	$92,950	$(319)	$41	$(183)	$92,991	$(502)

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

5. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2005	2004
	(In thousands)
Furniture and computer equipment	$2,947	$2,961
Lab equipment	7,344	5,901
Leasehold improvements	5,304	5,218
	15,595	14,080
Less accumulated depreciation and amortization	(12,841)	(11,991)
	$2,754	$2,089

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

     Future minimum principal payments on equipment loans are as follows:

EquipmentLoans
(In thousands)

Year ending December 31:
2006	$55

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Legal expenses	$196	$262
Sponsored research agreements	406	259
Annual report	62	80
Audit fees	117	—
Service provider obligations	293	—
Sales tax	6	52
Other	219	169
	$1,299	$822

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY

Warrants

     Warrants outstanding to purchase our common stock as of December 31, 2005 are detailed as follows:

Issuance Date	Exercise Price	Number of Shares	Exercisable Date	Expiration Date
April 2005	$3.75	470,000	April 2005	April 2015
April 2005	$7.95	370,370	April 2005	April 2010
November 2004	$6.12	25,000	November 2004	November 2009
November 2004	$8.62	2,295,082	May 2005	November 2008
October 2003	$16.15	600,000	October 2003	October 2006
April 2003	$6.34	600,000	April 2003	April 2006
November 2001	$7.50	500,901	November 2001	December 2006
September 2001	$9.07	5,000	September 2001	September 2011
August 2001	$14.60	100,000	August 2001	August 2011
August 2001	$22.56	9,000	August 2001	August 2006
August 2000	$31.69	5,000	August 2000	August 2010
July 2000	$6.75	25,000	July 2000	July 2010
March 2000	$67.09	200,000	March 2000	March 2010
March 2000	$12.50	100,000	March 2000	March 2010
October 1998	$5.78	5,083	October 1998	October 2008
August 1997	$6.75	25,000	August 1997	August 2007
		5,335,436

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

     Aggregate option activity for the 1992 Plan, 2002 Plan and the Directors’ Stock Option Plan is as follows:

	Shares Available For Grant	Outstanding Options			Weighted Average Exercise rice
		Number of Shares	Price Per Share
Balance at December 31, 2002	3,470,321	6,308,677	$0.82 –	$41.13	$8.82
Additional shares authorized	1,496,767	—		$—	$—
Options granted	(977,470)	977,470	$1.83 –	$10.01	$5.46
Options exercised	—	(356,864)	$0.82 –	$14.32	$5.58
Options forfeited	809,803	(809,803)	$3.76 –	$30.63	$10.72

1992 Plan options expired	(519,883)	—		$—	$—
Balance at December 31, 2003	4,279,538	6,119,480	$0.82 –	$41.13	$8.22

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding Options
	Shares Available For Grant	Number of Shares	Price Per Share		Weighted Average Exercise Price
Additional shares authorized	1,582,836	—		$—	$—
Options granted	(1,048,882)	1,048,882	$5.69 –	$11.65	$7.51
Awards granted	(63,129)	—		$—	$—
Options exercised	—	(220,982)	$0.82 –	$10.10	$4.99
Options forfeited	380,110	(380,110)	$1.88 –	$29.75	$9.25
1992 Plan options expired	(207,867)	—		$—	$—
Balance at December 31, 2004	4,922,606	6,567,270	$0.82 –	$41.13	$8.15
Additional Shares Authorized	2,000,000	—		$—	$—
Options granted	(1,793,117)	1,793,117	$6.39 –	$10.89	$6.70
Awards granted	(157,199)	—		$—	$—
Options exercised	—	(431,236)	$0.82 –	$8.60	$4.81
Options forfeited	142,444	(142,444)	$3.76 –	$15.13	$9.46
1992 Plan options expired	(67,278)	—		$—	$—
Balance at December 31, 2005	5,047,456	7,786,707	$1.02 –	$41.13	$7.98

     Information about stock options outstanding as of December 31, 2005 is as follows:

		Options Outstanding
	Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$1.02 –	$5.08	2,426,769	$4.41	5.47
$5.69 –	$7.56	2,632,257	$6.78	8.78
$7.77 –	$12.18	1,946,806	$9.82	5.29
$12.29 –	$41.12	780,875	$18.53	5.07
$1.02 –	$41.12	7,786,707	$7.98	6.50

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

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2005 is as follows:

Outstanding stock options	7,786,707
Options available for grant	5,047,456
Employee stock purchase plan	312,498
Warrants outstanding	5,335,436
Total	18,482,097

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

14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

	2005	2004
	(In thousands)
Net operating loss carryforwards	$110,500	$95,100
Purchased technology	16,200	17,100
Research credits	16,500	13,200
Capitalized research and development	9,800	8,400
License fees	2,700	2,700
Other — net	2,800	4,400
Total deferred tax assets	158,500	140,900
Valuation allowance for deferred tax assets	(158,500)	(140,900)
Net deferred tax assets	$—	$—

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

16. STATEMENT OF CASH FLOWS DATA

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Supplementary information:
Interest paid	$11	$26	$53
Supplementary investing and financing activities:
Cash in transit	$18	$—	$—
Conversion of convertible debentures	$—	$—	$16,510
Issuance of warrants to purchase common stock and common
stock issued for prior year services	$1,019	$1,917	$1,227
Issuance of common stock for prepaid facility rent	$—	$3,446	$—
Unrealized gain (loss) on equity investments	$168	$221	$37
Net unrealized gain (loss) on available-for-sale securities	$(6)	$(354)	$(81)
Issuance of common stock for 401(k) contribution and year
end bonus	$1,803	$978	$548
Deferred compensation on 401(k) contribution	$(227)	$(125)	$(105)

     Interest expense for the year ended December 31, 2005, 2004 and 2003 was $257,000, $518,000 and $544,000, respectively.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2005
Revenues	$59	$4,671	$673	$755
Operating expenses	10,422	8,568	13,594	11,284
Net loss	(9,688)	(3,082)	(11,862)	(8,896)
Basic and diluted net loss per share	$(0.18)	$(0.06)	$(0.21)	$(0.14)
Year Ended December 31, 2004
Revenues	$248	$366	$101	$338
Operating expenses	52,259	9,534	10,576	9,969
Net loss	(51,683)	(8,945)	(10,302)	(9,475)
Basic and diluted net loss per share	$(1.28)	$(0.20)	$(0.23)	$(0.20)

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
Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as
Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
Preferred Shares as Exhibit C
4.4(6)	Form of Indenture
4.5(7)	Warrant No. 1 to purchase 300,000 shares of common stock issued by the Registrant to the
Purchaser, Mainfield Enterprises, Inc. dated as of April 7, 2003
4.6(8)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the
Purchaser, The Riverview Group, LLC dated as of April 7, 2003
4.7(9)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between the Registrant and RGC International Investors, LDC
4.8(10)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.9(11)	Agreement dated October 14, 2003, by and between the Registrant and Mainfield
Enterprises, Inc.
4.10(12)	Agreement dated October 14, 2003, by and between the Registrant and The Riverview
Group, LLC
4.11(13)	Form of Indenture
4.12(14)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.13(15)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
4.14(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor
Laboratory

4.15(16)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.16(17)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.17(18)	Common Stock Warrant Agreement issued by the Registrant to University Technology
Corporation, dated as of August 30, 2001

4.18(19)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005

4.19(20)	Form of Lock-Up Agreement, issued by the Registrant to certain purchasers, dated
April 22, 2005

10.1(21)	Form of Indemnification Agreement

10.2(22)	1992 Stock Option Plan, as amended

10.3(21)	1996 Employee Stock Purchase Plan, as amended

10.4(23)	1996 Directors’ Stock Option Plan, as amended

10.5(24)	2002 Equity Incentive Plan

10.6(2)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of
Texas Southwestern Medical Center at Dallas

10.7(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the
Regents of the University of California

10.8(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease
Management Services, Inc.

10.9(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease
Management Services, Inc.

10.10(25)	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation

10.11(26)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins
University

10.12(27)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH

10.13(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin
Bio-Med Ltd. and the Roslin Institute

10.14(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. and the
Roslin Institute

10.15(28)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation

10.16(29)	License Agreement dated as of January 8, 2002, by and between the Registrant and
Wisconsin Alumni Research Foundation

10.17(30)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003

10.18(31)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003

10.19(32)	Employment agreement between Registrant and David Earp, dated January 21, 2003

10.20(33)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003

10.21(34)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003

10.22(35)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003

10.23(36)	Severance Plan, effective January 21, 2003

10.24(37)†	License Agreement Amendment between the Registrant and Transgenomic, Inc., dated June 2, 2003

10.25(38) †	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix
Bioscience, Inc.

10.26(39)	Lease Termination and Advance Payment Agreement by and between the Registrant and
David D. Bohannon Organization and Bohannon Development Company,
dated March 23, 2004

10.27(40)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon
Organization, dated March 23, 2004
10.28(41)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.29(42) †	Joint Venture Agreement dated March 1, 2005 between the Registrant and Biotechnology
Research Corporation.
10.30(43) †	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, stART
Licensing, Inc. and Exeter Life Sciences, Inc.
10.31(44) †	Contribution and License Agreement dated April 5, 2005 between the Registrant, stART
Licensing, Inc. and Exeter Life Sciences, Inc.
10.32(45) †	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.
14.1(46)	Code of Conduct
21.1(47)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
____________
†	Certain portions of this Exhibit have been omitted for which confidential treatment has been
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
May 18, 1999.

(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
July 23, 2001.

(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(7)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on
April 8, 2003.

(8)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on
April 8, 2003.

(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
May 27, 2003.

(10)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on
May 27, 2003.

(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
October 15, 2003.

(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2003.

(13)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(14)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on November 12, 2004.

(16)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(17)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(18)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(19)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(20)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(21)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.

(22)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.

(23)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.

(24)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.

(25)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(26)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.

(27)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(29)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.

(30)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(31)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(32)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(33)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(34)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(35)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(36)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(37)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3
filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.

(39)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(40)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(41)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(43)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(44)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(45)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(46)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on
February 27, 2004.

(47)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(b) REPORTS ON FORM 8-K

    None

(c) INDEX TO EXHIBITS

    See Exhibits listed under Item 15(a)(3) above.

(d) FINANCIAL STATEMENTS AND SCHEDULES

    The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 14th day of April, 2006.

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

Signature		Title	Date
/s/ THOMAS B. OKARMA		President, Chief Executive Officer and Director	April 14, 2006
THOMAS B. OKARMA		(Principal Executive Officer)

/s/ DAVID L. GREENWOOD		Executive Vice President, Chief Financial Officer,	April 14, 2006
DAVID L. GREENWOOD		Treasurer and Secretary
(Principal Financial and Accounting Officer)

*		Director	April 14, 2006
ALEXANDER E. BARKAS

*		Director	April 14, 2006
EDWARD V. FRITZKY

*		Director	April 14, 2006
CHARLES J. HOMCY

*		Director	April 14, 2006
THOMAS D. KILEY

*		Director	April 14, 2006
JOHN P. WALKER

*		Director	April 14, 2006
PATRICK J. ZENNER

* By:	/s/ DAVID L. GREENWOOD
DAVID L. GREENWOOD
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(2)	Form of Common Stock Certificate
4.2(4)	Registration Rights Agreement, dated April 30, 1999, by and among the Registrant and each of the Shareholders of Roslin Bio-Med Ltd.
4.3(5)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock
Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as
Exhibit C
4.4(6)	Form of Indenture
4.5(7)	Warrant No. 1 to purchase 300,000 shares of common stock issued by the Registrant to the
Purchaser, Mainfield Enterprises, Inc. dated as of April 7, 2003
4.6(8)	Warrant No. 2 to purchase 300,000 shares of common stock issued by Registrant to the
Purchaser, The Riverview Group, LLC dated as of April 7, 2003
4.7(9)	Amendment No. 2 to Registration Rights Agreement dated as of May 23, 2003, by and between the Registrant and RGC International Investors, LDC
4.8(10)	Amended and Restated Series D-2 Stock Purchase Warrant, dated as of May 23, 2003
4.9(11)	Agreement dated October 14, 2003, by and between the Registrant and Mainfield Enterprises,
Inc.
4.10(12)	Agreement dated October 14, 2003, by and between the Registrant and The Riverview Group,
LLC
4.11(13)	Form of Indenture
4.12(14)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.13(15)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers
4.14(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor
Laboratory
4.15(16)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor,
Eve M. Patton dated March 9, 2000
4.16(17)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor,
Eve M. Patton dated March 9, 2000
4.17(18)	Common Stock Warrant Agreement issued by the Registrant to University Technology
Corporation, dated as of August 30, 2001
4.18(19)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.19(20)	Form of Lock-Up Agreement, issued by the Registrant to certain purchasers, dated April 22,
2005
10.1(21)	Form of Indemnification Agreement
10.2(22)	1992 Stock Option Plan, as amended
10.3(21)	1996 Employee Stock Purchase Plan, as amended
10.4(23)	1996 Directors’ Stock Option Plan, as amended

10.5(24)	2002 Equity Incentive Plan
10.6(2)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of
Texas Southwestern Medical Center at Dallas
10.7(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.8(2)	Equipment Financing Agreement dated January 5, 1992 between the Registrant and Lease
Management Services, Inc.
10.9(2)	Master Lease Agreement dated January 5, 1993 between the Registrant and Lease Management
Services, Inc.
10.10(25)	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and
University Technology Corporation
10.11(26)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins
University
10.12(27)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH
10.13(1)†	Research and License Agreement dated May 3, 1999 by and between the Registrant, Roslin
Bio-Med Ltd. and the Roslin Institute
10.14(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. and the
Roslin Institute
10.15(28)	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation
10.16(29)	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin
Alumni Research Foundation
10.17(30)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.18(31)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.19(32)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.20(33)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.21(34)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.22(35)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.23(36)	Severance Plan, effective January 21, 2003
10.24(37)†	License Agreement Amendment between the Registrant and Transgenomic, Inc., dated June
2, 2003
10.25(38) †	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix
Bioscience, Inc.
10.26(39)	Lease Termination and Advance Payment Agreement by and between the Registrant and David
D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.27(40)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon
Organization, dated March 23, 2004
10.28(41)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.29(42) †	Joint Venture Agreement dated March 1, 2005 between the Registrant and Biotechnology
Research Corporation.
10.30(43) †	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, stART
Licensing, Inc. and Exeter Life Sciences, Inc.

10.31(44) †	Contribution and License Agreement dated April 5, 2005 between the Registrant, stART
Licensing, Inc. and Exeter Life Sciences, Inc.
10.32(45) †	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.
14.1(46)	Code of Conduct
21.1(47)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2006
____________
†	Certain portions of this Exhibit have been omitted for which confidential treatment has been
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
May 18, 1999.
(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
July 23, 2001.
(6)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(7)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on
April 8, 2003.
(8)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on
April 8, 2003.
(9)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
May 27, 2003.
(10)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on
May 27, 2003.
(11)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on
October 15, 2003.
(12)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on
October 15, 2003.
(13)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(14)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on
November 12, 2004.

(16)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on
May 15, 2000.

(17)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on
May 15, 2000.

(18)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(19)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on
April 22, 2005.

(20)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on
April 22, 2005.

(21)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on
April 7, 2003.

(22)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8
filed on December 23, 1999.

(23)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on
April 15, 2003.

(24)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on
April 2, 2002.

(25)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly
Report on Form 10-Q filed on May 13, 1997.

(26)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly
Report on Form 10-Q filed on November 14, 1997.

(27)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(29)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on
January 18, 2002.

(30)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(31)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(32)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(33)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(34)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(35)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(36)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(37)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3
filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.

(39)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(40)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(41)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3
filed on March 29, 2004.

(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(43)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(44)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(45)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(46)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on
February 27, 2004.

(47)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.