Form 10-Q
period 2006-03-31
GERON CORP
filed 2006-04-28
CIK 886744

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____ .

                         COMMISSION FILE NUMBER: 0-20859

                                -----------------

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

               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT: N/A


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes |X|        No [ ]


    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]  Accelerated Filer [X]   Non-Accelerated Filer [_]


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [_]        No [X]


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class:                         Outstanding at April 21, 2006:
      Common Stock, $0.001 par value                  65,915,722 shares


================================================================================

                                GERON CORPORATION

                                      INDEX



                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION
Item 1:  Condensed Consolidated Financial Statements                           3
   Condensed Consolidated Balance Sheets as of March 31, 2006 and
    December 31, 2005                                                          3
   Condensed Consolidated Statements of Operations for the three months
    ended March 31, 2006 and 2005                                              4
   Condensed Consolidated Statements of Cash Flows for the three months
    ended March 31, 2006 and 2005                                              5
   Notes to Condensed Consolidated Financial Statements                        6
Item 2:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16
Item 3:  Quantitative and Qualitative Disclosures About Market Risk           21
Item 4:  Controls and Procedures                                              22

                           PART II. OTHER INFORMATION
Item 1:  Legal Proceedings                                                    23
Item 1A: Risk Factors                                                         23
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          37
Item 3:  Defaults upon Senior Securities                                      37
Item 4:  Submission of Matters to a Vote of Security Holders                  37
Item 5:  Other Information                                                    37
Item 6:  Exhibits                                                             37

SIGNATURE                                                                     38

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GERON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                     MARCH 31,      DECEMBER 31,
                                                       2006             2005
                                                   -------------   -------------
                                                    (UNAUDITED)     (SEE NOTE 1)
                                                   -------------   -------------

                      ASSETS
Current assets:
  Cash and cash equivalents....................... $     80,405    $     96,633
  Restricted cash.................................          530             530
  Marketable securities...........................      103,277          93,840
  Interest and other receivables (including
   amounts from related parties: 2006-$249,
   2005-$194).....................................        2,147           2,304
  Current portion of prepaid assets...............        3,042           2,338
                                                   -------------   -------------
     Total current assets.........................      189,401         195,645
Noncurrent portion of prepaid assets..............        1,261           1,622
Equity investments in licensees and joint ventures          220             331
Property and equipment, net.......................        2,613           2,754
Deposits and other assets.........................          634             514
Intangible assets.................................          188             377
                                                   -------------   -------------
                                                   $    194,317    $    201,243
                                                   =============   =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................ $      1,706    $      1,906
  Accrued compensation............................          706           2,470
  Accrued liabilities.............................        1,051           1,299
  Current portion of deferred revenue.............        1,965           2,180
  Current portion of equipment loans..............           28              55
  Current portion of research funding obligation..        1,403           1,418
                                                   -------------   -------------
     Total current liabilities....................        6,859           9,328
Noncurrent portion of deferred revenue............          954           1,210
Commitments
Stockholders' equity:
  Common stock....................................           65              65
  Additional paid-in capital......................      565,849         561,099
  Deferred compensation...........................         (324)           (357)
  Accumulated deficit.............................     (378,609)       (369,599)
  Accumulated other comprehensive loss............         (477)           (503)
                                                   -------------   -------------
     Total stockholders' equity...................      186,504         190,705
                                                   -------------   -------------
                                                   $    194,317    $    201,243
                                                   =============   =============


                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -----------------------------
                                                        2006            2005
                                                   -------------   -------------

Revenues from collaborative agreements (including
 amounts from related parties: 2006-$55,
 2005-none)....................................... $         55    $         --
License fees and royalties........................          528              59
                                                   -------------   -------------
   Total revenues.................................          583              59

Operating expenses:
   Research and development (including amounts
    from related parties: 2006-$55, 2005-none)....        9,363           6,473
   General and administrative.....................        2,082           3,949
                                                   -------------   -------------
      Total operating expenses....................       11,445          10,422
                                                   -------------   -------------
Loss from operations..............................      (10,862)        (10,363)
Interest and other income.........................        1,892             847
Interest and other expense........................          (40)           (172)
                                                   -------------   -------------
Net loss.......................................... $     (9,010)   $     (9,688)
                                                   =============   =============

Basic and diluted net loss per share.............. $      (0.14)   $      (0.18)
                                                   =============   =============

Weighted average shares used in computing basic
 and diluted net loss per share...................   65,088,861      54,175,184
                                                   =============   =============


                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -----------------------------
                                                        2006            2005
                                                   -------------   -------------

Cash flows from operating activities:
  Net loss........................................ $     (9,010)   $     (9,688)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................          268             240
    Accretion and amortization on investments.....          239             584
    Issuance of common stock and warrants in
     exchange for services by non-employees.......          726           2,725
    Stock-based compensation for options to
     employees and directors......................          746              --
    Stock-based compensation for stock grants to
     employees....................................          216              --
    Accretion of interest on research funding
     obligation...................................           --             123
    Amortization of deferred compensation.........           33              53
    Realized loss (gain) on equity investments
     in licensees.................................          119              (3)
    Amortization of intangible assets,
     principally research related.................          189             189
  Changes in assets and liabilities:
    Other current and noncurrent assets...........          150             204
    Other current and noncurrent liabilities......         (510)         (1,085)
    Accrued research funding obligation...........          (15)           (871)
    Translation adjustment........................            2             (27)
                                                   -------------   -------------
Net cash used in operating activities.............       (6,847)         (7,556)
Cash flows from investing activities:
  Capital expenditures............................         (127)           (126)
  Purchases of marketable securities..............      (23,102)        (32,010)
  Proceeds from maturities of marketable
   securities.....................................       13,442          24,357
                                                   -------------   -------------
Net cash used in investing activities.............       (9,787)         (7,779)
Cash flows from financing activities:
  Payments of obligations under equipment loans...          (27)            (44)
  Proceeds from issuances of common stock, net
   of issuance costs..............................          433             563
  Proceeds from exercise of warrants..............           --          12,500
                                                   -------------   -------------
Net cash provided by financing activities.........          406          13,019
                                                   -------------   -------------
Net decrease in cash and cash equivalents.........      (16,228)         (2,316)
Cash and cash equivalents at the beginning of
 the period.......................................       96,633           9,846
                                                   -------------   -------------
Cash and cash equivalents at the end of the
 period........................................... $     80,405    $      7,530
                                                   =============   =============


                             See accompanying notes.

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The terms "Geron", the "Company", "we" and "us" as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2006 and condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements at that date.

Principles of Consolidation

    The consolidated financial statements include the accounts of Geron and our one wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of this subsidiary at rates of exchange at the balance sheet date. We translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

    FASB Interpretation No. 46-R (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," as amended, provides guidance on the identification, classification and accounting of variable interest entities. We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and therefore have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

    Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings (loss) per share would include any dilutive effect of options and warrants.

    A reconciliation of shares used in calculation of basic and diluted net loss per share follows:

                                                     Three Months Ended
                                               -------------------------------
                                               March 31, 2006   March 31, 2005
                                               --------------   --------------
                                                   (In thousands, except per
                                                         share amounts)

Net loss....................................   $      (9,010)   $      (9,688)
                                               ==============   ==============
Basic and diluted net loss per common
 share......................................   $       (0.14)   $       (0.18)
                                               --------------   --------------
Weighted average shares of common stock
 outstanding used in computing basic and
 diluted net loss per common share..........      65,088,861       54,175,184
                                               ==============   ==============

    Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,070,837

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

shares and 1,454,626 shares for 2006 and 2005, respectively, related to common stock equivalents not included above (as determined using the treasury stock method at an average market price during the period).

Use of Estimates

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include corporate notes in United States corporations and asset-backed securities with original maturities ranging from one to 19 months.

    We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2006 and 2005. Dividend and interest income are recognized when earned.

Revenue Recognition

    We recognize revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. The principles and guidance outlined in EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables," provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

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

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

Restricted Cash

    As of March 31, 2006 and December 31, 2005, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

Marketable and Non-Marketable Equity Investments in Licensees and Joint Ventures

    Investments in non-marketable nonpublic companies are carried at the lower of cost or net realizable value. Investments in marketable equity securities are carried at the market value as of the balance sheet date. For marketable equity securities, unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders' equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

    We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company's ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We recognized impairment charges of $119,000 and none for the three months ended March 31, 2006 and 2005, respectively, related to other-than-temporary declines in fair values of our non-marketable equity investments. As of March 31, 2006 and December 31, 2005, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $195,000 and $314,000, respectively.

Derivative Financial Instruments

    Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For the three months ended March 31, 2006 and 2005, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

Intangible Asset and Research Funding Obligation

    In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest was accreted to the value of the research funding obligation and recognized as interest expense through April 2005. The remaining obligation as of March 31, 2006 was $1,403,000.

Research and Development Expenses

      All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs and vaccines, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

    We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," as amended. Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required by SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

    We implemented the provisions of SFAS 123R using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with this method, for awards expected to vest, we began recognizing compensation expense on a straight-line basis for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and following the expense attribution method elected originally upon the adoption of SFAS 123. Results for prior periods have not been adjusted retrospectively.

    During the quarter ended March 31, 2006, we recognized stock-based compensation expense of $746,000 related to employee and director stock options and ESPP purchases. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the quarter ended March 31, 2006, since we reported an operating loss. There was no stock-based compensation expense related to employee and director stock options and ESPP purchases recognized during the quarter ended March 31, 2005. The implementation of SFAS 123R increased basic and fully diluted net loss per share by $0.01 for the quarter ended March 31, 2006. The implementation of SFAS 123R did not have an impact on cash flows from operations or financing activities for the quarter ended March 31, 2006.

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

    We used the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock-based awards which was also used for valuing stock-based awards for pro forma information required under SFAS 123. For additional information, see Note 2 on Stockholders' Equity. The determination of fair value for stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee exercise behaviors. Option-pricing models have been developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, existing valuation models may not provide an accurate measure of the fair value of our stock-based awards. Although the fair value of our stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

    On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alterative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

    We continue to apply the provisions of EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty's performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the awards in our consolidated statements of operations.

Comprehensive Loss

    Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders' equity which are excluded from net loss.

    The components of accumulated other comprehensive loss are as follows:

                                                       March 31,    December 31,
                                                          2006          2005
                                                     ------------   ------------
                                                           (In thousands)
Unrealized holding loss on available-for-sale
 securities and marketable equity investments......  $      (307)   $      (331)
Foreign currency translation adjustments...........         (170)          (172)
                                                     ------------   ------------
                                                     $      (477)   $      (503)
                                                     ============   ============

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

2. STOCKHOLDERS' EQUITY

Issuances of Common Stock

    In January 2006, we awarded 175,514 shares of common stock to employees in lieu of cash for 2005 year-end performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2005. In March 2006, we recognized approximately $216,000 in stock-based compensation expense related to stock grants in connection with recruitment of employees.

    In March 2006, we issued 113,895 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Cambrex is manufacturing certain products for our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. For the three months ended March 31, 2006, $526,000 had been amortized to research and development expense.

Stock-Based Compensation

Stock Option Program Descriptions
---------------------------------

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

2002 Equity Incentive Plan

    In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of March 31, 2006, we had reserved 11,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

    Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. For the three months ended March 31, 2006 and 2005, we did not repurchase any shares, in accordance with these repurchase rights. As of March 31, 2006, no shares outstanding were subject to repurchase.

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

Directors' Stock Option Plan

    In July 1996, we adopted the 1996 Directors' Stock Option Plan (Directors' Option Plan) and reserved an aggregate of 250,000 shares of common stock for issuance thereunder. In May 1999, the stockholders approved an amendment to increase the number of authorized shares to 500,000 shares of common stock. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 1,000,000 shares of common stock. As of March 31, 2006, 930,000 options have been granted under the Directors' Option Plan. The Directors' Option Plan provides that each person who becomes a non-employee director after the effective date of the Directors' Option Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director's service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the Directors' Option Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option will be for 30,000 shares of common stock. Finally, we grant an option to purchase 2,500 shares to each non-employee director upon such director's appointment to the Audit Committee or Compensation Committee of the Board of Directors, on the date of each Annual Meeting during the director's service on such committee (Committee Service Option).

    The Directors' Option Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the Directors' Option Plan remain exercisable for up to 90 days following the optionee's termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

    The exercise price of all stock options granted under the Directors' Option Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the Directors' Option Plan have a term of ten years.

Employee Stock Purchase Plan

    In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase
Plan) and reserved an aggregate of 300,000 shares of common stock for issuance thereunder. In May 2003, the stockholders approved an amendment to increase the number of authorized shares to 600,000 shares of common stock. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase our common stock. An employee may not make additional payments into such account or increase the withholding percentage during the offering period.

    The Purchase Plan is comprised of a series of offering periods, each with a maximum duration (not to exceed 12 months) with new offering periods commencing on January 1 and July 1 of each year. The date an employee enters the offering period will be designated his or her entry date for purposes of that offering period. An employee may only participate in one offering period at a time. Approximately 36% of the eligible employees participate in the Purchase Plan as of March 31, 2006.

    The purchase price per share at which common stock is purchased by the employee on each purchase date within the offering period is equal to 85% of the lower of (i) the fair market value per share of Geron common stock on the employee's entry date into that offering period or (ii) the fair market value per share of common stock on that purchase date. If the fair market value of Geron common stock on the purchase date is less than the fair market value at the beginning of the offering period, a new 12 month offering period will automatically begin on the first business day following the purchase date with a new fair market value.

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

    Approximately 287,000 shares have been issued under the Purchase Plan as of March 31, 2006 and December 31, 2005. As of March 31, 2006, 312,498 shares were available for issuance under the Purchase Plan.

Option Activity
---------------

    Aggregate option activity for the 1992 Plan, 2002 Plan and the Directors' Stock Option Plan is as follows:

                                                                        Outstanding Options
                                                 -------------------------------------------------------------------

                                      Shares         Number         Weighted     Weighted Average
                                     Available         of            Average        Remaining          Aggregate
                                     For Grant       Shares      Exercise Price  Contractual Life   Intrinsic Value
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005.......  5,047,456     7,786,707       $     7.98           6.5          $ 15,279,360
  Additional shares authorized.....  2,000,000            --       $       --
  Options granted..................    (82,948)       82,948       $     8.31
  Awards granted...................   (200,514)           --       $       --
  Options exercised................         --       (90,759)      $     4.90                        $   (361,283)
  Options forfeited................    100,125      (100,125)      $    12.74
  1992 Plan options expired........    (29,116)           --       $       --
                                    -----------   -----------
Balance at March 31, 2006..........  6,835,003     7,678,771       $     7.96           6.3          $ 13,135,211
                                    ===========   ===========

Options Exercisable
 at March 31, 2006.................                5,654,314       $     8.40           5.5          $  9,677,739
                                                  ===========

    The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron's closing stock price of $8.31 as of March 31, 2006, which would have been received from the option holders had all the option holders exercised their options as of that date.

Valuation and Expense Information Under SFAS 123R

    On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated grant-date fair values. The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases under SFAS 123R for the three months ended March 31, 2006 which was allocated as follows:

                                                            Three Months Ended
                                                              March 31, 2006
                                                          ----------------------
                                                              (In Thousands)

Research and development.................................     $        456
General and administrative...............................              290
                                                              -------------
Stock-based compensation expense included in
 operating expenses......................................     $        746
                                                              =============

    The fair value of options granted during the three months ended March 31, 2006 and 2005 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                     2006             2005
                                                ---------------  ---------------
Dividend yield.................................      None             None
Expected volatility range......................     0.824            0.893
Risk-free interest rate range.................. 4.28% to 4.60%   3.48% to 4.08%
Expected term..................................     5 yrs            4 yrs

    The fair value of employees' purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                     2006             2005
                                                ---------------  ---------------
Dividend yield.................................      None             None
Expected volatility range...................... 0.381 to 0.471       0.617
Risk-free interest rate........................ 4.81% to 4.82%        3.10%
Expected term..................................   6 - 12 mos         6 mos

    Expected volatilities are based on historical volatilities of our stock since no traded options on Geron stock have maturities greater than three months. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees' purchase rights is equal to the offering period. The risk free rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is generally four years.

     As stock-based compensation expense recognized in the consolidated statements of operations for the quarter ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $5.66 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the three months ended March 31, 2006 was $2.60 per share.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006
--------------------------------------------------------------

     Prior to January 1, 2006, Geron followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the quarter ended March 31, 2005 if the fair value recognition provisions of SFAS 123 had been applied to stock-based awards using the Black Scholes option-pricing model. The assumptions used to value the employee stock options and employees' purchase rights are listed above.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. We accounted for forfeitures as they occurred. If we had recognized the expense of stock-based awards to employees and directors in our consolidated statements of operations, additional paid-in capital would have increased by the corresponding amount. Pro forma information previously reported during periods prior to the adoption of SFAS 123R was as follows (in thousands, except for per share data).

                                GERON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                                                 Three Months
                                                                Ended March 31,
                                                                     2005
                                                                -------------
(In thousands, except per share amounts)
Reported net loss...........................................    $     (9,688)
Deduct:
  Stock-based employee expense determined under SFAS 123....          (1,040)
                                                                -------------
Pro forma net loss..........................................    $    (10,728)
                                                                =============
Basic and diluted net loss per share as reported............    $      (0.18)
                                                                =============
Basic and diluted pro forma net loss per share..............    $      (0.20)
                                                                =============

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the three months ended March 31, 2005 was $5.45 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the three months ended March 31, 2005 was $2.33 per share.

3. SEGMENT INFORMATION

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, we have viewed our operations as principally one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

4. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                    (In Thousands)                           2006        2005
--------------------------------------------------------  ----------  ----------
                                                               (Unaudited)
Supplemental Operating, Investing and Financing
 Activities:
Net unrealized gain (loss) on equity investments in
 licensees..............................................  $       8   $     (20)
Cash in transit from options............................  $     (18)  $      --
Net unrealized gain (loss) on marketable securities.....  $      16   $    (232)
Shares issued for 401(k) matching contribution and
 performance bonus......................................  $   2,173   $   1,803
Shares or warrants issued for services..................  $     474   $      --

5. SUBSEQUENT EVENT

    In April 2006, we received cash proceeds of $3,804,000 upon the exercise of warrants to purchase 600,000 shares of common stock. The warrants were issued to institutional investors in connection with the financing announced in April 2003 and had an expiration date of April 7, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading "Additional Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in Part II, Item 1A, entitled
"Risk Factors" and elsewhere in this Form 10-Q.

    The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

    During the first quarter ended March 31, 2006, Geron implemented a new critical accounting policy regarding equity-based compensation which is described below. We believe that there have been no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2006 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K/A for the year ended
December 31, 2005.

Valuation of Equity-Based Compensation

    On January 1, 2006, we began accounting for stock-based awards under the provisions of SFAS 123R using the modified prospective transition method. Under SFAS 123R, we are required to measure and recognize compensation expense for all stock-based awards to our employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan
(ESPP) based on estimated fair values. We estimated the fair value of stock options and ESPP shares using the Black Scholes option-pricing model. Option-pricing model assumptions such as expected volatility, risk-free interest rate and estimated term impact the fair value estimate. Further, estimated forfeiture rate impacts the amount of aggregate compensation recognized during the period. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

    Expected volatilities are based on historical volatilities of our stock since no traded options on Geron stock have maturities greater than three months. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we reviewed actual historical exercise and cancellation data and the remaining outstanding options not yet exercised nor cancelled. The expected term of employees' purchase rights is equal to the offering period. The risk free rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeitures were estimated based on historical experience and will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

    Prior to the implementation of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," which amended Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation." Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using the Black Scholes option-pricing model.

    Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $746,000. There was no stock-based compensation expense recognized for the three months ended March 31, 2005 related to employee stock options and ESPP purchases. As of March 31, 2006, total compensation cost related to unvested stock options not yet recognized was $5.9 million which is expected to be recognized over the next 15 months on a weighted-average basis.

    If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

Revenues

    We recognized revenues from collaborative agreements of $55,000 for the three months ended March 31, 2006, compared to no revenues for the comparable period in 2005. The revenues in 2006 represent the related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd., for scientific research services which began in April 2005.

    We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $471,000 for the three months ended March 31, 2006 compared to $47,000 for the comparable 2005 period related to our various agreements. The overall increase in license fee revenue was primarily due to revenue recognized from the collaboration agreement with Merck & Co., Inc. signed in July 2005. Also, we received royalties of $58,000 for the three months ended March 31, 2006, compared to $12,000 for the comparable 2005 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $1.7 million for the remainder of 2006, $1.0 million in 2007, $59,000 in 2008, $47,000 in 2009 and $79,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

Research and Development Expenses

    Research and development expenses were $9.4 million for the three months ended March 31, 2006, compared to $6.5 million for the comparable 2005 period. The overall increase in 2006 compared to 2005 was primarily due to an increase of $1.4 million for increased personnel-related expenses, including $456,000 for stock-based compensation expense associated with stock options and $1.4 million in increased scientific supplies, including contract manufacturing costs for the telomerase vaccine. We expect research and development expenses to increase in the next year as we incur expenses related to manufacturing and testing of our telomerase inhibitor drug, GRN163L, continue clinical trials of our telomerase cancer vaccine and continue development of our human embryonic stem cell (hESC) programs.

    Our research and development activities can be divided into two major categories of related programs, oncology and hESC therapies. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. For our telomerase inhibition program, we completed a series of animal toxicology and preclinical efficacy studies of GRN163L in 2005. Currently three sites have been designated as patient enrollment centers for the Phase 1-2 clinical trial in patients with chronic lymphocytic leukemia. In April 2006, we initiated clinical testing of GRN163L in patients with solid tumor malignancies at one site. An investigator-sponsored Phase 1-2 clinical trial at Duke University Medical Center (Duke) using our therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer has been completed. Study results showed no treatment-related adverse effects to date and positive specific immune responses to telomerase. We currently are conducting additional Phase 1-2 studies in patients with prostate cancer, hematologic malignancies and renal carcinoma at Duke. We have transferred the vaccine manufacturing process in-house for further optimization and transfer to a contract manufacturer. At the conclusion of these activities, we plan to file a company IND with the FDA for clinical trials in one or more cancer types.

    Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to culture and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models of human disease. In four of these cell types, we have preliminary results suggesting efficacy as evidenced by functional improvements or engraftment of the cells in the treated animals. After completion of these studies, and assuming continued success, we expect to begin Phase 1-2 clinical trials, most likely for the treatment of acute spinal cord injury.

    Research and development expenses allocated to programs are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2006        2005
                                                          ----------  ----------
                                                               (Unaudited)

Oncology................................................  $   5,276   $   3,486
hESC Therapies..........................................      4,087       2,987
                                                          ----------  ----------
   Total................................................  $   9,363   $   6,473
                                                          ==========  ==========

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

    For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled "Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products" and "Entry into clinical trials with one or more product candidates may not result in any commercially viable products" in Part II, Item 1A entitled "Risk Factors," and elsewhere in this Form 10-Q.

General and Administrative Expenses

    General and administrative expenses were $2.1 million for the three months ended March 31, 2006, compared to $3.9 million for the comparable 2005 period. In 2005, we recognized $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in connection with the Hong Kong joint venture. In 2006, we recognized $290,000 of stock-based compensation expense associated with stock options. We currently anticipate general and administrative expenses to remain consistent with current levels.

Interest and Other Income

    Interest income was $1.9 million for the three months ended March 31, 2006, compared to $839,000 for the comparable 2005 period. The increase in interest income for 2006 compared to 2005 was due to higher cash and investment balances as a result of proceeds received from the public offering in 2005 and higher interest rates. Interest earned in future periods will depend on future funding and prevailing interest rates.

Interest and Other Expense

    Interest and other expense was $40,000 for the three months ended March 31, 2006, compared to $172,000 for the comparable 2005 period. The decrease in interest and other expense for 2006 compared to 2005 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation.

Net Loss

    Net loss was $9.0 million for the three months ended March 31, 2006, compared to $9.7 million for the comparable 2005 period. Net loss for 2006 decreased over the comparable 2005 period as a result of increased license revenue and interest income which partially offset higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, restricted cash, cash equivalents and marketable securities at March 31, 2006 totaled $184.2 million compared to $191.0 million at December 31, 2005. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2006 was due to the use of cash for operations.

    Cash Flows from Operating Activities. Net cash used in operations was $6.8 million for the three months ended March 31, 2006 compared to $7.6 million for the comparable 2005 period. The decrease in net cash used for operations in 2006 was primarily the result of decreased net loss from operations.

    Cash Flows from Investing Activities. Net cash used in investing activities was $9.8 million for the three months ended March 31, 2006, compared $7.8 million for the comparable 2005 period. The increase in cash used in investing activities reflected net purchases of marketable securities.

    Through March 31, 2006, we have invested approximately $15.6 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility are expected to total $28,000 for the remainder of 2006. As of March 31, 2006, we had approximately $1.4 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires in November 2006. We intend to renew the commitment for new equipment financing facilities in 2006 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

    Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2006 was $406,000 compared to $13.0 million for the comparable 2005 period. In 2005, we received $12.5 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in November 2004.

    As of March 31, 2006, our contractual obligations for the next five years and thereafter are as follows:


                                                                  Principal Payments Due by Period
                                                       ----------------------------------------------------------
                                                                   Less Than                             After
              Contractual Obligations (1)                 Total      1 Year     1-3 Years   4-5 Years   5 Years
----------------------------------------------------   ----------  ----------  ----------  ----------  ----------
                                                                       (Amounts in thousands)

Equipment loans.....................................   $      28   $      28   $      --   $      --   $      --
Operating leases (2)................................          --          --          --          --          --
Research funding (3)................................      13,172       7,921       4,070         394         787
                                                       ----------  ----------  ----------  ----------  ----------
   Total contractual cash obligations...............   $  13,200   $   7,949   $   4,070   $     394   $     787
                                                       ==========  ==========  ==========  ==========  ==========
------------

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

    Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with four financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate notes, asset-backed securities and commercial paper. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment, thereby reducing credit risk concentrations.

    Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2006 was $182.7 million. These investments include $79.4 million of cash equivalents which are due in less than 90 days, $94.4 million of short-term investments which are due in less than one year and $8.9 million of asset-backed securities which have varying maturity dates. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily commercial paper, corporate notes, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure related to interest rates.

    Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2006, there was an immaterial currency exchange impact from our intercompany transactions. However, our financial obligations to the Roslin Institute are stated in British pounds sterling over the next quarter. This obligation may become more expensive for us if the United States dollar becomes weaker against the British pounds sterling. As of March 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

    (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

    Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q. Any of these risks could materially adversely affect our business, operating results and financial condition.

OUR BUSINESS IS AT AN EARLY STAGE OF DEVELOPMENT.

    Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. One of our product candidates, a telomerase therapeutic cancer vaccine, is being studied in a Phase 1-2 clinical trial being conducted by an academic institution. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia and solid tumor malignancies. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

     o    succeed in our research and development efforts;

     o    select therapeutic compounds or cell therapies for development;

     o    obtain required regulatory approvals;

     o    manufacture product candidates; and

     o collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES, AND CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

    We have incurred operating losses every year since our operations began in 1990. As of March 31, 2006, our accumulated deficit was approximately $378.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     o    the magnitude and scope of our research and development programs;

     o the progress we make in our research and development programs and in preclinical development and clinical trials;

     o our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

     o    the number and type of product candidates that we pursue;

     o    the time and costs involved in obtaining regulatory approvals; and

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

     o diminish any competitive advantages that we or our collaborators may attain; or

     o adversely affect our ability to receive royalties and generate revenues and profits.

    Even if we commit the necessary time and resources, the required regulatory agency approvals may not be obtained for any product candidates developed by us or in collaboration with us. If we obtain regulatory agency approval for a new product, this approval may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product.

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

     o    distribution.

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

     o clinical trials may not demonstrate the safety and efficacy of our product candidates;

     o completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

     o we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

     o we may not be able to manufacture our product candidates economically on a commercial scale;

     o we and any licensees of ours may not be able to successfully market our products;

     o physicians may not prescribe our product candidates, or patients or third party payors may not accept such product candidates;

     o others may have proprietary rights which prevent us from marketing our products; and

     o    competitors may sell similar, superior or lower-cost products.

    With respect to our telomerase cancer vaccine product candidate, our clinical testing has been limited to early-stage testing for a small number of patients. The results of this testing may not be indicative of successful outcomes in later stage trials. We have begun clinical testing for our Phase 1-2 clinical trial of our telomerase inhibitor compound, GRN163L. This is the first clinical trial for this product and no results have been received. We have not commenced clinical testing for any other product candidate.

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

    Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

     o harming our ability to establish critical partnerships and collaborations;

     o    delaying or preventing progress in our research and development; and

     o    causing a decrease in the price of our stock.

IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY ADVERSELY AFFECT THE VALUE OF OUR TECHNOLOGIES AND PRODUCT CANDIDATES AND LIMIT OUR ABILITY TO PURSUE THEIR DEVELOPMENT.

    Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. In the event that we are unsuccessful in obtaining and enforcing patents, our business would be negatively inpacted. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us.

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

    The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004 we were party to two interferences declared by the U.S. Patent Office at our request. These interferences involved two of our pending applications relating to nuclear transfer technology and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology, Inc. (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights to this technology and to facilitate licensing to companies wishing to utilize this technology in animal cloning. The Board of Patent Appeals and Interferences issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron's pending claims. These judgments effectively invalidated the two U. Mass patents. Both judgments have been appealed by ACT in the U.S. District Court for the District of Columbia. We have also filed requests for interference with other U. Mass patents in the same field. As in any legal proceeding, the outcome of these interferences and the appeals is uncertain. In March 2002, an interference was declared involving one of our nuclear transfer patent applications and a patent application held by Infigen Inc. That interference was resolved in 2004 with a final judgment in our favor; that judgment was not appealed.

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

     o    conduct research and development activities in conjunction with us;

     o design and conduct advanced clinical trials in the event that we reach clinical trials;

     o    fund research and development activities with us;

     o    manage and license certain patent rights;

     o    pay us fees upon the achievement of milestones; and

     o market with us any commercial products that result from our collaborations or joint ventures.

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

    Our product candidates and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

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

    Historically, our stock price has been extremely volatile. Between January 1998 and March 2006, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and March 31, 2006, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

     o    the demand in the market for our common stock;

     o    the experimental nature of our product candidates;

     o    fluctuations in our operating results;

     o market conditions relating to the biopharmaceutical and pharmaceutical industries;

     o announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

     o announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

     o    comments by securities analysts;

     o    general market conditions;

     o    political developments related to human embryonic stem cell research;

     o    public concern with respect to our product candidates; or

     o the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

    Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2006, we had 100,000,000 shares of common stock authorized for issuance and 65,315,146 shares of common stock outstanding. In addition, as of March 31, 2006, we have reserved for future issuance approximately 21,125,513 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS; THIS MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK AND THE VOTING RIGHTS OF HOLDERS OF OUR COMMON STOCK.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

    In March 2006, we issued 113,895 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Cambrex is manufacturing certain products for our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. For the three months ended March 31, 2006, $526,000 had been amortized to research and development expense.

    We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Cambrex represented to us that it was an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

Exhibit
Number                               Description
---------     ------------------------------------------------------------------
  31.1        Certification of Chief Executive Officer pursuant to Form of Rule
              13a-14(a), as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GERON CORPORATION

                                          By: /s/ DAVID L. GREENWOOD
                                              ------------------------
                                              David L. Greenwood
                                              Executive Vice President and Chief
                                              Financial Officer (Duly Authorized
                                              Signatory)

Date: April 28, 2006

                                  EXHIBIT INDEX


Exhibit
Number                               Description
---------     ------------------------------------------------------------------
  31.1        Certification of Chief Executive Officer pursuant to Form of Rule
              13a-14(a), as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.

  32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2006.