Form 10-Q
period 2006-06-30
GERON CORP
filed 2006-07-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large Accelerated Filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2006:
Common Stock, $0.001 par value	66,160,032 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,875	$96,633
Restricted cash	530	530
Marketable securities	112,276	93,840
Interest and other receivables (including amounts from related parties: 2006-$153, 2005-$194)	1,883	2,304
Current portion of prepaid assets	2,810	2,338
Total current assets	186,374	195,645
Noncurrent portion of prepaid assets	735	1,622
Equity investments in licensees and joint ventures	217	331
Property and equipment, net	2,623	2,754
Deposits and other assets	640	514
Intangible assets	—	377
	$190,589	$201,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,572	$1,906
Accrued compensation	1,082	2,470
Accrued liabilities	1,160	1,299
Current portion of deferred revenue	1,737	2,180
Current portion of equipment loans	—	55
Current portion of research funding obligation	—	1,418
Total current liabilities	5,551	9,328
Noncurrent portion of deferred revenue	698	1,210
Commitments
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	572,881	561,099
Deferred compensation	(275)	(357)
Accumulated deficit	(387,866)	(369,599)
Accumulated other comprehensive loss	(466)	(503)
Total stockholders’ equity	184,340	190,705
	$190,589	$201,243

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues from collaborative agreements (including amounts from related parties: three months - 2006-$98; 2005-$51; six months - 2006-$153; 2005-$51)	$111	$51	$166	$51
License fees and royalties	675	4,620	1,203	4,679
Total revenues	786	4,671	1,369	4,730

Operating expenses:
Research and development (including amounts for related parties: three months - 2006-$98; 2005-$51; six months - 2006-$153; 2005-$51)	9,326	6,824	18,689	13,297
General and administrative	2,868	1,744	4,950	5,693
Total operating expenses	12,194	8,568	23,639	18,990
Loss from operations	(11,408)	(3,897)	(22,270)	(14,260)

Interest and other income	2,189	998	4,081	1,845
Equity in losses in joint venture	—	(12)	—	(12)
Interest and other expense	(38)	(171)	(78)	(343)
Net loss	$(9,257)	$(3,082)	$(18,267)	$(12,770)

Basic and diluted net loss per share	$(0.14)	$(0.06)	$(0.28)	$(0.23)

Weighted average shares used in computing basic and diluted net loss per share	65,932,548	55,301,745	65,510,704	54,738,464

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,267)	$(12,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	473
Accretion and amortization on investments	96	1,204
Gain on sale of fixed asset	(16)	—
Issuance of common stock and warrants in exchange for services by non-employees	1,276	3,030
Stock-based compensation for options to employees and directors	2,327	—
Stock-based compensation for stock grants to employees	216	—
Accretion of interest on research funding obligation	—	245
Amortization of deferred compensation	82	80
Realized loss (gain) on equity investments in licensees	119	(55)
Amortization of intangible assets, principally research related	377	377
Changes in assets and liabilities:
Other current and noncurrent assets	1,901	534
Other current and noncurrent liabilities	(643)	(440)
Accrued research funding obligation	(1,418)	(1,595)
Translation adjustment	(8)	(37)
Net cash used in operating activities	(13,406)	(8,954)
Cash flows from investing activities:
Restricted cash transfer	—	(375)
Proceeds from sale of fixed asset	16	—
Capital expenditures	(421)	(471)
Purchases of marketable securities	(56,667)	(66,786)
Proceeds from sales of equity investments in licensees	—	207
Proceeds from maturities of marketable securities	38,175	71,127
Net cash (used in)/provided by investing activities	(18,897)	3,702
Cash flows from financing activities:
Payments of obligations under equipment loans	(55)	(89)
Proceeds from issuances of common stock, net of issuance costs	796	4,604
Proceeds from exercise of warrants	3,804	12,500
Net cash provided by financing activities	4,545	17,015
Net (decrease)/increase in cash and cash equivalents	(27,758)	11,763
Cash and cash equivalents at the beginning of the period	96,633	9,846
Cash and cash equivalents at the end of the period	$68,875	$21,609
See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2006 and condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,672,851 shares and 1,586,544 shares for 2006 and 2005, respectively, related to common stock equivalents not included above (as determined using the treasury stock method at an average market price during the period).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned.

We review our available-for-sale securities to identify and evaluate investments that have indications of possible impairment. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the three and six months ended June 30, 2006 and 2005. We have determined that the gross unrealized losses of $306,000 on our available-for-sale securities as of June 30, 2006 are primarily due to a decrease in the fair values of our fixed rate debt securities as a result of increases in interest rates and are temporary in nature.

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
JUNE 30, 2006
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

Restricted Cash

As of June 30, 2006 and December 31, 2005, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

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

We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We recognized impairment charges of none and $119,000 for the three and six months ended June 30, 2006, respectively, related to other-than-temporary declines in fair values of our non-marketable equity investments. No impairment charges were recognized for the three and six months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $195,000 and $314,000, respectively.

Derivative Financial Instruments

Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, Ltd., our international subsidiary, satisfies its financial obligations almost exclusively in its local currency. For the three and six months ended June 30, 2006 and 2005, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

Intangible Asset and Research Funding Obligation

In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. No additional funding was committed. Imputed interest was accreted to the value of the research funding obligation and recognized as interest expense through April 2005. As of June 30, 2006, the entire research funding commitment has been paid and the intangible asset has been fully amortized.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs and vaccines, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, clinical trial expenses and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” as amended. Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required by SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

During the three and six months ended June 30, 2006, we recognized stock-based compensation expense of $1,581,000 and $2,327,000, respectively, related to employee and director stock options and ESPP purchases. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the three and six months ended June 30, 2006, since we reported an operating loss. There was no stock-based compensation expense related to employee and director stock options and ESPP purchases recognized during the three and six months ended June 30, 2005. For the six months ended June 30, 2006, the implementation of SFAS 123R increased loss from operations and net loss by $2,327,000 and basic and fully diluted net loss per share by $0.04. The implementation of SFAS 123R did not have an impact on cash flows from operations or financing activities for the six months ended June 30, 2006.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

We used the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock-based awards which was also used for valuing stock-based awards for pro forma information required under SFAS 123. For additional information, see Note  2 on Stockholders’ Equity. The determination of fair value for stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee exercise behaviors. Option-pricing models have been developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, existing valuation models may not provide an accurate measure of the fair value of our stock-based awards. Although the fair value of our stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alterative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months of 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(9,257)	$(3,082)	$(18,267)	$(12,770)
Change in unrealized gains (losses) on securities available-for-sale and marketable equity securities	21	182	45	(70)
Change in foreign currency translation adjustments	(10)	(11)	(8)	(38)
Other comprehensive loss	$(9,246)	$(2,911)	$(18,230)	$(12,878)

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
The components of accumulated other comprehensive loss are as follows:
	June 30, 2006	December 31, 2005
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(286)	$(331)
Foreign currency translation adjustments	(180)	(172)
	$(466)	$(503)

2. STOCKHOLDERS’ EQUITY

Issuances of Common Stock

In May 2006, we issued 134,048 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) under a services agreement related to our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2006, $709,000 remained as a prepaid asset.

Warrants Exercised

In April 2006, we received cash proceeds of $3,804,000 upon the exercise of warrants to purchase 600,000 shares of common stock. The warrants were issued to institutional investors in connection with the financing announced in April 2003 and had an expiration date of April 7, 2006.

Stock-Based Compensation

Stock Option Program Descriptions

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

2002 Equity Incentive Plan

In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of June 30, 2006, we had reserved 11,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. For the three and six months ended June 30, 2006 and 2005, we did not repurchase any shares, in accordance with these repurchase rights. As of June 30, 2006, no shares outstanding were subject to repurchase.

1996 Directors’ Stock Option Plan

The 1996 Directors’ Stock Option Plan (1996 Directors Plan) expired in June 2006 and no further option grants can be made from the 1996 Directors Plan. The options granted under the 1996 Directors Plan were nonstatutory stock options and expired no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally were 100% vested upon grant, except for options granted upon first appointment to the Board of Directors (“First Option”). The First Option vested annually over three years upon each anniversary date of appointment to the Board. The options issued pursuant to the 1996 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

2006 Directors’ Stock Option Plan

In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of June 30, 2006, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. As of June 30, 2006, 80,000 options have been granted under the 2006 Directors Plan. The 2006 Directors Plan provides that each person who becomes a non-employee director after the effective date of the 2006 Directors Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the 2006 Directors Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option is for 40,000 shares of common stock. We grant an option to purchase 2,500 shares to each non-employee director (other than the Chairmen of such committees) on the date of each Annual Meeting during the director’s service on the Audit Committee, Nominating Committee or Compensation Committee (Committee Service Option). The Committee Service Option for the Chairman of the Audit Committee is for 10,000 shares of common stock and the Nominating and Compensation Committee Chairmen each receive an option to purchase 5,000 shares of common stock.

The 2006 Directors Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the 2006 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

The exercise price of all stock options granted under the 2006 Directors Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the 2006 Directors Plan have a term of ten years.

Employee Stock Purchase Plan

In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of June 30, 2006, we had reserved an aggregate of 600,000 shares of common stock for issuance under the Purchase Plan. Approximately 304,000 and 287,000 shares have been issued under the Purchase Plan as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, 296,231 shares were available for issuance under the Purchase Plan.

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

The purchase price per share at which common stock is purchased by the employee on each purchase date within the offering period is equal to 85% of the lower of (i) the fair market value per share of Geron common stock on the employee’s entry date into that offering period or (ii) the fair market value per share of common stock on that purchase date. If the fair market value of Geron common stock on the purchase date is less than the fair market value at the beginning of the offering period, a new 12 month offering period will automatically begin on the first business day following the purchase date with a new fair market value.

Option Activity

Aggregate option activity for the 1992 Plan, 2002 Plan, the 1996 Directors Plan, and the 2006 Directors Plan is as follows:
		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2005	5,047,456	7,786,707	$7.98	6.5	$6,901
Additional shares authorized	4,500,000	—	$—
Options granted	(1,499,058)	1,499,058	$6.77
Awards granted	(209,563)	—	$—
Options exercised	—	(165,827)	$4.46
Options forfeited	275,007	(275,007)	$10.08
Options expired	(74,335)	—	$—
Balance at June 30, 2006	8,039,507	8,844,931	$7.78	6.6	$6,756

Options exercisable at June 30, 2006		5,976,874	$8.26	5.5	$5,566

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $6.90 as of June 30, 2006, which would have been received from the option holders had all the option holders exercised their options as of that date.

Valuation and Expense Information Under SFAS 123R

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated grant-date fair values. The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2006 which was allocated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In Thousands)
Research and development	$517	$973
General and administrative	1,064	1,354
Stock-based compensation expense included in operating expenses	$1,581	$2,327

The fair value of options granted during the six months ended June 30, 2006 and 2005 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2006	2005
Dividend yield	None	None
Expected volatility range	0.814 to 0.824	0.893 to 0.883
Risk-free interest rate range	3.48% to 5.14%	3.48% to 4.08%
Expected term	5 yrs	4 yrs

The fair value of employees’ purchase rights during the six months ended June 30, 2006 and 2005 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Dividend yield	None	None
Expected volatility range	0.381 to 0.460	0.5242
Risk-free interest rate range	4.81% to 5.27%	3.10% to 3.31%
Expected term	6 - 12 mos	6 mos

Expected volatilities are based on historical volatilities of our stock since no traded options on Geron stock have maturities greater than three months. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the offering period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is generally four years.

As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the six months ended June 30, 2006 was $4.60 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the six months ended June 30, 2006 was $2.60 per share.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, Geron followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the fair value recognition provisions of SFAS 123 had been applied to stock-based awards using the Black Scholes option-pricing model. The assumptions used to value the employee stock options and employees’ purchase rights are listed above.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. We accounted for forfeitures as they occurred. If we had recognized the expense of stock-based awards to employees and directors in our consolidated statements of operations, additional paid-in capital would have increased by the corresponding amount. Pro forma information previously reported during periods prior to the adoption of SFAS 123R was as follows.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
(In thousands, except per share amounts)
Reported net loss	$(3,082)	$(12,770)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,528)	(2,669)
Pro forma net loss	$(4,610)	$(15,439)
Basic and diluted net loss per share as reported	$(0.06)	$(0.23)
Basic and diluted pro forma net loss per share	$(0.08)	$(0.28)

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the six months ended June 30, 2005 was $4.26 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the six months ended June 30, 2005 was $2.52 per share.

3. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our executive management team represents our chief decision maker, as defined under SFAS 131. To date, we have viewed our operations as principally one reporting segment. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
4. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Six Months Ended June 30,
(In Thousands)	2006	2005
	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized gain (loss) on equity investments in licensees	$5	$(23)
Cash in transit from options	$8	$—
Net unrealized gain (loss) on marketable securities	$40	$(48)
Shares issued for 401(k) matching contribution and performance bonus	$2,173	$1,803
Shares or warrants issued for services	$1,183	$666

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Additional Factors that May Affect Future Results” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, in Part II, Item 1A, entitled “Risk Factors” and elsewhere in this Form 10-Q.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

Geron is a Menlo Park, California based biopharmaceutical company that is developing and intends to commercialize first-in-class therapeutic products for the treatment of cancer and degenerative diseases, including spinal cord injury, heart failure, diabetes and HIV/AIDS. The products are based on Geron’s core expertise in telomerase and human embryonic stem cells.

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

During the three and six months ended June 30, 2006, Geron implemented a new critical accounting policy regarding equity-based compensation which is described below. We believe that there have been no other significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2006 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Expected volatilities are based on historical volatilities of our stock since no traded options on Geron stock have maturities greater than three months. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we reviewed actual historical exercise and cancellation data and the remaining outstanding options not yet exercised nor cancelled. The expected term of employees’ purchase rights is equal to the offering period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeitures were estimated based on historical experience and will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

Prior to the implementation of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations for stock options granted to employees and directors because the exercise price of the stock options equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using the Black Scholes option-pricing model.

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations for 2006 and 2005.

Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 were $1.6 million and $2.3 million, respectively. There was no stock-based compensation expense recognized for the three months and six months ended June 30, 2005 related to employee stock options and ESPP purchases. As of June 30, 2006, total compensation cost related to unvested stock options not yet recognized was $8.8 million which is expected to be recognized over the next 18 months on a weighted-average basis.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

Revenues

Revenues from collaborative agreements were $111,000 and $166,000 for the three and six months ended June 30, 2006, respectively, compared to $51,000 for the comparable 2005 periods. Revenues in 2006 primarily reflect the related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT) for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Revenues in 2005 reflect only our related party reimbursements from TAT.

We have entered into license agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $662,000 and $1.1 million for the three and six months ended June 30, 2006, respectively, compared to $4.6 million and $4.7 million for the comparable 2005 periods related to our various agreements. In April 2005, we recognized $4.0 million in license fee revenue in conjunction with the transfer of nuclear transfer intellectual property rights for use in animal cloning to the new joint venture, stART Licensing, Inc. We received royalties of $13,000 and $71,000 for the three and six months ended June 30, 2006, respectively, compared to $26,000 and $39,000 for the comparable 2005 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $1.1 million for the remainder of 2006, $1.2 million in 2007, $59,000 in 2008, $47,000 in 2009 and $80,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

Research and Development Expenses

Research and development expenses were $9.3 million and $18.7 million for the three and six months ended June 30, 2006, respectively, compared to $6.8 million and $13.3 million for the comparable 2005 periods. The increase for the 2006 second quarter compared to the 2005 second quarter is primarily due to increased personnel-related expense of $985,000, including $517,000 for stock-based compensation expense associated with stock options, increased scientific supplies expense of $655,000, including contract manufacturing costs for our telomerase cancer vaccine and higher preclinical and toxicology study expenses of $368,000 for GRNOPC1, our hESC-derived oligodendrocyte progenitor cells for the treatment of acute spinal cord injury. Research and development expense increased in 2006 compared to 2005 as a result of higher personnel-related expenses of $2.4 million, including $973,000 for stock-based compensation expense associated with stock options, increased scientific supplies of $2.1 million, including manufacturing costs for our telomerase cancer vaccine, and increased costs of $656,000 for preclinical studies of GRNOPC1 and clinical studies of GRN163L. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials of our telomerase inhibitor, GRN163L, clinical trials of our telomerase cancer vaccine and continued development of our human embryonic stem cell (hESC) programs.

Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Currently four sites have been designated as patient enrollment centers for the Phase 1-2 clinical trial of GRN163L in patients with chronic lymphocytic leukemia. In April 2006, we initiated clinical testing of GRN163L in patients with solid tumor malignancies at one site. An investigator-sponsored Phase 1-2 clinical trial at Duke University Medical Center (Duke) using our therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer has been completed. We have transferred the vaccine manufacturing process from Duke to Geron for further optimization and transfer to a contract manufacturer.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to culture and scale up undifferentiated hESCs and differentiate them into therapeutically relevant cells. We are now testing six different therapeutic cell types in animal models of human disease. After completion of these studies, and assuming continued success, we expect to begin Phase 1-2 clinical trials.

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)

Oncology	$5,051	$3,542	$10,327	$7,029
hESC Therapies	4,275	3,282	8,362	6,268
Total	$9,326	$6,824	$18,689	$13,297

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

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our potential products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA/BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot provide assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more product candidates may not result in any commercially viable products” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $5.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.7 million and $5.7 million for the comparable 2005 periods. The increase in general and administrative expenses for the 2006 second quarter compared to the 2005 second quarter was primarily due to stock-based compensation expense recognized for stock options to employees and directors of $1.1 million. The decrease in general and administrative expenses for 2006 compared to 2005 is the net result of valuation of a consultant warrant issued in March 2005 and the recognition of stock-based compensation expense for options in 2006. We expect general and administrative expenses to remain consistent with current levels.

Interest and Other Income and Equity in Losses of Joint Venture

Interest income was $2.2 million and $4.1 million for the three and six months ended June 30, 2006, respectively, compared to $934,000 and $1.8 million for the comparable 2005 periods. The increase in interest income for 2006 compared to 2005 was due to higher cash and investment balances as a result of proceeds received from the public offering in September 2005 and higher interest rates. Interest earned in future periods will depend on future funding and prevailing interest rates.

We also recognized $64,000 of other income for the three and six months ended June 30, 2005, respectively, related to the sale of equity investments in licensees. No such sales occurred in the comparable periods in 2006.

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

Interest and Other Expense

Interest and other expense was $38,000 and $78,000 for the three and six months ended June 30, 2006, respectively, compared to $171,000 and $343,000 for the comparable 2005 periods. The decrease in interest and other expense for 2006 compared to 2005 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation.

Net Loss

Net loss was $9.3 million and $18.3 million for the three and six months ended June 30, 2006, respectively, compared to $3.1 million and $12.8 million for the comparable 2005 periods. Net loss for the second quarter of 2006 increased compared to the comparable 2005 period as a result of increased operating costs and reduced license fee revenue. Overall net loss for 2006 increased over the comparable 2005 period primarily due to increased operating expenses for the clinical development of GRN163L and GRNVAC1 and reduced license fee revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2006 totaled $181.7 million compared to $191.0 million at December 31, 2005. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2006 was due to the use of cash for operations.

Cash Flows from Operating Activities. Net cash used in operations was $13.4 million for the six months ended June 30, 2006 compared to $9.0 million for the comparable 2005 period. The increase in net cash used for operations in 2006 was primarily the result of increased net operating loss.

Cash Flows from Investing Activities. Net cash used in investing activities was $18.9 million for the six months ended June 30, 2006, compared to net cash provided by investing activities of $3.7 million for the comparable 2005 period. The decrease in net cash provided by investing activities in 2006 compared to 2005 reflected increased purchases of marketable securities.

Through June 30, 2006, we have invested approximately $15.8 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. No payments are due under the equipment financing facilities for the remainder of 2006. As of June 30, 2006, we had approximately $1.4 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires in November 2006. We intend to renew the commitment for new equipment financing facilities in 2006 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2006 was $4.5 million, compared to $17.0 million for the comparable 2005 period. The decrease in net cash provided by financing activities was primarily due to reduced proceeds received from the exercise of warrants issued to institutional investors.

As of June 30, 2006, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Operating leases (2)	$—	$—	$—	$—	$—
Research funding (3)	7,101	1,481	4,439	394	787
Total contractual cash obligations	$7,101	$1,481	$4,439	$394	$787
____________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

(2)
In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including our Hong Kong joint venture.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2006 was $180.5 million. These investments include $68.3 million of cash equivalents which are due in less than 90 days, $106.0 million of short-term investments which are due in less than one year and $6.2 million in long-term investments which are due in one to two years. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, primarily commercial paper, corporate notes, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure related to interest rates.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2006, there was an immaterial currency exchange impact from our intercompany transactions. Our financial obligation to the Roslin Institute has been fully paid as of June 30, 2006 and we do not hold any other obligations that require foreign currency payment. As of June 30, 2006, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. One of our product candidates, a telomerase therapeutic cancer vaccine, has been studied in a Phase 1-2 clinical trial being conducted by an academic institution. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia and solid tumor malignancies. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

•	succeed in our research and development efforts;

•	select therapeutic compounds or cell therapies for development;

•	obtain required regulatory approvals;

•	manufacture product candidates; and

•	collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

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

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2006, our accumulated deficit was approximately $387.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources. Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the United States or other countries. Biological drugs and non-biological drugs are rigorously regulated. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the Food and Drug Administration (FDA) in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies. We may never obtain regulatory approval to market our product candidates.

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

Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

•	manufacturing;

•	advertising and promoting;

•	selling and marketing;

•	labeling; and

•	distribution.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•	recall or seizure of products;

•	injunction against manufacture, distribution, sales and marketing; and

•	criminal prosecution.

The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

Entry into clinical trials with one or more product candidates may not result in any commercially viable products.

We may never generate revenues from product sales because of a variety of risks inherent in our business, including the following risks:

•	clinical trials may not demonstrate the safety and efficacy of our product candidates;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•	we may not be able to obtain regulatory approval of our products, or may experience delays in obtaining such approvals;

•	we may not be able to manufacture our product candidates economically on a commercial scale;

•	we and any licensees of ours may not be able to successfully market our products;

•	physicians may not prescribe our product candidates, or patients or third party payors may not accept such product candidates;

•	others may have proprietary rights which prevent us from marketing our products; and

•	competitors may sell similar, superior or lower-cost products.

With respect to our telomerase cancer vaccine product candidate, our clinical testing has been limited to early-stage testing for a small number of patients. The results of this testing may not be indicative of successful outcomes in later stage trials. We have begun clinical testing for our Phase 1-2 clinical trial of our telomerase inhibitor compound, GRN163L. This is the first clinical trial for this product. We have not commenced clinical testing for any other product candidate.

Restrictions on the use of human embryonic stem cells, political commentary and the ethical and social implications of research involving human embryonic stem cells could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to human embryonic stem cells may become the subject of adverse commentary or publicity, which could significantly harm the market price for our common stock.

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

In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics will monitor stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, affect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

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

Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we are involved in two patent oppositions before the European Patent Office (“EPO”) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company Gem Vax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and has announced plans to begin phase 3 clinical trials. Pharmexa obtained a European patent with claims to the use of telomerase peptides for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (“OD”) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims. Pharmexa has appealed that decision to the Technical Board of Appeal (“TBA”), seeking restoration of the original claims, while Geron has cross-appealed, seeking revocation of all the claims. In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. The OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. Geron will appeal that decision to the TBA.

We are also seeking to obtain parallel patent coverage through the filing of a divisional patent application with the EPO. The appeals in each of these cases will likely take a minimum of 12 months, and possibly considerably longer. These oppositions reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also involved in other patent oppositions in Europe, Australia and New Zealand, both as the opposing party and the party whose patent is being opposed. Successful challenges to our patents through opposition proceedings could result in a loss of patent rights in the relevant jurisdiction(s). If we are unsuccessful in the oppositions we bring against the patents of other parties, we may be subject to litigation, or otherwise prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. As more groups become engaged in scientific research and product development in the areas of telomerase biology and/or embryonic stem cells, the risk of our patents being challenged through patent oppositions may increase.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Cell Genesys is principally responsible for developing oncolytic virus therapeutics utilizing the telomerase promoter and Roche is responsible for developing cancer diagnostics using our telomerase technology. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with collaborators and joint venture partners, we may rely significantly on these parties to, among other activities:

•	conduct research and development activities in conjunction with us;

•	design and conduct advanced clinical trials in the event that we reach clinical trials;

•	fund research and development activities with us;

•	manage and license certain patent rights;

•	pay us fees upon the achievement of milestones; and

•	market with us any commercial products that result from our collaborations or joint ventures.

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

Our telomerase inhibitor compound, GRN163L, and our hESC-based products are likely to be more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like GRN163L is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a small scale and are at an early stage of development. We hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today. Similarly, we currently make differentiated cells from hESCs on a laboratory scale, at a high cost per unit measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if it is safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

Historically, our stock price has been extremely volatile. Between January 1998 and June 2006, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and June 30, 2006, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	the demand in the market for our common stock;

•	the experimental nature of our product candidates;

•	fluctuations in our operating results;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	comments by securities analysts;

•	general market conditions;

•	political developments related to human embryonic stem cell research;

•	public concern with respect to our product candidates; or

•	the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2006, we had 200,000,000 shares of common stock authorized for issuance and 66,150,124 shares of common stock outstanding. In addition, as of June 30, 2006, we have reserved for future issuance approximately 22,878,494 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In April 2006, we issued an aggregate of 600,000 shares to certain institutional investors pursuant to an exercise of warrants issued to such investors in connection with the financing announced in April 2003. The warrants had a per share exercise price of $6.34 and an expiration date of April 2006.

In May 2006, we issued 134,048 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Cambrex is manufacturing certain products for our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2006, $709,000 remained as a prepaid asset.

We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The above-described institutional investors and Cambrex represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 24, 2006, at 8:30 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 58,331,818 shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

(a)	The nominees for Class I Directors listed below were elected at the meeting.

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES ABSTAINING	NO. OF COMMON VOTES WITHHELD
Thomas B. Okarma	57,483,954	538,037	0
John P. Walker	52,329,563	491,935	0
Patrick J. Zenner	54,007,913	4,033,385	0

Edward V. Fritzky and Thomas D. Kiley, Esq. are Class II Directors and were not up for election at the 2006 Annual Meeting. Alexander E. Barkas, Ph.D. and Charles J. Homcy, M.D., are Class III Directors and were not up for election at the 2006 Annual Meeting. Messrs. Fritzky, Kiley and Drs. Barkas and Homcy continue to serve as directors of the Company.

(b) An amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock to 200,000,000 shares was approved. There were 53,023,463 shares of Common Stock voting in favor, 5,124,633 shares of Common Stock voting against and 183,722 shares of Common Stock abstaining.

(c) Adoption of the 2006 Directors’ Option Plan was approved to replace the 1996 Directors’ Stock Option Plan, which expired in June 2006. There were 13,177,570 shares of Common Stock voting in favor of adoption of the 2006 Directors’ Option Plan, 6,320,929 shares of Common Stock voting against, 510,013 shares of Common Stock abstaining and broker non-votes of 33,798,445 shares of Common Stock.

(d) The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006 was ratified. There were 57,367,094 shares of Common Stock voting in favor, 701,306 shares of Common Stock voting against and 263,418 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: July 31, 2006	Signatory)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2006.