Form 10-Q
period 2006-09-30
GERON CORP
filed 2006-10-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 26, 2006:
Common Stock, $0.001 par value	66,346,005 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$104,556	$96,633
Restricted cash	530	530
Marketable securities	69,493	93,840
Interest and other receivables (including amounts from related parties: 2006-$118, 2005-$194)	1,488	2,304
Current portion of prepaid assets	2,074	2,338
Total current assets	178,141	195,645
Noncurrent portion of prepaid assets	565	1,622
Equity investments in licensees and joint ventures	218	331
Property and equipment, net	2,526	2,754
Deposits and other assets	596	514
Intangible assets	—	377
	$182,046	$201,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$1,906
Accrued compensation	1,434	2,470
Accrued liabilities	1,367	1,299
Current portion of deferred revenue	1,455	2,180
Current portion of equipment loans	—	55
Current portion of research funding obligation	—	1,418
Total current liabilities	5,691	9,328
Noncurrent portion of deferred revenue	442	1,210
Commitments
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	573,868	560,742
Accumulated deficit	(397,703)	(369,599)
Accumulated other comprehensive loss	(318)	(503)
Total stockholders’ equity	175,913	190,705
	$182,046	$201,243

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues from collaborative agreements (including amounts from related parties: three months - 2006-$118; 2005-$67; nine months - 2006-$271; 2005-$118)	$199	$67	$365	$118
License fees and royalties	524	606	1,727	5,285
Total revenues	723	673	2,092	5,403

Operating expenses:
Research and development (including amounts for related parties: three months - 2006-$118; 2005-$67; nine months - 2006-$271; 2005-$118)	10,703	12,183	29,392	25,480
General and administrative	2,114	1,411	7,064	7,104
Total operating expenses	12,817	13,594	36,456	32,584
Loss from operations	(12,094)	(12,921)	(34,364)	(27,181)

Interest and other income	2,283	1,105	6,364	2,950
Equity in losses in joint venture	—	—	—	(12)
Interest and other expense	(26)	(46)	(104)	(389)
Net loss	$(9,837)	$(11,862)	$(28,104)	$(24,632)

Basic and diluted net loss per share	$(0.15)	$(0.21)	$(0.43)	$(0.44)

Weighted average shares used in computing basic and diluted net loss per share	66,166,827	57,225,184	65,729,412	55,567,371

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,104)	$(24,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	802	703
Accretion and amortization on investments	(299)	1,535
Gain on sale of fixed assets	(16)	(3)
Issuance of common stock and warrants in exchange for services by non-employees	1,393	4,508
Stock-based compensation for options to employees and directors	3,323	—
Stock-based compensation for stock grants to employees	216	—
Accretion of interest on research funding obligation	—	245
Amortization of deferred compensation	122	113
Realized loss (gain) on equity investments in licensees	118	(62)
Amortization of intangible assets, principally research related	377	566
Changes in assets and liabilities:
Other current and noncurrent assets	3,246	1,829
Other current and noncurrent liabilities	(759)	4,183
Accrued research funding obligation	(1,418)	(1,817)
Translation adjustment	(3)	(37)
Net cash used in operating activities	(21,002)	(12,869)
Cash flows from investing activities:
Restricted cash transfer	—	(375)
Proceeds from sale of fixed assets	19	3
Capital expenditures	(577)	(940)
Purchases of marketable securities	(72,178)	(88,344)
Proceeds from sales of equity investments in licensees	—	207
Proceeds from maturities of marketable securities	97,007	117,366
Net cash provided by investing activities	24,271	27,917
Cash flows from financing activities:
Payments of obligations under equipment loans	(55)	(119)
Proceeds from issuances of common stock, net of issuance costs	905	94,528
Proceeds from exercise of warrants	3,804	—
Net cash provided by financing activities	4,654	94,409
Net increase in cash and cash equivalents	7,923	109,457
Cash and cash equivalents at the beginning of the period	96,633	9,846
Cash and cash equivalents at the end of the period	$104,556	$119,303

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2006 and condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements at that date.

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

FASB Interpretation No. 46-R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities (VIEs). We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and therefore have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

Basic earnings (loss) per share is based on weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings (loss) per share would include any dilutive effect of options and warrants.

Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,414,422 shares and 2,061,654 shares for 2006 and 2005, respectively, related to common stock equivalents not included above (as determined using the treasury stock method at an average market price during the period).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities Available-For-Sale

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include corporate notes in United States corporations, commercial paper and asset-backed securities with original maturities ranging from one to 14 months.

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

We review our available-for-sale securities to identify and evaluate investments that have indications of possible impairment. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the three and nine months ended September 30, 2006 and 2005. We have determined that the gross unrealized losses of $166,000 on our available-for-sale securities as of September 30, 2006 are primarily due to a decrease in the fair values of our fixed rate debt securities as a result of increases in interest rates and are temporary in nature.

Revenue Recognition

We recognize revenue related to license and research agreements with collaborators, royalties and milestone payments. The principles and guidance outlined in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

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

Restricted Cash

As of September 30, 2006 and December 31, 2005, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

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

We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We recognized impairment charges of none and $119,000 for the three and nine months ended September 30, 2006, respectively, related to other-than-temporary declines in fair values of our non-marketable equity investments. No impairment charges were recognized for the three and nine months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $195,000 and $314,000, respectively.

Derivative Financial Instruments

Our exposure to currency exchange fluctuation risk is insignificant. Geron Bio-Med, our one wholly-owned subsidiary and a United Kingdom company, satisfies its financial obligations almost exclusively in its local currency. For the three and nine months ended September 30, 2006 and 2005, there was an insignificant currency exchange impact from intercompany transactions. We do not engage in foreign currency hedging activities. We do not use derivative financial instruments for trading or speculative purposes.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards. We previously accounted for our stock-based awards under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123,  “Accounting for Stock-Based Compensation,” as amended. Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required by SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

During the three and nine months ended September 30, 2006, we recognized stock-based compensation expense of $996,000 and $3,323,000, respectively, related to employee and director stock options and ESPP purchases. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the three and nine months ended September 30, 2006, since we reported an operating loss. There was no stock-based compensation expense related to employee and director stock options and ESPP purchases recognized during the three and nine months ended September 30, 2005. For the nine months ended September 30, 2006, the implementation of SFAS 123R increased loss from operations and net loss by $3,323,000 and basic and fully diluted net loss per share by $0.05. The implementation of SFAS 123R did not have an impact on cash flows from operations or financing activities for the nine months ended September 30, 2006.

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

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months of 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(9,837)	$(11,862)	$(28,104)	$(24,632)
Change in unrealized gains (losses) on securities available-for-sale and marketable equity securities	143	19	188	(51)
Change in foreign currency translation adjustments	(5)	1	(3)	(37)
Comprehensive loss	$(9,699)	$(11,842)	$(27,919)	$(24,720)

The components of accumulated other comprehensive loss are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(143)	$(331)
Foreign currency translation adjustments	(175)	(172)
	$(318)	$(503)

Reclassifications

Certain reclassifications of prior year amounts have made to conform to current year presentation. Deferred compensation has been reclassified to additional paid-in capital.

2. STOCKHOLDERS’ EQUITY

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

2002 Equity Incentive Plan

In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of September 30, 2006, we had reserved 11,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. For the three and nine months ended September 30, 2006 and 2005, we did not repurchase any shares in accordance with these repurchase rights. As of September 30, 2006, no shares outstanding were subject to repurchase.

1996 Directors’ Stock Option Plan

The 1996 Directors’ Stock Option Plan (1996 Directors Plan) expired in June 2006 and no further option grants can be made from the 1996 Directors Plan. The options granted under the 1996 Directors Plan were nonstatutory stock options and expired no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally were 100% vested upon grant, except for options granted upon first appointment to the Board of Directors (First Option). The First Option vested annually over three years upon each anniversary date of appointment to the Board. The options issued pursuant to the 1996 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

2006 Directors’ Stock Option Plan

In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of September 30, 2006, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. As of September 30, 2006, 80,000 options have been granted under the 2006 Directors Plan. The 2006 Directors Plan provides that each person who becomes a non-employee director after the effective date of the 2006 Directors Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the Annual Meeting of Stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the 2006 Directors Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option is for 40,000 shares of common stock. We grant an option to purchase 2,500 shares to each non-employee director (other than the Chairmen of such committees) on the date of each Annual Meeting during the director’s service on the Audit Committee, Nominating Committee or Compensation Committee (Committee Service Option). The Committee Service Option for the Chairman of the Audit Committee is for 10,000 shares of common stock and the Nominating and Compensation Committee Chairmen each receive an option to purchase 5,000 shares of common stock.

The 2006 Directors Plan provides that each First Option granted thereunder becomes exercisable in installments cumulatively as to one-third of the shares subject to the First Option on each of the first, second and third anniversaries of the date of grant of the First Option. Each Subsequent Option and Committee Service Option is fully vested on the date of its grant. The options issued pursuant to the 2006 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as a director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

The exercise price of all stock options granted under the 2006 Directors Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the 2006 Directors Plan have a term of ten years.

Employee Stock Purchase Plan

In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of September 30, 2006, we had reserved an aggregate of 600,000 shares of common stock for issuance under the Purchase Plan. Approximately 304,000 and 287,000 shares have been issued under the Purchase Plan as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, 296,231 shares were available for issuance under the Purchase Plan.

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

Option Activity

Aggregate option activity for the 1992 Plan, 2002 Plan, the 1996 Directors Plan, and the 2006 Directors Plan is as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2005	5,047,456	7,786,707	$7.98	6.5	$4,529
Additional shares authorized	4,500,000	—	$—
Options granted	(1,665,058)	1,665,058	$6.74
Awards granted	(209,563)	—	$—
Options exercised	—	(192,919)	$4.55
Options forfeited	368,705	(368,705)	$9.57
1992 Plan and 1996 Directors Plan options expired	(95,663)	—	$—
Balance at September 30, 2006	7,945,877	8,890,141	$7.76	6.4	$4,126

Options exercisable at September 30, 2006		6,245,012	$8.16	5.4	$3,998

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $6.27 as of September 30, 2006, which would have been received from the option holders had all the option holders exercised their options as of that date.

Valuation and Expense Information Under SFAS 123R

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated grant-date fair values. The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases under SFAS 123R for the three and nine months ended September 30, 2006 which was allocated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In Thousands)
Research and development	$630	$1,603
General and administrative	366	1,720
Stock-based compensation expense included in operating expenses	$996	$3,323

The fair value of options granted during the nine months ended September 30, 2006 and 2005 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2006	2005
Dividend yield	None	None
Expected volatility range	0.789 to 0.824	0.863 to 0.893
Risk-free interest rate range	4.28% to 5.14%	3.48% to 4.20%
Expected term	5 yrs	4 yrs

The fair value of employees’ purchase rights during the nine months ended September 30, 2006 and 2005 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2006	2005
Dividend yield	None	None
Expected volatility range	0.381 to 0.471	0.524 to 0.617
Risk-free interest rate range	4.81% to 5.27%	3.10% to 3.93%
Expected term	6 - 12 mos	6 mos

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

As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 was $4.57 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the nine months ended September 30, 2006 was $1.88 per share.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, Geron followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if the fair value recognition provisions of SFAS 123 had been applied to stock-based awards using the Black Scholes option-pricing model. The assumptions used to value the employee stock options and employees’ purchase rights are listed above.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. We accounted for forfeitures as they occurred. If we had recognized the expense of stock-based awards to employees and directors in our consolidated statements of operations, additional paid-in capital would have increased by the corresponding amount. Pro forma information previously reported during periods prior to the adoption of SFAS 123R was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(In thousands, except per share amounts)
Reported net loss	$(11,862)	$(24,632)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,071)	(3,749)
Pro forma net loss	$(12,933)	$(28,381)
Basic and diluted net loss per share as reported	$(0.21)	$(0.44)
Basic and diluted pro forma net loss per share	$(0.23)	$(0.51)

Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the nine months ended September 30, 2005 was $4.36 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the nine months ended September 30, 2005 was $2.55 per share.

3. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our executive management team represents our chief decision maker, as defined under SFAS 131. To date, we have viewed our operations as principally one reporting segment. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

4. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Nine Months Ended September 30,
(In Thousands)	2006	2005
	(Unaudited)
Supplemental Operating, Investing and Financing Activities:
Net unrealized gain (loss) on equity investments in licensees	$5	$(26)
Cash in transit from options	8	—
Net unrealized gain (loss) on marketable securities	183	(25)
Shares issued for 401(k) matching contribution and performance bonus	2,173	1,803
Shares or warrants issued for services	1,183	1,019

5. SUBSEQUENT EVENT

In October 2006, we issued 161,238 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Cambrex is manufacturing certain products for our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately four months.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

During the three and nine months ended September 30, 2006, Geron implemented a new critical accounting policy regarding equity-based compensation which is described below. We believe that there have been no other significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2006 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Valuation of Equity-Based Compensation

On January 1, 2006, we began accounting for stock-based awards under the provisions of SFAS 123R using the modified prospective transition method. Under SFAS 123R, we are required to measure and recognize compensation expense for all stock-based awards to our employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP) based on estimated fair values. We estimated the fair value of stock options and ESPP shares using the Black Scholes option-pricing model. Option-pricing model assumptions such as expected volatility, risk-free interest rate and estimated term impact the fair value estimate. Further, estimated forfeiture rate impacts the amount of aggregate compensation recognized during the period. The fair value of equity-based awards is amortized over the vesting period of the award using the straight-line method.

Expected volatilities are based on historical volatilities of our stock since no traded options on Geron stock have maturities greater than three months. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we reviewed actual historical exercise and cancellation data and the remaining outstanding options not yet exercised nor cancelled. The expected term of employees’ purchase rights is equal to the offering period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeiture rate was estimated based on historical experience and will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

Prior to the implementation of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations for stock options granted to employees and directors because the exercise price of the stock options equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using the Black Scholes option-pricing model.

We continue to apply the provisions of EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognized stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our consolidated statements of operations for 2006 and 2005.

Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 were $1.0 million and $3.3 million, respectively. There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2005 related to employee stock options and ESPP purchases. As of September 30, 2006, total compensation cost related to unvested stock options not yet recognized was $8.3 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

Revenues

Revenues from collaborative agreements were $199,000 and $365,000 for the three and nine months ended September 30, 2006, respectively, compared to $67,000 and $118,000 for the comparable 2005 periods. Revenues for the first nine months of 2006 primarily reflect the related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT) for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Revenues for the first nine months of 2005 reflect only our related party reimbursements from TAT.

We have entered into license agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $511,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively, compared to $591,000 and $5.2 million for the comparable 2005 periods related to our various agreements. In April 2005, we recognized $4.0 million in license fee revenue in conjunction with the transfer of nuclear transfer intellectual property rights for use in animal cloning to the joint venture, Start Licensing, Inc. We received royalties of $13,000 and $84,000 for the three and nine months ended September 30, 2006, respectively, compared to $15,000 and $53,000 for the comparable 2005 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales. We expect to recognize revenue of $538,000 for the remainder of 2006, $1.2 million in 2007, $59,000 in 2008, $47,000 in 2009 and $80,000 thereafter related to our existing deferred revenue. However, current revenues may not be predictive of future revenues.

Research and Development Expenses

Research and development expenses were $10.7 million and $29.4 million for the three and nine months ended September 30, 2006, respectively, compared to $12.2 million and $25.5 million for the comparable 2005 periods. The decrease for the 2006 third quarter compared to the 2005 third quarter is primarily the net result of increased personnel-related expense of $1.0 million, including $630,000 for stock-based compensation expense associated with stock options, increased manufacturing costs of $508,000 related to the telomerase cancer vaccine, GRNVAC1, and higher preclinical and toxicology study expenses of $566,000 for GRNOPC1, our hESC-derived oligodendrocyte progenitor cells for the treatment of acute spinal cord injury, offset by reduced raw materials purchases of $3.6 million for the manufacture of Geron’s telomerase inhibitor drug, GRN163L. Research and development expense increased for the first nine months of 2006 compared to the comparable period in 2005 primarily as a result of higher personnel-related expenses of $3.4 million, including $1.6 million for stock-based compensation expense associated with stock options, increased costs of $1.4 million for preclinical studies of GRNOPC1 and clinical studies of GRN163L, increased manufacturing costs of $1.8 million related to GRNVAC1, and increased scientific supplies of $605,000, offset by reduced raw materials purchases of $3.7 million for the manufacture of GRN163L. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Currently four sites have been designated as patient enrollment centers for our Phase 1-2 clinical trial of GRN163L in patients with chronic lymphocytic leukemia. In April 2006, we initiated clinical testing of GRN163L in patients with solid tumor malignancies at one site. An investigator-sponsored Phase 1-2 clinical trial at Duke University Medical Center (Duke) using our therapeutic vaccine targeting telomerase in patients with metastatic prostate cancer has been completed. We have transferred the vaccine manufacturing process from Duke to Geron for further optimization and transfer to a contract manufacturer.

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

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)

Oncology	$6,412	$9,072	$16,740	$16,101
hESC Therapies	4,291	3,111	12,652	9,379
Total	$10,703	$12,183	$29,392	$25,480

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

According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our potential products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA/BLA submission, the FDA may grant marketing approval, request additional information, deny the application if it determines that the application does not provide an adequate basis for approval, and refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot provide assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

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

General and Administrative Expenses

General and administrative expenses were $2.1 million and $7.1 million for the three and nine months ended September 30, 2006, respectively, compared to $1.4 million and $7.1 million for the comparable 2005 periods. The increase in general and administrative expenses for the 2006 third quarter compared to the 2005 third quarter was primarily due to stock-based compensation expense recognized for stock options to employees and directors of $366,000. General and administrative expenses for the first nine months of 2006 and 2005 were each $7.1 million due to recognition of compensation expense related to stock option grants, offset by reduced consulting expense. We expect general and administrative expenses to remain consistent with current levels.

Interest and Other Income and Equity in Losses of Joint Venture

Interest income was $2.3 million and $6.4 million for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $2.9 million for the comparable 2005 periods. The increase in interest income for 2006 compared to 2005 was due to higher cash and investment balances as a result of proceeds received from the public offering in September 2005 and higher interest rates. Interest earned in future periods will depend on future funding and prevailing interest rates.

We also recognized none and $64,000 of other income for the three and nine months ended September 30, 2005, respectively, related to the sale of equity investments in licensees. No such sales occurred in the comparable periods in 2006.

In March 2005, we formed TA Therapeutics, Ltd. (TAT) in Hong Kong to conduct research and develop telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease. For the three and nine months ended September 30, 2005, we recognized none and $12,000, respectively, of loss for our proportionate share of net losses from the joint venture. Since our share of TAT’s net losses exceeds the original carrying value of the equity investment, we discontinued the application of the equity method of accounting as of June 30, 2005.

Interest and Other Expense

Interest and other expense was $26,000 and $104,000 for the three and nine months ended September 30, 2006, respectively, compared to $46,000 and $389,000 for the comparable 2005 periods. The decrease in interest and other expense for 2006 compared to 2005 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation.

Net Loss

Net loss was $9.8 million and $28.1 million for the three and nine months ended September 30, 2006, respectively, compared to $11.9 million and $24.6 million for the comparable 2005 periods. Net loss for the third quarter of 2006 decreased compared to the comparable 2005 period as a result of decreased operating costs and increased interest income. Overall net loss for 2006 increased over the comparable 2005 period primarily due to increased operating expenses for the clinical development of GRN163L and GRNVAC1 and reduced license fee revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2006 totaled $174.6 million compared to $191.0 million at December 31, 2005. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2006 was due to the use of cash for operations.

Cash Flows from Operating Activities. Net cash used in operations was $21.0 million for the nine months ended September 30, 2006 compared to $12.9 million for the comparable 2005 period. The increase in net cash used for operations in 2006 was primarily the result of increased net operating loss.

Cash Flows from Investing Activities. Net cash provided by investing activities was $24.3 million for the nine months ended September 30, 2006, compared $27.9 million for the comparable 2005 period. The decrease in net cash provided by investing activities in 2006 compared to 2005 reflected reduced purchases and maturities of marketable securities.

Through September 30, 2006, we have invested approximately $16.0 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. No payments are due under the equipment financing facilities for the remainder of 2006. As of September 30, 2006, we had approximately $1.4 million available for borrowing under our equipment financing facilities. The drawdown period under the equipment financing facilities expires in November 2006. We intend to renew the commitment for new equipment financing facilities in 2006 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $4.7 million, compared to $94.4 million for the comparable 2005 period. In 2005, we received $76.0 million in net proceeds as a result of our underwritten public offering of common stock and the exercise of the Merck warrant and received $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004.

As of September 30, 2006, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating leases (2)	$—	$—	$—	$—	$—
Research funding (3)	6,891	752	4,958	394	787
Total contractual cash obligations	$6,891	$752	$4,958	$394	$787
____________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known.

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

Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate notes, asset-backed securities and commercial paper. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment, thereby reducing credit risk concentrations.

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2006 was $172.8 million. These investments include $103.3 million of cash equivalents which are due in less than 90 days and $63.2 million of short-term investments which are due in less than one year and $6.3 million of asset-backed securities which have varying maturity dates. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, primarily commercial paper, corporate notes, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure related to interest rates.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2006, there was an immaterial currency exchange impact from our intercompany transactions. Our financial obligation to the Roslin Institute has been fully paid as of June 30, 2006. As of September 30, 2006, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. One of our product candidates, a telomerase therapeutic cancer vaccine, has been studied in a Phase 1-2 clinical trial conducted by an academic institution. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia and solid tumor malignancies. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

We have incurred operating losses every year since our operations began in 1990. As of September 30, 2006, our accumulated deficit was approximately $397.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

While we receive royalty revenue from licenses of diagnostic product candidates, telomerase-immortalized cell lines and other licensing activities, we do not currently expect to receive sufficient royalty revenues from these licenses to sustain our operations. Our ability to continue or expand our research and development activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangements will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

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

Where several parties seek U.S. patent protection for the same technology, the U.S. Patent and Trademark Office (the Patent Office) may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. If more groups become engaged in scientific research related to telomerase biology and/or embryonic stem cells, the number of patent filings by such groups and therefore the risk of our patents or applications being drawn into interferences may increase.

The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004 we were party to two interferences declared by the Patent Office at our request. These interferences involved two of our pending applications relating to nuclear transfer technology and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology, Inc. (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights to this technology and to facilitate licensing to companies wishing to utilize this technology in animal cloning. The Board of Patent Appeals and Interferences issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron's pending claims. These judgments were appealed by U. Mass and ACT, but the appeals have now been dismissed as part of a settlement agreement, resulting in invalidation of the U. Mass patents.

Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we are involved in two patent oppositions before the European Patent Office (“EPO”) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and has announced plans to begin Phase 3 clinical trials. Pharmexa obtained a European patent with claims to the use of telomerase peptides for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (“OD”) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims. Pharmexa has appealed that decision to the Technical Board of Appeal (“TBA”), seeking restoration of the original claims, while Geron has cross-appealed, seeking revocation of all the claims.

In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. Geron will appeal that decision to the TBA. We are also seeking to obtain patent coverage for telomerase peptides through the filing of a European divisional patent application.

The appeals in each of these European opposition cases will likely take a minimum of 12 months and possibly considerably longer. These oppositions reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also involved in other patent oppositions in Europe, Australia and New Zealand, both as the opposing party and the party whose patent is being opposed.

Patent opposition proceedings are not currently available in the U.S. patent system, but legislation is pending to introduce them. However, issued U.S. patents can be reexamined by the Patent Office at the request of a third party. Patents owned or licensed by Geron may therefore be subject to reexamination. As in any legal proceeding, the outcome of patent reexaminations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights. In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. In October 2006, the Patent Office initiated the reexamination proceedings; such proceedings typically take one to two years to be concluded at the Patent Office, and the result may be subject to appeal.

Successful challenges to our patents through interferences, oppositions or reexamination proceedings could result in a loss of patent rights in the relevant jurisdiction(s). If we are unsuccessful in actions we bring against the patents of other parties, we may be subject to litigation, or otherwise prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. As more groups become engaged in scientific research and product development in the areas of telomerase biology and/or embryonic stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations or other means will likely increase.

Furthermore, if such challenges to our patent rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing certain products, which could materially harm our business.

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

Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there are more than 200 approved anti-cancer products on the market in the United States, and several thousand in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

•	research and development;

•	manufacturing;

•	preclinical and clinical testing;

•	obtaining regulatory approvals; and

•	marketing and distribution.

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

Our product candidates and those developed by our collaborative or joint venture partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

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

Historically, our stock price has been extremely volatile. Between January 1998 and September 2006, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and September 30, 2006, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2006, we had 200,000,000 shares of common stock authorized for issuance and 66,177,216 shares of common stock outstanding. In addition, as of September 30, 2006, we have reserved for future issuance approximately 22,821,074 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of these shares without further vote or action by our stockholders. As of the date of this filing, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Geron Corporation Severance Plan (and Summary Plan Description), effective October 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: October 30, 2006	Signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Geron Corporation Severance Plan (and Summary Plan Description), effective October 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2006.