Form 10-K
period 2006-12-31
GERON CORP
filed 2007-03-16
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-K
___________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $454,245,354 based upon the closing price of the common stock on June 30, 2006 on The Nasdaq Global Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 2, 2007, there were 72,866,080 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K
Document	Parts
Portions of the Registrant’s definitive proxy statement for the 2007 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2006	II, III

Forward-Looking Statements

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation (“Geron”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron’s potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron’s intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in Item 1A, “Risk Factors”, of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

EXPLANATORY NOTE

     In this Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”), we are restating in Item 8 “Consolidated Financial Statements and Supplementary Data,” our consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, and each quarter of 2005 and the first three quarters of 2006. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements.” This 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004 and 2003 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of and for the years ended December 31, 2005 and 2004. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

     The restatement results from our review of recent guidance relating to Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19). Recent guidance described the application of Issue 00-19, particularly the provisions related to settlement in unregistered shares and registered shares and timely filing and registration requirements under U.S. securities laws. In order for a warrant to be classified as permanent equity under Issue 00-19, the settlement of such warrant in shares must be within the company’s control. We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. Issue 00-19 states that the ability to make timely filings and, therefore the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities. We have reported 2006 and restated prior consolidated balance sheets to account for the value of these warrants to purchase shares of our common stock as a liability, and have restated prior consolidated statements of operations for the quarterly change in fair value of the warrants. This restatement had no impact on previously reported revenues, operating expenses, total assets or cash position.

     The following table presents the cumulative adjustments for each affected component of warrant liabilities and stockholders’ equity at the end of each restated fiscal year:

	Fair Value of	Decrease in	Decrease in	Decrease in
	Warrants to Purchase	Additional	Accumulated	Stockholders’
As of December 31,	Common Stock	Paid-In Capital	Deficit	Equity
	(In thousands)
2005	$15,007	$16,877	$1,870	$15,007
2004 (unaudited)	18,524	20,555	2,031	18,524
2003 (unaudited)	7,044	8,228	1,184	7,044

PART I

ITEM 1. BUSINESS

Overview

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure, diabetes and HIV/AIDS. We are advancing telomerase targeted therapies, including an anticancer drug and a cancer vaccine, through multiple clinical trials. We are also the world leader in the development of human embryonic stem cell-based therapeutics, with our spinal cord injury treatment anticipated to be the first such product to enter clinical development.

     We were incorporated in 1990 under the laws of Delaware. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025. Our telephone number is (650) 473-7700.

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is www.geron.com. Information on our website is not incorporated by reference and does not form a part of this report.

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

     Our work and that of others has shown that telomerase is not present, or is present at very low levels, in most normal cells and tissues, but that during cancer progression, telomerase is abnormally reactivated in all major cancer types. We have shown that while telomerase does not cause cancer (which is caused by mutations in oncogenes and tumor suppressor genes), the continued presence of telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. We and others have shown in various tumor models that inhibiting telomerase activity results in telomere shortening and causes aging or death of the cancer cell.

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

     We are also developing drugs that activate telomerase in certain cells to enhance cell repair/function in senescent tissues implicated in certain chronic diseases.

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

Commercial Opportunities for Our Major Technology Platforms

Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that approximately 1.4 million new cancer cases were diagnosed in 2006. Overall annual costs associated with cancer in 2005 were an estimated $209.9 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

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

	Product	Disease	Development
Product	Description	Treatment	Stage
GRN163L	Telomerase Inhibitor	Chronic Lymphocytic	Phase I/II trial
Leukemia (CLL)

GRN163L	Telomerase Inhibitor	Solid Tumors	Phase I trial

GRNVAC1	Telomerase Cancer Vaccine	Acute Myelogenous	Initiation of Phase
		Leukemia (AML)	I/II trial

Licensees	Product Description
Merck & Co.	Telomerase Cancer Vaccine
Roche Diagnostics	Telomerase Diagnostic
Cell Genesys, Inc.	Oncolytic Virus

     Telomerase Inhibition (GRN163L). Telomerase activation is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore cause aging and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and other forms of cellular stress, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are not expected to be toxic to most normal cells.

     We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, which target the template region, or active site, of telomerase. Our work has focused on two of these oligonucleotides, called GRN163 and GRN163L, and we have demonstrated that they have highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems and animal studies.

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

     We and our collaborators have tested GRN163 in vitro on 14 different cancer cells and demonstrated significant inhibition of telomerase activity in all of them. Research by our collaborators has shown that these compounds inhibit the growth of malignant human glioblastoma (brain cancer) cells, prostate cancer cells, lymphoma, multiple myeloma, hepatocellular carcinoma (liver cancer), melanoma, lung, breast, ovarian and cervical cancer cells in animals.

     GRN163L is identical in structure to GRN163 except that it has a lipid molecule permanently attached to one end of the molecule, which increases potency and improves its pharmacokinetic and pharmacodynamic properties. The improved pharmacokinetic and pharmacodynamic characteristics of GRN163L suggest that it should be effective in inhibiting telomerase in tumor cells when administered intermittently (e.g., once per week). GRN163L is a potent inhibitor of telomerase and was selected as our lead compound to take forward into the clinic. Inhibition of telomerase activity by GRN163L in cancer cells results in telomere shortening, and leads to cell cycle arrest or apoptosis. GRN163L is a 13-mer oligonucleotide N3’-- P5’ thio-phosphoramidate (NPS oligonucleotide) that is covalently attached to a C16 (palmitoyl) lipid moiety. GRN163L binds directly with high affinity to the template region of the RNA component of human telomerase (hTR), which lies in the active or catalytic site of hTERT, the telomerase reverse transcriptase. GRN163L binding to hTR results in direct, competitive inhibition of telomerase enzymatic activity. The mechanism of action of the drug is not antisense mediated.

     GRN163L has been characterized preclinically and shown to inhibit telomerase in human tumor cells of many cancer types, in both cell culture systems and animal models. These studies continue to demonstrate broad anti-tumor activity of GRN163L, alone and in combination with other anti-tumor agents including chemotherapy and radiotherapy, and support the potential utility of GRN163L in the treatment of patients with hematologic and solid tumor malignancies.

     After completing a series of animal toxicology and preclinical efficacy studies of GRN163L in 2005, we prepared and submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to begin human clinical trials of GRN163L in patients with chronic lymphocytic leukemia (CLL). We received FDA concurrence to begin human studies and four clinical sites are currently designated as patient enrollment centers for the study. In 2006, under our existing GRN163L IND, we initiated a second Phase I study in patients with solid tumor cancers. At the end of 2006, we presented data at two international cancer meetings on the low-dose cohorts of these studies, which showed safety and tolerability as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. We also presented important new data showing that GRN163L is active against tumor stem cells taken from patients with multiple myeloma. We believe that this data is the first evidence of any drug that may be active against chemotherapy-resistant cancer stem cells, which are responsible for clinical relapse. Based on this finding, as well as data showing synergy between GRN163L and a drug widely used to treat multiple myeloma, we are planning to initiate an additional Phase I/II study in multiple myeloma in 2007. We are also planning to initiate a Phase I/II study in lung cancer in the coming year.

     Telomerase Therapeutic Vaccine (GRNVAC1). The goal of therapeutic cancer vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other cells. This is done by repeatedly exposing the immune system to a substance (antigen) that is specific to cancer cells in a way that subsequently induces an immune response to any cells that express that antigen on their surface. We believe that the characteristics of telomerase make it an ideal antigen for cancer vaccines.

     At Duke University Medical Center, a Phase I/II clinical trial in prostate cancer patients concluded in March 2005 and additional Phase I/II optimization trials for patients with hematologic, prostate and renal cancers concluded in 2006. The Duke Phase I/II clinical trials used an ex vivo process in which dendritic cells (the body’s most powerful antigen-presenting cells) were isolated from the patient’s blood, pulsed with RNA for the telomerase protein component, and then injected into the patient’s skin, where they traveled to the lymph nodes and instructed cytotoxic T-cells to kill tumor cells that express telomerase. Data from these early human clinical trials confirmed and optimized the safety and efficacy of telomerase vaccine therapies.

     The first clinical trial at Duke University Medical Center was designed to enroll up to a total of 24 patients with metastatic prostate cancer, up to 12 of whom would receive three weekly vaccinations (low-dose group), and up to 12 of whom would receive six weekly vaccinations (high-dose group). Twenty-three patients were enrolled and treated, and results of this study for 20 patients (12 of the low-dose group and eight of the high-dose group) were published in the Journal of Immunology in March 2005. As reported by the investigator, none of the patients in either group had significant treatment-related adverse effects. All but one of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. The eight patients in the high-dose group all showed very robust cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD-8+ T-lymphocytes, as well as CD-4+ lymphocytes. The immune responses in the high-dose group were strong as well as specific: peak responses were 1-2% of circulating CD-8+ T-cells having anti-telomerase activity. Circulating cancer cells were also measured before and after vaccination. The data suggested that of ten subjects who had elevated levels of circulating prostate cancer cells before vaccination, nine of these ten had their levels reduced or cleared transiently after vaccination.

     Serum PSA was measured before, during and multiple times after vaccination to calculate PSA doubling time as a surrogate marker for treatment response. No significant change in PSA doubling time after vaccination was reported in the low-dose group. A highly significant increase in PSA doubling time was reported in the high-dose group, suggestive of a clinical response to vaccination.

     Several small additional Phase I/II trials for patients with prostate cancer, hematologic malignancies and renal cell carcinoma were performed at Duke in order to optimize the vaccination process. In the trials, a number of parameters were tested, including (i) the pre-vaccination administration of an approved compound to potentially augment vaccine potency; (ii) the use of a second approved compound applied to the vaccine injection site to potentially enable the use of dendritic cells produced by an alternative manufacturing process and; (iii) the use of boost vaccinations to potentially enhance the durability of the anti-telomerase immune response. Additionally, we have brought the vaccine manufacturing process in-house for further optimization and transferred it to a contract manufacturer. In 2006, we filed our own IND to initiate a Phase I/II clinical trial of the telomerase vaccine using the prime/boost vaccination protocol in patients with acute myelogenous leukemia (AML). We received FDA concurrence for that IND in December 2006 and we are in the process of initiating multiple trial sites to begin enrolling patients into that study.

     In 2004, we acquired rights from Argos Therapeutics, Inc. (formerly Merix) to commercialize the ex vivo dendritic cell processing technology used in the Duke clinical trials for telomerase and other defined tumor-specific antigens. We own the rights to the telomerase antigen and its use in therapeutic vaccines.

     In 2006, we licensed rights from Immunomic Therapeutics Inc. to the LAMP antigen targeting sequence for use in cancer vaccines. The LAMP sequence causes an antigen to which it is attached to be taken up by the lysosomal subcellular compartment of the cell. This has been shown to increase presentation on MHC class II molecules, which in turn, can produce greater CD4+ T-cell responses against the antigen and a more potent and longer lasting overall immune response.

     Also in 2006, we entered into a worldwide exclusive license and collaboration agreement with the University of Oxford to produce dendritic cells from hESCs. The scalable production of dendritic cells from hESCs could serve as an alternative to isolating dendritic cells from each patient, and possibly as a broadly useful vaccine delivery vehicle. In another form, dendritic cells may act to block an immune response against an antigen by teaching the immune system not to attack it – a process known as “tolerizing” the individual to that antigen. Since the same pluripotent hESC line could be used to generate both tolerizing dendritic cells and therapeutic cells, co-administration of these two cell populations could potentially circumvent immune rejection without the need for immunosuppressive drugs.

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In addition, Merck acquired an exclusive option to negotiate a separate agreement for our dendritic cell-based telomerase vaccine.

     Oncolytic Virus (OV1060 / CG5757). A third telomerase-based anti-cancer therapeutic strategy utilizes viruses that have been manipulated or engineered to have oncolytic, or cancer-killing, properties, enabling them to selectively target and destroy cancer cells that express telomerase. We cloned the promoter region of the telomerase gene and have shown that it can be used to regulate genes required for the virus to replicate within the cancer cell. Our data indicate that when tumor cells are infected with the virus, the telomerase promoter is active and the virus multiplies or replicates within the cancer cells and causes the rupture and death of the tumor cells. When these same engineered viruses infect normal somatic cells, the telomerase promoter is inactive and there is no killing effect and the virus dissipates. This selective lytic effect on cancer has been demonstrated in vitro in seven different tumor types: prostate, liver, lung, pancreatic, colorectal, breast and ovarian cancers. These in vitro results have been extended to animal models of liver and prostate cancer with similar effects against the animals’ tumors while sparing normal cells.

     We initially granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology to develop an oncolytic virus product. Subsequently, GTI’s oncolytic virus business including our license to GTI was acquired by Cell Genesys Inc., which also has its own oncolytic virus program and has continued the research and development of a potential oncolytic virus product.

     Cancer Diagnostics (Telomerase Plus Test). Telomerase is a broadly applicable and highly specific marker for cancer because it has been detected in more than 30 human cancer types and in the great majority of cancer samples studied. We believe that the detection of telomerase may have significant clinical utility for cancer diagnosis, prognosis, monitoring and screening. Current cancer diagnostics apply only to a single or limited number of cancer types because they rely on molecules expressed only by particular cancer types. However, telomerase-based diagnostics could potentially address a broad range of cancers.

     We have developed several proprietary assays for the detection of telomerase which are based on its activity or the presence of its RNA or protein components. The first-generation assay is the Telomeric Repeat Amplification Protocol (TRAP) assay which can be used to detect telomerase activity in human tissue or cells, including clinical samples. The second-generation assays detect the presence of hTR and hTERT in human tissues and body fluids. We own issued patents for the detection of telomerase activity and the components of telomerase, including patents for the TRAP assay and diagnostic methods based on telomerase detection. To date, our licensees have commercialized 13 research-use-only kits that incorporate our technology.

     Through Roche Diagnostics, we are participating in the development of fluids-based telomerase detection tests for clinical in vitro diagnostics. The tests are based on telomerase detection assays that have been commercialized for the research-use-only market. Roche is investigating the utility of an assay for telomerase for detecting bladder cancer, with potential utility in early detection screening and monitoring of patients for recurrence. Patients who have had bladder cancer now periodically undergo invasive cystoscopy to screen for recurrence.

Telomerase Activation

     We are developing drug candidates to treat various degenerative diseases by the controlled activation of telomerase. Data published by us and others has indicated that cellular aging caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, HIV/AIDS, liver disease, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Controlled activation of telomerase in normal cells can restore telomere length or slow the rate of loss, improve functional capacity, and increase the proliferative lifespan of cells.

Compound	Product	Disease	Development
Product	Description	Treatment	Stage
TAT2	Telomerase Activator	HIV/AIDS	Preclinical

     HIV/AIDS (TAT2). Work by our collaborators has shown that telomere loss in cytotoxic T-lymphocytes, the blood cells responsible for killing HIV-infected cells, is accelerated in HIV/AIDS patients, and contributes to the loss of anti-HIV activity that occurs during disease progression. Our collaborators published data showing that telomerase activation using overexpression of hTERT, the catalytic component of telomerase, in T-lymphocytes both increased their lifespan and significantly enhanced their anti-HIV activity.

     These results were extended in a subsequent publication which showed that telomerase activation in bulk cultures of lymphocytes from HIV patients enhanced HIV-suppressing activity and improved the production of antiviral cytokines in response to HIV-specific stimulation. These results show that telomere shortening in HIV-specific lymphocytes plays a major role in the immune dysfunction seen in late stage HIV-1 disease and that telomerase activation, by enhancing the anti-HIV effects of CD8+ lymphocytes, is potentially a therapy for treating patients with HIV disease.

     Our approach to the therapeutic use of telomerase activation in HIV/AIDS and other chronic diseases is based upon small molecule telomerase activators we have identified (TAT1 and TAT2). We have tested these telomerase activating drugs for enhancement of antiviral activity in lymphocytes from HIV patients. At several scientific meetings, we and our collaborators presented data showing that our two small molecule telomerase activators, TAT1 and TAT2 (formerly GRN139951 and GRN140665), activated telomerase in vitro in cytotoxic T-cells taken from HIV/AIDS donors. Moreover, the compounds increased the proliferative capacity, the secretion of gamma Interferon (a virus-fighting molecule) and the direct cytotoxic killing of HIV-infected CD4 T-cells when these treated cells were exposed to HIV peptides or HIV-infected cells.

     In 2005, we formed a joint venture company, TA Therapeutics, Ltd. (TAT), with the Biotechnology Research Corporation (BRC) of Hong Kong, a company established by the Hong Kong University of Science and Technology. TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. TAT is owned 50% by Geron and 50% by BRC, our research partner in the development of telomerase activator drugs. TAT selected the TAT2 compound for clinical development in 2006. Scalable drug product manufacturing has been secured in China and IND-enabling studies are now in progress for the first indication: HIV/AIDS. Follow-on indications for development of TAT2 in other diseases are being explored.

Human Embryonic Stem Cell Therapies

     The two properties of hESCs, their immortality and pluripotency, enable the development of a potential new mode of commercialization for cell-based products and therapeutics, namely the development of “off-the-shelf” products available on demand. We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. We are now testing six different hESC-derived therapeutic cell types in animal models. In four of these cell types, we have demonstrated efficacy as evidenced by durable engraftment or functional improvements of the treated animals. From these studies, we are now advancing development of two hESC-based therapeutics to clinical testing. The most advanced hESC-derived product, GRNOPC1, which contains oligodendroglial progenitor cells, is targeted for the treatment of spinal cord injury. Geron’s second hESC product, GRNCM1, is a population of cardiomyocytes, the contractile cells of the heart, which is intended for the treatment of patients with myocardial disease. Geron also has made substantial progress in deriving pancreatic islet ß cells for diabetes, osteoblasts for osteoporosis, chondrocytes for osteoarthritis, hepatocytes for liver failure and ADME drug testing, and dendritic cells for two applications including, cancer immunotherapy and graft acceptance to prevent immune rejection of the other cell types used in therapeutic applications. We own or have licenses to intellectual property covering core inventions and enabling technology in this field.

Product	Product Description	Disease Treatment	Development Stage
GRNOPC1	hESC-Derived Oligodendrocytes	Subacute Spinal Cord Injury	IND-enabling studies

GRNCM1	hESC-Derived Cardiomyocytes	Heart Disease	Preclinical

GRNIC1	hESC-Derived Islets	Type 1 Diabetes	Research

Cell Types	Osteoblasts	Osteoporosis	Research
	Chondrocytes	Osteoarthritis	Research
	Hepatocytes	Liver Disease and ADME	Research
Toxicology Testing
	Dendritic Cells	Immune Rejection and	Research
Cancer Immunotherapy

     Oligodendrocytes for Spinal Cord Injury (GRNOPC1). The major neural cells of the central nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized and may require life support.

     Embryonic stem cell-derived neural cells have been used by researchers to treat nervous system disorders in animal models. In the case of spinal cord injuries, neural cells derived from animal embryonic stem cells and injected into the spinal cord injury site produced significant recovery of the animal’s ability to move and bear weight.

     To apply those observations to humans, we have now derived oligodendroglial progenitor cells (GRNOPC1) from hESCs in culture and tested them in a rat model of spinal cord injury. In our collaboration with researchers at the University of California, Irvine, we have shown in animal models that GRNOPC1 can improve functional locomotor behavior after implantation in the injury sites 7 days after injury. Histological analysis also provided evidence for the engraftment and function of these cells. These data were published in May 2005 in the Journal of Neuroscience. We have developed functional cryopreserved formulations of GRNOPC1 that can be readily implemented in clinical trials and have initiated cGMP production of GRNOPC1. We are currently completing IND-enabling studies for hESC-derived oligodendrocytes for application in spinal cord injury.

     Cardiomyocytes for Heart Disease (GRNCM1). Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects approximately 5.0 million people in the United States. This year, it is estimated that about 1.2 million people will have a heart attack, which is the primary cause of heart muscle damage.

     We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof-of-concept of this approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. In human medicine, it is therefore possible that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs (GRNCM1) using a process that can be scaled for clinical production. GRNCM1 has normal contractile function and responds appropriately to cardiac drugs. We have transplanted these cells into animal models of myocardial infarction in which the cells engraft and improve the left ventricular function compared to those animals receiving injections without cells. In 2007, we will be testing GRNCM1 in large animal models of heart disease.

     Islet Cells for Diabetes (GRNIC1). It is estimated that there are as many as one million Americans suffering from Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet ß cell transplantation derived from cadavers. However, poor availability of suitable sources for islet ß cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

     We have derived insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We are transplanting the islets to animal models of diabetes and early results show prolonged survival of cells in the engrafted animals and the detection of human insulin in their blood.

     Osteoblasts for Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 1.5 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry mortality rates as high as 24% for patients age 50 and over. Nearly one in five hip fracture patients ends up in a nursing home. Total health care costs for osteoporosis and its complications are estimated at $18 billion per year in the United States.

     The primary cause of the disease is metabolic bone loss (mediated by osteoclasts - cells which resorb bone) that is incompletely compensated by new bone formation (mediated by osteoblasts - cells which form new bone). Osteoblast activity declines over the human lifespan and fails to keep pace with the increasing activity of osteoclasts, resulting in progressive loss of bone density leading to fracture, pain and deformity.

     We have made osteoblasts from hESCs and are now conducting preclinical tests in animals. If these preclinical tests are successful, we may test the cells in patients with non-union fractures (fractures of the long bones of the leg or arm that do not heal) or in patients with severe refractory osteoporosis.

     Chondrocytes for Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. The disease affects an estimated 21 million adults in the United States, mostly after age 45. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. We have derived chondrocytes from hESCs and, if in vitro and animal testing results are positive, we may test these cells in patients with osteoarthritis by injecting them directly into the affected joints.

     Dendritic Cells for Cancer Immunotherapy and to Enable Therapeutic Graft Acceptance. The hematopoietic system (the circulating cells of blood) is one of the tissues of the human body that can replenish itself throughout life. One of the cell types produced by the hematopoietic system is the dendritic cell. Dendritic cells, depending on their type can either induce or downmodulate immune responses. Therefore, dendritic cells derived from hESCs can be used for two purposes: (i) to upregulate immune responses to particular antigens such as telomerase, for cancer immunotherapy applications; and (ii) to prevent rejection of hESC-derived therapeutic grafts.

     We are now developing procedures to differentiate hESCs to dendritic cells which will subsequently be used in both in vitro and animal models to assess their immunotherapeutic and immunomodulatory activity.

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

     hESC-Derived Hepatocytes for Drug Screening and Toxicology. Three of the major hurdles of pharmaceutical drug development are: (i) identifying compounds with activity in diseased tissue; (ii) understanding the metabolism and biodistribution of the compound; and (iii) determining the potential toxic side effects of the compound. Undesirable activity of a compound being evaluated as a drug candidate in any one of these areas can impact the development and commercialization of the drug. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected. This potentially translates into reduced costs and time in drug development, and less harmful patient exposure in clinical trials.

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

     In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute were the first to demonstrate, with the birth of Dolly the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the egg outside of the nucleus, to reprogram an adult somatic nucleus. Reprogramming enables the adult somatic cell nucleus to express all the genes required for the full embryonic development of the animal. In addition to sheep, the technique has been used to clone mice, rats, goats, cattle, rabbits, cats and pigs from donor cells and enucleated eggs from each respective animal species. In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute, and an exclusive license to the use of nuclear transfer technology for multiple applications in animal and human biology.

     Agriculture. Our nuclear transfer technology can be used for applications in agriculture that could improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality. In 2006, the FDA announced its intention to allow milk and meat from cloned animals into the U.S. food supply. The proposed new regulations are now open for public comment.

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

     In previous years, we granted a number of licenses to our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. In 2005, following successes in three patent interference proceedings, we formed a joint venture company, Start Licensing, Inc. (Start), with Exeter Life Sciences Inc. Start is exclusively focused on managing and licensing intellectual property rights for animal cloning, including our nuclear transfer technology and rights conveyed to Start by Exeter Life Sciences. We received an upfront license payment when Start was created and own 49.9% of Start. We will be entitled to a proportionate share of any revenues distributed by Start. We have retained all rights for use of the technology in human cells.

Patents and Proprietary Technology

     A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 145 issued or allowed United States patents, 240 granted or accepted foreign patents and 450 patent applications that are pending around the world.

     Our policy is to seek appropriate patent protection for inventions in our principal technology platforms — telomerase, human embryonic stem cells and nuclear transfer — as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by our scientists, as well as those that we make in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, where appropriate, we try to obtain licenses from other organizations to patent filings that may be useful in advancing our scientific and product development programs.

     Our telomerase platform is the mainstay of our oncology program and it serves as the basis for other product opportunities. Our patent portfolio includes over 100 issued or allowed United States patents, 160 granted or accepted foreign patents and over 180 patent applications pending worldwide relating to our telomerase product opportunities. The foundational patents include those covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase. Related issued and pending patents cover cells that are immortalized by expression of recombinant hTERT, cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of hTERT as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, as well as patents covering the chemistry that is used to build these oligonucleotides. We have a license to the dendritic cell-loading technology used in our telomerase cancer vaccine. Recently filed patent applications covering the telomerase-activating compounds TAT1 and TAT2 that we discovered in collaboration with our colleagues at the Hong Kong University of Science and Technology have been exclusively licensed to our joint venture company, TAT, for therapeutic applications.

     Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by our scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet ß cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Currently our portfolio includes over 210 patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents that we own include, U.S. Patent Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 6,800,480 relating to the feeder-free growth of hESCs; and 6,833,269 covering methods of producing neural cells from hESCs.

     Our third technology platform, nuclear transfer, is protected in part by the patent rights that we purchased in 1999 with the acquisition of Roslin Bio-Med, which we now operate as Geron Bio-Med. Six United States patents have now issued, and 40 foreign patents have been granted or accepted. In addition, we have more than 50 pending patent applications worldwide relating to nuclear transfer, arising both from the acquired patent rights and subsequent research that we funded at the Roslin Institute. As discussed above, these patent rights are now a major asset of Start Licensing, Inc., the joint venture company that we created in 2005 for the purpose of managing and licensing intellectual property rights for animal cloning.

     We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. By way of example, in 2005 we were involved in interference proceedings that we had initiated at the U.S. Patent and Trademark Office involving patents and patent applications for nuclear transfer technology; judgments in those actions were entered in our favor. We are currently also involved in patent opposition proceedings before the European Patent Office, the Australian Patent Office and the New Zealand Patent Office, both as the party holding the opposed patent, and in opposition to patents granted or proposed to be granted to another entity.

Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our proposed products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

     The results of the preclinical and clinical testing on non-biologic drugs and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In the case of vaccines or gene and cell therapies, the results of clinical trials are submitted as a Biologics License Application (BLA). In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information or refuse to approve if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	61	President, Chief Executive Officer and Director
Alan B. Colowick, M.P.H., M.D.	44	President, Oncology
David L. Greenwood	55	Executive Vice President, Chief Financial Officer,
		Treasurer and Secretary
David J. Earp, Ph.D., J.D.	42	Senior Vice President, Business Development and
		Chief Patent Counsel
Calvin B. Harley, Ph.D.	54	Chief Scientific Officer
Melissa A. Kelly Behrs	43	Senior Vice President, Therapeutic Development,
		Oncology
Jane S. Lebkowski, Ph.D.	51	Senior Vice President, Regenerative Medicine

     Thomas B. Okarma, Ph.D., M.D., has served as our President, Chief Executive Officer and a member of our board of directors since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company and our wholly-owned subsidiary, TA Therapeutics, Ltd., a Hong Kong company and a joint venture between us and Biotechnology Research Corporation of Hong Kong. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. Dr. Okarma currently serves on the Board of BIO and was Chairman of the Board of Overseers of Dartmouth Medical School from 2000 to 2006. From 1985 until joining us, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development of Applied Immune Sciences and then as chairman, chief executive officer and a director of Applied Immune Sciences, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences until December 1996. From 1980 to 1992, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College, a M.D. and Ph.D. from Stanford University and an executive M.B.A. from Stanford Graduate School of Business.

     Alan B. Colowick, M.P.H., M.D., has served as our President, Oncology since October 2006. From January 2005 until joining us, Dr. Colowick was the Chief Medical Officer of Threshold Pharmaceuticals Inc., where he was responsible for all aspects of non-clinical and clinical development and manufacturing. From 1999 to 2005, Dr. Colowick held various management positions with Amgen, Inc., most recently serving as Vice President of European Medical Affairs, where he was responsible for all products in multiple therapeutic areas, including hematology/oncology, nephrology and internal medicine. From 1996 to 1999, Dr. Colowick was a clinical and research fellow in hematology-oncology at Harvard University and the Brigham and Women’s Hospital/Dana Farber Cancer Institute. Dr. Colowick holds a B.S. in molecular biology from the University of Colorado, a M.D. from Stanford University and a M.P.H from Harvard University.

     David L. Greenwood has served as our Chief Financial Officer, Treasurer and Secretary since August 1995 and our Executive Vice President since January 2004. He is also a director of Geron Bio-Med Limited, our joint ventures TA Therapeutics, Ltd. and Start Licensing, Inc., and Clone International, an Australian company. From August 1999 until January 2004, Mr. Greenwood also served as our Senior Vice President of Corporate Development. From April 1997 until August 1999, Mr. Greenwood served as our Vice President of Corporate Development. He also serves on the Board of Regents for Pacific Lutheran University. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

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

     Melissa A. Kelly Behrs has served as our Senior Vice President, Therapeutic Development, Oncology since January 2007. Ms. Behrs served as our Vice President of Oncology since January 2003. From April 2002 until January 2003, Ms. Behrs served as our Vice President of Corporate Development. From April 2001 until April 2002, Ms. Behrs served as our General Manager of Research and Development Technologies. Ms. Behrs joined us in November 1998 as Director of Corporate Development. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. from Boston College and an M.B.A. from Babson College.

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

Employees

     As of December 31, 2006, we had 103 full-time employees of whom 29 hold Ph.D. degrees and 23 hold other advanced degrees. Of our total workforce, 85 employees were engaged in, or directly support, our research and development activities and 18 employees were engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

     Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition.

Our business is at an early stage of development.

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. One of our product candidates, a telomerase therapeutic cancer vaccine, has been studied in clinical trials conducted by an academic institution. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia and solid tumor malignancies. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2006, our accumulated deficit was approximately $399.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

  the accuracy of the assumptions underlying our estimates for our capital needs in 2007 and beyond;

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

  we may not be able to obtain regulatory approval of our product candidates, or may experience delays in obtaining such approvals;

  we may not be able to manufacture our product candidates economically on a commercial scale;

  we and any licensees of ours may not be able to successfully market our products;

  physicians may not prescribe our products, or patients or third party payors may not accept such products;

  others may have proprietary rights which prevent us from marketing our products; and

  competitors may sell similar, superior or lower-cost products.

     With respect to our telomerase cancer vaccine product candidate, clinical testing has been limited to early-stage testing for a small number of patients. The results of this testing may not be indicative of successful outcomes in later stage trials. We have begun clinical testing for our Phase I/II clinical trial of our telomerase inhibitor compound, GRN163L. This is the first clinical trial for this product. We have not commenced clinical testing for any other product candidate.

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

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we are involved in two patent oppositions before the European Patent Office (EPO) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and has announced plans to begin Phase III clinical trials. Pharmexa obtained a European patent with claims to the use of telomerase peptides for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims. Pharmexa has appealed that decision to the Technical Board of Appeal (TBA), seeking restoration of the original claims, while Geron has cross-appealed, seeking revocation of all the claims.

     In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. Geron will appeal that decision to the TBA. We are also seeking to obtain patent coverage for telomerase peptides through a European divisional patent application.

     The appeals in each of these European opposition cases will likely take a minimum of 12 months and possibly considerably longer. These oppositions reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also involved in other patent oppositions in Europe, Australia and New Zealand.

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

     Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of potential products or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our potential products, and we initiate negotiation for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in product development. In cases where we are unable to license necessary technologies, we could be prevented from developing certain potential products. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business.

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

     The development and commercialization of potential products will be delayed if collaborators or joint venture partners fail to conduct these activities in a timely manner or at all. For example in 2005, we terminated our license to Dendreon Corporation because of its failure to meet diligence requirements in our agreement. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

     We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our GRN163L, GRNVAC1 and GRNOPC1 programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

     Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.

     We have identified a material weakness in our internal control over financial reporting which pertains to controls relating to the process of accounting for complex non-routine transactions. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.” As of the date of this annual report on Form 10-K, we are in the process of implementing remedial measures related to the material weakness identified. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weakness identified are not successful or if other deficiencies occur, these weaknesses or deficiencies could result misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Potential restrictions or a ban on nuclear transfer could prevent us from benefiting financially from our research in this area.

     Our nuclear transfer technology could theoretically be used to produce human embryos for the derivation of embryonic stem cells (sometimes referred to as therapeutic cloning) or cloned humans (sometimes referred to as reproductive cloning). The U.S. Congress has recently considered legislation that would ban human therapeutic cloning as well as reproductive cloning. Such a bill was passed by the House of Representatives, although not by the Senate. The July 2002 report of the President’s Council on Bioethics recommended a four-year moratorium on therapeutic cloning. If human therapeutic cloning is restricted or banned, we will not be able to benefit from the scientific knowledge that would be generated by research in that area. Further, if regulatory bodies were to restrict or ban the sale of food products from cloned animals, our financial participation in the businesses of our nuclear transfer licensees or the value of our ownership in our joint venture, Start Licensing, could be significantly harmed.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and December 2006, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and December 31, 2006, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of December 31, 2006, we had 200,000,000 shares of common stock authorized for issuance and 70,449,058 shares of common stock outstanding. In addition, as of December 31, 2006, we have reserved for future issuance approximately 28,624,875 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.   PROPERTIES

     We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2008. In March 2004, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 363,039 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from February 1, 2004 through July 31, 2008. We also currently lease 150 square feet of office space on a month to month basis at the Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. We believe that our existing facilities are adequate to meet our requirements for the near term.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our common stock is quoted on the Nasdaq Global Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Stock Market of our common stock for each of the quarters in the years ended December 31, 2006 and 2005 are as follows:

	High	Low
Year ended December 31, 2006
First quarter	$9.34	$7.59
Second quarter	$8.09	$6.20
Third quarter	$7.21	$5.87
Fourth quarter	$9.52	$6.14
Year ended December 31, 2005
First quarter	$9.37	$6.11
Second quarter	$8.00	$5.68
Third quarter	$11.74	$7.78
Fourth quarter	$10.63	$8.61

     As of March 2, 2007, there were approximately 889 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On March 2, 2007, the closing price for our common stock was $7.23 per share.

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

PERFORMANCE MEASUREMENT COMPARISON (1)

     The following graph compares total stockholder returns of the Company for the last five fiscal years beginning December 31, 2001 to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Stock Market-U.S. Companies (the Nasdaq-US) and the Nasdaq Pharmaceutical Index (the Nasdaq-Pharmaceutical). The total return for the Company’s stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on the Company’s stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Market (the NGM). The Nasdaq-Pharmaceutical, which is calculated and supplied by Nasdaq, represents pharmaceutical companies, including biotechnology companies, trading on Nasdaq under the Standard Industrial Classification (SIC) Code No. 283 Drugs main category (2833 — Medicinals & Botanicals, 2834 — Pharmaceutical Preparations, 2835 — Diagnostic Substances, 2836 — Biological Products). The Company’s Common Stock is traded on the NGM and is a component of both the Nasdaq-US and the Nasdaq-Pharmaceutical.

     Comparison of Five Year Cumulative Total Return on Investment Among
Geron Corporation, the Nasdaq-US Index and the Nasdaq-Pharmaceutical Index(2)

____________________

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of the Company, the Nasdaq-US and the Nasdaq-Pharmaceutical on December 31, 2001. The cumulative total return on the Company’s stock has been computed based on a price of $8.70 per share, the price at which the Company’s shares closed on December 31, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2006, we issued 161,238 shares of Geron common stock to Cambrex Bioscience Walkersville, Inc. (Cambrex) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Cambrex is manufacturing certain products for our telomerase cancer vaccine program. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of December 31, 2006, $554,000 remained as a prepaid asset.

     In November 2006, we issued 114,155 shares of Geron common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to certain preclinical services in support of our programs. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and has been fully amortized to research and development expense as of December 31, 2006.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Cambrex and MPI represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information required by this Item concerning our equity compensation plans is incorporated by reference from the section captioned “Equity Compensation Plans” contained in our Definitive Proxy Statement related to the annual meeting of stockholders to be held May 23, 2007, to be filed with the Securities and Exchange Commission.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

     None.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the “Explanatory Note” immediately preceding Part 1, Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	Year Ended December 31,
		2005	2004	2003
		As	As	As
	2006	Restated (1)	Restated (1)	Restated (1)	2002
				(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues from collaborative agreements	$622	$290	$—	$72	$566
License fees and royalties	2,655	5,868	1,053	1,102	682
Total revenues	3,277	6,158	1,053	1,174	1,248
Operating expenses:
Research and development	41,234	35,080	30,084	25,551	29,822
Acquired in-process research technology (2)	—	—	45,150	—	—
General and administrative	9,403	8,788	7,104	5,803	7,126
Total operating expenses	50,637	43,868	82,338	31,354	36,948
Loss from operations	(47,360)	(37,710)	(81,285)	(30,180)	(35,700)
Unrealized gain (loss) on fair value
of warrants to purchase common stock	7,421	(161)	847	1,184	—
Interest and other income	8,704	4,658	1,552	1,810	2,548
Equity in losses of joint venture	—	(12)	—	—	—
Conversion expense (3)	—	—	—	(779)	—
Interest and other expense	(130)	(464)	(672)	(734)	(756)
Net loss	$(31,365)	$(33,689)	$(79,558)	$(28,699)	$(33,908)
Basic and diluted net loss per share:
Net loss per share	$(0.47)	$(0.58)	$(1.77)	$(0.93)	$(1.37)
Shares used in computing net loss per share	66,057,367	57,879,725	44,877,627	30,965,330	24,661,733
____________________

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)	In March 2004, we recognized $45.2 million of in-process research technology expense in connection with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.

(3)	In May 2003, we modified the terms of the series D convertible debentures and warrants. We recognized $779,000 as conversion expense related to this modification.

     The following table shows the unaudited consolidated statement of operations for the year ended December 31, 2003, as originally reported and as restated for the change in fair value of warrants to purchase common stock issued in connection with equity financings pursuant to effective shelf registration statements. The consolidated statements of operations for the years ended December 31, 2005 and 2004, in each case, as originally reported and as restated, are presented in Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

	Year Ended December 31, 2003
		(Unaudited)
		Adjustments
	As Reported	(1)	As Restated
	(In thousands, except share and per share data)
Revenues from collaborative agreements	$72	$—	$72
License fees and royalties	1,102	—	1,102
Total revenues	1,174	—	1,174
Operating expenses:
Research and development	25,551	—	25,551
General and administrative	5,803	—	5,803
Total operating expenses	31,354	—	31,354
Loss from operations	(30,180)	—	(30,180)
Unrealized gain (loss) on fair value of warrants to
purchase common stock	—	1,184	1,184
Interest and other income	1,810	—	1,810
Conversion expense	(779)	—	(779)
Interest and other expense	(734)	—	(734)
Net loss	$(29,883)	$1,184	$(28,699)

Basic and diluted net loss per share:

Net loss per share	$(0.97)	$0.04	$(0.93)
Shares used in computing net loss per share	30,965,330	30,965,330	30,965,330
____________________

(1)	See the “Explanatory Note” immediately preceeding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	December 31,
		2005	2004	2003
		As	As	As
	2006	Restated (1)	Restated (1)	Restated (1)	2002
			(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash
equivalents and marketable securities	$213,860	$191,003	$120,494	$109,780	$47,517
Working capital	170,377	171,310	97,795	94,796	41,128
Total assets	220,800	201,243	131,873	118,115	60,669
Long-term obligations	—	—	645	1,151	20,515
Accumulated deficit	(399,094)	(367,729)	(334,040)	(254,482)	(225,783)
Total stockholders’ equity	173,919	175,698	103,539	99,280	29,741
____________________

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

     The following table shows unaudited consolidated balance sheets as of December 31, 2004 and 2003, in each case, as originally reported and as restated for the effects related to the reclassification of equity financing warrants from stockholders’ equity to liabilities. The consolidated balance sheet as of December 31, 2005, as originally reported and as restated for the effects related to the reclassification of equity financing warrants from stockholders’ equity to liabilities, is presented in Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K.

	December 31, 2004
	(Unaudited)
		Adjustments
	As Reported	(1)	As Restated
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,846	$—	$9,846
Restricted cash	530	—	530
Marketable securities	110,118	—	110,118
Interest and other receivables	1,550	—	1,550
Notes receivable from related parties	147	—	147
Current portion of prepaid assets	2,586	—	2,586
Total current assets	124,777	—	124,777
Noncurrent portion of prepaid assets	3,212	—	3,212
Equity investments in licensees	489	—	489
Property and equipment, net	2,089	—	2,089
Deposits and other assets	175	—	175
Intangible assets, net	1,131	—	1,131
	$131,873	$—	$131,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,535	$—	$2,535
Accrued compensation	2,024	—	2,024
Accrued liabilities	822	—	822
Current portion of deferred revenue	477	—	477
Current portion of equipment loans	146	—	146
Current portion of research funding obligation	2,454	—	2,454
Fair value of warrants to purchase common stock	—	18,524	18,524
Total current liabilities	8,458	18,524	26,982
Noncurrent portion of deferred revenue	707	—	707
Noncurrent portion of equipment loans	55	—	55
Noncurrent portion of research funding obligation	590	—	590
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares
authorized; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000 shares
authorized; 52,220,332 shares issued and outstanding	52	—	52
Additional paid-in capital	458,965	(20,555)	438,410
Deferred compensation	(260)	—	(260)
Accumulated deficit	(336,071)	2,031	(334,040)
Accumulated other comprehensive loss	(623)	—	(623)
Total stockholders’ equity	122,063	(18,524)	103,539
	$131,873	$—	$131,873
____________________

(1)	See the “Explanatory Note” immediately preceeding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	December 31, 2003
	(Unaudited)
		Adjustments
	As Reported	(1)	As Restated
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,823	$—	$12,823
Restricted cash	530	—	530
Marketable securities	96,427	—	96,427
Interest and other receivables	1,146	—	1,146
Notes receivable from related parties	67	—	67
Current portion of prepaid assets	672	—	672
Total current assets	111,665	—	111,665
Noncurrent portion of prepaid assets	143	—	143
Equity investments in licensees	401	—	401
Notes receivable from related parties	172	—	172
Property and equipment, net	1,684	—	1,684
Deposits and other assets	231	—	231
Intangible assets, net	3,819	—	3,819
	$118,115	$—	$118,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$—	$1,297
Accrued compensation	2,499	—	2,499
Accrued liabilities	762	—	762
Current portion of deferred revenue	227	—	227
Current portion of equipment loans	176	—	176
Current portion of research funding obligation	4,864	—	4,864
Fair value of warrants to purchase common stock	—	7,044	7,044
Total current liabilities	9,825	7,044	16,869
Noncurrent portion of deferred revenue	815	—	815
Noncurrent portion of equipment loans	201	—	201
Noncurrent portion of research funding obligation	950	—	950
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares
authorized; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000 shares
authorized; 39,316,742 shares issued and outstanding	39	—	39
Additional paid-in capital	362,695	(8,228)	354,467
Deferred compensation	(231)	—	(231)
Accumulated deficit	(255,666)	1,184	(254,482)
Accumulated other comprehensive loss	(513)	—	(513)
Total stockholders’ equity	106,324	(7,044)	99,280
	$118,115	$—	$118,115
____________________

(1)	See the “Explanatory Note” immediately preceeding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the annual report and are statements regarding our intent, belief or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this annual report.

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part I, Item 8 of this annual report.

     Geron is a Menlo Park, California-based biopharmaceutical company that is developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure, diabetes and HIV/AIDS. The products are based on our core expertise in telomerase and human embryonic stem cells, as discussed in more detail in Item 1 “Business” of this annual report on Form 10-K beginning on page 1.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of this Form 10-K. We are restating our consolidated balance sheets as of December 31, 2005, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003, and each quarter of 2005 and the first three quarters of 2006. In Item 8, “Consolidated Financial Statements and Supplementary Data,” this Form 10-K reflects the restatement of the consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and the first three quarters in 2006. The restatement also is reflected in Item 6, “Selected Financial Data”, as of and for the years ended December 31, 2005, 2004 and 2003. Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects restatement of consolidated financial statements as of and for the years ended December 31, 2005 and 2004. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

     The restatement results from our review of recent guidance relating to Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19). Recent guidance described the application of Issue 00-19, particularly the provisions related to settlement in unregistered shares and registered shares and timely filing and registration requirements under U.S. securities laws. In order for a warrant to be classified as permanent equity under Issue 00-19, the settlement of such warrant in shares must be within the company’s control. We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. Issue 00-19 states that the ability to make timely filings and, therefore the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities. We have reported 2006 and restated prior consolidated balance sheets to account for the value of these warrants to purchase shares of our common stock as a liability, and have restated prior consolidated statements of operations for the quarterly change in fair value of the warrants. This restatement had no impact on previously reported revenues, operating expenses, total assets or cash position.

     Changes in fair value of the equity financing warrants resulted in an unrealized loss of $161,000 for the year ended December 31, 2005 and unrealized gains of $847,000 and $1,184,000 for the years ended December 31, 2004 and 2003, respectively, which had no impact on basic and diluted net loss per share for 2005 and decreased basic and diluted net loss per share by $0.02 and $0.04 for 2004 and 2003, respectively.

     The cumulative effect of the restatement adjustments on our consolidated balance sheets as of December 31, 2005, 2004 and 2003 is as follows:

	Fair Value of	Decrease in	Decrease in	Decrease in
	Warrants to Purchase	Additional	Accumulated	Stockholders’
As of December 31,	Common Stock	Paid-In Capital	Deficit	Equity
	(In thousands)
2005	$15,007	$16,877	$1,870	$15,007
2004 (unaudited)	18,524	20,555	2,031	18,524
2003 (unaudited)	7,044	8,228	1,184	7,044

     We have not separately amended our 2005, 2004 or 2003 Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and any independent registered public accounting firm’s report and related financial information for the affected periods contained in such audit reports should no longer be relied upon. Any disclosures in any such amendments to our Form 10-K or Form 10-Q for the periods affected by the restatement would in large part repeat the disclosures contained in this report. All financial and other information included in this Form 10-K reflects the restatement of our financial statements for such prior periods.

Quarterly Financial Information

     The restatement adjustment results from the reclassification of warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements from equity to liabilities based on our review of recent guidance relating to Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19). In accordance with Issue 00-19, the fair value of these warrants has been reflected on our restated consolidated balance sheets as fair value of warrants to purchase common stock from the inception of the equity financing. Upon exercise of a warrant for shares or expiration of a warrant, the fair value at that time is reclassified to equity from liabilities. Until that time, the fair value of the warrants is marked to market at each financial reporting date and the associated unrealized gain (loss) is recorded in the consolidated statements of operations as unrealized gain (loss) on fair value of warrants to purchase common stock. Net loss and net loss per share in restated periods reflect the recording of unrealized gain (loss) on fair value of warrants to purchase common stock as a result of changes in fair value of warrants to purchase common stock on the consolidated balance sheets.

     The restatement adjustment was not uniform in each quarter as a result of varying assumptions in calculating the fair value of these warrants using the Black Scholes option-pricing model as well as the addition of new warrants and the expiration or exercise of existing warrants. The restatement had no impact on previously reported quarterly revenues, operating expenses, total assets or cash position. See Note 17, “Selected Quarterly Financial Information (Unaudited),” in the Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the effects of the restatement on previously reported interim financial information.

     The following table shows unaudited consolidated financial information for each of the four quarters in 2006 and 2005, in each case, as originally reported and as restated.

	Quarter Ended		Quarter Ended		Quarter Ended		Quarter Ended
	March 31		June 30		September 30		December 31
								As
	As	As	As	As	As	As	As	Restated
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	for 2005
	(Unaudited, in thousands except per share amounts)
2006
Total revenues	$583	$583	$786	$786	$723	$723	$1,185
Operating loss	(10,862)	(10,862)	(11,408)	(11,408)	(12,094)	(12,094)	(12,996)
Unrealized gain (loss) on fair value of warrants to purchase common stock	—	4,082	—	3,996	—	1,784	(2,441)
Net loss	(9,010)	(4,928)	(9,257)	(5,261)	(9,837)	(8,053)	(13,123)
Basic and diluted net loss per share	$(0.14)	$(0.08)	$(0.14)	$(0.08)	$(0.15)	$(0.12)	$(0.20)

Total assets	$194,317	$194,317	$190,589	$190,589	$182,046	$182,046	$220,800
Fair value of warrants to purchase common stock	—	10,925	—	5,927	—	4,143	38,504
Total current liabilities	6,859	17,784	5,551	11,478	5,691	9,834	46,776
Additional paid-in capital	565,849	548,972	572,881	557,006	573,868	557,993	573,156
Accumulated deficit	(378,609)	(372,657)	(387,866)	(377,918)	(397,703)	(385,971)	(399,094)
Total stockholders’ equity	$186,504	$175,579	$184,340	$178,413	$175,913	$171,770	$173,919

2005
Total revenues	$59	$59	$4,671	$4,671	$673	$673	$755	$755
Operating loss	(10,363)	(10,363)	(3,897)	(3,897)	(12,921)	(12,921)	(10,529)	(10,529)
Unrealized gain (loss) on fair value of warrants to purchase common stock	—	3,972	—	(3,287)	—	(6,702)	—	5,856
Net loss	(9,688)	(5,716)	(3,082)	(6,369)	(11,862)	(18,564)	(8,896)	(3,040)
Basic and diluted net loss per share	$(0.18)	$(0.11)	$(0.06)	$(0.12)	$(0.21)	$(0.32)	$(0.14)	$(0.05)

Total assets	$135,870	$135,870	$137,939	$137,939	$209,755	$209,755	$201,243	$201,243
Fair value of warrants to purchase common stock	—	9,265	—	14,161	—	20,863	—	15,007
Total current liabilities	5,142	14,407	5,613	19,774	8,767	29,630	9,328	24,335
Additional paid-in capital	476,554	461,286	481,565	464,688	560,810	543,933	561,099	544,222
Accumulated deficit	(345,759)	(339,756)	(348,841)	(346,125)	(360,703)	(364,689)	(369,599)	(367,729)
Total stockholders’ equity	$129,740	$120,475	$131,868	$117,707	$199,314	$178,451	$190,705	$175,698

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

     We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when earned and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the term of the option agreement. We recognize milestone payments upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalties are generally recognized as revenue upon the receipt of payment of the royalty amount. We recognize cost reimbursement revenue under collaborative agreements, including related party agreements, as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

     We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives of these license agreements have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2006, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions to the currently active agreements in the future.

Valuation of Equity-Based Compensation

     On January 1, 2006, we began accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Under SFAS 123R, we are required to measure and recognize compensation expense for all stock-based awards to our employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP) based on estimated fair values. We estimated the fair value of stock awards and ESPP shares using the Black Scholes option-pricing model. Option-pricing model assumptions such as expected volatility, risk-free interest rate and estimated term impact the fair value estimate. Further, the estimated forfeiture rate impacts the amount of aggregate compensation recognized during the period. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

     Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we reviewed actual historical exercise and cancellation data and the remaining outstanding options not yet exercised or cancelled. The expected term of employees’ purchase rights, under our ESPP, is equal to the purchase period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeiture rate was estimated based on historical experience and will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

     Prior to the implementation of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and made pro forma footnote disclosures as required by Statement of Financial

Accounting Standards No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations for stock options granted to employees and directors because the exercise price of the stock options equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using the Black Scholes option-pricing model.

     We continue to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognized stock-based compensation expense of $603,000, $655,000 and $42,000 for the fair value of the vested portion of non-employee awards in our consolidated statements of operations for 2006, 2005 and 2004, respectively.

     Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $4.4 million. There was no employee or director stock-based compensation expense recognized for the years ended December 31, 2005 and 2004 related to stock-based awards and ESPP purchases. As of December 31, 2006, total compensation cost related to unvested stock-based awards not yet recognized was $8.4 million which is expected to be recognized over the next 17 months on a weighted-average basis.

     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

Valuation of Equity Financing Warrants

     We issued warrants in connection with equity financings pursuant to effective shelf registration statements. We account for these warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock.” We use the Black Scholes option-pricing model to determine the fair value of these warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates. If factors change and we employ different assumptions in future periods, the fair value of these warrants reflected as of each balance sheet date and the resulting change in fair value that we record may differ significantly from what we have recorded in previous periods.

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

Revenues

     We recognized $622,000 of revenues from collaborative agreements in 2006 compared to $290,000 in 2005 and none in 2004. Revenues in 2006 and 2005 primarily reflected amounts earned under a contract to perform scientific research services to a related party, our joint venture in Hong Kong, TA Therapeutics.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $2.6 million, $5.8 million and $944,000 in 2006, 2005 and 2004, respectively, related to our various agreements. Decrease in license revenues in 2006 reflected the $4.0 million license fee payment received in 2005 in connection with the transfer of nuclear transfer intellectual property rights for use in animal cloning to our joint venture, Start Licensing, Inc., offset by an additional $1.0 million in revenue recognized in 2006 in connection with our collaborative agreement with Merck. We expect to recognize revenue of $1.2 million in 2007, $27,000 in 2008, $27,000 in 2009, $27,000 in 2010 and $25,000 thereafter related to our existing deferred revenue. However, current revenues may not be predictive of future revenues.

     We received royalties of $103,000, $66,000 and $109,000 in 2006, 2005 and 2004, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $41.2 million, $35.1 million and $30.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 from 2005 was primarily the result of higher personnel-related expenses of $4.9 million, including $2.3 million for stock-based compensation expense associated with stock options, increased costs of $2.9 million for preclinical studies of GRNOPC1 and clinical studies of GRN163L, increased manufacturing costs of $2.0 million related to GRNVAC1, increased consulting expense of $550,000 and increased scientific supplies of $450,000, partially offset by reduced raw materials purchases of $4.7 million for the manufacture of GRN163L. The increase in 2005 from 2004 was primarily the result of an increase in personnel-related costs of $2.8 million for additional scientific headcount, an increase in clinical consulting costs related to GRN163L of $1.8 million, and an increase in scientific supplies expense of $1.4 million, partially offset by a reduction in preclinical study expenses of $1.0 million as a result of the commencement of clinical trials for GRN163L in 2005. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. Currently four sites have been designated as patient enrollment centers for our Phase I/II clinical trial of GRN163L in patients with chronic lymphocytic leukemia. In April 2006, we initiated clinical testing of GRN163L in patients with solid tumor malignancies at one site. Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We filed an IND to initiate a Phase I/II clinical trial of our telomerase vaccine using the prime/boost scheme in patients with acute myelogenous leukemia. We are in the process of initiating multiple sites to begin enrolling patients into this study.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to grow, maintain and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells, including cryopreserved formulations in order to deliver these therapeutic cells “on demand”. We are now testing six different hESC-derived therapeutic cell types in animal models. From these studies, we are advancing development of two hESC-based therapeutics to clinical testing.

     Research and development expenses incurred under each of these programs are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Oncology	$22,771	$21,898	$17,139
hESC Therapies	18,463	13,182	12,945
Total	$41,234	$35,080	$30,084

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

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

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more product candidates may not result in any commercially viable products” in Part I, Item 1A entitled “Risk Factors” and elsewhere in this annual report.

General and Administrative Expenses

     General and administrative expenses were $9.4 million, $8.8 million and $7.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 from 2005 was primarily due to the recognition of compensation expense related to stock option grants, offset by reduced consulting expense. The increase in 2005 from 2004 was primarily due to the recognition of $2.6 million of consulting expense associated with the fair value of a warrant issued to a consultant in conjunction with the establishment of TA Therapeutics, Ltd., our joint venture in Hong Kong. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Fair Value of Warrants to Purchase Common Stock

     Unrealized gain (loss) on fair value of warrants to purchase common stock reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock that are classified as liabilities. Under Issue 00-19, warrants classified as liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. We incurred an unrealized gain of $7.4 million and $847,000 for the years ended December 31, 2006 and 2004, respectively, and an unrealized loss of $161,000 for the year ended December 31, 2005. See the “Explanatory Note” immediately preceeding Part I, Item I and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K for further discussion of unrealized gain (loss) on fair value of warrants to purchase common stock.

Interest and Other Income and Equity in Losses of Joint Venture

     Interest income was $8.9 million, $4.7 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 from 2005 was primarily due to increased interest rates and higher cash and investment balances as a result of proceeds received from the public offering in September 2005 and private equity financing in December 2006. The increase in 2005 as compared to 2004 was due to increased interest rates and higher cash and investment balances as a result of proceeds received from the public offering in September 2005. We also received $74,000 in research payments under government grants for the year ended December 31, 2004, and recorded these amounts as other income.

     Also included in interest income for the years ended December 31, 2006, 2005 and 2004, were realized losses of $172,000, $192,000 and $226,000, respectively, related to other-than-temporary declines in value for our equity investments in licensees as well as net realized gains of $7,000 and $94,000 for 2006 and 2005, respectively, and net realized loss of $14,000 for 2004 related to equity investments in licensees.

     In March 2005, we formed TA Therapeutics, Ltd. (TAT) in Hong Kong to conduct research and develop telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease. In 2005, we recognized $12,000 of loss for our proportionate share of net losses from the joint venture. Since our share of TAT’s net losses exceeds the original carrying value of the equity investment, we discontinued the application of the equity method of accounting as of June 30, 2005.

Interest and Other Expense

     Interest and other expense was $130,000, $464,000 and $672,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in interest and other expense for 2006 and 2005 compared to 2004 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation in May 2005.

Net Loss

     Net loss was $31.4 million for the year ended December 31, 2006 and $33.7 million and $79.6 million for the restated years ended December 31, 2005 and 2004, respectively. Overall net loss for 2006 decreased compared to 2005 primarily due to unrealized gains on warrants to purchase common stock offset by increased operating expenses for the clinical development of GRN163L and GRNVAC1 and reduced license fee revenue. Absent the acquired in-process research technology expense of $45.2 million, overall restated net loss for 2005 decreased relative to restated 2004 primarily due to increased license fee revenue from the Merck and Start transactions and interest income, partially offset by higher operating expenses associated with increased scientific headcount and the warrant issuance related to consulting services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2006 were $213.9 million, compared to $191.0 million at December 31, 2005 and $120.5 million at December 31, 2004. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2006 was primarily the result of a private equity financing consummated in December 2006 which resulted in net cash proceeds of $39.9 million. The increase in cash, restricted cash, cash equivalents and marketable securities in 2005 was due to the receipt of $12.5 million in net cash proceeds from the exercise of warrants, $4.0 million in proceeds from the sale of common stock to Hong Kong investors, $4.0 million in connection with the Start Licensing, Inc. joint venture, $3.5 million in connection with the Merck collaboration and $76.0 million of net proceeds in September 2005 from our underwritten public offering of common stock and the exercise of the warrant held by Merck.

Cash Flows from Operating Activities

     Net cash used in operations was $26.4 million, $20.6 million and $25.9 million in 2006, 2005 and 2004, respectively. The increase in net cash used for operations in 2006 was primarily the result of increased operating expenses. The decrease in net cash used for operations in 2005 was primarily the result of increased cash received from interest income and license fees which offset higher operating expenses related to increased scientific headcount.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $16.9 million and $13.0 million in 2006 and 2005, respectively, compared to net cash used of $18.2 million in 2004. The increase in net cash provided by investing activities in 2006 compared to 2005 and 2005 compared to 2004 reflected increased proceeds from the maturities of marketable securities.

     Since inception through December 31, 2006, we have invested approximately $16.3 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility totaled $55,000 in 2006. As of December 31, 2006, no payments were due under the equipment financing facilities. As of December 31, 2006, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for new equipment financing facilities in 2007 to further fund equipment purchases. If we are unable to renew the commitment, we will be obliged to use our own cash resources for capital expenditures.

Cash Flows from Financing Activities

     Net cash provided by financing activities in 2006 of $48.7 million primarily reflected the receipt of $7.6 million in proceeds from the exercise of warrants issued to institutional investors and net proceeds of $39.9 million from the sale of common stock and warrants to institutional investors. Net cash provided by financing activities in 2005 of $94.4 million reflected the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004, $4.0 million in proceeds from the sale of our common stock to Hong Kong investors and $76.0 million in net proceeds from the underwritten public offering of common stock and the exercise of the Merck warrant in September 2005. Net cash provided by financing activities in 2004 of $41.1 million included the net proceeds from the sale of our common stock and warrants to institutional investors for approximately $39.9 million.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Operating leases (2)	$—	$—	$—	$—	$—
Research funding (3)	6,638	4,176	1,178	514	770
Total contractual cash obligations	$6,638	$4,176	$1,178	$514	$770
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there was a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including our Hong Kong joint venture.

     We estimate that our existing capital resources, interest income and equipment financing facilities will be sufficient to fund our current level of operations through at least December 2008. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of high-grade corporate notes, commercial paper and asset-backed securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2006 was $213.0 million. These investments include $135.6 million of cash and cash equivalents which are due in less than 90 days, $24.4 million of asset-backed securities which have varying maturity dates, and $53.0 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes, commercial paper, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of December 31, 2006, there was an immaterial currency exchange impact from our intercompany transactions. Our financial obligation to the Roslin Institute, which was denominated in British pounds sterling, has been fully paid as of June 30, 2006. As of December 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and the related notes thereto, of Geron Corporation and the Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2006 and 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2006 and 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 (restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Geron Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Note 2 to the consolidated financial statements, the Company has restated previously issued consolidated financial statements as of December 31, 2005 and for each of the years in the two year period ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Geron Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion, on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California
March 14, 2007

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
		2005
		As
	2006	Restated (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$135,882	$96,633
Restricted cash	530	530
Marketable securities	77,448	93,840
Interest and other receivables (including amounts from related parties:
2006-$293, 2005-$194)	1,268	2,304
Current portion of prepaid assets	2,025	2,338
Total current assets	217,153	195,645
Noncurrent portion of prepaid assets	396	1,622
Equity investments in licensees	175	331
Property and equipment, net	2,482	2,754
Deposits and other assets	594	514
Intangible assets, net	—	377
	$220,800	$201,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,959	$1,906
Accrued compensation	2,938	2,470
Accrued liabilities	2,216	1,299
Current portion of deferred revenue	1,159	2,180
Current portion of equipment loans	—	55
Current portion of research funding obligation	—	1,418
Fair value of warrants to purchase common stock	38,504	15,007
Total current liabilities	46,776	24,335
Noncurrent portion of deferred revenue	105	1,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
70,449,058 and 64,829,857 shares issued and outstanding at December
31, 2006 and 2005, respectively	70	65
Additional paid-in capital	573,156	544,222
Deferred compensation	—	(357)
Accumulated deficit	(399,094)	(367,729)
Accumulated other comprehensive loss	(213)	(503)
Total stockholders’ equity	173,919	175,698
	$220,800	$201,243
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
		2005	2004
		As	As
	2006	Restated (1)	Restated (1)
	(In thousands, except share and per share data)
Revenues from collaborative agreements (including
amounts from related parties: 2006-$446, 2005-$290,
2004-none)	$622	$290	$—
License fees and royalties (including amounts from related
parties: 2006-none, 2005-$4,000, 2004-none)	2,655	5,868	1,053
Total revenues	3,277	6,158	1,053
Operating expenses:
Research and development (including amounts
for related parties: 2006-$446, 2005-$290,
2004-none)	41,234	35,080	30,084
Acquired in-process research technology	—	—	45,150
General and administrative	9,403	8,788	7,104
Total operating expenses	50,637	43,868	82,338
Loss from operations	(47,360)	(37,710)	(81,285)
Unrealized gain (loss) on fair value of warrants to purchase
common stock	7,421	(161)	847
Interest and other income	8,704	4,658	1,552
Equity in losses of joint venture	—	(12)	—
Interest and other expense	(130)	(464)	(672)
Net loss	$(31,365)	$(33,689)	$(79,558)

Basic and diluted net loss per share:

Net loss per share	$(0.47)	$(0.58)	$(1.77)
Shares used in computing net loss per share	66,057,367	57,879,725	44,877,627
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Accumu-	Accumu-	Total
			Paid-In	Deferred	lated	lated Other	Stockholders’
	Common Stock		Capital	Compen-	Deficit	Comprehensive	Equity
	Shares	Amount	(Restated)	sation	(Restated)	Income (Loss)	(Restated)
	(In thousands, except share data)
Balances at December 31, 2003 (as restated)	39,316,742	$39	$354,467	$(231)	$(254,482)	$(513)	$99,280
Net loss (as restated)	—	—	—		(79,558)	—	(79,558)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	(133)	(133)
Cumulative translation adjustment	—	—	—	—	—	23	23
Comprehensive loss							(79,668)
Issuance of common stock and warrants in connection
with private financing, net of issuance costs of $465	6,557,377	7	27,585	—	—	—	27,592
Issuance of common stock in acquisition of technology	5,000,000	5	45,145	—	—	—	45,150
Stock-based compensation related to issuance
of common stock and options in exchange for
services and prepaid facility rent	966,666	1	8,865	—	—	—	8,866
Issuance of common stock upon exercise of warrants	50,000	—	200	—	—	—	200
Issuance of common stock under employee
stock plans, net	290,051	—	1,749	—	—	—	1,749
401(k) contribution	39,496	—	399	—	—	—	399
Deferred compensation related to unvested 401(k)
contribution	—	—	—	(125)	—	—	(125)
Amortization of deferred compensation related to 401(k)
contributions	—	—	—	96	—	—	96
Balances at December 31, 2004 (as restated)	52,220,332	52	438,410	(260)	(334,040)	(623)	103,539
Net loss (as restated)	—	—	—	—	(33,689)	—	(33,689)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	162	162
Cumulative translation adjustment	—	—	—	—	—	(42)	(42)
Comprehensive loss							(33,569)
Issuance of common stock and warrants in connection
with private financing, net of issuance costs of $32	740,741	1	2,358	—	—	—	2,359
Issuance of common stock in connection with public
offering, net of issuance costs of $4,115	6,900,000	7	57,978	—	—	—	57,985
Stock-based compensation related to issuance of common
stock and options in exchange for services	270,095	—	5,735	—	—	—	5,735
Issuance of common stock upon exercise of warrants	4,049,180	4	35,783	—	—	—	35,787
Issuance of common stock under employee
stock plans, net	593,265	1	3,462	7	—	—	3,470
401(k) contribution	56,244	—	496	—	—	—	496
Deferred compensation related to unvested
401(k) contribution	—	—	—	(227)	—	—	(227)
Amortization of deferred compensation related to
401(k) contributions	—	—	—	123	—	—	123
Balances at December 31, 2005 (as restated)	64,829,857	65	544,222	(357)	(367,729)	(503)	175,698
Net loss	—	—	—	—	(31,365)	—	(31,365)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	291	291
Cumulative translation adjustment	—	—	—	—	—	(1)	(1)
Comprehensive loss							(31,075)
Issuance of common stock and warrants in connection
with private financing, net of issuance costs of $61	3,423,314	3	8,016	—	—	—	8,019
Stock-based compensation related to issuance of common
stock and options in exchange for services	539,689	1	4,754	—	—	—	4,755
Issuance of common stock upon exercise of warrants	1,101,447	1	8,565	—	—	—	8,566
Issuance of common stock under employee
stock plans, net	474,630	—	3,055	—	—	—	3,055
Stock-based compensation expense under SFAS 123(R)	—	—	4,009	357	—	—	4,366
401(k) contribution	80,121	—	681	—	—	—	681
Unearned 401(k) contribution	—	—	(307)	—	—	—	(307)
Earned 401(k) contributions	—	—	161	—	—	—	161
Balances at December 31, 2006	70,449,058	$70	$573,156	$—	$(399,094)	$(213)	$173,919

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2005	2004
		As	As
	2006	Restated (1)	Restated (1)
	(In thousands)
Cash flows from operating activities
Net loss	$(31,365)	$(33,689)	$(79,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,051	977	1,121
Accretion and amortization on investments	(987)	1,882	2,794
Issuance of common stock in exchange for acquired in-process
research technology	—	—	45,150
Issuance of common stock and warrants in exchange for
services by non-employees	3,018	4,716	3,504
Stock-based compensation for employees and directors	4,366	—	—
Stock-based compensation for stock grants to employees	216	—	—
Accretion of interest on research funding obligation	—	245	491
Amortization related to 401(k) contributions	161	130	96
Loss on equity investments in licensees	166	131	240
Amortization of intangible assets, principally research related	377	754	2,688
Unrealized (gain) loss on fair value of warrants to purchase
common stock	(7,421)	161	(847)
Changes in assets and liabilities:
Interest and other receivables	1,085	(736)	(404)
Prepaid assets	3,276	2,799	306
Notes receivable from related parties	—	147	92
Equity investments in licensees	—	(12)	(308)
Deposits and other assets	(80)	(339)	56
Accounts payable	53	(629)	1,238
Accrued compensation	2,333	2,022	378
Accrued liabilities	917	535	134
Deferred revenue	(2,126)	2,206	142
Research funding payments	(1,418)	(1,871)	(3,261)
Translation adjustment	(1)	(42)	23
Net cash used in operating activities	(26,379)	(20,613)	(25,925)
Cash flows from investing activities
Capital expenditures	(779)	(1,642)	(1,526)
Purchases of marketable securities	(135,883)	(129,305)	(110,210)
Proceeds from maturities of marketable securities	153,543	143,695	93,371
Proceeds from sales of marketable equity investments in licensees	—	207	201
Net cash provided by (used in) investing activities	16,881	12,955	(18,164)
Cash flows from financing activities
Payments of obligations under capital leases and equipment loans	(55)	(146)	(176)
Proceeds from issuance of common stock, net of issuance costs	48,802	94,591	41,288
Net cash provided by financing activities	48,747	94,445	41,112
Net increase (decrease) in cash and cash equivalents	39,249	86,787	(2,977)
Cash and cash equivalents, at beginning of year	96,633	9,846	12,823
Cash and cash equivalents, at end of year	$135,882	$96,633	$9,846
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Geron Corporation (“we” or “Geron”) was incorporated in the State of Delaware on November 29, 1990. We are a biopharmaceutical company that is developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure, diabetes and HIV/AIDS. The products are based on our core expertise in telomerase and human embryonic stem cells. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of our management to obtain additional financing as required.

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

     Diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,112,060, 2,202,274 and 1,917,818 shares for 2006, 2005, and 2004, respectively, related to outstanding options and warrants (as determined using the treasury stock method at the estimated average market value).

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

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds, U.S. government agency securities and commercial paper. Our investments include commercial paper, corporate notes in United States corporations and asset-backed securities with original maturities ranging from three to six months.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2006, 2005 and 2004. Dividend and interest income are recognized when earned. See Note 3 on Financial Instruments and Credit Risk.

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

     We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Nonrefundable signing or license fees that are not dependent on future performance under these agreements or the intellectual property related to the license has been delivered are recognized as revenue when earned and over the term of the arrangement if we have continuing performance obligations. Option payments are recognized as revenue over the term of the option agreement. Milestone payments are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment.

     We recognize revenue under collaborative agreements, including related party agreements, as the related research and development costs for services are rendered. Deferred revenue represents the portion of research and license payments received which have not been earned. Through March 31, 2004, we received funding from United States government grants that supported our research efforts in defined research projects. Those grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Funding associated with those grants was recognized as revenue upon receipt of reimbursement and was included in interest and other income.

Restricted Cash

     As of December 31, 2006 and 2005, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable and Non-Marketable Equity Investments in Licensees and Joint Ventures

     Investments in non-marketable nonpublic companies are carried at cost, as adjusted for other-than-temporary impairments. Investments in marketable equity securities are carried at the market value as of the balance sheet date. For marketable equity securities, unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

     We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. See Note 3 on Financial Instruments and Credit Risk.

Intangible Asset and Research Funding Obligation

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date and was capitalized as an intangible asset that was being amortized as research and development expense over the six-year funding period. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. As of December 31, 2005, the imputed interest for the research funding obligation had been fully accreted. As of December 31, 2006, the intangible asset had been fully amortized and the research funding obligation fully paid.

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, clinical trial expense and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     For the year ended December 31, 2006, we recognized stock-based compensation expense of $4,366,000 related to employee and director stock awards and ESPP purchases under SFAS 123R. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the year ended December 31, 2006, since we reported an operating loss. There was no stock-based compensation expense related to employee and director stock awards and ESPP purchases recognized during the years ended December 31, 2005 and 2004. Upon the adoption of SFAS 123R, deferred compensation of $357,000 has been reclassified into additional paid-in capital. For the year ended December 31, 2006, the implementation of SFAS 123R increased loss from operations and net loss by $4,366,000 and basic and fully diluted net loss per share by $0.07. The implementation of SFAS 123R did not have an impact on cash flows from operations or financing activities for the year ended December 31, 2006. As of December 31, 2006, total compensation cost related to unvested stock awards not yet recognized was $8,434,000 which is expected to be recognized over the next 17 months on a weighted-average basis.

      We used the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock-based awards which was also used for valuing stock-based awards for pro forma information required under SFAS 123. For additional information, see Note 11 on Stockholders’ Equity. The determination of fair value for stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee exercise behaviors. Option-pricing models have been developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. However, because our employee stock-based awards have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, existing valuation models may not provide an accurate measure of the fair value of our stock-based awards. Although the fair value of our stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

     We continue to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our consolidated statements of operations.

Warrants Issued in Connection with Equity Financings

     We apply the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), Statement of Financial Accounting Standards No 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150) and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19).

     For warrants classified as assets or liabilities under Issue 00-19, the fair value of the warrants is recorded on the consolidated balance sheet at issuance and marked to market at each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as an unrealized gain (loss) on fair value of warrants to purchase common stock. Fair value of warrants subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants continue to be reported as an asset or liability until such time as the warrants are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of the warrants is reclassified from assets or liabilities to stockholders’ equity. For warrants classified as permanent equity under Issue 00-19, the fair value of the warrants is recorded in stockholders’ equity and no further adjustments are made.

Comprehensive Income (Loss)

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive loss are as follows:

	December 31,
	2006	2005
	(In thousands)
Unrealized loss on available-for-sale securities and marketable equity investments in licensees	$(40)	$(331)
Foreign currency translation adjustments	(173)	(172)
	$(213)	$(503)

     As of December 31, 2006 and 2005, we recognized other-than-temporary impairment charges of $172,000 and $192,000, respectively, related to our equity investments in licensees. In addition, $10,000 and $192,000 of previously recognized unrealized loss was eliminated from accumulated other comprehensive loss in 2006 and 2005, respectively. See Note 3 on Marketable and Non-Marketable Equity Investments in Licensees.

Income Taxes

     We apply the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Customers and Suppliers

     The majority of our revenue was earned in the United States. One existing customer and related parties accounted for approximately 56% and 14%, respectively, of our 2006 revenues. Two customers accounted for 82% of our 2005 revenues. Three customers accounted for 45% of our 2004 revenues.

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

Other Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore we expect to adopt FIN 48 at the beginning of fiscal 2007. We have not yet determined the impact of this accounting standard.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our results of operations and financial position.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements of assets and liabilities of a company. The measurement and disclosure requirements are effective in the first quarter of 2007. We are currently evaluating whether SFAS 157 will result in a change to our fair value measurements and have not yet determined the impact on our consolidated financial position, results of operations or cash flows.

     In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides a fair value measurement option for certain hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation. The requirements are effective in the first quarter of 2007. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

2.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     We are restating our consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, and each quarter of 2005 and the first three quarters of 2006. This Annual Report on Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended December 31, 2005, 2004 and 2003 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of and for the years ended December 31, 2005 and 2004. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The restatement results from our review of recent guidance relating to Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19). Recent guidance described the application of Issue 00-19, particularly the provisions related to settlement in unregistered shares and registered shares and timely filing and registration requirements under U.S. securities laws. In order for a warrant to be classified as permanent equity under Issue 00-19, the settlement of such warrant in shares must be within the company’s control. We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. Issue 00-19 states that the ability to make timely filings and, therefore the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities. We have reported 2006 and restated prior consolidated balance sheets to account for the value of these warrants to purchase shares of our common stock as a liability, and have restated prior consolidated statements of operations for the quarterly change in fair value of these warrants. This restatement had no impact on previously reported revenues, operating expenses, total assets or cash position.

     We valued the warrants subject to Issue 00-19 using the Black Scholes option-pricing model with the following assumptions:

  Expected term equal to the remaining term of the warrant.

  Volatility equal to the historical volatility of our common stock for the remaining term of the warrant.

  Risk-free interest rate based upon the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the warrant.

  Dividend yield equal to zero since we have not historically paid any dividends.

     Following are the warrants issued during 2003 to 2005, in connection with equity financings that are subject to the Issue 00-19 classification as liabilities, their initial fair value and the fair value upon exercise or expiration of the warrant:

						Fair Value At
				Initial Fair	Exercise or	Exercise or
	Exercise	Number of	Expiration	Value	Expiry	Expiration
Issuance Date	Price	Shares	Date	(In thousands)	Date	(In thousands)
April 2005	$7.95	370,370	April 2010	$1,609	n/a (1)	n/a (1)
November 2004	$8.62	2,295,082	November 2008	$10,110	n/a (1)	n/a (1)
November 2004	$6.10	2,049,180	January 2005	$2,693	January 2005	$5,287
November 2004	$0.01	1,698,361	November 2006	$11,822	December 2004	$12,297
October 2003	$16.15	600,000	October 2006	$6,191	October 2006	$—
April 2003	$6.34	600,000	April 2006	$2,036	April 2006	$1,002
____________________

(1)	These warrants have not been exercised by their holder nor have they expired as of December 31, 2006.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Upon exercise of the warrant for shares or expiration of the warrant, the fair value at that time is reclassified to equity from liabilities. Until that time, the fair value of the warrants is marked to market at each financial reporting date and the associated unrealized gain (loss) is recorded in the consolidated statements of operations. The incremental impact for the unrealized gain (loss) from the valuation of warrants to purchase common stock is as follows:

		Basic and
		Diluted	Adjusted		Basic and
	Net Loss	Net Loss	Unrealized	Net Loss	Diluted Net
	As Reported	Per Share	Gain (Loss)	As Restated	Loss Per Share
Year Ended December 31,	(In thousands)	As Reported	(In thousands)	(In thousands)	As Restated
2005	$(33,528)	$(0.58)	$(161)	$(33,689)	$(0.58)
2004	$(80,405)	$(1.79)	$847	$(79,558)	$(1.77)
2003 (unaudited)	$(29,883)	$(0.97)	$1,184	$(28,699)	$(0.93)

     Net cash flows from operating, investing and financing activities for all periods presented were not affected by this restatement; however, certain components comprising cash flows from operating activities in 2005 and 2004 were restated.

     The following table presents the effects to our previously reported consolidated balance sheet as of December 31, 2005 for the reclassification of our equity financing warrants to liabilities:

	December 31, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,633	$—	$96,633
Restricted cash	530	—	530
Marketable securities	93,840	—	93,840
Interest and other receivables (including amounts from
related parties - $194)	2,304	—	2,304
Current portion of prepaid assets	2,338	—	2,338
Total current assets	195,645	—	195,645
Noncurrent portion of prepaid assets	1,622	—	1,622
Equity investments in licensees	331	—	331
Property and equipment, net	2,754	—	2,754
Deposits and other assets	514	—	514
Intangible assets, net	377	—	377
	$201,243	$—	$201,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,906	$—	$1,906
Accrued compensation	2,470	—	2,470
Accrued liabilities	1,299	—	1,299
Current portion of deferred revenue	2,180	—	2,180
Current portion of equipment loans	55	—	55
Current portion of research funding obligation	1,418	—	1,418
Fair value of warrants to purchase common stock	—	15,007	15,007
Total current liabilities	9,328	15,007	24,335
Noncurrent portion of deferred revenue	1,210	—	1,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000
shares authorized; no shares
issued and outstanding	—	—	—

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
Common stock, $0.001 par value; 100,000,000
shares authorized; 64,829,857 shares
issued and outstanding	65	—	65
Additional paid-in capital	561,099	(16,877)	544,222
Deferred compensation	(357)	—	(357)
Accumulated deficit	(369,599)	1,870	(367,729)
Accumulated other comprehensive loss	(503)	—	(503)
Total stockholders’ equity	190,705	(15,007)	175,698
	$201,243	$—	$201,243

     The following table presents the impact of recognizing the change in fair value of warrants to purchase common stock in our previously reported consolidated statements of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except share and per share data)
Revenues from collaborative
agreements (including
amounts from related
parties: 2005-$290, 2004-
none)	$290	$—	$290	$—	$—	$—
License fees and royalties
(including amounts from
related parties: 2005-
$4,000, 2004-none)	5,868	—	5,868	1,053	—	1,053
Total revenues	6,158	—	6,158	1,053	—	1,053
Operating expenses:
Research and development
(including amounts for
related parties: 2005-
$290, 2004-none)	35,080	—	35,080	30,084	—	30,084
Acquired in-process research
technology	—	—	—	45,150	—	45,150
General and administrative	8,788	—	8,788	7,104	—	7,104
Total operating expenses	43,868	—	43,868	82,338	—	82,338
Loss from operations	(37,710)	—	(37,710)	(81,285)	—	(81,285)
Unrealized gain (loss) on
fair value of warrants to
purchase common stock	—	(161)	(161)	—	847	847
Interest and other income	4,658	—	4,658	1,552	—	1,552
Equity in losses of joint venture	(12)	—	(12)	—	—	—
Interest and other expense	(464)	—	(464)	(672)	—	(672)
Net loss	$(33,528)	$(161)	$(33,689)	$(80,405)	$847	$(79,558)
Basic and diluted net loss per
share:
Net loss per share	$(0.58)	$(0.00)	$(0.58)	$(1.79)	$0.02	$(1.77)
Shares used in computing net
loss per share	57,879,725	57,879,725	57,879,725	44,877,627	44,877,627	44,877,627

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents the cumulative adjustments for each affected component of liabilities and stockholders’ equity at the end of each fiscal year:

	Fair Value of	Decrease in
	Warrants to Purchase	Additional	Decrease in	Decrease in
As of December 31,	Common Stock	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	(In thousands)
2005	$15,007	$16,877	$1,870	$15,007
2004 (unaudited)	18,524	20,555	2,031	18,524
2003 (unaudited)	7,044	8,228	1,184	7,044

3.   FINANCIAL INSTRUMENTS AND CREDIT RISK

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     Marketable debt securities by security type at December 31, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$45,894	$—	$—	$45,894
Commercial paper	89,747	—	(64)	89,683
	$135,641	$—	$(64)	$135,577
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Marketable securities:
Asset-backed securities	$24,423	$3	$—	$24,426
Commercial paper (due in less than 1 year)	47,687	27	—	47,714
Corporate notes (due in less than 1 year)	5,308	—	—	5,308
	$77,418	$30	$—	$77,448

Marketable debt securities by security type at December 31, 2005 were as follows:
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$6,807	$—	$—	$6,807
U.S. agency notes	4,734	—	(2)	4,732
Corporate notes	84,319	36	(1)	84,354
	$95,860	$36	$(3)	$95,893
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Marketable securities:
Asset-backed securities	$7,124	$—	$(9)	$7,115
Corporate notes (due in less than 1 year)	87,063	—	(338)	86,725
	$94,187	$—	$(347)	$93,840

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable debt and equity securities with unrealized losses at December 31, 2006 and 2005 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of December 31, 2006:
Commercial paper	$89,683	$(64)	$—	$—	$89,683	$(64)
Equity investments in licensees	4	(1)	3	(5)	7	(6)
	$89,687	$(65)	$3	$(5)	$89,690	$(70)
As of December 31, 2005:
Asset-backed securities	$7,115	$(9)	$—	$—	$7,115	$(9)
U.S. agency securities	4,732	(2)	—	—	4,732	(2)
Corporate notes	76,710	(248)	22,808	(91)	99,518	(339)
Equity investments in licensees	—	—	17	(15)	17	(15)
	$88,557	$(259)	$22,825	$(106)	$111,382	$(365)

     The gross unrealized losses related to commercial paper, corporate notes, U.S. agency notes and asset-backed securities were due to changes in interest rates. The gross unrealized losses related to equity investments in licensees were a result of declining valuations for those biopharmaceutical companies. We have determined that the gross unrealized losses on our investment securities as of December 31, 2006 and 2005 are temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our commercial paper, corporate notes, U.S. government agency securities and asset-backed securities are rated investment grade.

Marketable and Non-Marketable Equity Investments in Licensees

     In connection with our license agreement with Clone International Pty Ltd. signed in December 2000, we received equity equal to 33% of the outstanding stock of Clone International. As of December 31, 2006, our equity interest was 25%. As our share of Clone International’s operating losses exceeded the original carrying value of our investment, we discontinued the application of the equity method since September 30, 2005. No carrying value of Clone International equity remained at December 31, 2006 and 2005. We do not have any funding obligations under this license.

     We recognized charges of $172,000, $192,000 and $226,000 in 2006, 2005 and 2004, respectively, related to other-than-temporary declines in the fair values of certain of our equity investments. As of December 31, 2006 and 2005, the carrying values of our equity investments in non-marketable nonpublic companies were $169,000 and $314,000, respectively. We recognized net realized gains of $7,000 and $94,000 for 2006 and 2005, respectively, and net realized loss of $14,000 for 2004 related to equity investments in licensees.

Other Fair Value Disclosures

     At December 31, 2005, the fair value of equipment loans approximated the carrying value of $55,000. The fair value was estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2006, no balance remained outstanding for equipment loans.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

     We place our cash, restricted cash, cash equivalents, and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of high-grade corporate notes, commercial paper and asset-backed securities. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

4.   JOINT VENTURES AND RELATED PARTY TRANSACTIONS

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC) established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). Pursuant to the joint venture agreement with BRC, we contribute scientific leadership, development expertise, intellectual property and capital to TAT. BRC provides scientific leadership, a research team, capital and laboratory facilities. We and BRC each own 50% of TAT. Both parties also have agreed to contribute financially to fund the operations of TAT. BRC agreed to an initial capital contribution of $6,000,000, payable in six equal quarterly payments. Three months after BRC has fully paid this amount, we will contribute $2,000,000, payable in two equal quarterly payments. Operations for TAT began April 1, 2005. As of December 31, 2006, BRC had funded $3,277,000 to TAT.

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

     In March 2005, we also entered into a Services Agreement with TAT to provide research and development services for the company. TAT pays a fee in connection with our performance of the services. This fee approximates the actual direct costs incurred in performing these services. We recognize revenue under collaborative agreements as the related research and development services are rendered. We incurred related party research and development costs and related party revenue of $446,000 and $290,000, in 2006 and 2005, respectively, related to TAT. No related party revenues or costs were recognized in 2004. As of December 31, 2006 and 2005, related party receivables of $293,000 and $194,000, respectively, are included as interest and other receivables on the consolidated balance sheets.

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

     Pursuant to the FSA, Exeter provides initial operating capital and other management services to Start. Exeter made an initial capital contribution to Start and the remainder will be provided by them from time to time, but in any event within 24 months following the execution of the FSA. We have no financial obligations to provide operating capital for Start nor are we obligated to perform services or other activities for the joint venture. We received an upfront payment in cash of $4,000,000 from Start upon the execution of the FSA in consideration of the technology we contributed in excess of the value of the equity we received in Start. We recognized this payment as license fee revenue from related parties in April 2005.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in the joint venture by a proportionate share of Start’s earnings (losses). Any increases (decreases) are reflected separately in our consolidated statements of operations as equity in losses or income in the joint venture. The initial investment in Start reflected the book value of the intellectual property rights we conveyed to Start. Since there was no net book value associated with these intangible assets at the execution of this arrangement, no initial value was recognized for our investment in Start. We have not yet applied the equity method of accounting since our proportionate share of net losses in Start exceeded our original carrying value of the equity investment. If Start subsequently reports net income, we will apply the equity method only after our share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

     In conjunction with the joint venture agreement in 2005, we sold our equity interest in Exeter for proceeds of $200,000 and recognized a gain of $56,000 from this sale representing the excess of the cash proceeds over the carrying value of the investment.

5.   PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2006	2005
	(In thousands)
Furniture and computer equipment	$3,051	$2,947
Lab equipment	7,739	7,344
Leasehold improvements	5,492	5,304
	16,282	15,595
Less accumulated depreciation and amortization	(13,800)	(12,841)
	$2,482	$2,754

6.   EQUIPMENT LOANS

     In 2006, we renewed our equipment financing facility and had approximately $500,000 available for borrowing as of December 31, 2006. The drawdown period under the equipment financing facility expires in October 2007. Each drawdown bears a fixed interest rate equal to the current one-year Jumbo CD rate plus 1.25% from the date of each drawdown over a 48 month term. Drawdowns are secured by a certificate of deposit. No drawdowns have been made under this facility. No balance remained outstanding related to obligations under previous equipment loans as of December 31, 2006.

7.   CURRENT LIABILITIES

Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Legal expenses	$99	$196
Consulting expenses	158	57
Sponsored research agreements	502	406
Clinical trial expenses	277	—
Annual report	95	62
Audit fees	199	117
Service provider obligations	548	293
Sales tax	3	6
Other	335	162
	$2,216	$1,299

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

     As of December 31, 2006 and 2005, the following warrants to purchase our common stock were outstanding and classified as current liabilities:

						Fair Value at
						December 31,
Issuance Date	Exercise Price		Number of Shares	Exercisable Date	Expiration Date	2006	2005
						(In thousands)
December 2006		$0.01	1,576,686	December 2006	December 2008	$ 13,829	$—
December 2006		$8.00	1,875,000	December 2006	February 2007	2,342	—
December 2006	$	*	3,000,000	June 2007	December 2010	15,035	—
April 2005		$7.95	370,370	April 2005	April 2010	1,543	2,143
November 2004		$8.62	2,295,082	May 2005	November 2008	5,755	11,341
October 2003		$16.15	600,000	October 2003	October 2006	—	113
April 2003		$6.34	600,000	April 2003	April 2006	—	1,410
			10,317,138			$ 38,504	$15,007

     See also Note 11, “Private Financings,” for a description of these warrants.
____________________

*	Exercise price is equal to the lesser of (i) 120% of the average bid closing prices of Geron common stock for the five trading days immediately prior to June 13, 2007 or (ii) $12.14 per share.

8.   COMMITMENTS AND CONTINGENCIES

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

     Future minimum payments under non-cancelable operating leases are zero through July 31, 2008, as a result of the prepayment of rent with our common stock. Rent expense under operating leases was approximately $678,000, $678,000 and $966,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Severance Plan

     We have a Change of Control Severance Plan (the Severance Plan) that applies to all employees, and provides for each employee to receive a severance payment upon a triggering event following a change of control. A triggering event is defined as an event where (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control; or (ii) an employee is not offered comparable employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control or any employment offer is rejected; or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within six months following a change of control due to a material change in the terms of employment. Severance payments range from two to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. We have not made any payments under our Severance Plan.

Indemnifications to Officers and Directors

     Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Geron. In addition, we have entered into separate indemnification agreements with each of our directors which provide for indemnification of these directors under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our by-laws

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value of these obligations was zero on our consolidated balance sheets as of December 31, 2006 and 2005.

9.   INTANGIBLE ASSET AND RESEARCH FUNDING OBLIGATION

     In May 1999, we completed the acquisition of Roslin Bio-Med Ltd., a privately held company formed by the Roslin Institute in Midlothian, Scotland. In connection with this acquisition, we formed a research collaboration with the Roslin Institute and committed approximately $20,000,000 in research funding over six years. Using an effective interest rate of 6%, this research funding obligation had a net present value of $17,200,000 at the acquisition date. As of December 31, 2006, no balance remained outstanding under our research funding commitment. As of December 31, 2005, the present value of our remaining commitment was $1,418,000. Payments totaling $1,418,000 and $1,871,000 were made to the Roslin Institute under the research funding obligation in 2006 and 2005, respectively. Imputed interest of none and $245,000 was accreted to the value of the research funding obligation and was recognized as interest expense in 2006 and 2005, respectively.

     The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated among the acquired basic research in the form of a license to the nuclear transfer technology, the research agreement with the Roslin Institute and the net tangible assets of Roslin Bio-Med Ltd. At the time of acquisition the value of the nuclear transfer technology of $23,400,000 was reflected as acquired in-process research technology expense and the value of the research agreement of $17,200,000 was capitalized as an intangible asset that was being amortized over the six year funding period as research and development expense, with $377,000, $754,000 and $2,688,000 being amortized in 2006, 2005 and 2004, respectively. In December 2004, we extended the research funding period from June 30, 2005 to June 30, 2006 and we adjusted the amortization period of the intangible asset to coincide with the extended research period. We recomputed the present value of the remaining funding commitment as of the date of the extension and no adjustment was deemed necessary to the carrying value of the obligation at that date. No additional funding was committed. As of December 31, 2006, the intangible asset had been fully amortized.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   STOCKHOLDERS’ EQUITY

Warrants

     As of December 31, 2006, the following warrants to purchase our common stock were outstanding and classified as shareholder’s equity.

Issuance Date	Exercise Price	Number of Shares	Exercisable Date	Expiration Date
April 2005	$3.75	470,000	April 2005	April 2015
November 2004	$6.12	25,000	November 2004	November 2009
September 2001	$9.07	5,000	September 2001	September 2011
August 2001	$14.60	100,000	August 2001	August 2011
August 2000	$31.69	5,000	August 2000	August 2010
July 2000	$6.75	25,000	July 2000	July 2010
March 2000	$67.09	200,000	March 2000	March 2010
March 2000	$12.50	100,000	March 2000	March 2010
October 1998	$5.78	3,667	October 1998	October 2008
August 1997	$6.75	25,000	August 1997	August 2007
		958,667

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

2002 Equity Incentive Plan

     In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of December 31, 2006, we had reserved 11,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     Options to purchase shares of common stock generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Stock purchase rights (restricted stock awards and restricted stock units) have variable vesting schedules and purchase prices as determined by the Board of Directors on the date of grant.

     Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2006 and 2005, we did not repurchase any shares, in accordance with these repurchase rights. As of December 31, 2006, no shares outstanding were subject to repurchase.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996 Directors’ Stock Option Plan

     The 1996 Directors’ Stock Option Plan (1996 Directors Plan) expired in July 2006 and no further option grants can be made from the 1996 Directors Plan. The options granted under the 1996 Directors Plan were nonstatutory stock options and expired no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally were 100% vested upon grant, except for options granted upon first appointment to the Board of Directors (First Option). The First Option vested annually over three years upon each anniversary date of appointment to the Board. The options issued pursuant to the 1996 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on the Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

2006 Directors’ Stock Option Plan

     In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of December 31, 2006, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. As of December 31, 2006, 80,000 options have been granted under the 2006 Directors Plan. The 2006 Directors Plan provides that each person who becomes a non-employee director after the effective date of the 2006 Directors Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the annual meeting of stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the 2006 Directors Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option is for 40,000 shares of common stock. We grant an option to purchase 2,500 shares to each non-employee director (other than the Chairmen of such committees) on the date of each annual meeting during the director’s service on the Audit Committee, Nominating Committee or Compensation Committee (Committee Service Option). The Committee Service Option for the Chairman of the Audit Committee is for 10,000 shares of common stock and the Nominating and Compensation Committee Chairmen each receive an option to purchase 5,000 shares of common stock.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate option activity for the 1992 Plan, 2002 Plan, 1996 Directors Plan and the 2006 Directors Plan is as follows:

		Outstanding Options
				Weighted Average	Aggregate
	Shares			Remaining	Intrinsic
	Available	Number of	Weighted Average	Contractual Life	Value
	For Grant	Shares	Exercise Price	(In years)	(In thousands)
Balance at December 31, 2003	4,279,538	6,119,480	$8.22
Additional shares
authorized	1,582,836	—	$—
Options granted	(1,048,882)	1,048,882	$7.51
Awards granted	(63,129)	—	$—
Options exercised	—	(220,982)	$4.99
Options canceled/forfeited	380,110	(380,110)	$9.25
1992 Plan options expired	(207,867)	—	$—
Balance at December 31, 2004	4,922,606	6,567,270	$8.15
Additional shares
authorized	2,000,000	—	$—
Options granted	(1,793,117)	1,793,117	$6.70
Awards granted	(157,199)	—	$—
Options exercised	—	(431,236)	$4.81
Options canceled/forfeited	142,444	(142,444)	$9.46
1992 Plan options expired	(67,278)	—	$—
Balance at December 31, 2005	5,047,456	7,786,707	$7.98		$4,529
Additional shares
authorized	4,500,000	—	$—
Options granted	(1,904,558)	1,904,558	$6.87
Awards granted	(249,563)	—	$—
Options exercised	—	(243,625)	$4.89
Options canceled/forfeited	441,194	(441,194)	$9.17
1992 Plan and 1996 Directors
Plan options expired	(107,913)	—	$—
Balance at December 31, 2006	7,726,616	9,006,446	$7.77	6.27	$18,290
Options exercisable at
December 31, 2006		6,438,557	$8.11	5.27	$13,385
Options fully vested and
expected to vest at
December 31, 2006		8,356,147	$7.84	0.28	$17,064

     The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $8.78 as of December 31, 2006, which would have been received by the option holders had all the option holders exercised their options as of that date.

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant for 2006, 2005 and 2004. There were 340,000 options granted to consultants with an exercise price greater than the fair market value of our common stock in 2005 with a weighted average exercise price of $6.39. There were no options granted with an exercise price greater than the fair market value in 2006 and 2004. As of December 31, 2006 and 2005, there were 6,438,557 and 5,492,791 exercisable options outstanding at weighted average exercise prices per share of $8.11 and $8.56, respectively.

     The total pretax intrinsic value of stock options exercised during 2006 was $776,000. Cash received from the exercise of options in 2006 totaled $1,190,000. No income tax benefit was realized from stock options exercised in 2006 since we reported an operating loss. The total fair value of options that vested during 2006 was $1,765,000.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information about stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding
			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Price Range	Number	Exercise Price	(In years)
$1.83–$ 4.56	997,404	$3.89	5.03
$4.57–$ 6.39	1,831,439	$5.35	5.20
$6.40–$ 7.42	2,430,555	$6.55	8.91
$7.43–$11.13	2,622,186	$8.55	6.19
$11.14–$41.13	1,124,862	$15.97	3.61
$1.83–$41.13	9,006,446	$7.77	6.27

     Aggregate restricted stock activity for the 2002 Plan is as follows:

			Weighted Average
		Weighted Average	Remaining
		Grant Date	Contractual Term
	Shares	Fair Value	(In years)
Non-vested restricted stock at December 31, 2005	—	$—	—
Granted	249,563	$8.29	—
Vested	(209,563)	$8.42	—
Canceled/forfeited	—	$—	—
Non-vested restricted stock at December 31, 2006	40,000	$7.57	1.54

Employee Stock Purchase Plan

     In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of December 31, 2006, we had reserved an aggregate of 600,000 shares of common stock for issuance under the Purchase Plan. Approximately 325,000 and 287,000 shares have been issued under the Purchase Plan as of December 31, 2006 and 2005, respectively. As of December 31, 2006, 274,703 shares were available for issuance under the Purchase Plan.

     Under the terms of the Purchase Plan, employees can choose to have up to 10% of their annual salary withheld to purchase our common stock. An employee may not make additional payments into such account or increase the withholding percentage during the offering period.

     The Purchase Plan is comprised of a series of offering periods, each with a maximum duration (not to exceed 12 months) with new offering periods commencing on January 1 and July 1 of each year. The date an employee enters the offering period will be designated his or her entry date for purposes of that offering period. An employee may only participate in one offering period at a time. Each offering period consists of two consecutive purchase periods of six months’ duration, with the last day of such period designated a purchase date.

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

Valuation and Expense Information Under SFAS 123R

     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant-date fair values. The following table summarizes the stock-based compensation expense related to share-based payment awards under SFAS 123R for the year ended December 31, 2006 which was allocated as follows:

Year Ended
December 31, 2006
(In Thousands)
Research and development	$ 2,310
General and administrative	2,056
Stock-based compensation expense included in operating expenses	$ 4,366

     The fair value of options granted in fiscal years 2006, 2005 and 2004 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility range	0.783 to 0.824	0.840 to 0.893	0.904 to 0.992
Risk-free interest rate range	4.28% to 5.14%	3.47% to 4.43%	2.37% to 3.72%
Expected life	5 yrs	4 yrs to 5 yrs	4 yrs

     The fair value of the employee stock purchases under the Purchase Plan has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility range	0.392 to 0.544	0.523 to 0.616	0.567 to 0.580
Risk-free interest rate range	3.51% to 5.31%	3.10% to 4.38%	1.59% to 2.47%
Expected life	6 mos to 12 mos	6 mos	6 mos

     Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights under the Purchase Plan is equal to the purchase period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is generally four years.

     As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

      Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $4.64 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the year ended December 31, 2006 was $2.14 per share.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

     Prior to January 1, 2006, Geron followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 if the fair value recognition provisions of SFAS 123 had been applied to stock-based awards using the Black Scholes option-pricing model. The assumptions used to value the employee stock options and employees’ purchase rights are listed above.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2005	2004
	(As Restated)
	(In thousands, except
	per share amounts)
Net loss	$(33,689)	$(79,558)
Deduct:
Stock-based compensation expense determined under SFAS 123	(4,756)	(6,793)
Pro forma net loss	$(38,445)	$(86,351)
Basic and diluted net loss per share	$(0.58)	$(1.77)
Basic and diluted pro forma net loss per share	$(0.66)	$(1.92)

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the years ended December 31, 2005 and 2004 was $6.77 and $7.51 per share, respectively. The weighted average estimated fair value of purchase rights under our Purchase Plan for the years ended December 31, 2005 and 2004 was $2.62 and $2.92 per share, respectively.

     The total pretax intrinsic value of stock options exercised during 2005 and 2004 was $2,041,000 and $886,000, respectively. The total fair value of options that vested during 2005 and 2004 was $1,365,000 and $579,000, respectively.

Stock-Based Compensation to Service Providers

     We grant options and warrants to consultants from time to time in exchange for services performed for us. In general, these options and warrants vest over the contractual period of the consulting arrangement. We granted options and warrants to consultants to purchase 3,448, 817,682 and 31,791 shares of our common stock in 2006, 2005 and 2004, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, we will record any additional increase in the fair value of the option or warrant as the options and warrants vest. We recorded expense of $606,000, $3,277,000 and $269,000 for the fair value of these options and warrants in 2006, 2005 and 2004, respectively. As of December 31, 2006, unamortized fair value of options and warrants to consultants of $714,000 remained outstanding.

     We also grant common stock to consultants, vendors, board members and research institutions in exchange for services performed for us. In 2006, 2005 and 2004, we issued 539,689, 262,413 and 959,558 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we recognized an expense equal to the fair market value of the granted shares on the date of grant. In 2006, 2005 and 2004, we recognized approximately $3,594,000, $3,002,000 and $6,167,000, respectively, of expense in connection with stock grants to consultants, vendors, board members and research institutions. As of December 31, 2006, $554,000 related to vendor stock grants remained as a prepaid asset which is being amortized to research and development expense on a pro-rata basis as services are incurred under a contract manufacturing agreement for our telomerase vaccine program. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2006, have a prepaid balance of $1,074,000 which is being amortized to rent expense on a straight-line basis over the term of the lease to July 31, 2008.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2006 is as follows:

Outstanding stock options	9,006,446
Options and awards available for grant	7,726,616
Employee stock purchase plan	274,703
Warrants outstanding	10,075,805
Total	27,083,570

Share Purchase Rights Plan

     On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock, par value $0.001 per share, or of any company into which we are merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2006, no rights were exercisable into any shares of common stock.

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

     In December 2006, 2005 and 2004, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2006, 2005 and 2004 contributions, respectively. The matching contributions are invested in our common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

     Our accrual for matching the 2006 employee contributions under this plan was approximately $800,000, of which $493,000 was fully vested as of December 31, 2006 and $432,000 was recorded as research and development expense and $61,000 was recorded as general and administrative expense. Our accrual for matching the 2005 employee contributions under this plan was approximately $681,000, of which $454,000 was fully vested as of December 31, 2005 and $374,000 was recorded as research and development expense and $80,000 was recorded as general and administrative expense. As of December 31, 2006, $307,000 had been included in additional paid-in capital for the unvested portion of the 2006 matching contribution and will be amortized as compensation expense over the remaining vesting periods. As of December 31, 2006, approximately $196,000 remains for the 2005, 2004 and 2003 matches.

Private Financings

     In December 2006, we sold 3,423,314 shares of Geron common stock to institutional investors at $8.00 per share resulting in net cash proceeds of approximately $39,939,000. In connection with the sale, we issued three types of warrants, to which we refer as the A Warrants, the B Warrants and the C Warrants. The shares and Warrants were offered through a prospectus supplement to an effective universal shelf registration statement. The A Warrants are warrants to purchase up to an aggregate of 3,000,000 shares of Geron common stock, which are exercisable from time to time, beginning June 13, 2007, until December 15, 2010. The exercise price of the A Warrants is equal to 120% of the average closing bid prices of Geron’s common stock for the five trading day period immediately prior to June 13, 2007, not to exceed $12.14 per share. The B Warrants are warrants to purchase up to an aggregate of

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1,875,000 shares of Geron common stock, which are exercisable from time to time at a price of $8.00 per share during the period from December 15, 2006 until February 28, 2007. The C Warrants are warrants to purchase up to an aggregate of 1,576,686 shares of Geron common stock which are exercisable from time to time for nominal additional consideration of $0.01 per share during the period from December 15, 2006 until December 15, 2008. As of December 31, 2006, all of the A, B and C Warrants remained outstanding.

     The holders of the A, B and C Warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon the exercise of these warrants. Issue 00-19 states that the ability to make timely filings and, therefore the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreements to remove the provisions which require this treatment. As a result, we could experience volatility in our consolidated statement of operations due to changes that occur in the value of the warrant liability at each reporting date. Similarly, our warrants issued in connection with prior equity financings as outlined in Note 2, “Restatement of Consolidated Financial Statements,” are subject to this guidance.

     The aggregate fair value of the A, B and C Warrants at issuance was $31,920,000. As of December 31, 2006, the aggregate fair value of these warrants was $31,206,000. The change in fair value of the A, B and C Warrants is reflected as an unrealized gain (loss) on fair value in the accompanying consolidated statements of operations.

     In April 2005, we sold 740,741 shares of our common stock to investors at a price of $5.40 per share for total gross proceeds of $4,000,000. The shares were offered through a prospectus supplement to an effective universal shelf registration statement. In connection with the sale, we also issued warrants to purchase 370,370 shares with an exercise price of $7.95 per share (April 2005 warrants). The purchased shares and the shares underlying the warrants are subject to a two year lock-up which prohibits the sale or other disposition of these shares during the two year lock-up period.

     As described in Note 2, “Restatement of Consolidated Financial Statements,” we have restated our financial information for the year ended December 31, 2005 to reflect a reclassification of warrants issued in connection with equity financings from equity to liabilities in accordance with recent guidance relating to Issue 00-19. The April 2005 warrants had a fair value of $1,609,000 upon issuance and were subsequently marked to market at each financial reporting date. The cumulative unrealized loss of $533,000 for 2005 for the change in fair value of the April 2005 warrants has been recognized in the restated 2005 consolidated statement of operations. The cumulative unrealized gain of $600,000 for 2006 for the change in fair value of the April 2005 warrants has been recognized in the 2006 consolidated statement of operations. The fair value of the April 2005 warrants as of December 31, 2006 was $1,543,000.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   COLLABORATIVE AGREEMENTS

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

     We also issued to Merck a warrant to purchase $18,000,000 of our common stock at an exercise price equal to the per share price of our next underwritten public offering. Merck fully exercised this warrant concurrently with the closing of our underwritten public offering in September 2005. See Note 11 on the Public Offering and Concurrent Warrant Exercise.

13.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

	2006	2005
	(In thousands)
Net operating loss carryforwards	$122,500	$110,500
Purchased technology	15,000	16,200
Research credits	19,800	16,500
Capitalized research and development	11,300	9,800
License fees	2,800	2,700
Other — net	5,200	2,800
Total deferred tax assets	176,600	158,500
Valuation allowance for deferred tax assets	(176,600)	(158,500)
Net deferred tax assets	$—	$—

     Because of our history of losses, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $18,100,000, $17,600,000 and $42,700,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

     As of December 31, 2006, we had domestic federal net operating loss carryforwards of approximately $319,700,000 expiring at various dates beginning 2007 through 2026, and state net operating loss carryforwards of approximately $102,500,000 expiring at various dates beginning 2012 through 2016, if not utilized. Our foreign net operating loss carryforwards of approximately $29,100,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of approximately $11,800,000 expiring at various dates beginning in 2007 through 2026, if not utilized. Our state research and development tax credit carryforwards of approximately $11,700,000 carry forward indefinitely.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Approximately $4,880,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.   STATEMENT OF CASH FLOWS DATA

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Supplementary information:
Interest paid	$1	$11	$26
Supplementary investing and financing activities:
Cash in transit	$49	$18	$—
Issuance of warrants to purchase common stock and common stock
issued for prepaid and prior year services	$1,737	$1,019	$1,917
Issuance of common stock for prepaid facility rent	$—	$—	$3,446
Unrealized gain on equity investments	$10	$168	$221
Net unrealized gain (loss) on available-for-sale securities	$281	$(6)	$(354)
Issuance of common stock for 401(k) contributions and year-
end bonuses	$2,173	$1,803	$978
Unearned shares for 401(k) contributions	$(307)	$(227)	$(125)

     Interest expense for the year ended December 31, 2006, 2005 and 2004 was $14,000, $257,000 and $518,000, respectively.

16.   SUBSEQUENT EVENTS

     In January 2007, we awarded 105,155 shares of common stock to employees in lieu of cash for 2006 year-end performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense of $921,000 related to this award was included in accrued compensation as of December 31, 2006.

     In January 2007, we issued 111,857 shares of common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI provides certain preclinical services in support of our programs. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately six months.

     In March 2007, we received proceeds of $15,000,000 from the exercise of warrants to purchase 1,875,000 shares of common stock. The exercised warrants were issued to institutional investors in connection with the financing announced in December 2006 and had an expiration date of February 28, 2007. In conjunction with this warrant exercise, we issued to the institutional investors new warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants are substantially the same as the A Warrants issued in the December financing. See discussion of the December financing in “Private Financings” under Note 11.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2007, we amended certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants. On the effective date of these amendments, the fair value for these warrants shall be reclassified from liabilities to equity and any change in fair value from December 31, 2006 to the effective date of the amendments shall be recorded in the consolidated statement of operations. Any changes in fair value subsequent to this reclassification shall not be recognized as long as the warrants continue to be classified as equity.

17.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     As described in Note 2, we have restated the consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, each quarter of 2005 and the first three quarters of 2006 to reclassify certain warrants issued to investors from stockholders’ equity to liabilities. As such, these warrants are accounted for at fair value and marked to market at each financial reporting date. The table below shows the effects of this restatement on previously reported quarterly information for 2006 and 2005. Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

	Three Months Ended			Three Months Ended
	March 31, 2006			June 30, 2006
	As	Adjustments	As	As	Adjustments	As
	Reported	(1)	Restated	Reported	(1)	Restated
	(In thousands, except share and per share data)
Revenues from collaborative
agreements (including
amounts from related parties:
March 31, 2006-$55, June 30,
2006-$98)	$55	$—	$55	$111	$—	$111
License fees and royalties	528	—	528	675	—	675
Total revenues	583	—	583	786	—	786
Operating expenses:
Research and development
(including amounts for
related parties: March 31,
2006-$55, June 30, 2006-
$98)	9,363	—	9,363	9,326	—	9,326
General and administrative	2,082	—	2,082	2,868	—	2,868
Total operating expenses	11,445	—	11,445	12,194	—	12,194
Loss from operations	(10,862)	—	(10,862)	(11,408)	—	(11,408)
Unrealized gain (loss) on fair
value of warrants to purchase
common stock	—	4,082	4,082	—	3,996	3,996
Interest and other income	1,892	—	1,892	2,189	—	2,189
Interest and other expense	(40)	—	(40)	(38)	—	(38)
Net loss	$(9,010)	$4,082	$(4,928)	$(9,257)	$3,996	$(5,261)
Basic and diluted net loss per
share:
Net loss per share	$(0.14)		$(0.08)	$(0.14)		$(0.08)
Shares used in computing net loss
per share	65,088,861		65,088,861	65,932,548		65,932,548
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Three Months
				Ended
	Three Months Ended			December 31,
	September 30, 2006			2006
	As	Adjustments	As
	Reported	(1)	Restated
	(In thousands, except share and per share data)
Revenues from collaborative agreements (including
amounts from related parties: September 30,
2006-$118, December 31, 2006-$175)	$199	$—	$199	$257
License fees and royalties	524	—	524	928
Total revenues	723	—	723	1,185
Operating expenses:
Research and development (including amounts
for related parties: September 30, 2006-$118,
December 31, 2006-$175)	10,703	—	10,703	11,842
General and administrative	2,114	—	2,114	2,339
Total operating expenses	12,817	—	12,817	14,181
Loss from operations	(12,094)	—	(12,094)	(12,996)
Unrealized gain (loss) on fair value of warrants to
purchase common stock	—	1,784	1,784	(2,441)
Interest and other income	2,283	—	2,283	2,340
Interest and other expense	(26)	—	(26)	(26)
Net loss	$(9,837)	$1,784	$(8,053)	$(13,123)
Basic and diluted net loss per share:
Net loss per share	$(0.15)		$(0.12)	$(0.20)
Shares used in computing net loss per share	66,166,827		66,166,827	67,041,232
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended			Three Months Ended
	March 31, 2005			June 30, 2005
	As	Adjustments	As	As	Adjustments	As
	Reported	(1)	Restated	Reported	(1)	Restated
	(In thousands, except share and per share data)
Revenues from collaborative
agreements (including
amounts from related parties:
March 31, 2005-none, June
30, 2005-$51)	$—	$—	$—	$51	$—	$51
License fees and royalties
(including amounts from
related parties: March 31,
2005-none, June 30, 2005-
$4,000)	59	—	59	4,620	—	4,620
Total revenues	59	—	59	4,671	—	4,671
Operating expenses:
Research and development
(including amounts for
related parties: March 31,
2005-none, June 30, 2005-
$51)	6,473	—	6,473	6,824	—	6,824
General and administrative	3,949	—	3,949	1,744	—	1,744
Total operating expenses	10,422	—	10,422	8,568	—	8,568
Loss from operations	(10,363)	—	(10,363)	(3,897)	—	(3,897)
Unrealized gain (loss) on fair
value of warrants to purchase
common stock	—	3,972	3,972	—	(3,287)	(3,287)
Interest and other income	847	—	847	998	—	998
Equity in losses of joint venture	—	—	—	(12)	—	(12)
Interest and other expense	(172)	—	(172)	(171)	—	(171)
Net loss	$(9,688)	$3,972	$(5,716)	$(3,082)	$(3,287)	$(6,369)

Basic and diluted net loss per
share:

Net loss per share	$(0.18)		$(0.11)	$(0.06)		$(0.12)
Shares used in computing net loss
per share	54,175,184		54,175,184	55,301,745		55,301,745
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended			Three Months Ended
	September 30, 2005			December 31, 2005
	As	Adjustments	As	As	Adjustments	As
	Reported	(1)	Restated	Reported	(1)	Restated
		(In thousands, except share and per share data)
Revenues from collaborative
agreements (including
amounts from related parties:
September 30, 2005-$67,
December 31, 2005-$172)	$67	$—	$67	$172	$—	$172
License fees and royalties	606	—	606	583	—	583
Total revenues	673	—	673	755	—	755
Operating expenses:
Research and development
(including amounts for
related parties: September
30, 2005-$67, December
31, 2005-$172)	12,183	—	12,183	9,600	—	9,600
General and administrative	1,411	—	1,411	1,684	—	1,684
Total operating expenses	13,594	—	13,594	11,284	—	11,284
Loss from operations	(12,921)	—	(12,921)	(10,529)	—	(10,529)
Unrealized gain (loss) on fair
value of warrants to purchase
common stock	—	(6,702)	(6,702)	—	5,856	5,856
Interest and other income	1,105	—	1,105	1,708	—	1,708
Equity in losses of joint venture	—	—	—	—	—	—
Interest and other expense	(46)	—	(46)	(75)	—	(75)
Net loss	$(11,862)	$(6,702)	$(18,564)	$(8,896)	$5,856	$(3,040)

Basic and diluted net loss per
share:

Net loss per share	$(0.21)		$(0.32)	$(0.14)		$(0.05)
Shares used in computing net loss
per share	57,225,184		57,225,184	64,816,786		64,816,786
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below shows the effects of the restatement on previously reported quarterly balance information for the first three quarters of 2006 and 2005. The restated year-end and fourth quarter balance sheet information for 2005 is included in Note 2.

	September 30, 2006
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$104,556	$—	$104,556
Restricted cash	530	—	530
Marketable securities	69,493	—	69,493
Interest and other receivables (including amounts from
related parties - $118)	1,488	—	1,488
Current portion of prepaid assets	2,074	—	2,074
Total current assets	178,141	—	178,141
Noncurrent portion of prepaid assets	565	—	565
Equity investments in licensees	218	—	218
Property and equipment, net	2,526	—	2,526
Deposits and other assets	596	—	596
Intangible assets, net	—	—	—
	$182,046	$—	$182,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$—	$1,435
Accrued compensation	1,434	—	1,434
Accrued liabilities	1,367	—	1,367
Current portion of deferred revenue	1,455	—	1,455
Current portion of equipment loans	—	—	—
Current portion of research funding obligation	—	—	—
Fair value of warrants to purchase common stock	—	4,143	4,143
Total current liabilities	5,691	4,143	9,834
Noncurrent portion of deferred revenue	442	—	442
Commitments and contingencies
Stockholders’ equity:
Common stock	66	—	66
Additional paid-in capital	573,868	(15,875)	557,993
Accumulated deficit	(397,703)	11,732	(385,971)
Accumulated other comprehensive loss	(318)	—	(318)
Total stockholders’ equity	175,913	(4,143)	171,770
	$182,046	$—	$182,046

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2006
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,875	$—	$68,875
Restricted cash	530	—	530
Marketable securities	112,276	—	112,276
Interest and other receivables (including amounts from
related parties - $153)	1,883	—	1,883
Current portion of prepaid assets	2,810	—	2,810
Total current assets	186,374	—	186,374
Noncurrent portion of prepaid assets	735	—	735
Equity investments in licensees	217	—	217
Property and equipment, net	2,623	—	2,623
Deposits and other assets	640	—	640
Intangible assets, net	—	—	—
	$190,589	$—	$190,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,572	$—	$1,572
Accrued compensation	1,082	—	1,082
Accrued liabilities	1,160	—	1,160
Current portion of deferred revenue	1,737	—	1,737
Current portion of equipment loans	—	—	—
Current portion of research funding obligation	—	—	—
Fair value of warrants to purchase common stock	—	5,927	5,927
Total current liabilities	5,551	5,927	11,478
Noncurrent portion of deferred revenue	698	—	698
Commitments and contingencies
Stockholders’ equity:
Common stock	66	—	66
Additional paid-in capital	572,881	(15,875)	557,006
Deferred compensation	(275)	—	(275)
Accumulated deficit	(387,866)	9,948	(377,918)
Accumulated other comprehensive loss	(466)	—	(466)
Total stockholders’ equity	184,340	(5,927)	178,413
	$190,589	$—	$190,589

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2006
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,405	$—	$80,405
Restricted cash	530	—	530
Marketable securities	103,277	—	103,277
Interest and other receivables (including amounts from
related parties - $249)	2,147	—	2,147
Current portion of prepaid assets	3,042	—	3,042
Total current assets	189,401	—	189,401
Noncurrent portion of prepaid assets	1,261	—	1,261
Equity investments in licensees	220	—	220
Property and equipment, net	2,613	—	2,613
Deposits and other assets	634	—	634
Intangible assets, net	188	—	188
	$194,317	$—	$194,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$—	$1,706
Accrued compensation	706	—	706
Accrued liabilities	1,051	—	1,051
Current portion of deferred revenue	1,965	—	1,965
Current portion of equipment loans	28	—	28
Current portion of research funding obligation	1,403	—	1,403
Fair value of warrants to purchase common stock	—	10,925	10,925
Total current liabilities	6,859	10,925	17,784
Noncurrent portion of deferred revenue	954	—	954
Commitments and contingencies
Stockholders’ equity:
Common stock	65	—	65
Additional paid-in capital	565,849	(16,877)	548,972
Deferred compensation	(324)	—	(324)
Accumulated deficit	(378,609)	5,952	(372,657)
Accumulated other comprehensive loss	(477)	—	(477)
Total stockholders’ equity	186,504	(10,925)	175,579
	$194,317	$—	$194,317

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2005
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,303	$—	$119,303
Restricted cash	905	—	905
Marketable securities	79,536	—	79,536
Interest and other receivables (including amounts from
related parties - $67)	1,367	—	1,367
Notes receivable from related parties	135	—	135
Current portion of prepaid assets	2,784	—	2,784
Total current assets	204,030	—	204,030
Noncurrent portion of prepaid assets	1,984	—	1,984
Equity investments in licensees	330	—	330
Property and equipment, net	2,326	—	2,326
Deposits and other assets	520	—	520
Intangible assets, net	565	—	565
	$209,755	$—	$209,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,067	$—	$3,067
Accrued compensation	1,276	—	1,276
Accrued liabilities	1,008	—	1,008
Current portion of deferred revenue	1,862	—	1,862
Current portion of equipment loans	82	—	82
Current portion of research funding obligation	1,472	—	1,472
Fair value of warrants to purchase common stock	—	20,863	20,863
Total current liabilities	8,767	20,863	29,630
Noncurrent portion of deferred revenue	1,674	—	1,674
Commitments and contingencies
Stockholders’ equity:
Common stock	65	—	65
Additional paid-in capital	560,810	(16,877)	543,933
Deferred compensation	(147)	—	(147)
Accumulated deficit	(360,703)	(3,986)	(364,689)
Accumulated other comprehensive loss	(711)	—	(711)
Total stockholders’ equity	199,314	(20,863)	178,451
	$209,755	$—	$209,755

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2005
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,609	$—	$21,609
Restricted cash	905	—	905
Marketable securities	104,525	—	104,525
Interest and other receivables (including amounts from
related parties - $51)	1,674	—	1,674
Notes receivable from related parties	139	—	139
Current portion of prepaid assets	3,320	—	3,320
Total current assets	132,172	—	132,172
Noncurrent portion of prepaid assets	2,431	—	2,431
Equity investments in licensees	325	—	325
Property and equipment, net	2,087	—	2,087
Deposits and other assets	170	—	170
Intangible assets, net	754	—	754
	$137,939	$—	$137,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,848	$—	$1,848
Accrued compensation	953	—	953
Accrued liabilities	862	—	862
Current portion of deferred revenue	144	—	144
Current portion of equipment loans	112	—	112
Current portion of research funding obligation	1,694	—	1,694
Fair value of warrants to purchase common stock	—	14,161	14,161
Total current liabilities	5,613	14,161	19,774
Noncurrent portion of deferred revenue	458	—	458
Commitments and contingencies
Stockholders’ equity:
Common stock	55	—	55
Additional paid-in capital	481,565	(16,877)	464,688
Deferred compensation	(180)	—	(180)
Accumulated deficit	(348,841)	2,716	(346,125)
Accumulated other comprehensive loss	(731)	—	(731)
Total stockholders’ equity	131,868	(14,161)	117,707
	$137,939	$—	$137,939

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2005
	As	Adjustments	As
(Unaudited)	Reported	(1)	Restated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,530	$—	$7,530
Restricted cash	530	—	530
Marketable securities	116,955	—	116,955
Interest and other receivables	1,638	—	1,638
Notes receivable from related parties	143	—	143
Current portion of prepaid assets	2,681	—	2,681
Total current assets	129,477	—	129,477
Noncurrent portion of prepaid assets	2,822	—	2,822
Equity investments in licensees and joint venture	484	—	484
Property and equipment, net	1,975	—	1,975
Deposits and other assets	170	—	170
Intangible assets, net	942	—	942
	$135,870	$—	$135,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$—	$1,388
Accrued compensation	572	—	572
Accrued liabilities	580	—	580
Current portion of deferred revenue	472	—	472
Current portion of equipment loans	129	—	129
Current portion of research funding obligation	2,001	—	2,001
Fair value of warrants to purchase common stock	—	9,265	9,265
Total current liabilities	5,142	9,265	14,407
Noncurrent portion of deferred revenue	665	—	665
Noncurrent portion of equipment loans	28	—	28
Noncurrent portion of research funding obligation	295	—	295
Commitments and contingencies
Stockholders’ equity:
Common stock	54	—	54
Additional paid-in capital	476,554	(15,268)	461,286
Deferred compensation	(207)	—	(207)
Accumulated deficit	(345,759)	6,003	(339,756)
Accumulated other comprehensive loss	(902)	—	(902)
Total stockholders’ equity	129,740	(9,265)	120,475
	$135,870	$—	$135,870
____________________

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(I)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2006 and as of the date of this filing. For a discussion of the reason and matters on which this conclusion was based, see “Management’s Annual Report on Internal Control Over Financial Reporting.”

(II)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

     In performing the assessment as of December 31, 2006, management identified the following material weakness in internal control over financial reporting.

     The material weakness pertains to controls relating to the process of accounting for complex non-routine transactions, specifically related to derivatives associated with equity financing transactions. In December 2006, we sold common stock and warrants to purchase common stock to institutional investors in connection with an equity financing pursuant to an effective shelf registration statement. We initially recorded these 2006 warrants in equity, consistent with the manner in which we had accounted for certain other warrants issued pursuant to effective shelf registration statements during 2003 to 2005. However, we did not consult with experts regarding the terms of these

2006 warrants and the appropriate accounting treatment prior to recording these warrants in equity. As a result, management’s process in effect at that time did not determine that these warrants issued pursuant to an effective shelf registration statement should have been accounted for as liabilities, not as equity. Furthermore, we determined that certain other warrants issued pursuant to effective shelf registration statements during 2003 to 2005 should have been accounted for as liabilities, not as equity. We restated the consolidated financial statements for 2003 to 2005, each of the quarters of 2005 and the first three quarters of 2006 to correct the accounting for these warrants. In addition, we recorded similar adjustments in the consolidated financial statements for the fourth quarter ended December 31, 2006 to correct the accounting for the 2006 warrants. The adjustments affected the reported amounts of additional paid-in capital, current liabilities, and unrealized gain (loss) on fair value of warrants to purchase common stock.

     Management has concluded that the above control deficiency represents a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness described above, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

THOMAS B. OKARMA	DAVID L. GREENWOOD
President and Chief Executive Officer	Executive Vice President
Chief Financial Officer

(III)   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Geron Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness in controls related to the process of accounting for complex non-routine transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The material weakness pertains to controls relating to the process of accounting for complex non-routine transactions, specifically related to derivatives associated with equity financing transactions. In December 2006, Geron Corporation sold common stock and warrants to purchase common stock to institutional investors in connection with an equity financing pursuant to an effective shelf registration statement. Geron Corporation initially recorded these 2006 warrants in equity, consistent with the manner in which certain other warrants issued pursuant to effective shelf registration statements during 2003 to 2005 were accounted. However, Geron Corporation did not consult with experts regarding the terms of these 2006 warrants and the appropriate accounting treatment prior to recording these warrants in equity. As a result, management’s process in effect at that time did not determine that these warrants issued pursuant to an effective registration statement should have been accounted for as liabilities, not as equity. Furthermore, Geron Corporation determined that certain other warrants issued pursuant to effective shelf registration statements during 2003 to 2005 should have been accounted for as liabilities, not as equity. Geron Corporation restated the consolidated financial statements for 2003 to 2005, each of the quarters of 2005 and the first three quarters of 2006 to correct the accounting for these warrants. In addition, Geron Corporation recorded similar adjustments in the consolidated financial statements for the fourth quarter ended December 31, 2006 to correct the accounting for the 2006 warrants. The adjustments affected the reported amounts of additional paid-in capital, current liabilities, and unrealized gain (loss) on fair value of warrants to purchase common stock. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 14, 2007 on those financial statements.

     In our opinion, management’s assessment that Geron Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Geron Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California
March 14, 2007

(IV)   REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS

     We have an ongoing process of analyzing and improving our internal controls, including those related to the matters identified above. To address the material weakness identified by management, we will execute the following steps by March 31, 2007: 1) implementation of a policy to ensure that consultation with experts occurs in a sufficiently timely manner to ensure that appropriate consideration is given to the accounting implications of complex non-routine transactions; 2) communication of such policy to relevant parties involved with complex non-routine transactions; 3) documentation of the process followed for such transactions in adherence to the policy; and 4) performance of quarterly monitoring to provide assurance of compliance with this policy.

(V)   CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in Geron’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2006.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 23, 2007, to be filed with the Securities and Exchange Commission (the Proxy Statement).

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this Item concerning our executive officers is set forth in Part I of this Report.

CODE OF ETHICS

     We have adopted a Code of Conduct with which every person who works for Geron is expected to comply. The Code of Conduct is publicly available on our website under the “Investor Relations” section at www.geron.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

     Copies of the Code of Conduct will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 230 Constitution Drive, Menlo Park, California, 94025.

SECTION 16(a) COMPLIANCE

     Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement.

AUDIT COMMITTEE REPORT

     The information required by this Item is incorporated by reference from the section captioned “Audit Committee Report” contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions”, “Executive Compensation” and “Compensation Committee Report” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

     (3) EXHIBITS

Exhibit
Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

3.3(3)	Bylaws of Registrant

4.1(2)	Form of Common Stock Certificate

4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.3(5)	Form of Indenture

4.4(6)	Form of Indenture

4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named

4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named

4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named

4.8(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory

4.9(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.10(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.11(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001

4.12(13)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers

4.13(14)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005

4.14(15)	Form of Lock-Up Agreement, issued by the Registrant to certain purchasers, dated April 22, 2005

4.15(16)	Form of A Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.16(17)	Form of B Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.17(18)	Form of C Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.18	Form of A Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.19	Form of A Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.20	Form of C Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.21	Form of D Warrant, dated March 1, 2007 issued by the Registrant to certain Purchasers

10.1(19)	Form of Indemnification Agreement

10.2(20)	1992 Stock Option Plan, as amended

10.3(19)	1996 Employee Stock Purchase Plan, as amended

10.4(21)	1996 Directors’ Stock Option Plan, as amended

10.5(22)	2002 Equity Incentive Plan

10.6(23)	2006 Directors’ Stock Option Plan

10.7(2)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas

10.8(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California

10.9(24) †	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation

10.10(25)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University

10.11(26)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH

10.12(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. And the Roslin Institute

10.13(27)†	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation

10.14(28)†	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation

10.15(29)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003

10.16(30)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003

10.17(31)	Employment agreement between Registrant and David Earp, dated January 21, 2003

10.18(32)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003

10.19(33)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003

10.20(34)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003

10.21	Offer letter agreement between Registrant and Alan B. Colowick, dated September 21, 2006

10.22(35)	Amended and Restated Severance Plan, effective October 2, 2006

10.23(36)†	License Agreement Amendment between the Registrant and Transgenomic, Inc., dated June 2, 2003

10.24(37) †	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.

10.25(38)	Lease Termination and Advance Payment Agreement by and between the Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004

10.26(39)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004

10.27(40)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004

10.28(41) †	Joint Venture Agreement dated March 1, 2005 between the Registrant and Biotechnology Research Corporation

10.29(42) †	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.

10.30(43) †	Contribution and License Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.

10.31(44) †	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.

14.1(45)	Code of Conduct

21.1(46)	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.

(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.

(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on November 12, 2004.

(14)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(15)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(18)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(19)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.

(20)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.

(21)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.

(22)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.

(23)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 3, 2006.

(24)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(25)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.

(26)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(27)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(28)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.

(29)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(30)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(31)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(32)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(33)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(34)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(35)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2006.

(36)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(37)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.

(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(39)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(40)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(41)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(42)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(43)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(44)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(45)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.

(46)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(b) REPORTS ON FORM 8-K

     None

(c) INDEX TO EXHIBITS

     See Exhibits listed under Item 15(a)(3) above.

(d) FINANCIAL STATEMENTS AND SCHEDULES

     The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 15th day of March, 2007.

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

Signature	Title	Date
/s/ THOMAS B. OKARMA	President, Chief Executive Officer and Director	March 15, 2007
THOMAS B. OKARMA	(Principal Executive Officer)

/s/ DAVID L. GREENWOOD	Executive Vice President, Chief Financial Officer,	March 15, 2007
DAVID L. GREENWOOD	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ ALEXANDER E. BARKAS	Director	March 15, 2007
ALEXANDER E. BARKAS

/s/ EDWARD V. FRITZKY	Director	March 15, 2007
EDWARD V. FRITZKY

/s/ CHARLES J. HOMCY	Director	March 15, 2007
CHARLES J. HOMCY

/s/ THOMAS D. KILEY	Director	March 15, 2007
THOMAS D. KILEY

/s/ JOHN P. WALKER	Director	March 15, 2007
JOHN P. WALKER

/s/ PATRICK J. ZENNER	Director	March 15, 2007
PATRICK J. ZENNER

EXHIBIT INDEX

Exhibit
Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

3.3(3)	Bylaws of Registrant

4.1(2)	Form of Common Stock Certificate

4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.3(5)	Form of Indenture

4.4(6)	Form of Indenture

4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named

4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named

4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named

4.8(2)	Common Stock Warrant dated May 4, 1994, issued by the Registrant to Cold Spring Harbor Laboratory

4.9(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.10(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.11(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001

4.12(13)	Form of A Warrant, dated November 12, 2004, issued by the Registrant to certain purchasers

4.13(14)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005

4.14(15)	Form of Lock-Up Agreement, issued by the Registrant to certain purchasers, dated April 22, 2005

4.15(16)	Form of A Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.16(17)	Form of B Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.17(18)	Form of C Warrant, dated December 15, 2006, issued by the Registrant to certain Purchasers

4.18	Form of A Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.19	Form of A Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.20	Form of C Warrant, Amended and Restated, dated March 13, 2007 issued by the Registrant to certain Purchasers

4.21	Form of D Warrant, dated March 1, 2007 issued by the Registrant to certain Purchasers

10.1(19)	Form of Indemnification Agreement

10.2(20)	1992 Stock Option Plan, as amended

10.3(19)	1996 Employee Stock Purchase Plan, as amended

10.4(21)	1996 Directors’ Stock Option Plan, as amended

10.5(22)	2002 Equity Incentive Plan

10.6(23)	2006 Directors’ Stock Option Plan

10.7(2)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas

10.8(2)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California

10.9(24) †	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation

10.10(25)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University

10.11(26)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH

10.12(1)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. And the Roslin Institute

10.13(27) †	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation

10.14(28) †	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation

10.15(29)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003

10.16(30)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003

10.17(31)	Employment agreement between Registrant and David Earp, dated January 21, 2003

10.18(32)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003

10.19(33)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003

10.20(34)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003

10.21	Offer letter agreement between Registrant and Alan B. Colowick, dated September 21, 2006

10.22(35)	Amended and Restated Severance Plan, effective October 2, 2006

10.23(36)†	License Agreement Amendment between the Registrant and Transgenomic, Inc., dated June 2, 2003

10.24(37) †	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.

10.25(38)	Lease Termination and Advance Payment Agreement by and between the Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004

10.26(39)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004

10.27(40)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004

10.28(41) †	Joint Venture Agreement dated March 1, 2005 between the Registrant and Biotechnology Research Corporation

10.29(42) †	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.

10.30(43) †	Contribution and License Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.

10.31(44) †	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.

14.1(45)	Code of Conduct

21.1(46)	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2007
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.

(2)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.

(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on 8-K filed on November 12, 2004.

(14)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(15)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(18)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on December 15, 2006.

(19)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.

(20)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on December 23, 1999.

(21)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.

(22)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 2, 2002.

(23)	Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement filed on April 3, 2006.

(24)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(25)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.

(26)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(27)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(28)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.

(29)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(30)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(31)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(32)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(33)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(34)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2003.

(35)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2006.

(36)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(37)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 24, 2004.

(38)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(39)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(40)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(41)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(42)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(43)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(44)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(45)	Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.

(46)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.