Form 10-Q
period 2007-03-31
GERON CORP
filed 2007-04-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 24, 2007:
Common Stock, $0.001 par value	72,872,137 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31, 2007	DECEMBER 31, 2006
	(UNAUDITED)	(SEE NOTE 1)

ASSETS
Current assets:
Cash and cash equivalents	$145,722	$135,882
Restricted cash	530	530
Marketable securities	75,504	77,448
Interest and other receivables (including amounts from related parties: 2007-$505, 2006-$293)	856	1,268
Current portion of prepaid assets	2,343	2,025
Total current assets	224,955	217,153
Noncurrent portion of prepaid assets	226	396
Equity investments in licensees	148	175
Property and equipment, net	3,064	2,482
Deposits and other assets	594	594
	$228,987	$220,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,342	$1,959
Accrued compensation	893	2,938
Accrued liabilities	2,365	2,216
Current portion of deferred revenue	605	1,159
Fair value of derivatives	3,711	38,504
Total current liabilities	10,916	46,776
Noncurrent portion of deferred revenue	98	105
Commitments and contingencies
Stockholders’ equity:
Common stock	73	70
Additional paid-in capital	619,703	573,156
Accumulated deficit	(401,588)	(399,094)
Accumulated other comprehensive loss	(215)	(213)
Total stockholders’ equity	217,973	173,919
	$228,987	$220,800

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006 As Restated (1)

Revenues from collaborative agreements (including amounts from related parties: 2007-$212, 2006-$55)	$293	$55
License fees and royalties	623	528
Total revenues	916	583

Operating expenses:
Research and development (including amounts from related parties: 2007-$212, 2006-$55)	13,189	9,363
General and administrative	4,129	2,082
Total operating expenses	17,318	11,445
Loss from operations	(16,402)	(10,862)
Unrealized gain on derivatives	14,805	4,082
Interest and other income	2,792	1,892
Interest and other expense	(28)	(40)
Net income (loss)	1,167	(4,928)
Deemed dividend on derivatives	(3,661)	—
Net loss applicable to common stockholders	$(2,494)	$(4,928)

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.08)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	71,797,056	65,088,861

________________

(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006 As Restated (1)

Cash flows from operating activities:
Net income (loss)	$1,167	$(4,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	277	268
Accretion and amortization on investments	(717)	239
Stock-based compensation in exchange for services by non-employees	2,735	726
Stock-based compensation for awards to employees and directors	2,922	962
Amortization related to 401(k) contributions	41	33
Loss on equity investments in licensees	28	119
Amortization of intangible assets, principally research related	—	189
Unrealized gain on derivatives	(14,805)	(4,082)
Changes in assets and liabilities:
Other current and noncurrent assets	455	150
Other current and noncurrent liabilities	648	(510)
Accrued research funding obligation	—	(15)
Translation adjustment	—	2
Net cash used in operating activities	(7,249)	(6,847)
Cash flows from investing activities:
Capital expenditures	(859)	(127)
Purchases of marketable securities	(39,147)	(23,102)
Proceeds from maturities of marketable securities	41,805	13,442
Net cash provided by (used in) investing activities	1,799	(9,787)
Cash flows from financing activities:
Payments of obligations under equipment loans	—	(27)
Proceeds from issuances of common stock, net of issuance costs	290	433
Proceeds from exercise of warrants	15,000	—
Net cash provided by financing activities	15,290	406
Net increase (decrease) in cash and cash equivalents	9,840	(16,228)
Cash and cash equivalents at the beginning of the period	135,882	96,633
Cash and cash equivalents at the end of the period	$145,722	$80,405

________________
(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2007 and condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2006 (restated), included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

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

Restatement of Prior Period Information

Financial results for the three months ended March 31, 2006 have been restated to account for warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements as liabilities in accordance with the provisions of Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Issue 00-19). Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of the restatement, including Note 2 to our consolidated financial statements.

Net Loss Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities, such as stock options and equivalents, outstanding during the period. Potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of warrants are determined under the treasury stock method.

Because we were in a net loss position, diluted earnings per share excludes the effects of common stock equivalents consisting of options and warrants, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,376,507 shares and 2,070,837 shares for 2007 and 2006, respectively, related to outstanding options and warrants (as determined using the treasury stock method at an average market price during the period).

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On a regular basis, we evaluate these estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include commercial paper, corporate notes in United States corporations and asset-backed securities with original maturities ranging from four to seven months.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2007 and 2006. Dividend and interest income are recognized when earned.

Revenue Recognition

We recognize revenue related to license and research agreements with collaborators, royalties, milestone payments and government grants. The principles and guidance outlined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

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

We recognize revenue under collaborative agreements, including related party agreements, as the related research and development costs for services are rendered. Deferred revenue represents the portion of research and license payments received which had not been earned.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Restricted Cash

As of March 31, 2007 and December 31, 2006, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

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

We monitor our equity investments in licensees and joint ventures for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We recognized impairment charges of $28,000 and $119,000 for the three months ended March 31, 2007 and 2006, respectively, related to other-than-temporary declines in fair values of our non-marketable equity investments. As of March 31, 2007 and December 31, 2006, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint ventures, were $141,000 and $169,000, respectively.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards.

On January 1, 2006 we implemented the provisions of SFAS 123R using the modified prospective transition method. In accordance with this method, for awards expected to vest, we recognize compensation expense on a straight-line basis for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and following the straight-line attribution method elected originally upon the adoption of SFAS 123.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three months ended March 31, 2007 and 2006 which was allocated as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Research and development	$1,252	$672
General and administrative	1,670	290
Stock-based compensation expense included in operating expenses	$2,922	$962

The fair value of options granted during the three months ended March 31, 2007 and 2006 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.774	0.824
Risk-free interest rate range	4.43% to 4.80%	4.28% to 4.60%
Expected term	5 yrs	5 yrs

The fair value of employees’ purchase rights has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.419 to 0.460	0.381 to 0.471
Risk-free interest rate	5.00% to 5.26%	4.81% to 4.82%
Expected term	6 - 12 mos	6 - 12 mos

The expected volatility range is based on historical volatilities of our stock, because traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The risk-free rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. We grant options under our equity plans to employees, non-employee directors, and consultants, which generally vest over four years.

As stock-based compensation expense recognized in the consolidated statements of operations for the quarters ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We continue to apply the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (Issue 96-18) for our non-employee stock-based awards. Under Issue 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the awards in our consolidated statements of operations.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Fair Value of Derivatives

We apply the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), Statement of Financial Accounting Standards No 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150) and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) in accounting for derivative financial instruments.

For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the consolidated balance sheet at inception and marked to market at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net income (loss). The activity in comprehensive income (loss) during the three months ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006 As Restated
	(In thousands)
Net income (loss)	$1,167	$(4,928)
Change in unrealized gains (losses) on securities available-for-sale and marketable equity securities	(2)	24
Change in foreign currency translation adjustments	—	2
Comprehensive income (loss)	$1,165	$(4,902)

The components of accumulated other comprehensive loss are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Unrealized holding loss on available-for-sale securities and marketable equity investments	$(42)	$(40)
Foreign currency translation adjustments	(173)	(173)
	$(215)	$(213)

2. FAIR VALUE OF DERIVATIVES

In March 2007, we modified certain warrant agreements to amend the provisions which required liability treatment for these instruments under Issue 00-19. On the effective date of these modifications for which we received no additional consideration, the aggregate fair value of $22,646,000 for these warrants, as calculated using the Black Scholes option-pricing model, was reclassified from current liabilities to additional paid-in capital. An unrealized gain of $9,815,000, resulting from the change in fair value for these warrants from December 31, 2006 to the effective date of the modifications, was recorded in the consolidated statements of operations. As of March 31, 2007, the fair value of warrants that were not modified and continued to be treated as liabilities under Issue 00-19 was $1,778,000. An unrealized gain of $1,923,000 was recorded in the consolidated statements of operations for the change in fair value from December 31, 2006 to March 31, 2007 for these instruments.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In February 2007, we received proceeds of $15,000,000 from the exercise of warrants subject to liability treatment under Issue 00-19 to purchase 1,875,000 shares of common stock. An unrealized gain of $2,342,000 resulting from the change in fair value for these warrants from December 31, 2006 to the date of exercise was recorded in the consolidated statements of operations. The exercised warrants were issued to institutional investors in connection with the financing announced in December 2006 and had an expiration date of February 28, 2007. In conjunction with this warrant exercise, we issued warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants are substantially the same as the A Warrants issued in the December 2006 financing. The aggregate fair value of $3,661,000 for these new instruments, as calculated using the Black Scholes option-pricing model, was recognized as a deemed dividend in the consolidated statements of operations.

In January 2007, performance obligations related to services under certain agreements with non-employees were completed. Options to purchase 340,000 shares of common stock held by these individuals remained outstanding as of March 31, 2007 and required liability treatment under the provisions of Issue 00-19. The initial aggregate fair value was $2,658,000 for these instruments, as calculated using the Black Scholes option-pricing model, and was recorded as a current liability. Of that amount, $1,247,000 was reclassified from additional paid-in capital and the remaining $1,411,000 was recognized as consulting expense. As of March 31, 2007, the fair value of these options was $1,933,000 and an unrealized gain of $725,000 was recorded in the consolidated statements of operations for the change in fair value of these instruments from the initial measurement date to March 31, 2007. If unexercised, the options expire in March 2015.

3. STOCKHOLDERS’ EQUITY

Issuances of Common Stock

In January 2007, we awarded 105,155 shares of common stock to employees in lieu of cash for 2006 year-end performance bonuses. The shares were granted under the 2002 Equity Incentive Plan. Compensation expense of $921,000 related to this award was included in accrued compensation as of December 31, 2006.

In January 2007, we issued 111,857 shares of common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI provides certain preclinical services in support of our programs. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately two months. As of March 31, 2007, $191,000 remained as a prepaid asset.

4. INCOME TAXES

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented.

We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
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

6. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Three Months Ended March 31,
(In Thousands)	2007	2006
	(Unaudited)
Supplemental Operating Activities:
Net unrealized gain (loss) on equity investments in licensees	$1	$8
Cash in transit from options	$—	$(18)
Reclassification between derivative liabilities and equity	$21,399	$—
Shares issued for 401(k) matching contribution and performance bonus	$1,722	$2,173
Shares or warrants issued for services	$191	$474
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	$(3)	$16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and elsewhere in this Form 10-Q.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Revenues

We recognized revenues from collaborative agreements of $293,000 for the three months ended March 31, 2007, compared to revenues of $55,000 for the comparable period in 2006. Revenues in 2007 represent amounts earned under a contract to provide scientific research services to a related party, our joint venture in Hong Kong, TA Therapeutics (TAT) and revenue recognized under our collaboration with Corning Life Sciences. Revenues in 2006 reflect only related party amounts earned from TAT.

We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $494,000 for the three months ended March 31, 2007, compared to $471,000 for the comparable 2006 period related to our various agreements. The increase in license fee revenue primarily reflects increased revenue recognized from the license agreement with Merck. We expect to recognize revenue of $598,000 for the remainder of 2007, $27,000 in 2008, $27,000 in 2009, $26,000 in 2010 and $25,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

We received royalties of $129,000 for the three months ended March 31, 2007, compared to $58,000 for the comparable 2006 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

Research and development expenses were $13.2 million for the three months ended March 31, 2007, compared to $9.4 million for the comparable 2006 period. The increase for 2007 compared to 2006 is primarily the result of increased personnel-related expense of $1.6 million, including an increase of $580,000 in stock-based compensation expense associated with stock options, increased consulting fees of $1.7 million related to the telomerase cancer vaccine, GRNVAC1, increased clinical trial costs of $306,000 associated with our telomerase inhibitor drug, GRN163L and higher preclinical and toxicology study expenses of $285,000 for GRNOPC1, our hESC-derived oligodendrocyte progenitor cells for the treatment of acute spinal cord injury. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

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

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Oncology	$7,396	$5,276
hESC Therapies	5,793	4,087
Total	$13,189	$9,363

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

For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products” and “Entry into clinical trials with one or more product candidates may not result in any commercially viable products” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2007, compared to $2.1 million for the comparable 2006 period. The increase in 2007 compared to 2006 was primarily due to increased recognition of compensation expense related to restricted stock awards to employees and directors during the first quarter of 2007. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is marked to market and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized gain on derivatives of $14.8 million for the three months ended March 31, 2007 and $4.1 million for the comparable restated 2006 period. The increase in unrealized gain on derivatives in 2007 as compared to 2006 primarily reflects changes in fair value of warrants issued in connection with the December 2006 financing. See Note 2, “Fair Value of Derivatives,” in Notes to Consolidated Financial Statements of this Form 10-Q for further discussion of unrealized gain on derivatives.

Interest and Other Income

Interest income was $2.8 million for the three months ended March 31, 2007, compared to $1.9 million for the comparable 2006 period. The increase in interest income for 2007 compared to 2006 was due to higher cash and investment balances as a result of $40.0 million in proceeds received from the December 2006 financing and $15.0 million in proceeds received in connection with the exercise of warrants in February 2007. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $28,000 for the three months ended March 31, 2007, compared to $40,000 for the comparable 2006 period. The decrease in interest and other expense for 2007 compared to 2006 was primarily due to the conclusion of equipment financing payments in June 2006.

Net Income (Loss)

Net income was $1.2 million for the three months ended March 31, 2007, compared to $4.9 million net loss for the comparable restated 2006 period. Net income for the three months ended March 31, 2007 resulted from unrealized gain on derivatives of $14.8 million offset by increased operating expenses for the clinical development of GRN163L and GRNVAC1.

Deemed Dividend on Derivatives

In conjunction with the warrant exercise in February 2007, we issued warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants are substantially the same as the A Warrants issued in the December 2006 financing. The aggregate fair value of $3.7 million for these new instruments, as calculated using the Black Scholes option-pricing model, was recognized as a deemed dividend in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at March 31, 2007 totaled $221.8 million compared to $213.9 million at December 31, 2006. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2007 resulted from the receipt of $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006 offset by use of cash for operations.

Cash Flows from Operating Activities. Net cash used in operations was $7.2 million for the three months ended March 31, 2007, compared to $6.8 million for the comparable 2006 period. The increase in net cash used for operations in 2007 was primarily the result of increased operating expenses.

Cash Flows from Investing Activities. Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $9.8 million for the comparable 2006 period. The increase in cash provided by investing activities reflected increased proceeds from the maturities of marketable securities.

Since inception through March 31, 2007, we have invested approximately $17.1 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of March 31, 2007, no payments were due under our equipment financing facilities. As of March 31, 2007, we had approximately $500,000 available for borrowing under our equipment financing facilities. We intend to renew the commitment for new equipment financing facilities in 2007 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $15.3 million, compared to $406,000 for the comparable 2006 period. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

As of March 31, 2007, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)

Operating leases (2)	$35	$10	$25	$—	$—
Research funding (3)	5,697	3,305	1,148	504	740
Total contractual cash obligations	$5,732	$3,315	$1,173	$504	$740
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

Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate notes, commercial paper and asset-backed securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2007 was $220.9 million. These investments include $145.4 million of cash and cash equivalents which are due in less than 90 days, $19.5 million of asset-backed securities which have varying maturity dates, and $56.0 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes, commercial paper, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiary satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2007, there was an immaterial currency exchange impact from our intercompany transactions. As of March 31, 2007, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, we identified a material weakness pertaining to controls related to the process of accounting for complex, non-routine transactions, specifically related to derivatives associated with equity financing transactions. Our management, with oversight by our Audit Committee, has executed the following remediation plan during the quarter ended March 31, 2007 to address the material weakness:

•
creation and implementation of a policy regarding (i) the identification of and communications relating to complex, non-routine transactions, as well as (ii) consultation with persons with particular expertise in the accounting for complex, non-routine transactions in connection with the determination of the appropriate accounting treatment and financial reporting for such transactions;

•	distribution of the policy to employees most likely to be negotiating such transactions;

•	training for those employees involved with such transactions; and

•	quarterly review of transactions against the policy to ensure compliance.

Based on the evaluation by our management, in which our chief executive officer and our chief financial officer participated, of the effectiveness of our disclosure controls and procedures, including the remediation efforts described above, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls Over Financial Reporting. Other than the remediation efforts described above, there was no change in our internal control over financial reporting for the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Potential lead drug compounds or other product candidates and technologies will require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be approved by regulators or marketed successfully. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs to be successful, any program may be abandoned, even after we have expended significant resources on the program, such as our investments in telomerase technology and human embryonic stem cells, which could cause a sharp drop in our stock price.

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

We have incurred operating losses every year since our operations began in 1990. As of March 31, 2007, our accumulated deficit was approximately $401.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will need to receive regulatory approvals for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. Such trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (CROs) or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

Because we or our collaborators must obtain regulatory approvals to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products.

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

     Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

•	manufacturing;

•	advertising and promoting;

•	selling and marketing;

•	labeling; and

•	distribution.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•	recall or seizure of products;

•	injunction against manufacture, distribution, sales and marketing; and

•	criminal prosecution.

The imposition of any of these penalties could significantly impair our business, financial condition and results of operations.

Entry into clinical trials with one or more product candidates may not result in any commercially viable products.

We may never generate revenues from product sales because of a variety of risks inherent in our business, including the following risks:

•	clinical trials may not demonstrate the safety and efficacy of our product candidates;

•	completion of clinical trials may be delayed, or costs of clinical trials may exceed anticipated amounts;

•	we may not be able to obtain regulatory approval of our product candidates, or may experience delays in obtaining such approvals;

•	we may not be able to manufacture our product candidates economically on a commercial scale;

•	we and any licensees of ours may not be able to successfully market our products;

•	physicians may not prescribe our products, or patients or third party payors may not accept such products;

•	others may have proprietary rights which prevent us from marketing our products; and

•	competitors may sell similar, superior or lower-cost products.

With respect to our telomerase cancer vaccine product candidate, clinical testing has been limited to early-stage testing for a small number of patients. The results of this testing may not be indicative of successful outcomes in later stage trials. We have begun clinical testing of our telomerase inhibitor compound, GRN163L. This is the first clinical trial for this product. We have not commenced clinical testing for any other product candidate.

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

In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA. We are also seeking to obtain patent coverage in Europe for telomerase peptides through a European divisional patent application.

The appeals in each of these European opposition cases will take a minimum of 12 months and most likely considerably longer. Because these oppositions are on-going proceedings, the outcomes cannot be determined at this time. These oppositions reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also involved in other patent oppositions in Europe, Australia and New Zealand.

Patent opposition proceedings are not currently available in the U.S. patent system, but legislation is pending to introduce them. However, issued U.S. patents can be reexamined by the Patent Office at the request of a third party. Patents owned or licensed by Geron may therefore be subject to reexamination. As in any legal proceeding, the outcome of patent reexaminations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights. In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings and in March 2007 it issued initial non-final actions rejecting all claims of each of the three patents in reexamination. We are cooperating with WARF in the reexamination proceedings, and expect that WARF will respond to these and any subsequent Patent Office actions and, if necessary, appeal any adverse decision. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology. Because these reexaminations are ongoing, the outcome of these matters cannot be determined at this time.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is principally responsible for developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing; Cell Genesys is principally responsible for developing oncolytic virus therapeutics utilizing the telomerase promoter; and Roche is responsible for developing cancer diagnostics using our telomerase technology. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop or manufacture our product candidates could be significantly harmed.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2006 which pertains to controls relating to the process of accounting for complex non-routine transactions. As of the date of this quarterly report on Form 10-Q, we have implemented a plan to remediate the identified material weakness. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

Historically, our stock price has been extremely volatile. Between January 1998 and March 2007, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and March 31, 2007, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2007, we had 200,000,000 shares of common stock authorized for issuance and 72,866,080 shares of common stock outstanding. In addition, as of March 31, 2007, we have reserved for future issuance approximately 27,164,325 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In January 2007, we issued 111,857 shares of Geron common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI provides certain preclinical services in support of our programs. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2007, $191,000 remained as a prepaid asset.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of A Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.2	Form of A Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.3	Form of C Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.4	Form of D Warrant, dated March 1, 2007, issued by the Registrant to certain Purchasers
10.1	Amended and Restated 2002 Equity Incentive Plan
10.2	Amended and Restated 2006 Directors’ Stock Option Plan
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)
Date: April 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of A Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.2	Form of A Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.3	Form of C Warrant, Amended and Restated, dated March 13, 2007, issued by the Registrant to certain Purchasers
4.4	Form of D Warrant, dated March 1, 2007, issued by the Registrant to certain Purchasers
10.1	Amended and Restated 2002 Equity Incentive Plan
10.2	Amended and Restated 2006 Directors’ Stock Option Plan
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007.