Form 10-Q
period 2007-06-30
GERON CORP
filed 2007-07-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 26, 2007:
Common Stock, $0.001 par value	75,324,932 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$126,943	$135,882
Restricted cash	530	530
Marketable securities	90,011	77,448
Interest and other receivables (including amounts from related parties: 2007-$998, 2006-$293)	1,259	1,268
Current portion of prepaid assets	3,888	2,025
Total current assets	222,631	217,153
Noncurrent portion of prepaid assets	931	396
Equity investments in licensees	110	175
Property and equipment, net	3,868	2,482
Deposits and other assets	693	594
	$228,233	$220,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,118	$1,959
Accrued compensation	1,441	2,938
Accrued liabilities (including amounts for related parties: 2007-$504, 2006-none)	3,398	2,216
Current portion of deferred revenue	100	1,159
Fair value of derivatives	3,502	38,504
Current portion of advance payment from related party for research and development, net	877	—
Total current liabilities	13,436	46,776
Noncurrent portion of deferred revenue	91	105
Noncurrent portion of advance payment from related party for research and development, net	1,657	—
Commitments and contingencies
Stockholders’ equity:
Common stock	75	70
Additional paid-in capital	628,703	573,156
Accumulated deficit	(415,573)	(399,094)
Accumulated other comprehensive loss	(156)	(213)
Total stockholders’ equity	213,049	173,919
	$228,233	$220,800

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006 As Restated (1)	2007	2006 As Restated (1)
Revenues from collaborative agreements
(including amounts from related parties: three months - 2007-$236; 2006-$98; six months -2007-$448; 2006-$153)	$304	$111	$597	$166
License fees and royalties	585	675	1,208	1,203
Total revenues	889	786	1,805	1,369

Operating expenses:
Research and development (including amounts for related parties: three months - 2007-$287; 2006-$98; six months - 2007-$499; 2006-$153)	14,098	9,326	27,287	18,689
General and administrative	3,557	2,868	7,686	4,950
Total operating expenses	17,655	12,194	34,973	23,639
Loss from operations	(16,766)	(11,408)	(33,168)	(22,270)
Unrealized (loss) gain on derivatives	(36)	3,996	14,769	8,078
Interest and other income	2,843	2,189	5,635	4,081
Interest and other expense	(26)	(38)	(54)	(78)
Net loss	(13,985)	(5,261)	(12,818)	(10,189)
Deemed dividend on derivatives	—	—	(3,661)	—
Net loss applicable to common stockholders	$(13,985)	$(5,261)	$(16,479)	$(10,189)

Basic and diluted net loss per share applicable to common stockholders	$(0.19)	$(0.08)	$(0.23)	$(0.16)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	74,077,733	65,932,548	72,937,395	65,510,704

________________

(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2007	2006 As Restated (1)
Cash flows from operating activities:
Net loss	$(12,818)	$(10,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	552
Accretion and amortization on investments	(1,634)	96
Gain on sale of fixed assets	—	(16)
Stock-based compensation in exchange for services by non-employees	4,247	1,276
Stock-based compensation for awards to employees and directors	5,491	2,543
Amortization related to 401(k) contributions	117	82
Loss on equity investments in licensees	63	119
Amortization of intangible assets, principally research related	—	377
Unrealized gain on derivatives	(14,769)	(8,078)
Changes in assets and liabilities:
Other current and noncurrent assets	408	1,901
Other current and noncurrent liabilities	2,613	(643)
Accrued research funding obligation	—	(1,418)
Advance payment from related party for research and development	2,534	—
Translation adjustment	—	(8)
Net cash used in operating activities	(13,118)	(13,406)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	16
Capital expenditures	(1,746)	(421)
Purchases of marketable securities	(95,679)	(56,667)
Proceeds from maturities of marketable securities	84,805	38,175
Net cash used in investing activities	(12,620)	(18,897)
Cash flows from financing activities:
Payments of obligations under equipment loans	—	(55)
Proceeds from issuances of common stock, net of issuance costs	1,636	796
Proceeds from exercise of warrants	15,163	3,804
Net cash provided by financing activities	16,799	4,545
Net decrease in cash and cash equivalents	(8,939)	(27,758)
Cash and cash equivalents at the beginning of the period	135,882	96,633
Cash and cash equivalents at the end of the period	$126,943	$68,875

________________

(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2007 and condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2006 (restated), included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron, its wholly-owned subsidiary, Geron Bio-Med Ltd., a United Kingdom company, and majority-owned subsidiary, TA Therapeutics, Ltd., a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med and TAT using the local currency as the functional currency. We translate the assets and liabilities of these subsidiaries at rates of exchange at the balance sheet date. We translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a 50-50 owned joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT).  TAT was jointly owned and controlled by us and BRC. Therefore, we accounted for our investment in TAT under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments." On June 15, 2007, the joint venture agreement with BRC was amended.  Under the amended agreement we have the ability to control the operations of TAT through our 75% ownership interest, rights to the intellectual property developed by TAT and other decision making rights. Accordingly, we began consolidating TAT’s results of operations as of June 16, 2007. See Note 3 to our condensed consolidated financial statements for additional information.

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

Restatement of Prior Period Information

Financial results for the three and six months ended June 30, 2006 have been restated to account for warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements as liabilities in accordance with the provisions of Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Issue 00-19). Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of the restatement, including Note 2 to our consolidated financial statements.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

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

Because we were in a net loss position, diluted earnings per share excludes the effects of common stock equivalents consisting of options and warrants, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,749,844 shares and 1,672,851 shares for 2007 and 2006, respectively, related to outstanding options and warrants (as determined using the treasury stock method at an average market price during the period).

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our marketable debt securities for the three and six months ended June 30, 2007 and 2006. Dividend and interest income are recognized when earned.

Revenue Recognition

We recognize revenue related to license and research agreements with collaborators, royalties, and milestone payments. The principles and guidance outlined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria separately for each of the separate units. For each separate unit of accounting we have objective and reliable evidence of fair value using available internal evidence for the undelivered item(s) and our arrangements generally do not contain a general right of return relative to the delivered item.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

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

We recognize revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party. Deferred revenue represents the portion of research and license payments received which has not been earned.

Restricted Cash

As of June 30, 2007 and December 31, 2006, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

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

We monitor our equity investments in licensees and joint venture for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. We recognized impairment charges of $35,000 and none for the three months ended June 30, 2007 and 2006, respectively, and $63,000 and $119,000 for the six months ended June 30, 2007 and 2006, respectively, related to other-than-temporary declines in fair values of our equity investments. As of June 30, 2007 and December 31, 2006, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint venture, were $87,000 and $169,000, respectively.

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

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

The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2007 and 2006 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Research and development	$1,302	$517	$2,554	$973
General and administrative	1,267	1,064	2,937	1,354
Stock-based compensation expense included in operating expenses	$2,569	$1,581	$5,491	$2,327

Stock Options

The fair value of options granted during the six months ended June 30, 2007 and 2006 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.761 to 0.774	0.814 to 0.824
Risk-free interest rate range	4.43% to 5.05%	3.48% to 5.14%
Expected term	5 yrs	5 yrs

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2007 and 2006 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.419 to 0.460	0.381 to 0.460
Risk-free interest rate	5.00% to 5.26%	4.81% to 5.27%
Expected term	6 - 12 mos	6 - 12 mos

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

As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards

The compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of the grant. In May 2007, the Compensation Committee (the Committee) of the Board of Directors approved new awards of 1,180,483 shares of restricted stock for Geron’s employees, including executive officers and board of directors. The awards vest annually over two years or four years. The fair value of the restricted stock was estimated using the fair value of Geron common stock on the date of the grant, is being amortized as compensation expense over the service period, and is reduced for estimated forfeitures as applicable.

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

Fair Value of Derivatives

We apply the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150) and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) in accounting for derivative financial instruments.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)
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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (As Restated)	2007	2006 (As Restated)
	(In thousands)
Net loss	$(13,985)	$(5,261)	$(12,818)	$(10,189)
Change in unrealized gains on securities available-for-sale and marketable equity securities	59	21	57	45
Change in foreign currency translation adjustments	—	(10)	—	(8)
Comprehensive loss	$(13,926)	$(5,250)	$(12,761)	$(10,152)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Unrealized holding gain (loss) on available-for-sale securities and marketable equity investments	$17	$(40)
Foreign currency translation adjustments	(173)	(173)
	$(156)	$(213)

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on the accounting for nonrefundable advance payments for goods or services to be used in future research and development activities (EITF Issue 07-3). Under EITF Issue 07-3, up-front payments would be recorded as an asset if the contracted party has not yet performed the related activities. Amounts capitalized would be recognized as expense when the research and development activities are performed, that is, when the goods without alternative future use are acquired or the service is rendered. EITF Issue 07-3 is to be applied prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We do not anticipate that the adoption of EITF Issue 07-3 will have a material impact on our results of operations and financial position.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

Reclassification

Certain reclassifications of prior year amounts have been made to conform to current year presentation. Deferred compensation has been reclassified to additional paid-in capital.

2. FAIR VALUE OF DERIVATIVES

We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. In order for a warrant to be classified as permanent equity under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19), the settlement of such warrant in shares must be within the company’s control. Issue 00-19 states that the ability to make timely filings and, therefore, the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities.

In March 2007, we amended certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants. The amendments enable the settlement of such warrants to be within the Company’s control.  In particular, the amendments: (i) preclude the warrant holder from exercising the warrant or require the warrant holder to exercise the warrant on a net-share settled basis to enable the issuance of shares that qualify for an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, when there is no registration statement in effect with respect to the shares underlying the warrant; (ii) provide an explicit clarification that the warrants are not to be settled in cash; and (iii) provide that we shall use reasonable best efforts to maintain currently effective shelf registration statements, instead of requiring a commitment to maintain the effectiveness of currently effective shelf registration statements.

On the effective date of these amendments, the change in fair value from December 31, 2006 to the effective date of the amendments was recorded in the consolidated statement of operations and the then-current fair value for the warrants of $22,646,000 was reclassified from liabilities to equity. Any changes in fair value subsequent to this reclassification shall not be recognized as long as the warrants continue to be classified as equity. As of June 30, 2007, the remaining fair value of warrants and non-employee stock options subject to liability classification under Issue 00-19 was $3,502,000.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. Pursuant to the joint venture agreement with BRC, we provide scientific leadership, development expertise, intellectual property and capital to TAT.  BRC provides scientific leadership, a research team, capital and laboratory facilities to TAT. We and BRC each initially owned 50% of TAT. We initially contributed intellectual property and a nominal cash capital contribution of $12,000. BRC agreed to an initial cash capital contribution of $6,000,000. When and if BRC fully paid this amount, for the following three months, we could contribute $2,000,000. If we chose not to contribute, then BRC could have repurchased our equity ownership in TAT or the joint venture could have been discontinued. Operations for TAT began April 1, 2005.  As TAT was jointly owned and controlled by us and BRC, we accounted for our investment in TAT under the equity method of accounting.  In accordance with the equity method of accounting, we increased (decreased) the carrying value of our investment in TAT by a proportionate share of TAT’s earnings (losses). We recognized a loss of $12,000 for our proportionate share of TAT’s 2005 second quarter losses after which our share of TAT’s net operating losses exceeded the carrying value of our investment in and net advances to TAT and we were not committed to provide further financial support.  Therefore, we discontinued the application of the equity method of accounting beginning July 1, 2005.  Through March 31, 2007, BRC had contributed $3,910,000 to TAT, which funded operating losses since formation of TAT and research activities to date were performed principally by BRC on behalf of TAT.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, BRC contributed $2,090,000 to TAT under its original first phase cash commitment of $6,000,000 and agreed to contribute another $2,000,000 by December 2007 (of which $1,000,000 has been contributed as of June 30, 2007), which is required to be applied to specific research to be performed by BRC on behalf of TAT.  We contributed $2,000,000 to TAT relating to the first phase of the research project and elected to contribute another $2,000,000 for the second phase. However, BRC elected not to provide funds to TAT for the second phase of the research and development projects. As a result of BRC’s decision to not fund the second phase of the research and development projects, we acquired control of TAT’s operations and assets. Under the amended agreements, we direct the pre-clinical and drug development activities, own 75% voting interest and have unilateral right to wind up TAT. Upon winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT's efforts up to a fixed amount based on BRC’s cash contributions.  Upon winding up of TAT, if the assets available for distribution, other than the intellectural property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties.  It is expected that all the funds, aggregating $8,090,000, will be spent in performing research and development activities during the next 24 months.

As a result of our obtaining control over TAT, we have included the results of TAT in our consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Aggregate cash contributions and commitment of $4,090,000 by BRC to TAT and cash contributions of $4,000,000 by Geron to TAT represent funding for future research and development activities to be undertaken by BRC or Geron on behalf of TAT. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us.  Accordingly, BRC’s net contributions have been and will be recorded as an advance payment of research and development on our condensed consolidated balance sheet. The advance payment from BRC will be recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC will be recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC will be recognized as revenue from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT as the source of funds have not been derived from our cash contributions to TAT. Amounts recognized in our consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 24 months.

4. STOCKHOLDERS’ EQUITY

Issuances of Common Stock

In May 2007, we issued 210,569 shares of Geron common stock to Exponent, Inc. (Exponent) in a private placement as advanced payment of rent due pursuant to a lease agreement pertaining to our lease of certain office space for the period from May 1, 2007 through April 30, 2010. The total fair value of the common stock was $1,430,000, which has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period. As of June 30, 2007, $1,351,000 remained as a prepaid asset.

In May 2007, we issued 200,803 shares of Geron common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,500,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2007, $1,039,000 remained as a prepaid asset which is expected to be expensed over the next six months.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

In May 2007, we issued 204,082 shares of Geron common stock to Girindus America Inc. (Girindus) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The total fair value of the common stock was $1,500,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2007, $928,000 remained as a prepaid asset which is expected to be expensed over the next three months.

Warrants Exercised

In May 2007, we received proceeds of $16,000 upon the exercise of warrants to purchase 1,576,686 shares of common stock. The exercised warrants were issued to institutional investors in connection with the financing announced in December 2006 and had an expiration date of December 15, 2008.

5. INCOME TAXES

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

6. SEGMENT INFORMATION

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

7. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Six Months Ended June 30,
(In Thousands)	2007	2006 (As Restated)
	(Unaudited)
Supplemental Operating Activities:
Net unrealized gain on equity investments in licensees	$2	$5
Cash in transit from options	7	8
Reclassification between derivative liabilities and equity	21,645	1,002
Shares issued for 401(k) matching contribution and performance bonus	1,722	2,173
Shares or warrants issued for services	3,275	1,183
Supplemental Investing Activities:
Net unrealized gain on marketable securities	55	40

8. SUBSEQUENT EVENT

In July 2007, we amended a warrant to purchase 860,656 shares of Geron common stock to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrant. On the effective date of the amendment, the fair value for the warrant will be reclassified from liabilities to equity and any change in fair value from June 30, 2007 to the effective date of the amendment shall be recorded in the condensed consolidated statements of operations. Any changes in fair value subsequent to this reclassification shall not be recognized as long as the warrant continues to be classified as equity. The nature of the amendment is consistent with the amendments executed in March 2007. See also Note 2.

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

We believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2007 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Revenues

We recognized revenues from collaborative agreements of $304,000 and $597,000 for the three and six months ended June 30, 2007, respectively, compared to revenues of $111,000 and $166,000 for the comparable 2006 periods. Revenues in 2007 primarily reflect the related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT) for scientific research services and revenue recognized under our collaboration with Corning Life Sciences and Merck.

We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $564,000 and $1.1 million for the three and six months ended June 30, 2007, respectively, compared to $662,000 and $1.1 million for the comparable 2006 periods related to our various agreements. The decrease in license fee revenue primarily reflects cancellation of certain licenses. We expect to recognize revenue of $86,000 for the remainder of 2007, $27,000 in 2008, $27,000 in 2009, $26,000 in 2010 and $25,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

We received royalties of $21,000 and $149,000 for the three and six months ended June 30, 2007, respectively, compared to $13,000 and $71,000 for the comparable 2006 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

Research and development expenses were $14.1 million and $27.3 million for the three and six months ended June 30, 2007, respectively, compared to $9.3 million and $18.7 million for the comparable 2006 periods. The increase for the 2007 second quarter compared to the 2006 second quarter is primarily the result of increased personnel-related expense of $2.1 million, including an increase of $785,000 in stock-based compensation expense associated with stock options and restricted stock awards, increased manufacturing costs of $2.7 million for our telomerase inhibitor drug, GRN163L, and increased clinical trial costs of $272,000 for GRN163L. Research and development expenses increased in 2007 compared to 2006 primarily as a result of higher personnel-related expenses of $3.7 million, including an increase of $1.6 million in stock-based compensation expense associated with stock options and restricted stock awards, increased manufacturing costs of $2.7 million for GRN163L, increased clinical trial costs of $579,000 associated with GRN163L and increased consulting fees of $1.5 million related to our telomerase cancer vaccine, GRNVAC1. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1, continued development of our human embryonic stem cell (hESC) programs and inclusion of TAT operating expenses with our results.

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

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Oncology	$9,010	$5,051	$16,785	$10,327
hESC Therapies	5,088	4,275	10,502	8,362
Total	$14,098	$9,326	$27,287	$18,689

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

General and Administrative Expenses

General and administrative expenses were $3.6 million and $7.7 million for the three and six months ended June 30, 2007, respectively, compared to $2.9 million and $5.0 million for the comparable 2006 periods. The increase in general and administrative expenses for 2007 compared to 2006 was primarily due to increased recognition of compensation expense related to stock options and restricted stock awards to employees and directors. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is marked to market and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized loss on derivatives of $36,000 and an unrealized gain on derivatives of $14.8 million for the three and six months ended June 30, 2007, respectively, and unrealized gains of $4.0 million and $8.1 million for the comparable restated 2006 periods. The changes in unrealized gains on derivatives for 2007 as compared to 2006 primarily reflects the result of amendments to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants and changes in fair value of warrants issued in connection with the December 2006 financing. See Note 2, “Fair Value of Derivatives,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the warrant amendments and unrealized gains and losses on derivatives.

Interest and Other Income

Interest income was $2.8 million and $5.6 million for the three and six months ended June 30, 2007, respectively, compared to $2.2 million and $4.1 million for the comparable 2006 periods. The increase in interest income for 2007 compared to 2006 was due to higher cash and investment balances as a result of $40.0 million in proceeds received from the December 2006 financing and $15.0 million in proceeds received in connection with the exercise of warrants in February 2007. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $26,000 and $54,000 for the three and six months ended June 30, 2007, respectively, compared to $38,000 and $78,000 for the comparable 2006 periods. The decrease in interest and other expense for 2007 compared to 2006 was primarily due to the conclusion of equipment financing payments in June 2006.

Net Loss

Net loss was $14.0 million and $12.8 million for the three and six months ended June 30, 2007, respectively, compared to $5.3 million and $10.2 million for the comparable restated 2006 periods. Net loss for the second quarter of 2007 increased compared to the comparable 2006 period as a result of increased operating expenses for the clinical development of GRN163L and GRNVAC1 and higher personnel-related costs for stock-based compensation and increasing employee headcount. Overall net loss for 2007 increased over the comparable 2006 period primarily due to increased operating expenses in 2007, offset by unrealized gain on derivatives of $14.8 million incurred  in the first quarter of 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2007 totaled $217.5 million compared to $213.9 million at December 31, 2006. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The increase in cash, restricted cash, cash equivalents and marketable securities in 2007 resulted from the receipt of $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006, offset by use of cash for operations.

Cash Flows from Operating Activities. Net cash used in operations was $13.1 million for the six months ended June 30, 2007 compared to $13.4 million for the comparable 2006 period. The decrease in net cash used for operations in 2007 was primarily the result of increased operating expenses, offset by advance research and development funding from related party.

Cash Flows from Investing Activities. Net cash used in investing activities was $12.6 million for the six months ended June 30, 2007, compared to $18.9 million for the comparable 2006 period. The decrease in cash used in investing activities reflected increased proceeds from the maturities of marketable securities.

Since inception through June 30, 2007, we have invested approximately $17.6 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of June 30, 2007, no payments were due under our equipment financing facilities. As of June 30, 2007, we had approximately $500,000 available for borrowing under our equipment financing facilities. We intend to renew the commitment for new equipment financing facilities in 2007 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $16.8 million, compared to $4.5 million for the comparable 2006 period. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

As of June 30, 2007, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Equipment lease	$31	$6	$25	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,869	1,385	1,240	504	740
Total contractual cash obligations	$3,900	$1,391	$1,265	$504	$740
____________

(1)
This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there was a change in control of the Company or severance payments to key employees under involuntary termination.

(2)
In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. In May 2007, we issued 210,569 shares of Geron common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2007 was $216.9 million. These investments include $126.9 million of cash and cash equivalents which are due in less than 90 days, $5.0 million of asset-backed securities which have varying maturity dates, and $85.0 million of short-term investments which are due in less than one year.

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

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., and our majority-owned subsidiary, TA Therapeutics, Ltd., satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2007, there was an immaterial currency exchange impact from our intercompany transactions. As of June 30, 2007, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2007, our accumulated deficit was approximately $415.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

For example, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our human embryonic stem cell technologies in Europe.

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

In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA. We are also seeking to obtain patent coverage in Europe for telomerase peptides through a European divisional patent application. If those patent claims are issued, they too may be subject to an opposition proceeding.

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

Patent opposition proceedings are not currently available in the U.S. patent system, but legislation is pending to introduce them. However, issued U.S. patents can be reexamined by the Patent Office at the request of a third party. Patents owned or licensed by Geron may therefore be subject to reexamination. As in any legal proceeding, the outcome of patent reexaminations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights. In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings and in March 2007 it issued initial non-final actions rejecting all claims of each of the three patents in reexamination. In May 2007, WARF filed responses to the Patent Office rejections. We are cooperating with WARF in these actions and expect that WARF will continue to vigorously defend its patent position, including appealing any adverse decision from the Patent Office. Because these reexaminations are ongoing, the outcome of these matters cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2006 which pertains to controls relating to the process of accounting for complex non-routine transactions. As of March 31, 2007 we have implemented a plan to remediate the identified material weakness. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

Historically, our stock price has been extremely volatile. Between January 1998 and June 2007, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and June 30, 2007, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2007, we had 200,000,000 shares of common stock authorized for issuance and 75,314,760 shares of common stock outstanding. In addition, as of June 30, 2007, we have reserved for future issuance approximately 26,076,216 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

In May 2007, we issued 210,569 shares of Geron common stock to Exponent, Inc. (Exponent) in a private placement as advanced payment of rent due pursuant to a lease agreement pertaining to our lease of certain office space for the period from May 1, 2007 through April 30, 2010. The total fair value of the common stock was $1,430,000 which has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period. As of June 30, 2007, $1,351,000 remained as a prepaid asset.

In May 2007, we issued 200,803 shares of Geron common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,500,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2007, $1,039,000 remained as a prepaid asset, which is expected to be expensed over the next six months.

In May 2007, we issued 204,082 shares of Geron common stock to Girindus America Inc. (Girindus) in a private placement as advance consideration related to the first project order under a services agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The total fair value of the common stock was $1,500,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2007, $928,000 remained as a prepaid asset, which is expected to be expensed over the next three months.

We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Exponent, Lonza and Girindus represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held pursuant to notice on May 23, 2007 at 8:30 a.m. local time at Geron’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 72,866,080 shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

 (a)         The nominees for Class II Directors listed below were elected at the meeting.

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES ABSTAINING	NO. OF COMMON VOTES WITHHELD
Thomas D. Kiley, Esq.	56,934,537	1,780,280	0
Edward V. Fritzky	56,995,093	1,719,724	0

Alexander E. Barkas, Ph.D. and Charles J. Homcy, M.D., are Class III Directors and were not up for election at the 2007 Annual Meeting. Thomas B. Okarma, Ph.D., M.D., John P. Walker and Patrick J. Zenner are Class I Directors and were not up for election at the 2007 Annual Meeting. Messrs. Walker, Zenner and Drs. Barkas, Okarma and Homcy continue to serve as directors of the Company.

 (b) The appointment of Ernst & Young LLP as Geron’s independent accountants for the fiscal year ending December 31, 2007 was ratified. There were 57,581,352 shares of Common Stock voting in favor, 959,401 shares of Common Stock voting against and 174,064 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Restructuring Agreement between Biotechnology Research Corporation Limited and Geron Corporation dated June 15, 2007.

10.2†	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation Limited, Geron Corporation and TA Therapeutics Limited dated June 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

†: Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: July 31, 2007	Signatory)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Restructuring Agreement between Biotechnology Research Corporation Limited and Geron Corporation dated June 15, 2007.

10.2†	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation Limited, Geron Corporation and TA Therapeutics Limited dated June 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2007.

†: Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.