Form 10-Q
period 2007-09-30
GERON CORP
filed 2007-10-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 _______________

FORM 10-Q
 _______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 25, 2007:
Common Stock, $0.001 par value	75,352,575 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)	(SEE NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$152,767	$135,882
Restricted cash	530	530
Marketable securities	54,875	77,448
Interest and other receivables (including amounts from related parties: 2007-$1,000, 2006-$293)	1,105	1,268
Current portion of prepaid assets	3,070	2,025
Total current assets	212, 347	217,153
Noncurrent portion of prepaid assets	755	396
Equity investments in licensees	100	175
Property and equipment, net	3,709	2,482
Deposits and other assets	693	594
	$217,604	$220,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$1,959
Accrued compensation	1,973	2,938
Accrued liabilities (including amounts for related parties: 2007-$703, 2006-none)	3,721	2,216
Current portion of deferred revenue	27	1,159
Fair value of derivatives	2,533	38,504
Current portion of advance payment from related party for research and development, net	1,215	—
Total current liabilities	11,459	46,776
Noncurrent portion of deferred revenue	85	105
Noncurrent portion of advance payment from related party for research and development, net	921	—
Commitments and contingencies
Stockholders’ equity:
Common stock	75	70
Additional paid-in capital	633,508	573,156
Accumulated deficit	(428,407)	(399,094)
Accumulated other comprehensive loss	(37)	(213)
Total stockholders’ equity	205,139	173,919
	$217,604	$220,800

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006 As Restated (1)	2007	2006 As Restated (1)
Revenues from collaborative agreements (including amounts from related parties: three months - 2007-none; 2006-$118; nine months -2007-$448; 2006-$271)	$—	$199	$597	$365
License fees and royalties	1,130	524	2,338	1,727
Total revenues	1,130	723	2,935	2,092

Operating expenses:
Research and development (including amounts for related parties: three months - 2007-$70; 2006-$118; nine months - 2007-$569; 2006-$271)	12,326	10,703	39,613	29,392
General and administrative	4,139	2,114	11,825	7,064
Total operating expenses	16,465	12,817	51,438	36,456
Loss from operations	(15,335)	(12,094)	(48,503)	(34,364)
Unrealized (loss) gain on derivatives	(247)	1,784	14,522	9,862
Interest and other income	2,772	2,283	8,407	6,364
Interest and other expense	(24)	(26)	(78)	(104)
Net loss	(12,834)	(8,053)	(25,652)	(18,242)
Deemed dividend on derivatives	—	—	(3,661)	—
Net loss applicable to common stockholders	$(12,834)	$(8,053)	$(29,313)	$(18,242)

Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.12)	$(0.40)	$(0.28)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	75,324,687	66,166,827	73,733,159	65,729,412

________________

(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006 As Restated (1)
Cash flows from operating activities:
Net loss	$(25,652)	$(18,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,141	802
Accretion and amortization on investments	(2,628)	(299)
Gain on sale of fixed assets	—	(16)
Stock-based compensation in exchange for services by non-employees	4,833	1,393
Stock-based compensation for awards to employees and directors	8,425	3,539
Amortization related to 401(k) contributions	174	122
Loss on equity investments in licensees	63	118
Amortization of intangible assets, principally research related	—	377
Unrealized gain on derivatives	(14,522)	(9,862)
Changes in assets and liabilities:
Other current and noncurrent assets	1,555	3,246
Other current and noncurrent liabilities	1,261	(759)
Accrued research funding obligation	—	(1,418)
Advance payment from related party for research and development	2,136	—
Translation adjustment	10	(3)
Net cash used in operating activities	(23,204)	(21,002)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	19
Capital expenditures	(2,099)	(577)
Purchases of marketable securities	(115,162)	(72,178)
Proceeds from maturities of marketable securities	140,537	97,007
Net cash provided by investing activities	23,276	24,271
Cash flows from financing activities:
Payments of obligations under equipment loans	—	(55)
Proceeds from issuances of common stock, net of issuance costs	1,650	905
Proceeds from exercise of warrants	15,163	3,804
Net cash provided by financing activities	16,813	4,654
Net increase in cash and cash equivalents	16,885	7,923
Cash and cash equivalents at the beginning of the period	135,882	96,633
Cash and cash equivalents at the end of the period	$152,767	$104,556

________________

(1)	See Note 1 to condensed consolidated financial statements.

See accompanying notes.

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2007 and condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2006 (restated), included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron, its wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med and TAT using the local currency as the functional currency. We translate the assets and liabilities of these subsidiaries at rates of exchange at the balance sheet date. We translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a 50-50 owned joint venture company in Hong Kong called TA Therapeutics, Ltd.  TAT was jointly owned and controlled by us and BRC. Therefore, we accounted for our investment in TAT under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments.” On June 15, 2007, the joint venture agreement with BRC was amended.  Under the amended agreement we have the ability to control the operations of TAT through our 75% ownership interest, rights to the intellectual property developed by TAT and other decision making rights. Accordingly, we began consolidating TAT’s results of operations as of June 16, 2007. See Note 3 to our condensed consolidated financial statements for additional information.

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

Restatement of Prior Period Information

Financial results for the three and nine months ended September 30, 2006 have been restated to account for warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements as liabilities in accordance with the provisions of Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Issue 00-19). Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of the restatement, including Note 2 to our consolidated financial statements.

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Net Loss Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities, such as stock options, restricted stock and equivalents, outstanding during the period. Dilutive potential common shares primarily consist of employee stock options, restricted stock and warrants to purchase common stock. Potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of warrants are determined under the treasury stock method.

Because we were in a net loss position, diluted earnings per share excludes the effects of common stock equivalents consisting of options, restricted stock and warrants, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,154,130 shares and 1,414,422 shares for 2007 and 2006, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at an average market price during the period).

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

Cash Equivalents and Marketable Debt Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and commercial paper. Our investments include commercial paper, corporate notes in United States corporations and asset-backed securities with original maturities ranging from six to nine months.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our marketable debt securities for the three and nine months ended September 30, 2007 and 2006. Dividend and interest income are recognized when earned.

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
September 30, 2007
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

Restricted Cash

As of September 30, 2007 and December 31, 2006, we held $530,000 in a Certificate of Deposit as collateral on an unused line of credit.

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

We monitor our equity investments in licensees and joint venture for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in interest and other income. Factors used in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. If an investment is determined to be impaired, then we determine whether such impairment is other-than-temporary. No impairment charges were recognized for the three months ended September 30, 2007 and 2006. We recognized impairment charges of $63,000 and $119,000 for the nine months ended September 30, 2007 and 2006, respectively, related to other-than-temporary declines in fair values of our equity investments. As of September 30, 2007 and December 31, 2006, the carrying values of our equity investments in non-marketable nonpublic companies, including our joint venture, were $87,000 and $169,000, respectively.

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition.

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and nine months ended September 30, 2007 and 2006 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Research and development	$1,751	$630	$4,305	$1,603
General and administrative	1,183	366	4,120	1,720
Stock-based compensation expense included in operating expenses	$2,934	$996	$8,425	$3,323

Stock Options

The fair value of options granted during the nine months ended September 30, 2007 and 2006 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.745 to 0.774	0.789 to 0.824
Risk-free interest rate range	4.20% to 5.05%	4.28% to 5.14%
Expected term	5 yrs	5 yrs

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2007 and 2006 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2007	2006
Dividend yield	None	None
Expected volatility range	0.419 to 0.471	0.381 to 0.471
Risk-free interest rate	4.97% to 5.26%	4.81% to 5.27%
Expected term	6 - 12 mos	6 - 12 mos

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards

The stock-based compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award.

We continue to apply the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (Issue 96-18) for our non-employee stock-based awards. Under Issue 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed consolidated statements of operations.

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

For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and marked to market at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (As Restated)	2007	2006 (As Restated)
	(In thousands)
Net loss	$(12,834)	$(8,053)	$(25,652)	$(18,242)
Change in unrealized gains on securities available-for-sale and marketable equity securities	109	143	166	188
Change in foreign currency translation adjustments	10	(5)	10	(3)
Comprehensive loss	$(12,715)	$(7,915)	$(25,476)	$(18,057)

The components of accumulated other comprehensive loss are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Unrealized holding gain (loss) on available-for-sale securities and marketable equity investments	$126	$(40)
Foreign currency translation adjustments	(163)	(173)
	$(37)	$(213)

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

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

In March and July 2007, we amended certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants. The amendments enable the settlement of such warrants to be within the Company’s control.  In particular, the amendments: (i) preclude the warrant holders from exercising the warrants or require the warrant holders to exercise the warrants on a net-share settled basis to enable the issuance of shares that qualify for an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, when there is no registration statement in effect with respect to the shares underlying the warrants; (ii) provide an explicit clarification that the warrants are not to be settled in cash; and (iii) provide that we shall use reasonable best efforts to maintain currently effective shelf registration statements, instead of requiring a commitment to maintain the effectiveness of currently effective shelf registration statements.

On the effective date of these amendments, the change in fair value from December 31, 2006 to the effective date of the amendments was recorded in the condensed consolidated statements of operations and the then-current fair value for the warrants of $23,862,000 was reclassified from liabilities to equity. Any changes in fair value subsequent to these reclassifications shall not be recognized as long as the warrants continue to be classified as equity. As of September 30, 2007, the remaining fair value of warrants and non-employee stock options subject to liability classification under Issue 00-19 was $2,533,000.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. Pursuant to the joint venture agreement with BRC (the Agreement), we provide scientific leadership, development expertise, intellectual property and capital to TAT.  BRC provides scientific leadership, a research team, capital and laboratory facilities to TAT. We and BRC each initially owned 50% of TAT. We initially contributed intellectual property and a nominal cash capital contribution of $12,000. BRC agreed to an initial cash capital contribution of $6,000,000 for Phase 1 of the joint venture. When and if BRC fully paid this amount, over the following three months, we could contribute an aggregate of $2,000,000 for Phase 1. If we chose not to contribute, then BRC could have repurchased our equity ownership in TAT or could have discontinued the joint venture. In no event could BRC have initiated a claim under the Agreement, or otherwise required us to contribute any amount to TAT or to pay BRC any amount. The decision to contribute funds to TAT was within our control and the consequences of this decision would not have created a liability for us or other obligation on our part to pay any amount to TAT or BRC.  As a result, we treated the $2,000,000 Phase 1 payment as discretionary.

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

On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, BRC contributed $2,090,000 to TAT under its original first phase cash commitment of $6,000,000 and agreed to contribute another $2,000,000 by December 2007 (of which $1,000,000 has been contributed as of June 30, 2007), which is required to be applied to specific research to be performed by BRC on behalf of TAT.  We contributed $2,000,000 to TAT relating to the first phase of the research project and elected to contribute another $2,000,000 for the second phase. However, BRC elected not to provide funds to TAT for the second phase of the research and development projects. As a result of BRC’s decision to not fund the second phase of the research and development projects, we acquired control of TAT’s operations and assets. Under the amended agreements, we direct the pre-clinical and drug development activities, own 75% voting interest and have unilateral right to wind up TAT. Upon winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT’s efforts up to a fixed amount based on BRC’s cash contributions.  Upon winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties.  It is expected that all the funds, aggregating $8,090,000, will be spent in performing research and development activities during the next 24 months.

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Aggregate cash contributions and commitment of $4,090,000 by BRC to TAT and cash contributions of $4,000,000 by Geron to TAT represent funding for future research and development activities to be undertaken by BRC or Geron on behalf of TAT. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us.  Accordingly, BRC’s net contributions have been and will be recorded as an advance payment of research and development on our condensed consolidated balance sheet. The advance payment from BRC will be recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC will be recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC will be recognized as revenue from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 24 months.

4. INCOME TAXES

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented.

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

Geron Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

6. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Nine Months Ended September 30,
(In Thousands)	2007	2006 (As Restated)
	(Unaudited)
Supplemental Operating Activities:
Net unrealized (loss) gain on equity investments in licensees	$(8)	$5
Cash in transit from options	6	8
Reclassification between derivative liabilities and equity	22,860	1,002
Shares issued for 401(k) matching contribution and performance bonus	1,722	2,173
Shares or warrants issued in exchange for services	3,274	1,183
Supplemental Investing Activities:
Net unrealized gain on marketable securities	174	183
Supplemental Financing Activities:
Deemed dividend	3,661	—

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

Geron is a Menlo Park, California-based biopharmaceutical company that is developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The products are based on our core expertise in telomerase and human embryonic stem cells.

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

We believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2007 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Revenues

We recognized revenues from collaborative agreements of none and $597,000 for the three and nine months ended September 30, 2007, respectively, compared to revenues of $199,000 and $365,000 for the comparable 2006 periods. Revenues in the first six months of 2007 primarily reflect the related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT) for scientific research services and revenue recognized under our collaborations with Corning Life Sciences and Merck. Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $1.1 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, compared to $511,000 and $1.6 million for the comparable 2006 periods related to our various agreements. The increase in license fee revenue primarily reflects receipt of a $1.0 million milestone payment in connection with the collaboration and license agreement with Merck. We expect to recognize revenue of $7,000 for the remainder of 2007, $27,000 in 2008, $27,000 in 2009, $26,000 in 2010 and $25,000 thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

We received royalties of $15,000 and $165,000 for the three and nine months ended September 30, 2007, respectively, compared to $13,000 and $84,000 for the comparable 2006 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

Research and development expenses were $12.3 million and $39.6 million for the three and nine months ended September 30, 2007, respectively, compared to $10.7 million and $29.4 million for the comparable 2006 periods. The increase for the 2007 third quarter compared to the 2006 third quarter is primarily the net result of increased personnel-related expense of $2.5 million, including an increase of $1.1 million in stock-based compensation expense associated with stock options and restricted stock awards, and increased scientific supplies of $306,000, offset by lower purchases of GRN163L drug material of $1.4 million due to timing of manufacturing campaigns. Research and development expenses increased in 2007 compared to 2006 primarily as a result of higher personnel-related expenses of $6.2 million, including an increase of $2.7 million in stock-based compensation expense associated with stock options and restricted stock awards, increased manufacturing costs of $2.0 million for GRN163L, increased clinical trial costs of $842,000 associated with GRN163L and increased scientific supplies of $1.4 million. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1, continued development of our human embryonic stem cell (hESC) programs and inclusion of TAT operating expenses with our results.

Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have initiated the following clinical trials for GRN163L: 1) Phase I/II trial in patients with chronic lymphocytic leukemia; 2) Phase I trial in patients with solid tumor malignancies and 3) Phase I/II trial in patients with advanced non-small cell lung cancer when administered intravenously in combination with a standard paclitaxel/carboplatin regimen. Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug.

Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We have initiated a Phase I/II clinical trial of our telomerase vaccine using the prime/boost scheme in patients with acute myelogenous leukemia.

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

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)

Oncology	$5,913	$6,412	$21,782	$16,740
hESC Therapies	6,413	4,291	17,831	12,652
Total	$12,326	$10,703	$39,613	$29,392

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

General and Administrative Expenses

General and administrative expenses were $4.1 million and $11.8 million for the three and nine months ended September 30, 2007, respectively, compared to $2.1 million and $7.1 million for the comparable 2006 periods. The increase in general and administrative expenses for the 2007 third quarter compared to the 2006 third quarter was primarily due to increased recognition of compensation expense related to stock options and restricted stock awards to employees and directors and recognition of consulting expense related to issuance of a warrant. The increase in general and administrative expense for 2007 compared to 2006 was primarily due to increased recognition of compensation expense related to stock options and restricted stock awards to employees and directors, recognition of consulting expense related to issuance of a warrant and higher audit fees. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is marked to market and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized loss on derivatives of $247,000 and an unrealized gain of $14.5 million for the three and nine months ended September 30, 2007, respectively, and unrealized gains of $1.8 million and $9.9 million for the comparable restated 2006 periods. The changes in unrealized gains on derivatives for 2007 as compared to 2006 primarily reflects the result of amendments to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants and changes in fair value of warrants issued in connection with the December 2006 financing. See Note 2, “Fair Value of Derivatives,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the warrant amendments and unrealized gains and losses on derivatives.

Interest and Other Income

Interest income was $2.8 million and $8.4 million for the three and nine months ended September 30, 2007, respectively, compared to $2.3 million and $6.4 million for the comparable 2006 periods. The increase in interest income for 2007 compared to 2006 was due to higher cash and investment balances as a result of $40.0 million in proceeds received from the December 2006 financing and $15.0 million in proceeds received in connection with the exercise of warrants in February 2007. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $24,000 and $78,000 for the three and nine months ended September 30, 2007, respectively, compared to $26,000 and $104,000 for the comparable 2006 periods. The decrease in interest and other expense for 2007 compared to 2006 was primarily due to the conclusion of equipment financing payments in June 2006.

Net Loss

Net loss was $12.8 million and $25.7 million for the three and nine months ended September 30, 2007, respectively, compared to $8.1 million and $18.2 million for the comparable restated 2006 periods. Net loss for the third quarter of 2007 increased compared to the comparable 2006 period as a result of increased operating expenses for the clinical development of GRN163L, higher personnel-related costs for stock-based compensation and increasing employee headcount. Overall net loss for 2007 increased over the comparable 2006 period primarily due to increased operating expenses in 2007.

Deemed Dividend on Derivatives

In conjunction with the warrant exercise in February 2007, we issued warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants are substantially the same as the A Warrants issued in the December 2006 financing. The aggregate fair value of $3.7 million for these new instruments, as calculated using the Black Scholes option-pricing model, was recognized as a deemed dividend in the condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2007 totaled $208.2 million compared to $213.9 million at December 31, 2006. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2007 is the net result of use of cash for operations offset by the receipt of $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

Cash Flows from Operating Activities. Net cash used in operations was $23.2 million for the nine months ended September 30, 2007 compared to $21.0 million for the comparable 2006 period. The increase in net cash used for operations in 2007 was primarily the result of increased operating expenses, offset by advance research and development funding from related party.

Cash Flows from Investing Activities. Net cash provided by investing activities was $23.3 million for the nine months ended September 30, 2007, compared to $24.3 million for the comparable 2006 period. The decrease in cash provided by investing activities reflected increased capital expenditures in 2007.

Since inception through September 30, 2007, we have invested approximately $18.6 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of September 30, 2007, no payments were due under our equipment financing facility. As of September 30, 2007, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2007 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $16.8 million, compared to $4.7 million for the comparable 2006 period. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

As of September 30, 2007, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Remainder in 2007	2008 - 2010	2011 - 2012	After 2012
	(Amounts in thousands)
Equipment lease	$28	$3	$25	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,251	561	1,446	504	740
Total contractual cash obligations	$3,279	$564	$1,471	$504	$740
____________

(1)
This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there was a change in control of the Company or severance payments to key employees under involuntary termination.

(2)
In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

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

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2007 was $206.5 million. These investments include $151.6 million of cash and cash equivalents which are due in less than 90 days, $2.5 million of asset-backed securities which have varying maturity dates, and $52.4 million of short-term investments which are due in less than one year.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., and our majority-owned subsidiary, TA Therapeutics, Ltd., satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2007, there was an immaterial currency exchange impact from our intercompany transactions. As of September 30, 2007, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia, solid tumor malignancies and non-small cell lung cancer. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

We have incurred operating losses every year since our operations began in 1990. As of September 30, 2007, our accumulated deficit was approximately $428.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangement will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs in 2007 and beyond;

•	the magnitude and scope of our research and development programs;

•	the progress we make in our research and development programs, preclinical development and clinical trials;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the number and type of product candidates that we pursue;

•	the time and costs involved in obtaining regulatory approvals; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics monitors stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, affect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

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

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain.  In the U.S., recent court decisions in patent cases, significant amendments to the regulations governing the process of obtaining patents, as well as proposed legislative changes to the patent system only exacerbate this uncertainty.

In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells. However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our human embryonic stem cell technologies in Europe.

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

Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have recently been involved in two patent oppositions before the European Patent Office (EPO) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and has announced plans to begin Phase III clinical trials. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA).  In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides.

In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA, and that appeal is still pending. Because this appeal is ongoing, the outcome cannot be determined at this time. We are also seeking to obtain patent coverage in Europe for telomerase peptides through a European divisional patent application. If those patent claims are issued, they too may be subject to an opposition proceeding.

European opposition and appeal proceedings can take several years to reach final decision. The oppositions discussed above reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also involved in other patent oppositions in Europe, Australia and New Zealand.

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

We rely extensively upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request, and other consultants who assist us in formulating our research and development and clinical strategy or other matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2006 which pertains to controls relating to the process of accounting for complex non-routine transactions. As of March 31, 2007 we implemented a plan to remediate the identified material weakness. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

  Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there are more than 200 approved anti-cancer products on the market in the United States, and several thousand in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

•	research and development;

●	manufacturing;

●	preclinical and clinical testing;

●	obtaining regulatory approvals; and

•	marketing and distribution.

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

Our product candidates and those developed by our collaborative or joint venture partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

●	our ability to create products that are superior to alternatives currently on the market;

●	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

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

Historically, our stock price has been extremely volatile. Between January 1998 and September 2007, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and September 30, 2007, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2007, we had 200,000,000 shares of common stock authorized for issuance and 75,333,633 shares of common stock outstanding. In addition, as of September 30, 2007, we have reserved for future issuance approximately 26,116,109 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2007, we issued a warrant to purchase 100,000 shares of common stock in payment of advisory services. The warrant is immediately exercisable, has a term of five years and an exercise price equal to $7.19 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: October 31, 2007	Signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2007.