Form 10-K
period 2007-12-31
GERON CORP
filed 2008-02-28
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $527,017,603 based upon the closing price of the common stock on June 30, 2007 on The Nasdaq Global Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 22, 2008, there were 76,473,015 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K
Document	Parts
Portions of the Registrant’s definitive proxy statement for the 2008 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2007	II, III

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

PART I

ITEM 1. BUSINESS

Overview

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. We are advancing telomerase targeted therapies, including an anti-cancer drug and a cancer vaccine, through multiple clinical trials. We are also the world leader in the development of human embryonic stem cell-based therapeutics, with our spinal cord injury treatment anticipated to be the first such product to enter clinical development.

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

     We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in the regulation of the cellular aging process. Our work has shown that each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as replicative senescence or aging. Thus, this shortening of the telomeres effectively serves as a molecular “clock” for cellular aging. We and others have shown that when the enzyme telomerase is introduced into normal cells, it can restore telomere length — reset the “clock” — thereby increasing the functional lifespan of the cells. Importantly, it does this without altering the cells’ biology or causing them to become cancerous. Human telomerase, a complex enzyme, is composed of a ribonucleic acid (RNA) component, known as hTR, a protein component, known as hTERT, and other accessory proteins. In 1994, we cloned the gene for hTR, and in 1997, with collaborators, cloned the gene for hTERT.

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

     We are developing anti-cancer therapies based on telomerase inhibitors, telomerase therapeutic vaccines and, through a licensee, telomerase-based oncolytic (cancer-killing) viruses. Through our licensees, we also intend to develop products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

     We are also researching compounds that transiently activate telomerase in senescent cells to restore cell function for treatment of injuries and chronic diseases.

Human Embryonic Stem Cells: A Potential Source for the Manufacturing of Replacement Cells

     Stem cells generally are self-renewing primitive cells that can develop into functional, differentiated cells. Human embryonic stem cells (hESCs), which are derived from very early stage embryos called blastocysts, are unique because:

  they are pluripotent, which means they can develop into all cells and tissues in the body, and they self-renew indefinitely in the undifferentiated state because they express high levels of telomerase.

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

     We intend to use human embryonic stem cell technology to:

  enable the development of transplantation therapies by providing standard starting material for the manufacture of cells;

  facilitate pharmaceutical research and development practices by providing cells for disease models and screening, and for assigning function to newly discovered genes; and

  accelerate research in human developmental biology by identifying the genes that control human growth and development.

Commercial Opportunities for Our Major Technology Platforms

Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that approximately 1.4 million new cancer cases were diagnosed in 2007. Overall annual costs associated with cancer in 2006 were an estimated $206.3 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

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

	Product	Disease	Development
Product	Description	Treatment	Stage
GRN163L	Telomerase Inhibitor	Chronic Lymphocytic	Phase I Trial
Leukemia (CLL)
GRN163L	Telomerase Inhibitor	Solid Tumors	Phase I Trial
GRN163L	Telomerase Inhibitor	Non-Small Cell Lung	Phase I Trial
Cancer
GRN163L	Telomerase Inhibitor	Multiple Myeloma	Phase I Trial
GRNVAC1	Telomerase Cancer Vaccine	Acute Myelogenous	Phase II Trial
Leukemia (AML)

	Product	Disease	Development
Licensees	Description	Treatment	Stage
Merck & Co.	Telomerase Cancer Vaccine	Prostate and Solid	Phase I Trial
Tumors
Roche Diagnostics	Telomerase Diagnostic	Bladder Cancer	Preclinical Development
Sienna Cancer	Telomerase Diagnostic	Bladder Cancer	Preclinical Development
Diagnostics
Cell Genesys, Inc.	Oncolytic Virus		Research

     Telomerase Inhibition (GRN163L). Telomerase activation is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening and therefore cause aging and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and other forms of cellular stress, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are expected to be less toxic to normal cells than conventional chemotherapy.

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

     After completing a series of animal toxicology and preclinical efficacy studies of GRN163L in 2005, we prepared and submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to begin human clinical trials of GRN163L in patients with chronic lymphocytic leukemia (CLL). We received FDA concurrence to begin human studies and are currently enrolling patients in this study. In 2006, under our existing GRN163L IND, we initiated a second Phase I study in patients with solid tumor cancers. At the end of 2006, we presented data at two international cancer meetings on the low-dose cohorts of these studies. The data did not identify specific safety issues that precluded testing at higher doses and demonstrated the expected pharmacokinetic properties after multiple intravenous infusions of the drug. We also presented important new data showing that GRN163L is active against tumor stem cells taken from patients with multiple myeloma. Based on this finding, as well as data showing synergy between GRN163L and a drug widely used to treat multiple myeloma, we initiated an additional Phase I study of GRN163L as a single agent in multiple myeloma in 2007. We also initiated a Phase I study in non-small cell lung cancer in 2007, testing GRN163L in combination with standard regimens of paclitaxel/carboplatin. This lung cancer trial is the first to study GRN163L in combination with standard chemotherapy.

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

     At Duke University Medical Center, a Phase I/II clinical trial in prostate cancer patients concluded in March 2005 and additional Phase I/II optimization trials for patients with hematologic, prostate and renal cancers concluded in 2006. The Duke Phase I/II clinical trials used an ex vivo process in which dendritic cells (the body’s most powerful antigen-presenting cells) were isolated from the patient’s blood, pulsed with RNA for the telomerase protein component, and then injected into the patient’s skin, where they traveled to the lymph nodes and instructed cytotoxic T-cells to kill tumor cells that express telomerase on their surface. Data from these early human clinical trials confirmed and optimized the safety and immunological activity of telomerase vaccine therapies.

     The first clinical trial at Duke University Medical Center was designed to enroll up to a total of 24 patients with metastatic prostate cancer, up to 12 of whom would receive three weekly vaccinations (low-dose group), and up to 12 of whom would receive six weekly vaccinations (high-dose group). Twenty-three patients were enrolled and treated, and results of this study for 20 patients (12 of the low-dose group and eight of the high-dose group) were published in the Journal of Immunology in March 2005. As reported by the investigator, none of the patients in either group had significant treatment-related adverse effects. All but one of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. The eight patients in the high-dose group all showed very robust cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD-8+ T-lymphocytes, as well as telomerase-specific CD-4+ lymphocytes. The immune responses in the high-dose group were strong as well as specific: peak responses were 1-2% of circulating CD-8+ T-cells having anti-telomerase activity. Circulating cancer cells were also measured before and after vaccination. The data suggested that of the ten subjects who had elevated levels of circulating prostate cancer cells before vaccination, nine of these ten had their levels reduced or cleared transiently after vaccination.

     Serum PSA was measured before, during and multiple times after vaccination to calculate PSA doubling time as a surrogate marker for treatment response. No significant change in PSA doubling time after vaccination was reported in the low-dose group. A highly significant increase in PSA doubling time was reported in the high-dose group, suggestive of a clinical response to vaccination.

     Several small additional Phase I/II trials for patients with prostate cancer, hematologic malignancies and renal cell carcinoma were performed at Duke in order to optimize the vaccination process. In the trials, a number of parameters were tested, including (i) the pre-vaccination administration of an approved compound to potentially augment vaccine potency; (ii) the use of a second approved compound applied to the vaccine injection site to potentially enable the use of dendritic cells produced by an alternative manufacturing process and; (iii) the use of boost vaccinations to potentially enhance the durability of the anti-telomerase immune response. Additionally, we brought the vaccine manufacturing process in-house for further optimization and transferred it to a contract manufacturer. In 2006, we filed our own IND to initiate a Phase II clinical trial of the telomerase vaccine using the prime/boost vaccination protocol in patients with acute myelogenous leukemia (AML). We received FDA concurrence for that IND in December 2006 and have initiated multiple trial sites. We began treating AML patients under this protocol in late 2007.

     In 2004, we acquired rights from Argos Therapeutics, Inc. (formerly Merix) to commercialize the ex vivo dendritic cell processing technology used in the Duke clinical trials for telomerase and other defined tumor-specific antigens. We own the rights to the telomerase antigen and its use in therapeutic vaccines.

     In 2006, we licensed rights from Immunomic Therapeutics, Inc. to the LAMP antigen targeting sequence for use in cancer vaccines. The LAMP sequence causes an antigen to which it is attached to be taken up by the lysosomal subcellular compartment of the cell. This has been shown to increase presentation on MHC class II molecules, which in turn, can produce greater CD4+ T-cell responses against the antigen and a more potent and longer lasting overall immune response.

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

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In addition, Merck acquired an exclusive option to negotiate a separate agreement for our autologous dendritic cell-based telomerase vaccine. On December 31, 2007, Merck’s option to our dendritic cell-based vaccine technology expired and Geron retains all product rights for all indications using both autologous and hESC-derived dendritic cells. In December 2007, Merck filed an IND to initiate a clinical trial for their cancer vaccine candidate that targets telomerase.

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

     We initially granted a non-exclusive license to Genetic Therapy, Inc. (GTI), a subsidiary of Novartis AG, to use our telomerase promoter technology to develop an oncolytic virus product. Subsequently, GTI’s oncolytic virus business including our license to GTI was acquired by Cell Genesys, Inc., which also has its own oncolytic virus program and has continued the research and development of a potential oncolytic virus product.

     Cancer Diagnostics (Telomerase Plus Test and TBT). Telomerase is a broadly applicable and highly specific marker for cancer because it has been detected in more than 30 human cancer types and in the great majority of cancer samples studied. We believe that the detection of telomerase may have significant clinical utility for cancer diagnosis, prognosis, monitoring and screening. Current cancer diagnostics apply only to a single or limited number of cancer types because they rely on molecules expressed only by particular cancer types. However, telomerase-based diagnostics could potentially address a broad range of cancers.

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

     We have granted an exclusive license to Roche Diagnostics (Roche) to develop and commercialize PCR (polymerase chain reaction) and ELISA (Enzyme-Linked ImmunoSorbent Assay) based methods to detect telomerase for in vitro cancer diagnosis. Roche is also licensed to sell telomerase detection assays for the research-use-only market. Roche is investigating the utility of an assay for telomerase for detecting bladder cancer, with potential utility in early detection screening and monitoring of patients for recurrence. Patients who have had bladder cancer now periodically undergo invasive cystoscopy to screen for recurrence.

     In 2007, we granted a license to Sienna Cancer Diagnostics (Sienna), an Australian company, to develop and commercialize methods other than PCR and ELISA to detect telomerase for in vitro cancer diagnosis. Sienna’s lead product in development is a non-invasive assay that utilizes Sienna’s proprietary Telomerase Biosensor Technology (TBT) to detect telomerase activity in urine for the diagnosis of bladder cancer. In consideration for the license, we received an equity interest in Sienna and are entitled to receive royalties on future product sales.

Telomerase Activation

     We are researching drug candidates to treat various degenerative diseases by the controlled activation of telomerase. Data published by us and others has indicated that cellular aging caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including anemia, HIV/AIDS, liver disease, macular degeneration (a chronic disease of the eyes often leading to vision loss), atherosclerosis (narrowing of arteries which reduces blood flow to internal organs) and impaired wound healing. Controlled activation of telomerase in normal cells can restore telomere length or slow the rate of loss, improve functional capacity, and increase the proliferative lifespan of cells.

     Our approach to the therapeutic use of telomerase activation has included both small molecule drug discovery and biological methods of restoring telomerase. We have applied proprietary gene transfer technologies, gene expression systems and small molecule screening technology to discover therapeutic agents to target, postpone and modulate the destructive genetic changes that occur in senescent cells.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of the Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. Pursuant to the joint venture agreement with BRC (the Agreement), we provide scientific leadership, development expertise, intellectual property and capital to TAT. BRC provides scientific leadership, a research team, capital and laboratory facilities to TAT. We and BRC each initially owned 50% of TAT. On June 15, 2007, we amended the joint venture agreement with BRC and increased our ownership in TAT from 50% to 75%. Under the amended agreement, we have the ability to control the operations of TAT and have rights to the intellectual property developed by TAT.

Human Embryonic Stem Cell Therapies

     The two properties of hESCs, their immortality and pluripotency, enable the development of a potential new mode of commercialization for cell-based products and therapeutics, namely the development of “off-the-shelf” products available on demand. We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. We are now testing six different hESC-derived therapeutic cell types in animal models. In four of these cell types we have demonstrated efficacy, as evidenced by durable engraftment or functional improvements of the treated animals. From these studies, we are now advancing development of two hESC-based therapeutics to clinical testing. The most advanced hESC-derived product, GRNOPC1, which contains oligodendroglial progenitor cells, is targeted for the treatment of spinal cord injury. Geron’s second hESC product, GRNCM1, is a population of cardiomyocytes, the contractile cells of the heart, which is intended for the treatment of patients with myocardial disease. Geron also has made substantial progress in deriving pancreatic islet ß cells for diabetes, osteoblasts for osteoporosis, chondrocytes for osteoarthritis, hepatocytes for liver failure and ADME drug testing, and dendritic cells for two applications, including cancer immunotherapy and graft acceptance (to prevent immune rejection of the other cell types used in therapeutic applications). We own or have licenses to intellectual property covering core inventions and enabling technology in this field.

Product	Product Description	Disease Treatment	Development Stage
GRNOPC1	hESC-Derived Oligodendrocytes	Spinal Cord Injury	Preclinical
GRNCM1	hESC-Derived Cardiomyocytes	Heart Disease	Preclinical
GRNIC1	hESC-Derived Islets	Type 1 Diabetes	Research
	Osteoblasts	Osteoporosis	Research
	Chondrocytes	Osteoarthritis	Research
	Hepatocytes	Liver Disease and ADME	Research
Toxicology Testing
	Immature Dendritic Cells	Immune Rejection	Research
GRNVAC2	Mature Dendritic Cells	Cancer Immunotherapy	Product development

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

     To apply those observations to humans, we have now derived oligodendroglial progenitor cells (GRNOPC1) from hESCs in culture and tested them in a rat model of spinal cord injury. In our collaboration with researchers at the University of California, Irvine, we have shown in animal models that GRNOPC1 can improve functional locomotor behavior after implantation in the injury site seven days after injury. Histological analysis also provided evidence for the engraftment and function of these cells. These data were published in May 2005 in the Journal of Neuroscience. We have developed functional cryopreserved formulations of GRNOPC1 that can be readily implemented in clinical trials and have initiated cGMP production of GRNOPC1. We have completed IND-enabling studies for hESC-derived oligodendrocytes for application in spinal cord injury. Upon FDA concurrence of the IND and Institutional Review Board approval at each clinical trial site, we expect to initiate a Phase 1 clinical trial.

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

     We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof-of-concept of this approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. In human medicine, it is therefore possible that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs (GRNCM1) using a process that can be scaled for clinical production. GRNCM1 has normal contractile function and responds appropriately to cardiac drugs. We have transplanted these cells into animal models of myocardial infarction in which the cells engraft and improve the left ventricular function compared to those animals receiving injections without cells. These results were published in Nature Biotechnology in August 2007. In 2008, we will continue our large animal studies of GRNCM1.

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

     We have derived insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We are transplanting the islets to animal models of diabetes and early results show prolonged survival of cells in the engrafted animals and the detection of human insulin in their blood. The derivation method and characterization of our hESC-derived islets was published in Stem Cells in August 2007.

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

     Dendritic Cells for Cancer Immunotherapy and to Enable Therapeutic Graft Acceptance. The hematopoietic system (the circulating cells of blood) is one of the tissues of the human body that can replenish itself throughout life. One of the cell types produced by the hematopoietic system is the dendritic cell. Dendritic cells, depending on their type, can either induce or downmodulate immune responses. Therefore, dendritic cells derived from hESCs can be used for two purposes: (i) to upregulate immune responses to particular antigens such as telomerase for cancer immunotherapy applications; and (ii) to prevent rejection of hESC-derived therapeutic grafts.

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

     We are making telomerase-immortalized cell lines commercially available to the research market and to companies for basic research and for use in drug discovery and biologics production applications. We have granted royalty-bearing licenses to the American Type Culture Collection and Lonza Walkersville, Inc. (formerly Cambrex BioSciences) under which these organizations will produce and sell telomerase-immortalized cells for both academic research and commercial drug discovery.

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

Nuclear Transfer: Agriculture/Xenotransplantation/Biologics

     Nuclear transfer is a method for producing animals whose nuclear genetic material is derived solely from a donor cell from an individual animal (clones). In this process, the nucleus containing the chromosomal DNA is removed from the animal egg cell and subsequently replaced with a nucleus from a donor somatic (non-reproductive) cell. Fusion between the resulting egg cell and the donor somatic nucleus results in a new cell which gains a complete set of chromosomes derived entirely from the donor nucleus. Mitochondrial DNA, providing some of the genes for energy production, resides outside the nucleus and is provided by the egg. After a brief culture period that enables the reconstituted egg cell to initiate embryonic development, the early embryo is implanted into the uterus of a female animal, where it can fully develop and result in the live birth of a cloned offspring animal. The offspring is essentially a genetic clone of (genetically identical to) the animal from which the donor nucleus was obtained.

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

     Agriculture. Our nuclear transfer technology can be used for applications in agriculture that could improve livestock by producing unlimited numbers of genetically identical animals with superior commercial qualities. Such applications can be extended to major agricultural sectors, such as beef, dairy, pork and poultry, to provide large numbers of animals with superior characteristics of disease resistance, longevity, growth rate or product quality. In January 2008, the FDA issued its final risk assessment concluding that meat and milk from healthy cloned animals and their offspring are as safe as those from ordinary animals, effectively removing the last U.S. regulatory barrier to the marketing of meat and milk from cloned cattle, pigs and goats.

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

     In previous years, we granted a number of licenses to our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. In 2005, following successes in three patent interference proceedings, we formed a joint venture company, Start Licensing, Inc. (Start), with Exeter Life Sciences, Inc. Start is exclusively focused on managing and licensing intellectual property rights for animal cloning, including our nuclear transfer technology and rights conveyed to Start by Exeter Life Sciences. We received an upfront license payment when Start was created and own 49.9% of Start. We will be entitled to a proportionate share of any revenues distributed by Start. We have retained all rights for use of nuclear transfer technology in human cells.

Patents and Proprietary Technology

     A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 160 issued or allowed United States patents, 290 granted or accepted foreign patents and 415 patent applications that are pending around the world.

     Our policy is to seek appropriate patent protection for inventions in our principal technology platforms — telomerase and human embryonic stem cells — as well as ancillary technologies that support these platforms or otherwise provide a competitive advantage to us. We achieve this by filing patent applications for discoveries made by our scientists, as well as those that we make in conjunction with our scientific collaborators and strategic partners. Typically, although not always, we file patent applications in the United States and internationally through the Patent Cooperation Treaty. In addition, where appropriate, we try to obtain licenses from other organizations to patent filings that may be useful in advancing our scientific and product development programs.

     Our telomerase platform is the mainstay of our oncology program and it serves as the basis for other product opportunities. Our patent portfolio includes over 110 issued or allowed United States patents, 170 granted or accepted foreign patents and over 155 patent applications pending worldwide relating to our telomerase product opportunities. The foundational patents include those covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase. Related issued and pending patents cover cells that are immortalized by expression of recombinant hTERT, cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of hTERT as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, as well as patents covering the chemistry that is used to build these oligonucleotides. We have a license to the dendritic cell-loading technology used in our telomerase cancer vaccine. Recently filed patent applications covering the telomerase-activating compounds TAT1 and TAT2 that we discovered in collaboration with our colleagues at the Hong Kong University of Science and Technology have been exclusively licensed to our majority-owned subsidiary, TAT, for therapeutic applications.

     Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by our scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet ß cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Currently our portfolio includes over 230 patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents that we own include, U.S. Patent Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 7,326,572 relating to hESC-derived islet cells; 6,800,480 relating to the feeder-free growth of hESCs; and 6,833,269 covering methods of producing neural cells from hESCs.

     A third technology platform, nuclear transfer, is protected in part by the patent rights that we purchased in 1999 with the acquisition of the U.K. company Roslin Bio-Med, which we now operate as Geron Bio-Med. 18 United States patents have now issued or been allowed, and 48 foreign patents have been granted or accepted. In addition, we have more than 25 pending patent applications worldwide relating to nuclear transfer. As discussed above, these patent rights are now a major asset of Start Licensing, Inc., the joint venture company that we created in 2005 for the purpose of managing and licensing intellectual property rights for animal cloning.

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

FDA Approval Process

     Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

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

European and Other Regulatory Approval

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	62	President, Chief Executive Officer and Director
David L. Greenwood	56	Executive Vice President, Chief Financial
		Officer, Treasurer and Secretary
Fabio M. Benedetti, M.D.	42	Senior Vice President, Chief Medical Officer
		Oncology
David J. Earp, Ph.D., J.D.	43	Senior Vice President, Business Development
		and Chief Patent Counsel
Calvin B. Harley, Ph.D.	55	Chief Scientific Officer
Melissa A. Kelly Behrs	44	Senior Vice President, Therapeutic
		Development, Oncology
Jane S. Lebkowski, Ph.D.	52	Senior Vice President, Regenerative Medicine

     Thomas B. Okarma, Ph.D., M.D., has served as our President, Chief Executive Officer and a member of our board of directors since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company and our wholly-owned subsidiary, and TA Therapeutics, Ltd., a Hong Kong company and our majority-owned subsidiary. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. Dr. Okarma currently serves on the Board of BIO and was Chairman of the Board of Overseers of Dartmouth Medical School from 2000 to 2007. From 1985 until joining us, Dr. Okarma, the scientific founder of Applied Immune Sciences, Inc., served initially as Vice President of Research and Development of Applied Immune Sciences and then as chairman, chief executive officer and a director of Applied Immune Sciences, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences until December 1996. From 1980 to 1992, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College, a M.D. and Ph.D. from Stanford University and an executive M.B.A. from Stanford Graduate School of Business.

     David L. Greenwood has served as our Chief Financial Officer, Treasurer and Secretary since August 1995 and our Executive Vice President since January 2004. He is also a director of Geron Bio-Med Limited, our majority-owned subsidiary TA Therapeutics, Ltd., our joint venture Start Licensing, Inc., and Clone International, an Australian company. From August 1999 until January 2004, Mr. Greenwood also served as our Senior Vice President of Corporate Development. From April 1997 until August 1999, Mr. Greenwood served as our Vice President of Corporate Development. He also serves on the Board of Regents for Pacific Lutheran University. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

     Fabio M. Benedetti, M.D., has served as our Senior Vice President, Chief Medical Officer Oncology since January 2008. From April 2007 to January 2008, he served as Senior Vice President, Clinical Development Oncology. From 2005 to 2006, Dr. Benedetti was the Vice President of Medical Affairs for Onyx Pharmaceuticals Inc. From 2002 to 2005, he was Vice President of Global Medical Affairs for Millennium Pharmaceuticals. From 1999 to 2002, Dr. Benedetti held various management positions with the Oncology Global Marketing group at Bristol-Myers Squibb. He has been an attending clinical assistant with the division of gastrointestinal oncology at Memorial Sloan-Kettering Cancer Center and an Instructor at Cornell University Medical College. Dr. Benedetti holds a B.A. in biology from Brown University and an M.D. from Brown University Medical School.

     David J. Earp, J.D., Ph.D., has served as our Senior Vice President of Business Development and Chief Patent Counsel since May 2004. He is also a director of TA Therapeutics, Ltd. and Start Licensing, Inc. From October 1999 until May 2004, Dr. Earp served as our Vice President of Intellectual Property. From 1992 until joining us in June 1999, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP. Dr. Earp holds a B.Sc. in microbiology from the University of Leeds, England, a Ph.D. from the biochemistry department of The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D. from the Northwestern School of Law of Lewis and Clark College.

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

Employees

     As of December 31, 2007, we had 140 full-time employees of whom 39 hold Ph.D. degrees and 25 hold other advanced degrees. Of our total workforce, 110 employees were engaged in, or directly support, our research and development activities and 30 employees were engaged in business development, patent legal, finance and administration. We also retain outside consultants. None of our employees are covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia, solid tumor malignancies, non-small cell lung cancer and multiple myeloma. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2007, our accumulated deficit was approximately $444.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

  the accuracy of the assumptions underlying our estimates for our capital needs in 2008 and beyond;

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

     We will need to receive regulatory approvals for any product candidates before they may be marketed and distributed. Such approval will require, among other things, completing carefully controlled and well-designed clinical trials demonstrating the safety and efficacy of each product candidate. This process is lengthy, expensive and uncertain. We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. Large scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (CROs) or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

     We also do not currently have marketing and distribution capabilities for our product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process. We may enter into agreements with third parties that would be responsible for marketing and distribution. However, these third parties may not be capable of successfully selling any of our product candidates. The inability to commercialize and market our product candidates could materially affect our business.

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

     The imposition of any of these penalties or other commercial limitations could significantly impair our business, financial condition and results of operations.

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

     Positive preliminary results from clinical trials of GRN163L and GRNVAC1 may not be indicative of successful outcomes in later stage trials. Negative or limited results from any current or future clinical trials could delay or prevent further development of our product candidates which would adversely affect our business.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the U.S., recent court decisions in patent cases proposed significant amendments to the regulations governing the process of obtaining patents, as well as proposed legislative changes to the patent system only exacerbate this uncertainty.

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

     Where several parties seek U.S. patent protection for the same technology, the U.S. Patent and Trademark Office (the Patent Office) may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. As more groups become engaged in scientific research and product development in the areas of telomerase biology and embryonic stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations or other means will likely increase.

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

     Patent opposition proceedings are not currently available in the U.S. patent system, but legislation has been proposed to introduce them. However, issued U.S. patents can be reexamined by the Patent Office at the request of a third party. Patents owned or licensed by Geron may therefore be subject to reexamination. As in any legal proceeding, the outcome of patent reexaminations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights. In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings and in March 2007 it issued initial non-final actions rejecting all claims of each of the three patents in reexamination. In May 2007, WARF filed responses to the Patent Office rejections. We are cooperating with WARF in these actions and expect that WARF will continue to vigorously defend its patent position, including appealing any adverse decision from the Patent Office. Because these reexaminations are ongoing, the outcome of these matters cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate or joint venture partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing; Cell Genesys is developing oncolytic virus therapeutics utilizing the telomerase promoter; and Roche and Sienna are developing cancer diagnostics using our telomerase technology. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, including pharmaceuticals. If our potential products are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment for potential products currently in development.

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

     Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean up, of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations.

     Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

     Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.

     The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and December 2007, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and December 31, 2007, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of December 31, 2007, we had 200,000,000 shares of common stock authorized for issuance and 76,062,439 shares of common stock outstanding. In addition, as of December 31, 2007, we have reserved for future issuance approximately 25,762,766 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2008. We intend to exercise our three-year renewal option in January 2008. In March 2004, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 363,039 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from February 1, 2004 through July 31, 2008. We also currently lease approximately 14,500 square feet of office space at 149 Commonwealth Drive, Menlo Park, California. The lease for 149 Commonwealth Drive expires in April 2010. In May 2007, as payment of the total rent due for the premises at 149 Commonwealth Drive, we issued 210,569 shares of our common stock to the lessor of those premises. As a result we have no cash rental obligation from May 1, 2007 through April 30, 2010. Additionally, we currently lease 150 square feet of office space on a month to month basis at the Roslin Biotechnology Centre, Roslin, Midlothian, United Kingdom. We believe that our existing facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our common stock is quoted on the Nasdaq Global Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Stock Market of our common stock for each of the quarters in the years ended December 31, 2007 and 2006 are as follows:

	High	Low
Year ended December 31, 2007
First quarter	$9.13	$6.80
Second quarter	$9.48	$6.95
Third quarter	$8.31	$5.70
Fourth quarter	$8.19	$5.68
Year ended December 31, 2006
First quarter	$9.34	$7.59
Second quarter	$8.09	$6.20
Third quarter	$7.21	$5.87
Fourth quarter	$9.52	$6.14

     As of February 22, 2008, there were approximately 857 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 22, 2008, the closing price for our common stock was $4.73 per share.

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

PERFORMANCE MEASUREMENT COMPARISON (1)

     The following graph compares total stockholder returns of Geron Corporation for the last five fiscal years beginning December 31, 2002 to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Stock Market-U.S. Companies (the Nasdaq-US) and the Nasdaq Pharmaceutical Index (the Nasdaq-Pharmaceutical). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Geron stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Market (the NGM). The Nasdaq-Pharmaceutical, which is calculated and supplied by Nasdaq, represents pharmaceutical companies, including biotechnology companies, trading on Nasdaq under the Standard Industrial Classification (SIC) Code No. 283 Drugs main category (2833 — Medicinals & Botanicals, 2834 — Pharmaceutical Preparations, 2835 — Diagnostic Substances, 2836 — Biological Products). Geron common stock trades on the NGM and is a component of both the Nasdaq-US and the Nasdaq-Pharmaceutical.
____________________

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Five Year Cumulative Total Return on Investment Among
Geron Corporation, the Nasdaq-US Index and the Nasdaq-Pharmaceutical Index(2)

____________________

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of Geron, the Nasdaq-US and the Nasdaq-Pharmaceutical on December 31, 2002. The cumulative total return on Geron stock has been computed based on a price of $3.60 per share, the price at which Geron’s shares closed on December 31, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

     In November 2007, we issued 85,546 shares of common stock to Hongene Biotechnology Limited (Hongene) in a private placement as advanced consideration related to the third project order to a services agreement pursuant to which Hongene is manufacturing certain materials for us intended for therapeutic use in humans. The total fair value of the common stock was $580,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro rata basis as services are performed. As of December 31, 2007, $229,000 remained as a prepaid asset.

     In November 2007, we issued 147,493 shares of common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advanced consideration related to the first project order to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro rata basis as services are performed. As of December 31, 2007, $756,000 remained as a prepaid asset.

     In November 2007, we issued 116,099 shares of common stock to Girindus America Inc. (Girindus) in a private placement as advanced consideration related to the first project order to a services agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The total fair value of the common stock was $750,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro rata basis as services are performed. As of December 31, 2007, $750,000 remained as a prepaid asset.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Hongene, Lonza and Girindus represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information required by this Item concerning our equity compensation plans is incorporated by reference from the section captioned “Equity Compensation Plans” contained in our Definitive Proxy Statement related to the annual meeting of stockholders to be held May 28, 2008, to be filed with the Securities and Exchange Commission.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

Maximum Number
			Total Number of	of Shares
			Shares Purchased as	that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October 1, 2007 to
October 31, 2007 (1)	3,575	$7.78	—	—
November 1, 2007 to
November 30, 2007	—	—	—	—
December 1, 2007 to
December 31, 2007	—	—	—	—
Total	3,575	$7.78	—	—
____________________

(1)	Represents shares withheld from vested restricted stock awards in payment of payroll tax withholdings.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Consolidated Statement of
Operations Data:
Revenues from collaborative agreements	$672	$622	$290	$—	$72
License fees and royalties	6,950	2,655	5,868	1,053	1,102
Total revenues	7,622	3,277	6,158	1,053	1,174
Operating expenses:
Research and development	54,624	41,234	35,080	30,084	25,551
Acquired in-process research
technology (1)	—	—	—	45,150	—
General and administrative	15,837	9,403	8,788	7,104	5,803
Total operating expenses	70,461	50,637	43,868	82,338	31,354
Loss from operations	(62,839)	(47,360)	(37,710)	(81,285)	(30,180)
Unrealized gain (loss) on derivatives	15,453	7,421	(161)	847	1,184
Interest and other income	10,791	8,704	4,658	1,552	1,810
Equity in losses of joint venture	—	—	(12)	—	—
Conversion expense (2)	—	—	—	—	(779)
Interest and other expense	(102)	(130)	(464)	(672)	(734)
Net loss	(36,697)	(31,365)	(33,689)	(79,558)	(28,699)
Deemed dividend on derivatives (3)	(9,081)	—	—	—	—
Net loss applicable to common
stockholders	$(45,778)	$(31,365)	$(33,689)	$(79,558)	$(28,699)
Basic and diluted net loss per share:
Net loss per share applicable to common
stockholders	$(0.62)	$(0.47)	$(0.58)	$(1.77)	$(0.93)
Shares used in computing net loss per share
applicable to common stockholders	74,206,249	66,057,367	57,879,725	44,877,627	30,965,330
____________________

(1)	In March 2004, we recognized $45.2 million of in-process research technology expense in connection with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.

(2)	In May 2003, we modified the terms of the series D convertible debentures and warrants. We recognized $779,000 as conversion expense related to this modification.

(3)	In February 2007 in exchange for the exercise of certain warrants, we issued new warrants to the same institutional investors. The aggregate fair value of $3.7 million for the new warrants was recognized as a deemed dividend. In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. In connection with the modifications, we received $3.6 million in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5.4 million for the incremental fair value of the modified warrants, net of the cash consideration received from the institutional investors for the modifications.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents and
marketable securities	$208,444	$213,860	$191,003	$120,494	$109,780
Working capital	200,655	170,377	171,310	97,795	94,796
Total assets	218,896	220,800	201,243	131,873	118,115
Long-term obligations	427	—	—	645	1,151
Accumulated deficit	(444,872)	(399,094)	(367,729)	(334,040)	(254,482)
Total stockholders’ equity	205,674	173,919	175,698	103,539	99,280

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Geron is a Menlo Park, California-based biopharmaceutical company that is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The products are based on our core expertise in telomerase and human embryonic stem cells, as discussed in more detail in Item 1 “Business” of this annual report on Form 10-K.

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

     We recognize nonrefundable signing or license fees that are not dependent on future performance or the intellectual property related to the license has been delivered under these agreements as revenue when earned and over the term of the arrangement if we have continuing performance obligations. We recognize option payments as revenue over the term of the option agreement. We recognize milestone payments, earned based on substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related party research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party. Deferred revenue represents the portion of research or license payments received which have not been earned.

     We estimate the projected future life of license agreements over which we recognize revenue. Our estimates are based on historical experience and general industry practice. Revisions in the estimated lives of these license agreements have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2007, no revisions to the estimated future lives of license agreements have been made and we do not expect revisions to the currently active agreements in the future.

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

     Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and trading volume of options is limited. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we reviewed actual historical exercise and cancellation data and the remaining outstanding options not yet exercised or cancelled. The expected term of employees’ purchase rights, under our ESPP, is equal to the purchase period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury

Strip Yields for the expected term in effect on the date of grant. Forfeiture rate was estimated based on historical experience and will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

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

     We continue to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognized stock-based compensation expense of $1.5 million, $606,000 and $3.3 million for the fair value of the vested portion of non-employee options and warrants in our consolidated statements of operations for 2007, 2006 and 2005, respectively.

     Stock-based compensation expense recognized under SFAS 123R was $11.4 million and $4.4 million for the years ended December 31, 2007 and 2006, respectively. There was no employee or director stock-based compensation expense recognized for the year ended December 31, 2005 related to stock-based awards and ESPP purchases. As of December 31, 2007, total compensation cost related to unvested stock-based awards not yet recognized was $21.0 million, net of estimated forfeitures, which is expected to be recognized over the next 17 months on a weighted-average basis.

     We annually evaluate the assumptions used in estimating fair values of our stock-based awards by reviewing current trends in comparison to historical data. In 2007, we refined our forfeiture rate estimates to reflect current increasing headcount trends. Further refinements in forfeiture rates or other assumptions may occur as the employee population changes or the nature of awards varies. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

     For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the consolidated balance sheet at inception of such classification and marked to market at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

     Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and non-employee options and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock. The expected term of warrants and non-employee options represent the contractual term of the instruments. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the instrument. If factors change and we employ different assumptions in future periods, the fair value of these warrants and non-employee options reflected as of each balance sheet date and the resulting change in fair value that we record may differ significantly from what we have recorded in previous periods. As of December 31, 2007, we have not revised the method in which we derive assumptions in order to estimate fair values of warrants and non-employee options and we do not expect revisions in the future.

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

Revenues

     We recognized $672,000 of revenues from collaborative agreements in 2007 compared to $622,000 in 2006 and $290,000 in 2005. Revenues in each of these years primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT) for scientific research services. Since June 16, 2007, we have been including TAT’s results in our consolidated financial statements and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license and option fee revenues of $6.7 million, $2.6 million and $5.8 million in 2007, 2006 and 2005, respectively, related to our various agreements. The increase in license fee revenue in 2007 primarily reflected the receipt of $5.0 million in milestone payments in connection with the collaboration and license agreement with Merck. We expect to recognize revenue of $241,000 in 2008, $27,000 in 2009, $26,000 in 2010, $25,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $211,000, $103,000 and $66,000 in 2007, 2006 and 2005, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $54.6 million, $41.2 million and $35.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 compared to 2006 was primarily the net result of higher personnel-related expenses of $9.4 million due to increased headcount, which includes an increase of $3.8 million in stock-based compensation expense associated with stock options and restricted stock awards, increased manufacturing costs of $2.9 million for GRN163L, increased clinical trial costs of $1.0 million associated with GRN163L and GRNVAC1 and increased scientific supplies expense of $1.5 million, partially offset by reduced preclinical study expenses of $1.4 million due to the progress of GRNOPC1 toward our IND filing. The increase in 2006 compared to 2005 was primarily the net result of higher personnel-related expenses of $4.9 million due to increased headcount, which includes an increase of $2.3 million for stock-based compensation expense associated with stock options, increased costs of $2.9 million for preclinical studies of GRNOPC1 and clinical studies of GRN163L, increased manufacturing costs of $2.0 million related to GRNVAC1, increased consulting expense of $550,000 and increased scientific supplies of $450,000, partially offset by reduced raw materials purchases of $4.7 million for the manufacture of GRN163L. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1, continued development of our human embryonic stem cell (hESC) programs and inclusion of TAT operating expenses with our results.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have initiated the following clinical trials for GRN163L: 1) Phase I trial in patients with chronic lymphocytic leukemia; 2) Phase I trial in patients with solid tumor malignancies; 3) Phase I trial in patients with advanced non-small cell lung cancer when administered intravenously in combination with a standard paclitaxel/carboplatin regimen and 4) Phase I trial in patients with multiple myeloma. Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We have initiated a Phase II clinical trial of our telomerase vaccine using the prime/boost scheme in patients with acute myelogenous leukemia.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC program, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to grow, maintain and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells, including cryopreserved formulations in order to deliver these therapeutic cells “on demand”. We are now testing six different hESC-derived therapeutic cell types in animal models. From these studies, we are advancing development of two hESC-based therapeutics to clinical testing.

     Research and development expenses incurred under each of these programs are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Oncology	$29,916	$22,771	$21,898
hESC Therapies	24,708	18,463	13,182
Total	$54,624	$41,234	$35,080

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

General and Administrative Expenses

     General and administrative expenses were $15.8 million, $9.4 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 from 2006 was primarily due to increased compensation expense related to stock options and restricted stock awards to employees and directors, higher consulting expense and increased audit fees. The increase in 2006 from 2005 was primarily the net result of recognition of compensation expense related to stock option grants, partially offset by reduced consulting expense. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Fair Value of Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time the fair value of these instruments is marked to market and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains of $15.5 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively, and an unrealized loss of $161,000 for the year ended December 31, 2005. The change in unrealized gain on derivatives for 2007 as compared to 2006 was due to the reduced value of derivatives resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. The change in unrealized gain (loss) on derivatives for 2006 as compared to 2005 primarily reflects the reduced value of derivatives resulting from shortening of their contractual terms and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 6, “Current Liabilities,” in Notes to Consolidated Financial Statements of this Form 10-K for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $10.9 million, $8.9 million and $4.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 from 2006 was primarily due to higher cash and investment balances as a result of $39.9 million in net proceeds received in connection with the private equity financing in December 2006 and $15.0 million in proceeds received in connection with the exercise of warrants in February 2007. The increase in 2006 from 2005 was primarily due to increased interest rates and higher cash and investment balances as a result of proceeds received from the public offering in September 2005 and the December 2006 financing.

     Also included in interest income for the years ended December 31, 2007, 2006 and 2005, were realized losses of $106,000, $172,000 and $192,000, respectively, related to other-than-temporary declines in fair value of our equity investments in licensees as well as net realized gains of $1,000, $7,000 and $94,000 for 2007, 2006 and 2005, respectively.

     In March 2005, we formed TA Therapeutics, Ltd. (TAT) in Hong Kong to conduct research and develop telomerase activator drugs to restore the functional capacity of cells in various organ systems that have been impacted by senescence, injury, or chronic disease. In 2005, we recognized $12,000 of loss for our proportionate share of net losses from the joint venture. Since our share of TAT’s net losses exceeded the original carrying value of the equity investment and there was no obligation to provide financial support in future periods, we discontinued the application of the equity method of accounting as of June 30, 2005. Beginning June 16, 2007, TAT’s results have been included in our consolidated financial statements as a result of our majority ownership.

Interest and Other Expense

     Interest and other expense was $102,000, $130,000 and $464,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007 and 2006, interest and other expense was primarily comprised of bank charges. The decrease in interest and other expense for 2007 compared to 2006 was primarily due to the conclusion of equipment financing payments in June 2006. The decrease in interest and other expense for 2006 compared to 2005 was primarily due to the conclusion of interest accretion for the Roslin research-funding obligation in May 2005.

Net Loss

     Net loss was $36.7 million, $31.4 million and $33.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Overall net loss for 2007 increased compared to 2006 primarily due to increased operating expenses for the clinical development of GRN163L and GRNVAC1 and increasing headcount offset by increased unrealized gains on derivatives and increased license fee revenue and interest income. Overall net loss for 2006 decreased compared to 2005 primarily due to unrealized gains on derivatives offset by increased operating expenses for the clinical development of GRN163L and GRNVAC1 and reduced license fee revenue.

Deemed Dividend on Derivatives

     In exchange for the exercise of warrants in February 2007, we issued warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants are substantially the same as the A Warrants issued in the December 2006 financing. The aggregate fair value of $3.7 million for these new instruments, as calculated using the Black Scholes option-pricing model, was recognized as a deemed dividend in the consolidated statements of operations.

     In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. The exercise term of the 2004 A Warrants to purchase 2,295,082 shares of common stock was extended to November 2011 and the exercise price was modified to $7.50 per share. The exercise terms of the 2006 A Warrants to purchase 3,000,000 shares of common stock and 2007 D Warrants to purchase 1,125,000 shares of common stock were extended to December 2011 and the exercise prices were modified to $7.50 per share. In connection with the modifications, we received $3.6 million in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5.4 million in the consolidated statements of operations for the incremental fair value of the modified warrants, as calculated using the Black Scholes option-pricing model as of the modification date, net of the cash consideration received from the institutional investors for the modifications.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2007 were $208.4 million, compared to $213.9 million at December 31, 2006 and $191.0 million at December 31, 2005. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-

bearing money market funds, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2007 is the net result of use of cash for operations offset by the receipt of $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006 and receipt of $5.0 million in milestone payments from Merck. The increase in cash, restricted cash, cash equivalents and marketable securities in 2006 was primarily the result of a private equity financing consummated in December 2006 which resulted in net cash proceeds of $39.9 million.

Cash Flows from Operating Activities

     Net cash used in operations was $26.6 million, $26.4 million and $20.6 million in 2007, 2006 and 2005, respectively. The increase in net cash used for operations in 2007 was primarily the result of increased operating expenses, offset by advance research and development funding from related party. The increase in net cash used for operations in 2006 was primarily the result of increased operating expenses.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $16.0 million, $16.9 million and $13.0 million in 2007, 2006 and 2005, respectively. The decrease in net cash provided by investing activities in 2007 compared to 2006 reflected increased capital expenditures in 2007 offset by increased proceeds from the maturities of marketable securities. The increase in net cash provided by investing activities in 2006 compared to 2005 reflected increased proceeds from the maturities of marketable securities.

     Since inception through December 31, 2007, we have invested approximately $19.5 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. Minimum annual payments due under the equipment financing facility totaled $55,000 in 2006. As of December 31, 2007, no payments were due under our equipment financing facility. As of December 31, 2007, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2008 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities

     Net cash provided by financing activities was $20.7 million, $48.7 million and $94.4 million in 2007, 2006 and 2005, respectively. Net cash provided by financing activities in 2007 included $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006 and $3.6 million in cash consideration from the modification of certain outstanding warrants in December 2007. Net cash provided by financing activities in 2006 primarily reflected the receipt of $7.6 million in proceeds from the exercise of warrants issued to institutional investors and net proceeds of $39.9 million from the sale of common stock and warrants to institutional investors. Net cash provided by financing activities in 2005 reflected the receipt of $12.5 million in proceeds from the exercise of warrants issued to institutional investors in November 2004, $4.0 million in proceeds from the sale of our common stock to Hong Kong investors and $76.0 million in net proceeds from the underwritten public offering of common stock and the exercise of the Merck warrant in September 2005.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations for the next five years, and thereafter are as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Equipment lease	$42	$18	$ 24	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,278	1,540	494	504	740
Total contractual cash obligations	$3,320	$1,558	$518	$504	$740
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. We intend to exercise our three-year option to extend our lease. Once extended, we would incur a new operating lease obligation. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

     We estimate that our existing capital resources, interest income and equipment financing facility will be sufficient to fund our current level of operations through at least December 2009. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in the future. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with seven financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of investment grade corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2007 was $203.0 million. These investments include $143.0 million of cash and cash equivalents which are due in less than 90 days, $18.4 million of asset-backed securities which have expected maturity dates due within one year, and $41.6 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily corporate notes, commercial paper, asset-backed securities and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of December 31, 2007, there was an immaterial currency exchange impact from our intercompany transactions. As of December 31, 2007, we did not engage in foreign currency hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2007, Geron Corporation changed its method of accounting for uncertainty in income taxes in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” and, in fiscal year 2006, changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geron Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 27, 2008

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$146,025	$135,882
Restricted cash	2,440	530
Marketable securities	59,979	77,448
Interest and other receivables (including amounts from related parties:
2007-none, 2006-$293)	788	1,268
Current portion of prepaid assets	4,140	2,025
Total current assets	213,372	217,153
Noncurrent portion of prepaid assets	699	396
Equity investments in licensees	55	175
Property and equipment, net	4,075	2,482
Deposits and other assets	695	594
	$218,896	$220,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,857	$1,959
Accrued compensation	2,203	2,938
Accrued liabilities (including amounts for related parties:
2007-$1,029, 2006-none)	4,514	2,216
Current portion of deferred revenue	241	1,159
Current portion of advance payment from related party for research and
development, net	1,300	—
Fair value of derivatives	1,602	38,504
Total current liabilities	12,717	46,776
Noncurrent portion of deferred revenue	78	105
Noncurrent portion of advance payment from related party for research and
development, net	427	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
76,062,439 and 70,449,058 shares issued and outstanding at
December 31, 2007 and 2006, respectively	76	70
Additional paid-in capital	650,437	573,156
Accumulated deficit	(444,872)	(399,094)
Accumulated other comprehensive income (loss)	33	(213)
Total stockholders’ equity	205,674	173,919
	$218,896	$220,800

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)
Revenues from collaborative agreements (including
amounts from related parties: 2007-$487, 2006-$446,
2005-$290)	$672	$622	$290
License fees and royalties (including amounts from related
parties: 2007-none, 2006-none, 2005-$4,000)	6,950	2,655	5,868
Total revenues	7,622	3,277	6,158
Operating expenses:
Research and development (including amounts
for related parties: 2007-$941, 2006-$446,
2005-$290)	54,624	41,234	35,080
General and administrative	15,837	9,403	8,788
Total operating expenses	70,461	50,637	43,868
Loss from operations	(62,839)	(47,360)	(37,710)
Unrealized gain (loss) on fair value of derivatives	15,453	7,421	(161)
Interest and other income	10,791	8,704	4,658
Equity in losses of joint venture	—	—	(12)
Interest and other expense	(102)	(130)	(464)
Net loss	(36,697)	(31,365)	(33,689)
Deemed dividend on derivatives	(9,081)	—	—
Net loss applicable to common stockholders	$(45,778)	$(31,365)	$(33,689)

Basic and diluted net loss per share applicable to common
stockholders:

Net loss per share applicable to common stockholders	$(0.62)	$(0.47)	$(0.58)
Shares used in computing net loss per share applicable to
common stockholders	74,206,249	66,057,367	57,879,725

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumu-
			Additional	Deferred	Accumu-	lated Other	Total
	Common Stock		Paid-In	Compen	lated	Comprehensive	Stockholders’
	Shares	Amount	Capital	sation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2004	52,220,332	$52	$438,410	$(260)	$(334,040)	$(623)	$103,539
Net loss	—	—	—	—	(33,689)	—	(33,689)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	162	162
Cumulative translation adjustment	—	—	—	—	—	(42)	(42)
Comprehensive loss							(33,569)
Issuance of common stock and warrants in
connection with private financing, net of
issuance costs of $32	740,741	1	2,358	—	—	—	2,359
Issuance of common stock in connection with public
offering, net of issuance costs of $4,115	6,900,000	7	57,978	—	—	—	57,985
Stock-based compensation related to issuance of
common stock and options in exchange for
services	270,095	—	5,735	—	—	—	5,735
Issuance of common stock upon exercise of warrants	4,049,180	4	35,783	—	—	—	35,787
Issuance of common stock under employee
stock plans, net	593,265	1	3,462	7	—	—	3,470
401(k) contribution	56,244	—	496	—	—	—	496
Deferred compensation related to unvested
401(k) contribution	—	—	—	(227)	—	—	(227)
Amortization of deferred compensation related to
401(k) contributions	—	—	—	123	—	—	123
Balances at December 31, 2005	64,829,857	65	544,222	(357)	(367,729)	(503)	175,698
Net loss	—	—	—	—	(31,365)	—	(31,365)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	291	291
Cumulative translation adjustment	—	—	—	—	—	(1)	(1)
Comprehensive loss							(31,075)
Issuance of common stock and warrants in connection
with private financing, net of issuance costs of $61	3,423,314	3	8,016	—	—	—	8,019
Stock-based compensation related to issuance of common
stock and options in exchange for services	539,689	1	4,754	—	—	—	4,755
Issuance of common stock upon exercise of warrants	1,101,447	1	8,565	—	—	—	8,566
Issuance of common stock under employee
stock plans, net	474,630	—	3,055	—	—	—	3,055
Stock-based compensation expense under
SFAS 123R	—	—	4,009	357	—	—	4,366
401(k) contribution	80,121	—	535	—	—	—	535
Balances at December 31, 2006	70,449,058	70	573,156	—	(399,094)	(213)	173,919
Net loss					(36,697)	—	(36,697)
Net change in unrealized gain (loss) on marketable
securities and equity investments in licensees	—	—	—	—	—	235	235
Cumulative translation adjustment	—	—	—	—	—	11	11
Comprehensive loss							(36,451)
Reclassification of fair value of derivatives	—	—	21,974	—	—	—	21,974
Deemed dividend in connection with warrants to purchase
common stock, including cash consideration	—	—	12,711	—	(9,081)	—	3,630
Stock-based compensation related to issuance
of common stock and options in exchange
for services	1,169,823	1	10,149	—	—	—	10,150
Issuance of common stock upon exercise of warrants	3,470,204	4	15,147	—	—	—	15,151
Issuance of common stock under employee stock
plans, net	881,985	1	4,870	—	—	—	4,871
Stock-based compensation expense under
SFAS 123R	—	—	11,367	—	—	—	11,367
401(k) contribution	91,369	—	1,063	—	—	—	1,063
Balances at December 31, 2007	76,062,439	$76	$650,437	$—	$(444,872)	$33	$205,674

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net loss	$(36,697)	$(31,365)	$(33,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,667	1,051	977
Accretion and amortization on investments	(3,227)	(987)	1,882
Issuance of common stock and warrants in exchange for services
by non-employees	5,674	3,018	4,716
Stock-based compensation for employees and directors	11,367	4,366	—
Stock-based compensation for stock grants to employees	—	216	—
Accretion of interest on research funding obligation	—	—	245
Amortization related to 401(k) contributions	263	161	130
Loss on equity investments in licensees	106	166	131
Amortization of intangible assets, principally research related	—	377	754
Unrealized (gain) loss on fair value of derivatives	(15,453)	(7,421)	161
Changes in assets and liabilities:
Interest and other receivables	487	1,085	(736)
Prepaid assets	2,583	3,276	2,799
Notes receivable from related parties	—	—	147
Equity investments in licensees	5	—	(12)
Deposits and other assets	(371)	(80)	(339)
Accounts payable	898	53	(629)
Accrued compensation	2,855	2,333	2,022
Accrued liabilities	2,418	917	535
Deferred revenue	(945)	(2,126)	2,206
Research funding payments	—	(1,418)	(1,871)
Advance payment from related party for research and development	1,727	—	—
Translation adjustment	11	(1)	(42)
Net cash used in operating activities	(26,632)	(26,379)	(20,613)
Cash flows from investing activities
Restricted cash transfer	(1,910)	—	—
Capital expenditures	(2,990)	(779)	(1,642)
Purchases of marketable securities	(154,876)	(135,883)	(129,305)
Proceeds from maturities of marketable securities	175,816	153,543	143,695
Proceeds from sales of marketable equity investments in licensees	—	—	207
Net cash provided by investing activities	16,040	16,881	12,955
Cash flows from financing activities
Payments of obligations under capital leases and equipment loans	—	(55)	(146)
Proceeds from issuance of common stock and warrants, net of issuance costs	20,735	48,802	94,591
Net cash provided by financing activities	20,735	48,747	94,445
Net increase in cash and cash equivalents	10,143	39,249	86,787
Cash and cash equivalents, at beginning of year	135,882	96,633	9,846
Cash and cash equivalents, at end of year	$146,025	$135,882	$96,633

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Geron Corporation (“we” or “Geron”) was incorporated in the State of Delaware on November 29, 1990. We are a biopharmaceutical company that is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The products are based on our core expertise in telomerase and human embryonic stem cells. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of our management to obtain additional financing as required.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

     FASB Interpretation No. 46-R (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as amended, provides guidance on the identification, classification and accounting of variable interest entities (VIEs). We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements and our joint venture. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and, therefore, have not consolidated such entities in our consolidated financial statements.

Net Loss Per Share

     Basic earnings (loss) per share is computed based on the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings (loss) per share includes any dilutive effect of options and warrants.

     Diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of common stock equivalents consisting of stock options and warrants which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,044,913, 3,112,060 and 2,202,274 shares for 2007, 2006 and 2005, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds. Our investments include commercial paper and corporate notes in United States corporations with original maturities ranging from

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

five to nine months and asset-backed securities with original expected maturity dates ranging from four to ten months and original legal maturity dates ranging from 29 to 44 months.

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2007, 2006 and 2005. Dividend and interest income are recognized when earned. See Note 2 on Financial Instruments and Credit Risk.

Revenue Recognition

     We recognize revenue related to license and research agreements with collaborators, royalties and milestone payments. The principles and guidance outlined in EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables,” provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria, under Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104) separately for each of the separate units. Our arrangements generally do not contain a general right of return relative to the delivered item.

     We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Upfront nonrefundable signing or license fees that are not dependent on future performance under these agreements or the intellectual property related to the license has been delivered are recognized as revenue when earned and over the estimated period of the continuing performance obligations. Option payments are recognized as revenue over the term of the option agreement. Milestone payments, earned based on substantive contingencies, are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment.

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

Restricted Cash

     The components of restricted cash are as follows:

	December 31,
	2007	2006
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	250	—
Funds held in trust for creditors of TA Therapeutics, Ltd.	1,660	—
	$2,440	$530

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, clinical trial expense, costs to maintain technology licenses and sponsored research reimbursement fees are included in accrued liabilities and research and development expenses.

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     Geron maintains various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee members of the Board of Directors and consultants. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), which provides guidance regarding the interpretation and interaction of SFAS 123R and certain SEC rules and regulations. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. We previously accounted for our stock-based awards under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and provided the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” as amended. Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, for awards expected to vest, we recognize compensation expense on a straight-line basis for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and following the straight-line attribution method elected originally upon the adoption of SFAS 123. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required by SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Results for prior periods have not been adjusted retrospectively. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. The implementation of SFAS 123R did not have an impact on cash flows from operations or financing activities for the year ended December 31, 2006 since we continue to incur net operating losses.

      We used the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock-based awards which was also used for valuing stock-based awards for pro forma information required under SFAS 123. For additional information, see Note 8 on Stockholders’ Equity. The determination of fair value for stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee exercise behaviors. The stock-based compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award.

     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

     For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the consolidated balance sheet at inception of such classification and marked to market at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2007	2006
	(In thousands)
Unrealized gain (loss) on available-for-sale securities and
marketable equity investments in licensees	$195	$(40)
Foreign currency translation adjustments	(162)	(173)
	$33	$(213)

     As of December 31, 2007 and 2006, we recognized other-than-temporary impairment charges of $106,000 and $172,000, respectively, related to our equity investments in licensees. In addition, $6,000 and $10,000 of previously recognized unrealized loss was eliminated from accumulated other comprehensive loss in 2007 and 2006, respectively. See Note 2 on Marketable and Non-Marketable Equity Investments in Licensees.

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

     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Any potential accrued interest and penalties related to unrecognized tax benefits within operations would be recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes.

     We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

Concentrations of Customers and Suppliers

     The majority of our revenue was earned in the United States. One existing customer accounted for approximately 79% of our 2007 revenues. One existing customer accounted for 56% of our 2006 revenues. Two customers accounted for 82% of our 2005 revenues.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 157 may have on our future consolidated financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 may have on our future consolidated financial statements.

     In June 2007, the FASB ratified Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material impact on our future consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of adopting SFAS 141R will depend on business combinations we execute, if any, after January 1, 2009.

2. FINANCIAL INSTRUMENTS AND CREDIT RISK

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     Marketable debt securities by security type at December 31, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$142,987	$—	$—	$142,987
Restricted cash:
Certificates of deposit	$780	$—	$—	$780
Money market funds	1,660	—		1,660
	$2,440	$—	$—	$2,440
Marketable securities:
Asset-backed securities (expected maturities due in
less than 1 year)	$18,392	$21	$—	$18,413
Commercial paper (due in less than 1 year)	37,371	191	—	37,562
Corporate notes (due in less than 1 year)	4,006	—	(2)	4,004
	$59,769	$212	$(2)	$59,979

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable debt securities by security type at December 31, 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market fund	$45,894	$—	$—	$45,894
Commercial paper	89,747	—	(64)	89,683
	$135,641	$—	$(64)	$135,577
Restricted cash:
Certificate of deposit	$530	$—	$—	$530
Marketable securities:
Asset-backed securities (expected maturities due
in less than 1 year)	$24,423	$3	$—	$24,426
Commercial paper (due in less than 1 year)	47,687	27	—	47,714
Corporate notes (due in less than 1 year)	5,308	—	—	5,308
	$77,418	$30	$—	$77,448

     Marketable debt and equity securities with unrealized losses at December 31, 2007 and 2006 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of December 31, 2007:
Corporate notes	$3,997	$(2)	$—	$—	$3,997	$(2)
Equity investments in licensees	12	(15)	—	—	12	(15)
	$4,009	$(17)	$—	$—	$4,009	$(17)

As of December 31, 2006:
Commercial paper	$89,683	$(64)	$—	$—	$89,683	$(64)
Equity investments in licensees	4	(1)	3	(5)	7	(6)
	$89,687	$(65)	$3	$(5)	$89,690	$(70)

     The gross unrealized losses related to commercial paper and corporate notes were due to changes in interest rates. The gross unrealized losses related to equity investments in licensees were a result of declining valuations for those biopharmaceutical companies. We have determined that the gross unrealized losses on our investment securities as of December 31, 2007 and 2006 are temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of our commercial paper, corporate notes and asset-backed securities are rated investment grade.

Marketable and Non-Marketable Equity Investments in Licensees

     In connection with our license agreement with Clone International Pty Ltd. signed in December 2000, we received equity equal to 33% of the outstanding stock of Clone International. As of December 31, 2007, our equity interest was 25%. As our share of Clone International’s operating losses exceeded the original carrying value of our investment, we discontinued the application of the equity method since September 30, 2005. No carrying value of Clone International equity remained at December 31, 2007 and 2006. We do not have any funding obligations under this license.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We recognized charges of $106,000, $172,000 and $192,000 in 2007, 2006 and 2005, respectively, related to other-than-temporary declines in the fair values of certain of our equity investments. As of December 31, 2007 and 2006, the carrying values of our equity investments in non-marketable nonpublic companies were $43,000 and $169,000, respectively. We recognized net realized gains of $1,000, $7,000 and $94,000 for 2007, 2006 and 2005, respectively, related to equity investments in licensees.

Fair Value of Financial Instruments

     Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We believe all of the financial instruments’ recorded values approximate current values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Credit Risk

     We place our cash, restricted cash, cash equivalents, and marketable securities with seven financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of investment grade corporate notes, commercial paper and asset-backed securities. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

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

     On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, BRC contributed $2,090,000 to TAT under its original first phase cash commitment of $6,000,000 and agreed to contribute another $2,000,000 by December 2007 (the full amount has been contributed as of December 31, 2007), which is required to be applied to specific

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

research to be performed by BRC on behalf of TAT. We contributed $2,000,000 to TAT relating to the first phase of the research projects and elected to contribute another $2,000,000 for the second phase. However, BRC elected not to provide funds to TAT for the second phase of the research and development projects. As a result of BRC’s decision to not fund the second phase of the research and development projects, we acquired control of TAT’s operations and assets. Under the amended agreements, we direct the preclinical and drug development activities, own 75% voting interest and have unilateral right to wind up TAT. Upon winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT’s efforts up to a fixed amount based on BRC’s cash contributions. Upon winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties. It is expected that all the funds, aggregating $8,090,000, will be spent in performing research and development activities during the next 24 months.

     As a result of our obtaining control over TAT, we have included the results of TAT in our consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Aggregate cash contributions of $4,090,000 by BRC to TAT and cash contributions of $4,000,000 by Geron to TAT represent funding for future research and development activities to be undertaken by BRC or Geron on behalf of TAT. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment from related party for research and development on our consolidated balance sheet. The advance payment from BRC will be recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC will be recorded as a reduction of research and development expenses in our consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC will be recognized as revenue from collaborative agreements in our consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. Amounts recognized in our consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 24 months. As of December 31, 2007, 2006 and 2005, we incurred related party research and development costs of $941,000, $446,000 and $290,000, respectively. As of December 31, 2007, 2006 and 2005, we earned related party revenue of $487,000, $446,000 and $290,000, respectively. As of December 31, 2007, the net balance of the advance payment from BRC was $1,727,000.

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

4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2007	2006
	(In thousands)
Furniture and computer equipment	$3,683	$3,051
Lab equipment	9,535	7,739
Leasehold improvements	6,282	5,492
	19,500	16,282
Less accumulated depreciation and amortization	(15,425)	(13,800)
	$4,075	$2,482

5. EQUIPMENT LINE

     In 2007, we renewed our equipment financing facility and had approximately $500,000 available for borrowing as of December 31, 2007. The drawdown period under the equipment financing facility expires in October 2008. Each drawdown bears a fixed interest rate equal to the current one-year Jumbo CD rate plus 1.25% from the date of each drawdown over a 48 month term. Drawdowns are secured by a certificate of deposit. No drawdowns have been made under this facility. No balance remained outstanding related to obligations under previous equipment loans as of December 31, 2007 and 2006.

6. CURRENT LIABILITIES

Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Sponsored research agreements	$735	$502
Service provider obligations	942	548
Related party payable	1,029	—
Other	1,808	1,166
	$4,514	$2,216

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives

     As of December 31, 2007 and 2006, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

					Fair Value at
	Exercise	Number of			December 31,
Issuance Date	Price	Shares	Exercisable Date	Expiration Date	2007
					(In thousands)
April 2005	$7.95	351,852	April 2005	April 2010	$338
March 2005	$6.39	310,000	January 2007	March 2015	1,264
		661,852			$1,602

					Fair Value at
	Exercise	Number of			December 31,
Issuance Date	Price	Shares	Exercisable Date	Expiration Date	2006
					(In thousands)
December 2006(1)	$0.01	1,576,686	December 2006	December 2008	$13,829
December 2006(2)	$8.00	1,875,000	December 2006	February 2007	2,342
December 2006(3)	$10.21	3,000,000	June 2007	December 2010	15,035
April 2005	$7.95	370,370	April 2005	April 2010	1,543
November 2004(3)	$8.62	2,295,082	May 2005	November 2008	5,755
		9,117,138			$38,504
____________________

(1)	The warrants were fully exercised in May 2007.

(2)	The warrants were fully exercised in February 2007.

(3)	The warrants were modified in December 2007 by extending the expiration date and reducing the exercise price. See Note 8 on Stockholders’ Equity.

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

     In March and July 2007, we amended certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants. The amendments enable the settlement of such warrants to be within the Company’s control. In particular, the amendments: (i) preclude the warrant holders from exercising the warrants or require the warrant holders to exercise the warrants on a net-share settled basis to enable the issuance of shares that qualify for an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, when there is no registration statement in effect with respect to the shares underlying the warrants; (ii) provide an explicit clarification that the warrants are not to be settled in cash; and (iii) provide that we shall use reasonable best efforts to maintain currently effective shelf registration statements, instead of requiring a commitment to maintain the effectiveness of currently effective shelf registration statements. On the effective date of these amendments, the change in fair value from the most recent reporting date to the effective date of the amendments was recorded in the consolidated statements of operations and the then-current fair value for the warrants of $23,862,000 was reclassified from liabilities to equity. Any changes in fair value subsequent to these reclassifications shall not be recognized as long as the warrants continue to be classified as equity.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2007, net reclassification of $1,888,000 from equity to liabilities has been included in our consolidated balance sheet to reflect non-employee options whose performance obligations were complete in accordance with liability classification criteria under Issue 00-19. Prior to completion of the performance obligations, we applied the provisions of EITF 96-18 in accounting for these options. As of December 31, 2007, the remaining fair value of warrants and non-employee stock options subject to liability classification under Issue 00-19 was $1,602,000.

7. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

     In March 2004, as payment of the total rent due for our premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California, for the period from February 1, 2004 through July 31, 2008, we issued to the lessor of those premises 363,039 shares of our common stock. The fair value of the common stock of $3,052,000 was recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

     In May 2007, as payment of the total rent due for our premises at 149 Commonwealth Drive in Menlo Park, California, for the period from May 1, 2007 through April 30, 2010, we issued 210,569 shares of our common stock to the lessor of those premises. The fair value of the common stock of $1,573,000 has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

     Future minimum payments under non-cancelable operating leases are zero through April 30, 2010, as a result of the prepayment of rent with our common stock. Rent expense under operating leases was approximately $1,029,000, $678,000 and $678,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Indemnifications to Officers and Directors

     Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Geron. In addition, we have entered into separate indemnification agreements with each of our directors which provide for indemnification of these directors under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value of these obligations was zero on our consolidated balance sheets as of December 31, 2007 and 2006.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

Warrants

     As of December 31, 2007, the following warrants to purchase our common stock were outstanding and classified as equity.

Issuance Date	Exercise Price	Number of Shares	Exercisable Date	Expiration Date
October 2007	$7.42	25,000	October 2007	October 2012
September 2007	$7.19	100,000	September 2007	September 2012
February 2007	$7.50	1,125,000	June 2007	December 2011
December 2006	$7.50	3,000,000	June 2007	December 2011
April 2005	$3.75	470,000	April 2005	April 2015
November 2004	$7.50	2,295,082	May 2005	November 2011
November 2004	$6.12	25,000	November 2004	November 2009
September 2001	$9.07	5,000	September 2001	September 2011
August 2001	$14.60	100,000	August 2001	August 2011
August 2000	$31.69	5,000	August 2000	August 2010
July 2000	$6.75	25,000	July 2000	July 2010
March 2000	$67.09	200,000	March 2000	March 2010
March 2000	$12.50	100,000	March 2000	March 2010
October 1998	$5.78	3,667	October 1998	October 2008
		7,478,749

     In February 2007 in exchange for the exercise of warrants to purchase 1,875,000 shares of common stock, we issued warrants to purchase 1,125,000 shares of common stock, at a premium, exercisable from June 2007. The new warrants (2007 D Warrants) were substantially the same as the 2006 A Warrants issued in the December 2006 financing and were issued to the same institutional investors who held the 2006 A Warrants. The aggregate fair value of $3,661,000 for the 2007 D Warrants, as calculated using the Black Scholes option-pricing model, was recognized as a deemed dividend in the consolidated statements of operations.

     In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. The exercise term of the 2004 A Warrants to purchase 2,295,082 shares of common stock was extended to November 2011 and the exercise price was modified to $7.50 per share. The exercise terms of the 2006 A Warrants to purchase 3,000,000 shares of common stock and 2007 D Warrants to purchase 1,125,000 shares of common stock were extended to December 2011 and the exercise prices were modified to $7.50 per share. In connection with the modifications, we received $3,630,000 in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5,420,000 in the consolidated statements of operations for the incremental fair value of the modified warrants, as calculated using the Black Scholes option-pricing model as of the modification date, net of the cash consideration received from the institutional investors for the modifications.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 Equity Incentive Plan

     In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of December 31, 2007, we had reserved 13,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

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

     Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2007, we repurchased 3,575 shares related to a restricted stock award for payroll tax withholdings. In 2006, we did not repurchase any shares. As of December 31, 2007, no shares outstanding were subject to repurchase.

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

2006 Directors’ Stock Option Plan

     In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of December 31, 2007, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. As of December 31, 2007, 163,750 options have been granted under the 2006 Directors Plan. The 2006 Directors Plan provides that each person who becomes a non-employee director after the effective date of the 2006 Directors Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the annual meeting of stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the 2006 Directors Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option is for 40,000 shares of common stock. We grant an option to purchase 2,500 shares to each non-employee director (other than the Chairmen of such committees) on the date of each annual meeting during the director’s service on the Audit Committee, Nominating Committee or Compensation Committee (Committee Service Option).

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Aggregate option activity for the 1992 Plan, 2002 Plan, 1996 Directors Plan and 2006 Directors Plan is as follows:

		Outstanding Options
				Weighted Average	Aggregate
	Shares		Weighted Average	Remaining	Intrinsic
	Available	Number of	Exercise Price	Contractual Life	Value
	For Grant	Shares	Per Share	(In years)	(In thousands)
Balance at December 31, 2004	4,922,606	6,567,270	$8.15
Additional shares authorized	2,000,000	—	$—
Options granted	(1,793,117)	1,793,117	$6.70
Awards granted	(157,199)	—	$—
Options exercised	—	(431,236)	$4.81
Options canceled/forfeited	142,444	(142,444)	$9.46
1992 Plan options expired	(67,278)	—	$—
Balance at December 31, 2005	5,047,456	7,786,707	$7.98		$4,529
Additional shares authorized	4,500,000	—	$—
Options granted	(1,904,558)	1,904,558	$6.87
Awards granted	(249,563)	—	$—
Options exercised	—	(243,625)	$4.89
Options canceled/forfeited	441,194	(441,194)	$9.17
1992 Plan and 1996 Directors
Plan options expired	(107,913)	—	$—
Balance at December 31, 2006	7,726,616	9,006,446	$7.77		$18,290
Additional shares authorized	2,000,000	—	$—
Options granted	(1,674,759)	1,674,759	$8.29
Awards granted	(2,170,882)	—	$—
Options exercised	—	(282,597)	$5.95
Options canceled/forfeited	387,872	(387,872)	$9.15
Awards canceled/repurchased	19,900		$—
1992 Plan and 1996 Directors
Plan options expired	(129,892)	—	$—
Balance at December 31, 2007	6,158,855	10,010,736	$7.86	5.93	$2,596
Options exercisable at
December 31, 2007		7,308,554	$7.98	4.90	$2,596
Options fully vested and expected
to vest at December 31, 2007		9,657,225	$7.86	5.82	$2,596

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $5.68 per share as of December 31, 2007, which would have been received by the option holders had all the option holders exercised their options as of that date.

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant for 2007, 2006 and 2005. In 2007, there were 6,000 options granted to employees with an exercise price greater than grant date fair market value with a weighted average exercise price of $7.48 per share. There were no options granted with an exercise price greater than grant date fair market value in 2006. There were 340,000 options granted to consultants with an exercise price greater than the grant date fair market value of our common stock in 2005 with a weighted average exercise price of $6.39 per share. As of December 31, 2007 and 2006, there were 7,308,554 and 6,438,557 exercisable options outstanding at weighted average exercise prices per share of $7.98 and $8.11, respectively.

     The total pretax intrinsic value of stock options exercised during 2007 and 2006 was $741,000 and $776,000, respectively. Cash received from the exercise of options in 2007 and 2006 totaled $1,681,000 and $1,190,000, respectively. No income tax benefit was realized from stock options exercised in 2007 since we reported an operating loss.

     Information about stock options outstanding as of December 31, 2007 is as follows:

		Options Outstanding
			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Life
Exercise Price Range	Number	Per Share	(In years)
$1.83–$ 4.75	1,529,806	$4.22	2.76
$4.76–$ 6.40	2,185,851	$6.00	6.87
$6.41–$ 7.57	2,746,043	$7.06	7.99
$7.58–$11.07	2,463,924	$9.10	6.23
$11.08–$41.13	1,085,112	$15.92	2.58
$1.83–$41.13	10,010,736	$7.86	5.93

     Aggregate restricted stock activity for the 2002 Plan is as follows:

		Weighted Average	Weighted Average
		Grant Date	Remaining
		Fair Value	Contractual Term
	Shares	Per Share	(In years)
Non-vested restricted stock at December 31, 2005	—	$—	—
Granted	249,563	$8.29	—
Vested	(209,563)	$8.42	—
Canceled/forfeited	—	$—	—
Non-vested restricted stock at December 31, 2006	40,000	$7.57	1.54
Granted	2,170,882	$8.64	—
Vested	(642,903)	$7.49	—
Canceled/forfeited	(16,325)	$9.32	—
Non-vested restricted stock at December 31, 2007	1,551,654	$9.08	1.05

     The total fair value of restricted stock that vested during 2007 and 2006 was $4,820,000 and $1,765,000, respectively.

Employee Stock Purchase Plan

     In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of December 31, 2007, we had reserved an aggregate of 600,000 shares of common stock for issuance under the Purchase Plan. Approximately 379,000 and 325,000 shares have been issued under the Purchase Plan as of December 31, 2007 and 2006, respectively. As of December 31, 2007, 221,269 shares were available for issuance under the Purchase Plan.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation and Expense Information Under SFAS 123R

     On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock awards and employee stock purchases related to the Purchase Plan, based on estimated grant-date fair values.

     The following table summarizes the stock-based compensation expense related to share-based payment awards under SFAS 123R for the years ended December 31, 2007 and 2006 which was allocated as follows:

	Year Ended
	December 31,
	2007	2006
	(In Thousands)
Research and development	$6,064	$2,310
General and administrative	5,303	2,056
Stock-based compensation expense included in operating expenses	$11,367	$4,366

     The fair value of options granted in fiscal years 2007, 2006 and 2005 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility range	0.737 to 0.774	0.783 to 0.824	0.840 to 0.893
Risk-free interest rate range	3.40% to 5.05%	4.28% to 5.14%	3.47% to 4.43%
Expected term	5 yrs	5 yrs	4 yrs to 5 yrs

The fair value of the employee stock purchases under the Purchase Plan has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility range	0.419 to 0.471	0.392 to 0.544	0.523 to 0.616
Risk-free interest rate range	4.97% to 5.26%	3.51% to 5.31%	3.10% to 4.38%
Expected term	6 mos to 12 mos	6 mos to 12 mos	6 mos

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and trading volume of options is limited. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights under the Purchase Plan is equal to the purchase period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. We grant options under our equity plans to employees, non-employee directors, and consultants for whom the vesting period is generally four years.

     As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

      Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the years ended December 31, 2007 and 2006 was $5.37 and $4.64 per share, respectively. The weighted average estimated fair value of purchase rights under our Purchase Plan for the years ended December 31, 2007 and 2006 was $2.34 and $2.14 per share, respectively. As of December 31, 2007, total compensation cost related to unvested stock awards not yet recognized was $21,010,000, net of estimated forfeitures, which is expected to be recognized over the next 17 months on a weighted-average basis.

Pro Forma Information Under SFAS 123 Prior to 2006

     Prior to January 1, 2006, Geron followed the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 if the fair value recognition provisions of SFAS 123 had been applied to stock-based awards using the Black Scholes option-pricing model. The assumptions used to value employee stock options and employees’ purchase rights are listed above.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. We accounted for forfeitures as they occurred. If we had recognized the expense of stock-based awards to employees and directors in our consolidated statements of operations, additional paid-in capital would have increased by the corresponding amount. Pro forma information previously reported prior to the adoption of SFAS 123R was as follows:

Year Ended
December 31, 2005
(In thousands, except
per share amounts)
Net loss	$(33,689)
Deduct:
Stock-based compensation expense determined under SFAS 123	(4,756)
Pro forma net loss	$(38,445)
Basic and diluted net loss per share	$(0.58)
Basic and diluted pro forma net loss per share	$(0.66)

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the year ended December 31, 2005 was $6.77 per share. The weighted average estimated fair value of purchase rights under our Purchase Plan for the year ended December 31, 2005 was $2.62 per share.

     The total pretax intrinsic value of stock options exercised during 2005 was $2,041,000. The total fair value of restricted stock that vested during 2005 was $1,365,000.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation to Service Providers

     We grant options and warrants to consultants from time to time in exchange for services performed for us. In general, these options vest over the contractual period of the consulting arrangement and warrants are fully vested on the grant date. We granted options and warrants to consultants to purchase 125,000, 3,448 and 817,682 shares of our common stock in 2007, 2006 and 2005, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, we will record any additional increase in the fair value of the option or warrant as the options and warrants vest. We recorded expense of $1,466,000, $606,000 and $3,277,000 for the fair value of these options and warrants in 2007, 2006 and 2005, respectively. As of December 31, 2007, the total fair value of options and warrants granted to consultants has been fully amortized.

     We also grant common stock to consultants, vendors, board members and research institutions in exchange for services either performed or to be performed for us. In 2007, 2006 and 2005, we issued 1,169,823, 539,689 and 262,413 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we recorded a prepaid asset equal to the fair market value of the granted shares on the date of grant and amortize to expense on a pro-rata basis as services are performed. In 2007, 2006 and 2005, we recognized approximately $6,304,000, $3,594,000 and $3,002,000, respectively, of expense in connection with stock grants to consultants, vendors, board members and research institutions. As of December 31, 2007, $2,070,000 related to vendor stock grants remained as a prepaid asset which is being amortized to research and development expense on a pro-rata basis as services are incurred under contract manufacturing agreements for our telomerase inhibition and telomerase vaccine programs. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2007, have a prepaid balance of $1,619,000 which is being amortized to rent expense on a straight-line basis over the term of the leases to April 30, 2010.

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2007 is as follows:

Outstanding stock options	10,010,736
Options and awards available for grant	6,158,855
Employee stock purchase plan	221,269
Warrants outstanding	7,830,601
Total	24,221,461

Share Purchase Rights Plan

     On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock, par value $0.001 per share, or of any company into which we are merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2007, no rights were exercisable into any shares of common stock.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2007, 2006 and 2005, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2007, 2006 and 2005 contributions, respectively. The matching contributions are invested in our common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

     For the vested portion of the 2007 match under this plan, we recorded $570,000 as research and development expense and $70,000 as general and administrative expense. For the vested portion of the 2006 match under this plan, we recorded $432,000 as research and development expense and $61,000 as general and administrative expense. As of December 31, 2007, approximately $241,000 remains unvested for the 2006, 2005 and 2004 matches.

9. COLLABORATIVE AGREEMENTS

     In July 2005, we entered into a Research, Development and Commercialization License Agreement (RDCLA) with Merck & Co., Inc. We received an upfront non-refundable license payment of $2,500,000 for the grant of an exclusive worldwide license for the use of telomerase in non-dendritic cell cancer vaccines, which was recognized as license fee revenue over two years on a straight-line basis. We also received $1,000,000 for an exclusive option, to be exercised within two years, to negotiate a separate agreement covering our dendritic cell-based vaccine. We recognized revenue from the option payment over the two-year option period on a straight-line basis. As of December 31, 2007, the option has expired.

     We also issued to Merck a warrant to purchase $18,000,000 of our common stock at an exercise price equal to the per share price of our next underwritten public offering. Merck fully exercised this warrant concurrently with the closing of our underwritten public offering in September 2005.

     In 2007, we received $5,000,000 in milestone payments from Merck under the terms of the RDCLA. We recognized the milestone payments as license fee revenue in our consolidated statements of operations.

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

	2007	2006
	(In thousands)
Net operating loss carryforwards	$138,500	$122,500
Purchased technology	13,800	15,000
Research credits	22,800	19,800
Capitalized research and development	13,100	11,300
License fees	2,800	2,800
Other — net	8,500	5,200
Total deferred tax assets	199,500	176,600
Valuation allowance for deferred tax assets	(199,500)	(176,600)
Net deferred tax assets	$—	$—

     In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22,900,000, $18,100,000 and $17,600,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $5,100,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2007, we had domestic federal net operating loss carryforwards of approximately $361,900,000 expiring at various dates beginning 2008 through 2027, and state net operating loss carryforwards of approximately $114,500,000 expiring at various dates beginning 2012 through 2017, if not utilized. Our foreign net operating loss carryforwards of approximately $34,800,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of approximately $14,000,000 expiring at various dates beginning in 2008 through 2027, if not utilized. Our state research and development tax credit carryforwards of approximately $13,000,000 carry forward indefinitely.

     Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

     On January 1, 2007, we adopted the provisions of FIN 48. At the date of adoption, we had no unrecognized tax benefits. We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2008. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, primarily Scotland and Hong Kong, the 2001 through 2007 tax years generally remain subject to examination by their respective tax authorities.

11. SEGMENT INFORMATION

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STATEMENT OF CASH FLOWS DATA

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Supplemental information:
Interest paid	$—	$1	$11
Supplemental operating activities:
Cash in transit	$7	$49	$18
Issuance of warrants to purchase common stock and common stock
issued for prepaid and prior year services	$5,121	$1,737	$1,019
Unrealized (loss) gain on equity investments	$(9)	$10	$168
Reclassification between derivative liabilities and equity	$21,974	$1,002	$5,287
Issuance of common stock for 401(k) contributions and year-end
bonuses	$3,590	$1,866	$1,576
Supplemental investing activities:
Net unrealized gain (loss) on available-for-sale securities	$244	$281	$(6)
Supplemental financing activities:
Deemed dividend on derivatives	$9,081	$—	$—

     Interest expense for the year ended December 31, 2007, 2006 and 2005 was none, $14,000 and $257,000, respectively.

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2007
Revenues	$916	$889	$1,130	$4,687
Operating expenses	17,318	17,655	16,465	19,023
Net income (loss)	1,167	(13,985)	(12,834)	(11,045)
Deemed dividend on derivatives	(3,661)	—	—	(5,420)
Net loss applicable to common stockholders	(2,494)	(13,985)	(12,834)	(16,465)
Basic and diluted net loss per share applicable to
common stockholders	$(0.03)	$(0.19)	$(0.17)	$(0.22)

Year Ended December 31, 2006
Revenues	$583	$786	$723	$1,185
Operating expenses	11,445	12,194	12,817	14,181
Net loss	(4,928)	(5,261)	(8,053)	(13,123)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.12)	$(0.20)

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

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(I) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2007 and as of the date of this filing.

     There have been no significant changes in Geron’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2007.

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

     Management is responsible for establishing and maintaining an adequate internal control over financial reporting for the Company. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

THOMAS B. OKARMA	DAVID L. GREENWOOD
President and Chief Executive Officer	Executive Vice President
Chief Financial Officer

(III) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

     We have audited Geron Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geron Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Geron Corporation and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 27, 2008

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

     The information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 28, 2008, to be filed with the Securities and Exchange Commission (the Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions,” “Executive Compensation” and “Compensation Committee Report” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” contained in the Proxy Statement.

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

     (3) EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(1)	Form of Common Stock Certificate
4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.3(5)	Form of Indenture
4.4(6)	Form of Indenture
4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named
4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.8(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.9(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.10(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001
4.11(13)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.12	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.13	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.14	Form of D Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
10.1(1)	Form of Indemnification Agreement

10.2(14)	1992 Stock Option Plan, as amended
10.3(15)	1996 Employee Stock Purchase Plan, as amended
10.4(16)	1996 Directors’ Stock Option Plan, as amended
10.5(17)	Amended and Restated 2002 Equity Incentive Plan
10.6(18)	Amended and Restated 2006 Directors’ Stock Option Plan
10.7(1)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(19)†	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation
10.9(1)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(20)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University
10.11(21)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH
10.12(22)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. And the Roslin Institute
10.13(23)†	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation
10.14(24)†	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation
10.15(25)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.16(26)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.17(27)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.18(28)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.19(29)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.20(30)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.21(31)	Offer letter agreement between Registrant and Alan B. Colowick, dated September 21, 2006
10.22(32)	Amended and Restated Severance Plan, effective October 2, 2006
10.23(33)†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003
10.24(34)†	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.
10.25(35)	Lease Termination and Advance Payment Agreement by and between the Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.26(36)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.27(37)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.28(38)	Restructuring Agreement between Biotechnology Research Corporation and Registrant, dated June 15, 2007
10.29(39)	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation, Registrant and TA Therapeutics, Ltd., dated June 15, 2007
10.30(40)†	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.
10.31(41)†	Contribution and License Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.
10.32(42)†	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.

14.1(43)	Code of Conduct
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.

(3)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.

(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(13)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 9, 2001.

(15)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.

(16)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.

(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.

(18)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.

(19)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(20)	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.

(21)	Incorporated by reference to Exhibit 10.37 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(22)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.

(23)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(24)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.

(25)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(26)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(27)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(28)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(29)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(30)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(31)	Incorporated by reference to Exhibit 10.21 filed with Registrant’s Annual Report on Form 10-K filed on March 16, 2007.

(32)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(34)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 25, 2004.

(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(36)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(37)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(38)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.

(39)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.

(40)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(41)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(43)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.

(b) REPORTS ON FORM 8-K

      None

(c) INDEX TO EXHIBITS

      See Exhibits listed under Item 15(a)(3) above.

(d) FINANCIAL STATEMENTS AND SCHEDULES

      The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on the 28th day of February, 2008.

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

Signature	Title	Date
/s/ THOMAS B. OKARMA	President, Chief Executive Officer and Director	February 28, 2008
THOMAS B. OKARMA	(Principal Executive Officer)

/s/ DAVID L. GREENWOOD	Executive Vice President, Chief Financial Officer,	February 28, 2008
DAVID L. GREENWOOD	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ ALEXANDER E. BARKAS	Director	February 28, 2008
ALEXANDER E. BARKAS

/s/ EDWARD V. FRITZKY	Director	February 28, 2008
EDWARD V. FRITZKY

/s/ CHARLES J. HOMCY	Director	February 28, 2008
CHARLES J. HOMCY

/s/ THOMAS D. KILEY	Director	February 28, 2008
THOMAS D. KILEY

/s/ JOHN P. WALKER	Director	February 28, 2008
JOHN P. WALKER

/s/ PATRICK J. ZENNER	Director	February 28, 2008
PATRICK J. ZENNER

EXHIBIT INDEX
Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(1)	Form of Common Stock Certificate
4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.3(5)	Form of Indenture
4.4(6)	Form of Indenture
4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named
4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.8(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.9(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.10(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001
4.11(13)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.12	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.13	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.14	Form of D Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
10.1(1)	Form of Indemnification Agreement
10.2(14)	1992 Stock Option Plan, as amended
10.3(15)	1996 Employee Stock Purchase Plan, as amended
10.4(16)	1996 Directors’ Stock Option Plan, as amended
10.5(17)	Amended and Restated 2002 Equity Incentive Plan
10.6(18)	Amended and Restated 2006 Directors’ Stock Option Plan
10.7(1)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(19)†	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation
10.9(1)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(20)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University
10.11(21)†	License, Product Development, and Marketing Agreement dated as of December 19, 1997, by and between the Registrant and Boehringer Mannheim, GmbH
10.12(22)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. And the Roslin Institute

10.13(23)†	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation
10.14(24)†	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation
10.15(25)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.16(26)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.17(27)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.18(28)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.19(29)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.20(30)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.21(31)	Offer letter agreement between Registrant and Alan B. Colowick, dated September 21, 2006
10.22(32)	Amended and Restated Severance Plan, effective October 2, 2006
10.23(33)†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003
10.24(34)†	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.
10.25(35)	Lease Termination and Advance Payment Agreement by and between the Registrant and David D. Bohannon Organization and Bohannon Development Company, dated March 23, 2004
10.26(36)	Fourth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.27(37)	Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 23, 2004
10.28(38)	Restructuring Agreement between Biotechnology Research Corporation and Registrant, dated June 15, 2007
10.29(39)	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation, Registrant and TA Therapeutics, Ltd., dated June 15, 2007
10.30(40)†	Formation and Shareholders Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.
10.31(41)†	Contribution and License Agreement dated April 5, 2005 between the Registrant, Start Licensing, Inc. and Exeter Life Sciences, Inc.
10.32(42)†	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.
14.1(43)	Code of Conduct
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2008

____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.

(3)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.

(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.

(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.

(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.

(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(13)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 9, 2001.

(15)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 7, 2003.

(16)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.

(17)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.

(18)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.

(19)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(20)	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.

(21)	Incorporated by reference to Exhibit 10.37 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 1998.

(22)	Incorporated by reference to identically numbered exhibits filed on the Registrant’s Form 8-K filed on May 18, 1999.

(23)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.

(24)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.

(25)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(26)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(27)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(28)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(29)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(30)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(31)	Incorporated by reference to Exhibit 10.21 filed with Registrant’s Annual Report on Form 10-K filed on March 16, 2007.

(32)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2006.

(33)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.

(34)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 25, 2004.

(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(36)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(37)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3 filed on March 29, 2004.

(38)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.

(39)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.

(40)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(41)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 29, 2005.

(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.

(43)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.