Form 10-Q
period 2008-03-31
GERON CORP
filed 2008-04-30
CIK 886744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

        Yes [X]                    No [_]

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

    Class:                           Outstanding at April 25, 2008:
 Common Stock, $0.001 par value                77,904,200 shares

                                GERON CORPORATION

                                      INDEX

                                                                                                   Page
                                                                                                 ------
                                   PART I. FINANCIAL INFORMATION
Item 1:  Condensed Consolidated Financial Statements                                               2
         Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007          2
         Condensed Consolidated Statements of Operations for the three months ended March 31,
          2008 and 2007                                                                            3
         Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
          2008 and 2007                                                                            4
         Notes to Condensed Consolidated Financial Statements                                      5
Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                               15
Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                21
Item 4:  Controls and Procedures                                                                   21

                                    PART II. OTHER INFORMATION
Item 1:  Legal Proceedings                                                                         22
Item 1A: Risk Factors                                                                              22
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds                               35
Item 3:  Defaults Upon Senior Securities                                                           36
Item 4:  Submission of Matters to a Vote of Security Holders                                       36
Item 5:  Other Information                                                                         36
Item 6:  Exhibits                                                                                  36
         SIGNATURE                                                                                 36

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GERON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          MARCH 31,       DECEMBER 31,
                                                          2008              2007
                                                     ---------------  ----------------
                                                       (UNAUDITED)
                       ASSETS
 Current assets:
    Cash and cash equivalents                         $      138,670   $       146,025
    Restricted cash                                            1,079             2,440
    Marketable securities                                     56,117            59,979
    Interest and other receivables (including
     amounts from related parties: 2008-$1,500,
     2007-none)                                                1,602               788
    Current portion of prepaid assets                          5,355             4,140
                                                     ---------------  ----------------
       Total current assets                                  202,823           213,372
 Noncurrent portion of prepaid assets                          3,227               699
 Property and equipment, net                                   3,862             4,075
 Deposits and other assets                                       702               750
                                                     ---------------  ----------------
                                                      $      210,614   $       218,896
                                                     ===============  ================
        LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                  $        2,000   $         2,857
    Accrued compensation                                       1,176             2,203
    Accrued liabilities (including amounts for
     related parties: 2008-$268, 2007- $1,029)                 2,828             4,514
    Current portion of deferred revenue                          187               241
    Fair value of derivatives                                  1,196             1,602
    Current portion of advance payment from related
     party for research and development, net                   1,319             1,300
                                                     ---------------  ----------------
        Total current liabilities                              8,706            12,717
 Noncurrent portion of deferred revenue                           72                78
 Noncurrent portion of advance payment from related
  party for research and development, net                         68               427
 Commitments and contingencies
 Stockholders' equity:
    Common stock                                                  78                76
    Additional paid-in capital                               660,028           650,437
    Accumulated deficit                                     (458,546)         (444,872)
    Accumulated other comprehensive income                       208                33
                                                     ---------------  ----------------
        Total stockholders' equity                           201,768           205,674
                                                     ---------------  ----------------
                                                      $      210,614   $       218,896
                                                     ===============  ================


                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------
                                                          2008            2007
                                                      -------------  ---------------
 Revenues from collaborative agreements (including
  amounts from related parties: 2008-$26, 2007-$212)   $         79    $         293
 License fees and royalties (including amounts from
  related parties: 2008-$1,500, 2007-none)                    1,615              623
                                                      -------------  ---------------
     Total revenues                                           1,694              916

 Operating expenses:
   Research and development (including amounts for
    related parties: 2008-$149, 2007-$212)                   13,613           13,189
   General and administrative                                 4,030            4,129
                                                      -------------  ---------------
     Total operating expenses                                17,643           17,318
                                                      -------------  ---------------
 Loss from operations                                       (15,949)         (16,402)
 Unrealized gain on derivatives                                 406           14,805
 Interest and other income                                    1,893            2,792
 Interest and other expense                                     (24)             (28)
                                                      -------------  ---------------
 Net (loss) income                                          (13,674)           1,167
 Deemed dividend on derivatives                                  --           (3,661)
                                                      -------------  ---------------
 Net loss applicable to common stockholders            $    (13,674)   $      (2,494)
                                                      =============  ===============

 Basic and diluted net loss per share applicable to
  common stockholders                                  $      (0.18)   $       (0.03)
                                                      =============  ===============

 Shares used in computing basic and diluted net loss
  per share applicable to common stockholders            76,629,693       71,797,056
                                                      =============  ===============

                             See accompanying notes.

                                GERON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       CHANGE IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                                2008             2007
                                                          ----------------  --------------
 Cash flows from operating activities:
 Net (loss) income                                         $       (13,674)   $      1,167
 Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
   Depreciation and amortization                                       548             277
   Accretion and amortization on investments, net                     (471)           (717)
   Gain on sale of fixed assets                                         (5)             --
   Stock-based compensation in exchange for services by
    non-employees                                                      215           2,735
   Stock-based compensation for awards to employees and
    directors                                                        2,743           2,922
   Amortization related to 401(k) contributions                        155              41
   Loss on equity investments in licensees                              43              28
   Unrealized gain on derivatives                                     (406)        (14,805)
 Changes in assets and liabilities:
    Other current and noncurrent assets                              1,284             455
    Other current and noncurrent liabilities                        (2,991)            648
 Advance payment from related party for research
  and development                                                     (340)             --
                                                          ----------------  --------------
 Net cash used in operating activities                             (12,899)         (7,249)

 Cash flows from investing activities:
   Restricted cash transfer                                          1,361              --
   Proceeds from sale of fixed assets                                    7              --
   Capital expenditures                                               (337)           (859)
   Purchases of marketable securities                              (16,237)        (39,147)
   Proceeds from maturities of marketable securities                20,750          41,805
                                                          ----------------  --------------
 Net cash provided by investing activities                           5,544           1,799

 Cash flows from financing activities:
   Proceeds from issuances of common stock, net of
    issuance costs                                                      --             290
   Proceeds from exercise of warrants                                   --          15,000
                                                          ----------------  --------------
 Net cash provided by financing activities                              --          15,290
                                                          ----------------  --------------
 Net (decrease) increase in cash and cash equivalents               (7,355)          9,840
 Cash and cash equivalents at the beginning of the period          146,025         135,882
                                                          ----------------  --------------
 Cash and cash equivalents at the end of the period        $       138,670    $    145,722
                                                          ================  ==============

                             See accompanying notes.

                                Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The terms "Geron", the "Company", "we" and "us" as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2008 and condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2007, included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

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

   FASB Interpretation No. 46-R (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," as amended, provides guidance on the identification, classification and accounting of variable interest entities
(VIEs). We have variable interests in VIEs through marketable and non-marketable equity investments in various companies with whom we have executed licensing agreements and our joint venture, Start Licensing, Inc. In accordance with FIN 46R, we have concluded that we are not the primary beneficiary in any of these VIEs and, therefore, have not consolidated such entities in our condensed consolidated financial statements.

Net Loss Per Share

   Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Potential dilutive securities primarily consist of employee stock options, restricted stock and warrants to purchase common stock and have been determined using the treasury stock method at an average market price during the period.

   Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as additional shares of 358,794 and 2,961,588 for 2008 and 2007, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at an average market price during the period).

Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On a regular basis, we evaluate these estimates and assumptions. Actual results could differ from those estimates.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)

Revenue Recognition

   We recognize revenue related to license and research agreements with collaborators, royalties, and milestone payments. The principles and guidance outlined in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," provide a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria, under Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104) separately for each of the separate units. Our arrangements generally do not contain a general right of return relative to the delivered item.

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

Restricted Cash

The components of restricted cash are as follows:

                                                                  March 31,    December 31,
                                                               ---------------------------
                                                                  2008           2007
                                                               -----------   -------------
                                                                     (In thousands)
Certificate of deposit for unused equipment line of credit      $     530   $          530
Certificate of deposit for credit card purchases                      252              250
Funds held in trust for creditors of TA Therapeutics, Ltd.            297            1,660
                                                               ----------  ---------------
                                                                $   1,079   $        2,440
                                                               ==========- ===============


Fair Value of Financial Instruments

   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)


   In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," (SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any assets or liabilities at fair value in accordance with SFAS 159. The adoption of SFAS 159 as of January 1, 2008 did not have any impact on our condensed consolidated financial statements.

Cash Equivalents and Marketable Debt Securities
-----------------------------------------------

   We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and U.S. government notes. Our investments include U.S. government agency notes, commercial paper and corporate notes issued by United States corporations with original maturities ranging from one to nine months and asset-backed securities with original expected maturity dates ranging from seven to ten months and original legal maturity dates ranging from 32 to 44 months.

   We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold. Realized gains and losses have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income on our condensed consolidated statements of operations. We recognize an impairment charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income.

Marketable and Non-Marketable Equity Investments in Licensees and Joint Venture
-------------------------------------------------------------------------------

   Investments in non-marketable nonpublic companies are carried at cost, as adjusted for other-than-temporary impairments. Investments in marketable equity securities are carried at fair value as of the balance sheet date. For marketable equity securities, unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders' equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

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

Fair Value of Derivatives
-------------------------

   We apply the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (SFAS 150) and Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (Issue 00-19) in accounting for derivative financial instruments.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)

   For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders' equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders' equity and no further adjustments are made.

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

Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards.

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

   The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three months ended March 31, 2008 and 2007 which was allocated as follows:

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)


                                                      Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2008           2007
                                                ------------  --------------
                                                       (In thousands)
Research and development                         $     1,371   $       1,252
General and administrative                             1,372           1,670
                                                ------------  --------------
Stock-based compensation expense included in
 operating expenses                              $     2,743   $       2,922
                                                ============  ==============

Stock Options
-------------

   The fair value of options granted during the three months ended March 31, 2008 and 2007 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                              Three Months Ended March 31,
                                        ----------------------------------------
                                               2008                 2007
                                        ------------------- --------------------
Dividend yield                                  None                None
Expected volatility range                      0.596                0.774
Risk-free interest rate range              2.36% to 3.02%      4.43% to 4.80%
Expected term                                  5 yrs                5 yrs

Employee Stock Purchase Plan
----------------------------

    The fair value of employees' purchase rights during the three months ended March 31, 2008 and 2007 has been estimated using the Black Scholes option-pricing model with the following assumptions:

                                               Three Months Ended March 31,
                                       -----------------------------------------
                                               2008                 2007
                                       -------------------- --------------------
Dividend yield                                 None                  None
Expected volatility range                 0.458 to 0.473        0.419 to 0.460
Risk-free interest rate                   3.09% to 4.97%        5.00% to 5.26%
Expected term                               6 - 12 mos            6 - 12 mos

   The expected volatility range is based on historical volatilities of our stock, because traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees' purchase rights is equal to the purchase period. Dividend yield is based on historical cash dividend payments, which have been none to date. We grant options under our equity plans to employees, non-employee directors, and consultants, which generally vest over four years.

   As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards
-----------------------

   The stock-based compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award on a straight-line basis.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)


   We continue to apply the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," (Issue 96-18) for our non-employee stock-based awards. Under Issue 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty's performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed consolidated statements of operations.

Comprehensive (Loss) Income

   Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in stockholders' equity which are excluded from net (loss) income. The activity in comprehensive (loss) income during the three months ended March 31, 2008 and 2007 are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                      2008           2007
                                                 -------------  -------------
                                                       (In thousands)
 Net (loss) income                                $    (13,674)  $      1,167
 Change in unrealized gain (loss) on securities
  available-for-sale and marketable equity
  securities                                               176             (2)
 Change in foreign currency translation
  adjustments                                               (1)            --
                                                 -------------  -------------
 Comprehensive (loss) income                      $    (13,499)  $      1,165
                                                 =============  =============

   The components of accumulated other comprehensive income are as follows:


                                                     March 31, 2008    December 31, 2007
                                                    -----------------  -----------------
                                                             (In thousands)
 Net unrealized holding gains on available-for-sale
  securities and marketable equity investments       $            371   $            195
 Foreign currency translation adjustments                        (163)              (162)
                                                    -----------------  -----------------
                                                     $            208   $             33
                                                    =================  =================

Recent Accounting Pronouncements

   In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements," (SFAS
160) to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 160 will have a significant effect on our consolidated financial position, results of operations or cash flows.

   On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an Amendment of FASB Statement 133," (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments;
(b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential effect of adopting SFAS 161 on our disclosures included in our consolidated financial statements.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)

2. FAIR VALUE MEASUREMENTS

   SFAS 157 defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

   Beginning January 1, 2008, assets and liabilities recorded at fair value in the condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

   Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

   Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

   Level 3 - Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

   A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value on our condensed consolidated balance sheet, including the general classification of such instruments pursuant to the valuation hierarchy.

Marketable Debt Securities Available-for-Sale
---------------------------------------------

   Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government and agency securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices or securities with similar characteristics or discounted cash flows. Examples of such Level 2 instruments include corporate notes, asset-backed securities and commercial paper.

Equity Investments in Licensees
-------------------------------

   Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include publicly traded equities.

Derivatives
-----------

   Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 classification of the valuation hierarchy.

   The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)


                                   March 31, 2008     December 31, 2007
                                -------------------  -------------------
Dividend yield                          None                 None
Expected volatility range          0.457 to 0.737       0.435 to 0.763
Risk-free interest rate range      1.62% to 2.88%       3.06% to 3.73%
Expected term                      2 yrs to 7 yrs       2 yrs to 7 yrs

   Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives' terms and trading volume of Geron options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Dividend yield is based on historical cash dividend payments, which have been none to date.

Fair Value on a Recurring Basis
-------------------------------

   Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of March 31, 2008.

                                     Fair Value Measurements at Reporting Date Using
                              ---------------------------------------------------------------
                               Quoted Prices
                                 in Active      Significant
                                Markets for       Other         Significant
                                 Identical      Observable     Unobservable
                                   Assets         Inputs          Inputs
                              --------------- --------------- --------------- ---------------
(In thousands)                    Level 1         Level 2         Level 3          Total
                              --------------- --------------- --------------- ---------------
Assets
Money market funds (1)         $      134,254  $           --  $           --  $      134,254
Government notes and agency
 securities (2)                         3,508              --              --           3,508
Corporate notes (2)                        --           1,254              --           1,254
Asset-backed securities (2)                --          12,766              --          12,766
Commercial paper (2)                       --          41,077              --          41,077
Equity investments in
 licensees (3)                              8              --              --               8
                              --------------- --------------- --------------- ---------------
Total                          $      137,770  $       55,097  $           --  $      192,867
                              =============== =============== =============== ===============

Liabilities
Derivatives (4)                $           --  $          --   $        1,196  $        1,196
                              =============== =============== =============== ===============
-------------------

(1) Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2) Included in cash and cash equivalents and marketable securities on our condensed consolidated balance sheet.

(3) Included in deposits and other assets on our condensed consolidated balance sheet.

(4) Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements
----------------------------------------------------

   The table below includes a rollforward of the balance sheet amounts for the quarter ended March 31, 2008 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)

                          Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
               ----------------------------------------------------------------------------------------------
                                                                                              Change in
                                                                                           Unrealized Gains
                                                   Purchases,                                 Related to
                                     Total           Sales,      Transfers                    Financial
                Fair Value at     Unrealized       Issuances,    In and/or  Fair value at  Instruments Held
                 December 31,  Gains Included in  Settlements,    Out of      March 31,      at March 31,
(In thousands)      2007       Earnings, net (1)      net         Level 3       2008            2008(1)
--------------  -------------  -----------------  -------------  ---------  -------------  ------------------

Derivatives     $     1,602     $       406        $        --   $     --   $      1,196    $         406

-------------------

(1) Reported as unrealized gain on derivatives on our condensed consolidated statements of operations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

   In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we direct the pre-clinical and drug development activities, own 75% voting interest and have unilateral right to wind up TAT. Upon winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT's efforts up to a fixed amount based on BRC's cash contributions. Upon winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties.

   As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC's 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC's net contributions have been recorded as an advance payment of research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenue from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 24 months. As of March 31, 2008 and 2007, we incurred related party research and development costs of $149,000 and $212,000, respectively. As of March 31, 2008 and 2007, we earned related party revenue of $26,000 and $212,000, respectively. As of March 31, 2008 and December 31, 2007, the net balance of the advance payment from BRC was $1,387,000 and $1,727,000, respectively.

   In April 2005, we formed Start Licensing, Inc., a joint venture with Exeter Life Sciences, Inc., to manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. In March 2008, we recognized revenue of $1,500,000 related to a milestone payment in connection with the Start Licensing joint venture as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny.

                               Geron Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                  (UNAUDITED)

4. COMMON STOCK ISSUANCES

   On March 25, 2008, as an advance payment of the rent due for Geron's premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from August 1, 2008 through July 31, 2012, we issued to David D. Bohannon Organization (DDBO), the lessor of those premises, 742,158 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 19, 2008. The total fair value of the common stock of $3,191,000 has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period. As of March 31, 2008, the entire amount remained as a prepaid asset.

   On March 25, 2008, as a sixth installment payment due to Lonza Walkersville, Inc. (Lonza) under the first project order to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans, we issued to Lonza 232,558 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 18, 2008. The total fair value of the common stock was $1,000,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2008, $1,000,000 remained as a prepaid asset which is expected to be expensed over the next six months.

   On March 25, 2008, as an installment payment due to Girindus America Inc. (Girindus) under the fourth project order to a services agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans, we issued to Girindus 375,926 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 21, 2008. The total fair value of the common stock was $1,624,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2008, $1,624,000 remained as a prepaid asset which is expected to be expensed over the next nine months.

5. SEGMENT INFORMATION

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our executive management team represents our chief decision maker, as defined under SFAS 131. To date, we have viewed our operations as principally one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                        (In Thousands)                            2008        2007
                                                               ----------  -----------
                                                                     (Unaudited)
Supplemental Operating Activities:
 Net unrealized (loss) gain on equity investments in licensees  $      (4)  $        1
 Reclassification between derivative liabilities and equity            --       21,399
 Shares issued for 401(k) matching contribution and
  performance bonus                                                   640        1,722
 Shares or warrants issued in exchange for services                 5,840          191
Supplemental Investing Activities:
 Net unrealized gain (loss) on marketable securities                  180           (3)
Supplemental Financing Activities:
 Deemed dividend                                                       --       (3,661)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and elsewhere in this Form 10-Q.

   The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

   Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value of Financial Instruments

   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

   SFAS 157 defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

   Beginning January 1, 2008, assets and liabilities recorded at fair value in our condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

   Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

   Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

   Level 3 - Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

   We classify inputs to derive fair values for marketable debt securities available-for-sale and marketable equity investments in licensees as Level 1 and
2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities and commercial paper.

   We classify inputs to calculate fair value of derivatives as Level 3 which includes warrants and non-employee options classified as liabilities under Issue 00-19. The fair value for these instruments is calculated using the Black Scholes option-pricing model. The model's inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the warrants and non-employee options and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives' terms and trading volume of options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Changes to the model's inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

   For a further discussion regarding fair value measurements, see Note 2, "Fair Value Measurements," of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

   We recognized revenues from collaborative agreements of $79,000 for the three months ended March 31, 2008, compared to $293,000 for the comparable 2007 period. Revenues for 2008 and 2007 primarily reflect related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been consolidating TAT's results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

   We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $1.6 million for the three months ended March 31, 2008, compared to $494,000 for the comparable 2007 period related to our various agreements. The increase in license fee revenues primarily reflects recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. We expect to recognize revenues of $181,000 for the remainder of 2008, $27,000 in 2009, $26,000 in 2010, $25,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

   We received royalties of $33,000 for the three months ended March 31, 2008, compared to $129,000 for the comparable 2007 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

   Research and development expenses were $13.6 million for the three months ended March 31, 2008, compared to $13.2 million for the comparable 2007 period. The increase for the 2008 first quarter compared to the 2007 first quarter is primarily the net result of increased personnel-related expense of $1.4 million, including an increase of $119,000 in stock-based compensation expense associated with stock options and restricted stock awards, increased drug product purchases of $550,000 associated with our telomerase inhibitor drug, GRN163L, and increased GRN163L and GRNVAC1 clinical trial costs of $490,000 as a result of increased activity, offset by reduced consulting fees of $1.8 million related to the telomerase cancer vaccine, GRNVAC1. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

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

   Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to grow, maintain and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells, including cryopreserved formulations in order to deliver these therapeutic cells "on demand". We are now testing six different hESC-derived therapeutic cell types in animal models. From these studies, we are advancing development of two hESC-based therapeutics to clinical testing.

   Research and development expenses allocated to programs are as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                        --------------------------------
                                             2008             2007
                                        ---------------  ---------------
                                                 (Unaudited)

Oncology                                 $        7,571   $        7,396
hESC Therapies                                    6,042            5,793
                                        ---------------  ---------------
Total                                    $       13,613   $       13,189
                                        ===============  ===============

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

   For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled "Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products" and "Entry into clinical trials with one or more product candidates may not result in any commercially viable products" in Part II, Item 1A entitled "Risk Factors" and elsewhere in this quarterly report.

General and Administrative Expenses

   General and administrative expenses were $4.0 million for the three months ended March 31, 2008, compared to $4.1 million for the comparable 2007 period. The decrease in general and administrative expenses for the 2008 first quarter compared to the 2007 first quarter was primarily the net result of increased patent legal costs of $365,000, offset by net reduced compensation expense related to restricted stock awards and stock options to directors and employees of $298,000 and reduced corporate legal costs of $150,000. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

   Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is updated and reclassified from assets or liabilities to stockholders' equity. We incurred an unrealized gain on derivatives of $406,000 for the three months ended March 31, 2008, compared to $14.8 million for the comparable 2007 period. The unrealized gain on derivatives for 2008 reflects the decreasing value of derivative liabilities currently on the condensed consolidated balance sheet. The unrealized gain on derivatives for 2007 primarily reflects the result of amendments executed in March 2007 to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants and the change in fair value for warrants held at December 2006.

Interest and Other Income

   Interest income was $1.9 million for the three months ended March 31, 2008, compared to $2.8 million for the comparable 2007 period. The decrease in interest income for 2008 compared to 2007 was primarily due to decreased interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

   Interest and other expense was $24,000 for the three months ended March 31, 2008, compared to $28,000 for the comparable 2007 period. The decrease in interest and other expense for 2008 compared to 2007 was primarily due to decreased investment management charges as a result of lower cash and investment balances.

Net Loss Applicable to Common Stockholders

   Net loss applicable to common stockholders was $13.7 million for the three months ended March 31, 2008, compared to $2.5 million for the comparable 2007 period. Excluding the effect of unrealized gain on derivatives and deemed dividend on derivatives, net loss increased in 2008 compared to 2007 primarily as a result of increased operating expenses for drug product purchases and clinical development of GRN163L and increasing employee headcount, offset by reduced consulting expense.

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

LIQUIDITY AND CAPITAL RESOURCES

   Cash, restricted cash, cash equivalents and marketable securities at March 31, 2008 totaled $195.9 million compared to $208.4 million at December 31, 2007. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2008 was primarily due to use of cash for operations.

   Cash Flows from Operating Activities. Net cash used in operations was $12.9 million for the three months ended March 31, 2008 compared to $7.2 million for the comparable 2007 period. The increase in net cash used for operations in 2008 was primarily the result of payments to Biotechnology Research Corporation, our joint venture partner in TA Therapeutics, Ltd., for scientific research services, reduced non-cash expense related to stock-based compensation for vendors and cash payments to vendors for equipment purchases and general operations.

   Cash Flows from Investing Activities. Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2008, compared to $1.8 million for the comparable 2007 period. The increase in cash provided by investing activities reflected reduced marketable securities purchases offset by increased maturities.

   Since inception through March 31, 2008, we have invested approximately $19.8 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of March 31, 2008, no payments were due under our equipment financing facility. As of March 31, 2008, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2008 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

   Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008 was none, compared to $15.3 million for the comparable 2007 period. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

   As of March 31, 2008, our contractual obligations for the next five years and thereafter are as follows:

                                            Principal Payments Due by Period
                             ----------------------------------------------------------
                                          Remainder                             After
Contractual Obligations (1)    Total       in 2008    2009-2010   2011-2012     2012
---------------------------  ----------  ----------  ----------  ----------  ----------
                                                 (Amounts in thousands)
Equipment leases              $      37   $      13   $      24   $      --   $      --
Operating leases (2)                 --          --          --          --          --
Research funding (3)              3,156       1,234         598         574         750
                             ----------  ----------  ----------  ----------  ----------
Total contractual cash
 obligations                  $   3,193   $   1,247   $     622   $     574   $     750
                             ==========  ==========  ==========  ==========  ==========
--------------

(1) This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there was a change in control of the Company or severance payments to key employees under involuntary termination.

(2) In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

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

   Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with seven financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of investment-grade corporate notes, U.S. government and agency securities, commercial paper and asset-backed securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

   Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2008 was $192.9 million. These investments include $136.8 million of cash and cash equivalents which are due in less than 90 days, $12.8 million of asset-backed securities which have varying maturity dates, and $43.3 million of short-term investments which are due in less than one year.

   Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2008, there was an immaterial currency exchange impact from our intercompany transactions. As of March 31, 2008, we did not engage in foreign currency hedging activities.

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

   (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES, AND CONTINUED LOSSES COULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

   We have incurred operating losses every year since our operations began in 1990. As of March 31, 2008, our accumulated deficit was approximately $458.5 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

   o the progress we make in our research and development programs, preclinical development and clinical trials;

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

   o we may not be able to obtain regulatory approval of our product candidates, or may experience delays in obtaining such approvals;

   o we may not be able to manufacture our product candidates economically on a commercial scale;

   o we and any licensees of ours may not be able to successfully market our products;

   o physicians may not prescribe our products, or patients or third party payors may not accept such products;

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

   In addition, the United States government and its agencies have until recently refused to fund research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President's Council on Bioethics monitors stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, affect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

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

   The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the U.S., recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were recently proposed by the U.S. Patent Office. These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. At this time we do not know whether the Patent Office will seek to reintroduce the amendments in a modified form.

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

   In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron's patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA, and that appeal is still pending. Because this appeal is ongoing, the outcome cannot be determined at this time. We are also seeking to obtain patent coverage in Europe for telomerase peptides through a European divisional patent application. If those patent claims are issued, they too may be subject to an opposition proceeding.

   European opposition and appeal proceedings can take several years to reach final decision. The oppositions discussed above reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also currently involved in other patent opposition proceedings in Europe and Australia.

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

   In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office recently issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. The decision on the 7,029,913 patent is subject to appeal. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position in any appeal of the decision on the 7,029,913 patent. While these decisions are all favorable to our patent position, the outcome of any appeal or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron's proprietary position in this technology.

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

   o    marketing and distribution.

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

   Historically, our stock price has been extremely volatile. Between January 1998 and March 2008, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and March 31, 2008, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

   Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2008, we had 200,000,000 shares of common stock authorized for issuance and 77,823,657 shares of common stock outstanding. In addition, as of March 31, 2008, we have reserved for future issuance approximately 27,764,989 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   On March 25, 2008, as an advance payment of the rent due for our premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California for the period from August 1, 2008 through July 31, 2012, we issued to David D. Bohannon Organization (DDBO), the lessor of those premises, 742,158 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 19, 2008. The total fair value of the common stock of $3,191,000 has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease period. As of March 31, 2008, the entire amount remained as a prepaid asset.

   On March 25, 2008, as a sixth installment payment due to Lonza Walkersville, Inc. (Lonza) under the first project order to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans, we issued to Lonza 232,558 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 18, 2008. The total fair value of the common stock was $1,000,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2008, $1,000,000 remained as a prepaid asset which is expected to be expensed over the next six months.

   On March 25, 2008, as an installment payment due to Girindus America Inc. (Girindus) under the fourth project order to a services agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans, we issued to Girindus 375,926 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of March 21, 2008. The total fair value of the common stock was $1,624,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2008, $1,624,000 remained as a prepaid asset which is expected to be expensed over the next nine months.

   We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. DDBO, Lonza and Girindus represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS

 Exhibit
 Number    Description
--------------------------------------------------------------------------------

  10.1 Fifth Amendment to Lease by and between Registrant and David D. Bohannon Organization, dated March 19, 2008.

  10.2     Second Amendment to Lease by and between Registrant and David
           D. Bohannon Organization, dated March 19, 2008.

  31.1 Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GERON CORPORATION

                                 By: /s/ DAVID L. GREENWOOD
                                 -----------------------------------------------

                                 David L. Greenwood
                                 Executive Vice President and Chief
                                 Financial Officer (Duly Authorized Signatory)
Date: April 30, 2008

                                  EXHIBIT INDEX

 Exhibit
 Number    Description
--------------------------------------------------------------------------------

  10.1     Fifth Amendment to Lease by and between Registrant and David
           D. Bohannon Organization, dated March 19, 2008.

  10.2     Second Amendment to Lease by and between Registrant and David
           D. Bohannon Organization, dated March 19, 2008.

  31.1 Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.

  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2008.