Form 10-Q
period 2008-06-30
GERON CORP
filed 2008-07-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 _______________

FORM 10-Q
 _______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes        ☐             No          ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 28, 2008:
Common Stock, $0.001 par value	78,647,393 shares

GERON CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1:	Condensed Consolidated Financial Statements .............................................................................................................................................................................................	2
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 ...........................................................................................................................	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 .............................................................................	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 ..............................................................................................	4
	Notes to Condensed Consolidated Financial Statements .............................................................................................................................................................................	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................................................................................................................	16
Item 3:	Quantitative and Qualitative Disclosures About Market Risk .....................................................................................................................................................................	23
Item 4:	Controls and Procedures ...	23

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings ...	24
Item 1A:	Risk Factors ...	24
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds .....................................................................................................................................................................	38
Item 3:	Defaults Upon Senior Securities ...	39
Item 4:	Submission of Matters to a Vote of Security Holders ...................................................................................................................................................................................	39
Item 5:	Other Information ...	39
Item 6:	Exhibits ...	40
	SIGNATURE ...	40

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	JUNE 30, 2008	DECEMBER 31, 2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$127,080	$146,025
Restricted cash	1,082	2,440
Marketable securities	58,571	59,979
Interest and other receivables	305	788
Current portion of prepaid assets	5,879	4,140
Total current assets	192,917	213,372
Noncurrent portion of prepaid assets	2,897	699
Property and equipment, net	4,092	4,075
Deposits and other assets	702	750
	$200,608	$218,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,443	$2,857
Accrued compensation	1,844	2,203
Accrued liabilities (including amounts for related parties: 2008-$547, 2007-$1,029)	2,419	4,514
Current portion of deferred revenue	134	241
Fair value of derivatives	701	1,602
Current portion of advance payment from related party for research and development, net	1,038	1,300
Total current liabilities	8,579	12,717
Noncurrent portion of deferred revenue	65	78
Noncurrent portion of advance payment from related party for research and development, net	—	427
Commitments and contingencies
Stockholders’ equity:
Common stock	79	76
Additional paid-in capital	664,104	650,437
Accumulated deficit	(472,110)	(444,872)
Accumulated other comprehensive (loss) income	(109)	33
Total stockholders’ equity	191,964	205,674
	$200,608	$218,896

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues from collaborative agreements (including amounts from related parties: three months - 2008-$33; 2007-$236; six months -2008-$59; 2007-$448)	$87	$304	$166	$597
License fees and royalties (including amounts from related parties: three months - 2008-none; 2007-none; six months -2008-$1,500; 2007-none)	111	585	1,726	1,208
Total revenues	198	889	1,892	1,805

Operating expenses:
Research and development (including amounts for related parties: three months - 2008-$169; 2007-$287; six months - 2008-$318; 2007-$499)	11,614	14,098	25,227	27,287
General and administrative	4,042	3,557	8,072	7,686
Total operating expenses	15,656	17,655	33,299	34,973
Loss from operations	(15,458)	(16,766)	(31,407)	(33,168)
Unrealized gain (loss) on derivatives	495	(36)	901	14,769
Interest and other income	1,423	2,843	3,316	5,635
Interest and other expense	(24)	(26)	(48)	(54)
Net loss	(13,564)	(13,985)	(27,238)	(12,818)
Deemed dividend on derivatives	—	—	—	(3,661)
Net loss applicable to common stockholders	$(13,564)	$(13,985)	$(27,238)	$(16,479)

Basic and diluted net loss per share applicable to common stockholders	$(0.17)	$(0.19)	$(0.35)	$(0.23)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	78,142,176	74,077,733	77,385,935	72,937,395

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities
Net loss	$(27,238)	$(12,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	630
Accretion and amortization on investments, net	(860)	(1,634)
Gain on sale of fixed assets	(9)	—
Stock-based compensation in exchange for services by non-employees	340	4,247
Stock-based compensation for awards to employees and directors	5,609	5,491
Amortization related to 401(k) contributions	231	117
Loss on equity investments in licensees	44	63
Unrealized gain on derivatives	(901)	(14,769)
Changes in assets and liabilities:
Other current and noncurrent assets	3,383	408
Other current and noncurrent liabilities	(1,994)	2,613
Advance payment from related party for research and development	(689)	2,534
Net cash used in operating activities	(20,939)	(13,118)

Cash flows from investing activities
Restricted cash transfer	1,358	—
Proceeds from sale of fixed assets	15	—
Capital expenditures	(1,168)	(1,746)
Purchases of marketable securities	(35,868)	(95,679)
Proceeds from maturities of marketable securities	38,000	84,805
Net cash provided by (used in) investing activities	2,337	(12,620)

Cash flows from financing activities
Repurchase of common stock	(455)	—
Proceeds from issuances of common stock, net of issuance costs	112	1,636
Proceeds from exercise of warrants	—	15,163
Net cash (used in) provided by financing activities	(343)	16,799
Net decrease in cash and cash equivalents	(18,945)	(8,939)
Cash and cash equivalents at the beginning of the period	146,025	135,882
Cash and cash equivalents at the end of the period	$127,080	$126,943

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2008 and condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT is U.S. dollars.

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

Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as additional shares of 316,545 and 2,175,946 for 2008 and 2007, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at an average market price during the period).

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Upfront nonrefundable signing or license fees that are not dependent on future performance under these agreements or the intellectual property related to the license has been delivered are recognized as revenue when earned and over the estimated period of the continuing performance obligations. Option payments are generally recognized as revenue over the term of the option agreement. Milestone payments, earned based on substantive contingencies, are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the portion of research and license payments received which has not been earned.

We recognize revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party.

Restricted Cash

The components of restricted cash are as follows:
	June 30,	December 31,
	2008	2007
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	255	250
Funds held in trust for creditors of TA Therapeutics, Ltd.	297	1,660
	$1,082	$2,440

 Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

Cash Equivalents and Marketable Debt Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and U.S. government notes. Our investments include U.S. government agency notes and commercial paper with original maturities ranging from one to nine months and asset-backed securities with original expected maturity dates ranging from eight to ten months and original legal maturity dates ranging from 32 to 44 months.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold. Realized gains and losses have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including the length of time and extent to which the fair value has been less than our amortized cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income.

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

We monitor our equity investments in licensees and our joint venture for impairment on a quarterly basis and make appropriate reductions in carrying values when such reductions are determined to be other-than-temporary. Other-than-temporary charges are included in interest and other income. Factors used in determining whether an other-than-temporary charge should be recognized include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2008 and 2007 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Research and development	$1,294	$1,302	$2,665	$2,554
General and administrative	1,572	1,267	2,944	2,937
Stock-based compensation expense included in operating expenses	$2,866	$2,569	$5,609	$5,491

Stock Options

The fair value of options granted during the six months ended June 30, 2008 and 2007 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2008	2007
Dividend yield	None	None
Expected volatility range	0.565 to 0.596	0.761 to 0.774
Risk-free interest rate range	2.36% to 3.57%	4.43% to 5.05%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2008 and 2007 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2008	2007
Dividend yield	None	None
Expected volatility range	0.458 to 0.473	0.419 to 0.460
Risk-free interest rate	3.09% to 4.97%	5.00% to 5.26%
Expected term	6 - 12 mos	6 - 12 mos

The expected volatility range is based on historical volatilities of our stock, because traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. Dividend yield is based on historical cash dividend payments, which have been none to date. We grant options under our equity plans to employees, non-employee directors and consultants, which generally vest over four years.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

Restricted Stock Awards

The stock-based compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award on a straight-line basis.

We continue to apply the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (Issue 96-18) for our non-employee stock-based awards. Under Issue 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders' equity which are excluded from net loss. The activity in comprehensive loss during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(13,564)	$(13,985)	$(27,238)	$(12,818)
Change in unrealized gain (loss) on securities available-for-sale and marketable equity securities	(316)	59	(140)	57
Change in foreign currency translation adjustments	(1)	—	(2)	—
Comprehensive loss	$(13,881)	$(13,926)	$(27,380)	$(12,761)

The components of accumulated other comprehensive (loss) income are as follows:
	June 30, 2008	December 31, 2007
	(In thousands)
Net unrealized holding gains on available-for-sale securities and marketable equity investments	$55	$195
Foreign currency translation adjustments	(164)	(162)
	$(109)	$33

2. FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

Beginning January 1, 2008, assets and liabilities recorded at fair value in the condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value on our condensed consolidated balance sheet, including the general classification of such instruments pursuant to the valuation hierarchy.

Marketable Debt Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government and agency securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 instruments include corporate notes, asset-backed securities and commercial paper.

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

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2008	December 31, 2007
Dividend yield	None	None
Expected volatility range	0.506 to 0.727	0.435 to 0.763
Risk-free interest rate range	2.63% to 3.61%	3.06% to 3.73%
Expected term	2 yrs to 7 yrs	2 yrs to 7 yrs

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Dividend yield is based on historical cash dividend payments, which have been none to date.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of June 30, 2008.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$125,359	$—	$—	$125,359
Government notes and agency securities (2)	17,912	—	—	17,912
Asset-backed securities (2)	—	10,263	—	10,263
Commercial paper (2)	—	31,130	—	31,130
Equity investments in licensees (3)	8	—	—	8
Total	$143,279	$41,393	$—	$184,672

Liabilities
Derivatives (4)	$—	$—	$701	$701

___________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in cash and cash equivalents and marketable securities on our condensed consolidated balance sheet.

(3)	Included in deposits and other assets on our condensed consolidated balance sheet.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2008 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended June 30, 2008
(In thousands)	Fair Value at March 31, 2008	Total Unrealized Gains Included in Earnings, net (1)	Purchases, Sales, Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized Gains Related to Financial Instruments Held at June 30, 2008 (1)

Derivative Liabilities	$1,196	$495	$—	$—	$701	$495

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2008
(In thousands)	Fair Value at December 31, 2007	Total Unrealized Gains Included in Earnings, net (1)	Purchases, Sales, Issuances, Settlements, net	Transfers In and/or Out of Level 3	Fair Value at June 30, 2008	Change in Unrealized Gains Related to Financial Instruments Held at June 30, 2008 (1)

Derivative Liabilities	$1,602	$901	$—	$—	$701	$901

___________________

(1)	Reported as unrealized gain on derivatives on our condensed consolidated statements of operations.

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

As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenue from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 18 months. For the three and six months ended June 30, 2008, we incurred related party research and development costs of $169,000 and $318,000, respectively, compared to $287,000 and $499,000, for the comparable 2007 periods. For the three and six months ended June 30, 2008, we earned related party revenue of $33,000 and $59,000, respectively, compared to $236,000 and $448,000, for the comparable 2007 periods. As of June 30, 2008 and December 31, 2007, the net balance of the advance payment from BRC was $1,038,000 and $1,727,000, respectively.

4. STOCKHOLDERS’ EQUITY

On April 21, 2008, as payment of the milestone achievement for filing an Investigational New Drug application with the Food and Drug Administration for Geron’s human embryonic stem cell-derived oligodendrocytes (GRNOPC1) for the treatment of spinal cord injury, we issued to Wisconsin Alumni Research Foundation (WARF), 47,207 shares of our common stock, pursuant to a License Agreement dated as of January 8, 2002. The total fair value of the common stock was $224,000 which has been included in research and development expense.

On June 2, 2008, we issued 251,637 shares of Geron common stock to Samchully Pharmaceutical Co., Ltd. (Samchully) in a private placement as advance consideration under Amendment No.1 to Addendum Agreement No.8 to a manufacturing agreement pursuant to which Samchully is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $999,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2008, $999,000 remained as a prepaid asset which is expected to be expensed over the next six months.

During the second quarter of 2008, certain restricted stock awards vested for employees, at which time payroll taxes were assessed on the fair value of the vested awards. In accordance with our 2002 Equity Incentive Plan, we repurchased a portion of the vested shares at fair value and provided the cash to the respective tax authorities on behalf of the employees in order to satisfy their minimum tax withholding requirements. As a result, we repurchased 114,914 shares of common stock tendered by the employees and recorded the fair value of $455,000 as a reduction to additional paid-in capital. The repurchased shares are available for future grant under the 2002 Equity Incentive Plan.

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

 Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating, investing and financing activities:

	Six Months Ended June 30,
(In Thousands)	2008	2007
	(Unaudited)
Supplemental Operating Activities:
Net unrealized (loss) gain on equity investments in licensees	$(4)	$2
Cash in transit from options	—	7
Reclassification between derivative liabilities and equity	—	21,645
Shares issued for 401(k) matching contribution and performance bonus	640	1,722
Shares or warrants issued in exchange for services	7,193	3,275
Supplemental Investing Activities:
Net unrealized (loss) gain on marketable securities	(136)	55
Supplemental Financing Activities:
Deemed dividend	—	(3,661)

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

Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.

Beginning January 1, 2008, assets and liabilities recorded at fair value in our condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

We classify inputs to calculate fair value of derivatives as Level 3 which includes warrants and non-employee options classified as liabilities under Issue 00-19. The fair value for these instruments is calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the warrants and non-employee options and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

For a further discussion regarding fair value measurements, see Note 2, “Fair Value Measurements,” of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

We recognized revenues from collaborative agreements of $87,000 and $166,000 for the three and six months ended June 30, 2008, respectively, compared to $304,000 and $597,000 for the comparable 2007 periods. Revenues for 2008 and 2007 primarily reflect related party reimbursement we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences.  Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $92,000 and $1.7 million for the three and six months ended June 30, 2008, respectively, compared to $564,000 and $1.1 million for the comparable 2007 periods related to our various agreements. In 2008, license fee revenues primarily reflects recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. In 2007, license fee revenues primarily reflected recognition of revenues from the Merck license agreement. We expect to recognize revenues of $120,000 for the remainder of 2008, $27,000 in 2009, $27,000 in 2010, $25,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

We received royalties of $19,000 and $52,000 for the three and six months ended June 30, 2008, respectively, compared to $21,000 and $149,000 for the comparable 2007 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

Research and development expenses were $11.6 million and $25.2 million for the three and six months ended June 30, 2008, respectively, compared to $14.1 million and $27.3 million for the comparable 2007 periods. The decrease in research and development expenses for the 2008 second quarter compared to the 2007 second quarter as well as the overall decrease for 2008 compared to 2007 was primarily the net result of reduced drug product purchases of GRN163L of $2.4 million and reduced consulting expense of $2.2 million related to GRNVAC1, offset by increased personnel-related expense of $1.6 million due to increased regulatory and product development headcount and increased GRN163L and GRNVAC1 clinical trial costs of $870,000 as a result of increased activity. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have initiated the following clinical trials for our telomerase inhibitor drug, GRN163L: 1) Phase I trial in patients with chronic lymphocytic leukemia; 2) Phase I trial in patients with solid tumor malignancies; 3) Phase I trial in patients with advanced non-small cell lung cancer when administered intravenously in combination with a standard paclitaxel/carboplatin regimen and 4) Phase I trial in patients with multiple myeloma. Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We are conducting a Phase II clinical trial of our telomerase cancer vaccine (GRNVAC1) using the prime/boost scheme in patients with acute myelogenous leukemia.

Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to grow, maintain and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells, including cryopreserved formulations in order to deliver these therapeutic cells “on demand”. We are now testing six different hESC-derived therapeutic cell types in animal models. From these studies, we are advancing development of two hESC-based therapeutics to clinical testing. We received notice from the Food and Drug Administration (FDA) that our Initial New Drug (IND) application to initiate clinical testing of our hESC-derived oligodendrocyte progenitor cells (GRNOPC1) for the treatment of acute spinal cord injury has been placed on clinical hold.

Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Oncology	$6,196	$9,010	$13,714	$16,785
hESC Therapies	5,418	5,088	11,513	10,502
Total	$11,614	$14,098	$25,227	$27,287

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the U.S. is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND. An IND becomes effective within 30 days of filing with the FDA unless the FDA imposes a clinical hold on the IND. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence, as the case may be, without prior FDA authorization, and then only under terms authorized by the FDA. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

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

For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Obtaining regulatory approvals to clinically test and market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates” and “Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report.

General and Administrative Expenses

General and administrative expenses were $4.0 million and $8.1 million for the three and six months ended June 30, 2008, respectively, compared to $3.6 million and $7.7 million for the comparable 2007 periods. The increase in general and administrative expenses for the 2008 second quarter compared to the 2007 second quarter as well as the overall increase for 2008 compared to 2007 was primarily the result of increased patent legal costs. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is updated and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized gain on derivatives of $495,000 and $901,000 for the three and six months ended June 30, 2008, respectively, compared to an unrealized loss of $36,000 and an unrealized gain of $14.8 million for the comparable 2007 periods. The total unrealized gain on derivatives for 2008 reflects the decreasing value of derivative liabilities currently on the condensed consolidated balance sheet. The total unrealized gain on derivatives for 2007 primarily reflects the result of amendments executed in March 2007 to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants and the change in fair value for warrants held at December 2006.

Interest and Other Income

Interest income was $1.4 million and $3.3 million for the three and six months ended June 30, 2008, respectively, compared to $2.8 million and $5.6 million for the comparable 2007 periods. The decrease in interest income for 2008 compared to 2007 was primarily due to decreased interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $24,000 and $48,000 for the three and six months ended June 30, 2008, respectively, compared to $26,000 and $54,000 for the comparable 2007 periods. The decrease in interest and other expense for 2008 compared to 2007 was primarily due to decreased investment management charges as a result of lower cash and investment balances.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was $13.6 million and $27.2 million for the three and six months ended June 30, 2008, respectively, compared to $14.0 million and $16.5 million for the comparable 2007 periods. Excluding the effect of unrealized gain on derivatives, net loss increased in the second quarter of 2008 compared to the second quarter of 2007 as a net result of decreased interest income and revenues, offset by decreased operating expenses due to reduced drug product purchases and manufacturing-related costs. Excluding the effect of unrealized gain on derivatives and deemed dividend on derivatives, net loss increased in 2008 compared to 2007 primarily as a result of decreased interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2008 totaled $186.7 million compared to $208.4 million at December 31, 2007. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2008 was primarily due to use of cash for operations.

Cash Flows from Operating Activities. Net cash used in operations was $20.9 million for the six months ended June 30, 2008 compared to $13.1 million for the comparable 2007 period. The increase in net cash used for operations in 2008 was primarily the result of payments to Biotechnology Research Corporation, our joint venture partner in TA Therapeutics, Ltd., for scientific research services, cash payments to vendors for equipment purchases and general operations and use of the advance payment for related party research and development.

Cash Flows from Investing Activities. Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2008, compared to net cash used in investment activities of $12.6 million for the comparable 2007 period. The increase in cash provided by investing activities reflected reduced marketable securities purchases offset by increased maturities.

Since inception through June 30, 2008, we have invested approximately $20.6 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of June 30, 2008, no payments were due under our equipment financing facility. As of June 30, 2008, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2008 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2008 was $343,000, compared to net cash provided by financing activities of $16.8 million for the comparable 2007 period. During the second quarter of 2008, certain restricted stock awards vested for employees, at which time payroll taxes were assessed on the fair value of the vested awards. In accordance with our 2002 Equity Incentive Plan, we repurchased a portion of the vested stock from employees at a fair value of $455,000 and provided the cash to the respective tax authorities on behalf of the employees in order to satisfy their minimum tax withholding requirements. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

Contractual Obligations

As of June 30, 2008, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
Contractual Obligations (1)	Total	Remainder in 2008	2009 -2010	2011- 2012	After 2012
	(Amounts in thousands)
Equipment leases	$33	$9	$24	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,173	1,114	685	594	780
Total contractual cash obligations	$3,206	$1,123	$709	$594	$780
______________

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

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

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

None

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

Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with six financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of U.S. government and agency securities, commercial paper and asset-backed securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2008 was $184.7 million. These investments include $126.1 million of cash and cash equivalents which are due in less than 90 days, $10.3 million of asset-backed securities which have varying maturity dates, and $48.3 million of short-term investments which are due in less than one year.

Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2008, there was an immaterial currency exchange impact from our intercompany transactions. As of June 30, 2008, we did not engage in foreign currency hedging activities.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Our business is at an early stage of development.

 Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia, solid tumor malignancies, non-small cell lung cancer and multiple myeloma. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

·	succeed in our research and development efforts;

·	select therapeutic compounds or cell therapies for development;

·	obtain required regulatory approvals;

·	manufacture product candidates; and

·	collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be approved by regulators or marketed successfully. Physicians may not prescribe our products or patients or third party payors may not accept such products. Competitors may have proprietary rights which prevent us from marketing our products or sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments in telomerase technology, human embryonic stem cells, GRN163L and GRNVAC1, which could adversely affect our business and cause a sharp drop in our stock price.

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

Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

·	harming our ability to establish critical partnerships and collaborations;

·	delaying or preventing progress in our research and development; and

·	causing a decrease in the price of our stock.

RISKS RELATED TO OUR FINANCIAL POSITION AND
NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2008, our accumulated deficit was approximately $472.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangement will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

·	the accuracy of the assumptions underlying our estimates for our capital needs in 2008 and beyond;

·	the magnitude and scope of our research and development programs;

·	the progress we make in our research and development programs, preclinical development and clinical trials;

·	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

·	the number and type of product candidates that we pursue;

·	the time and costs involved in obtaining regulatory approvals; and

·	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

Obtaining regulatory approvals to clinically test and market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates.

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

Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

·	manufacturing;

·	advertising and promoting;

·	selling and marketing;

·	labeling; and

·	distribution.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

·	recall or seizure of products;

·	injunction against manufacture, distribution, sales and marketing; and

·	criminal prosecution.

The imposition of any of these penalties or other commercial limitations could significantly impair our business, financial condition and results of operations.

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

Our potential product candidates will require preclinical and extensive clinical trials prior to submission of any regulatory application for commercial sales. Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

·	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

·	reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations and the trial sites;

·	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

·	manufacturing sufficient quantities or producing drug meeting our quality standards of a product candidate;

·	obtaining approval of an IND application or proposed trial design from the FDA; and

·	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

In addition, clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Delays in obtaining regulatory agency approvals could:

·	significantly harm the marketing of any products that we or our collaborators develop;

·	impose costly procedures upon our activities or the activities of our collaborators;

·	diminish any competitive advantages that we or our collaborators may attain; or

·	adversely affect our ability to receive royalties and generate revenues and profits.

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

We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, clinical research organizations (CROs) or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY

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

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty.  Furthermore, significant amendments to the regulations governing the process of obtaining patents were recently proposed by the United States Patent and Trademark Office (the Patent Office). These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. At this time we do not know whether the Patent Office will seek to reintroduce the amendments in a modified form.

In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to human embryonic stem cells (hESCs). However, this broad interpretation is being challenged through the European Patent Office appeals system. As a result, we do not yet know whether or to what extent we will be able to obtain patent protection for our human embryonic stem cell technologies in Europe. If we are unable to protect our inventions related to hESCs in Europe, our business would be negatively impacted.

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

Challenges to our patent rights can result in costly and time-consuming legal proceedings that may prevent or limit development of our product candidates.

Where several parties seek U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. As more groups become engaged in scientific research and product development in the areas of telomerase biology and embryonic stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations or other means will likely increase.

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

Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have recently been involved in two patent oppositions before the European Patent Office (EPO) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and is conducting Phase III clinical trials. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides.

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

In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office recently issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog has filed a notice of appeal against the decision on the 7,029,913 patent. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position in this appeal. While these decisions are all favorable to our patent position, the outcome of the appeal or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

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

Under agreements with collaborators and joint venture partners, we may rely significantly on these parties to, among other activities:

·	conduct research and development activities in conjunction with us;

·	design and conduct advanced clinical trials in the event that we reach clinical trials;

·	fund research and development activities with us;

·	manage and license certain patent rights;

·	pay us fees upon the achievement of milestones; and

·	market with us any commercial products that result from our collaborations or joint ventures.

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

RISKS RELATED TO COMPETITIVE FACTORS

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

Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. According to public data from the FDA and NIH, there are more than 200 approved anti-cancer products on the market in the United States, and several thousand in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (including GlaxoSmithKline, Bristol-Myers Squibb Company and Novartis AG, among others) have significantly greater financial resources and expertise than we do in:

·	research and development;

·	manufacturing;

·	preclinical and clinical testing;

·	obtaining regulatory approvals; and

·	marketing and distribution.

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

In addition to the above factors, we expect to face competition in the following areas:

·	product efficacy and safety;

·	the timing and scope of regulatory consents;

·	availability of resources;

·	reimbursement coverage;

·	price; and

·	patent position, including potentially dominant patent positions of others.

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

Our product candidates and those developed by our collaborative or joint venture partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

·	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

·	our ability to create products that are superior to alternatives currently on the market;

·	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

·	reimbursement policies of government and third-party payors.

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

In both U.S. and other markets, sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include:

·	government health administration authorities;

·	private health insurers;

·	health maintenance organizations; and

·	pharmacy benefit management companies.

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

RISKS RELATED TO ENVIRONMENTAL AND PRODUCT LIABILITY

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

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

Historically, our stock price has been extremely volatile. Between January 1998 and June 2008, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and June 30, 2008, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

·	the demand in the market for our common stock;

·	the experimental nature of our product candidates;

·	fluctuations in our operating results;

·	market conditions relating to the biopharmaceutical and pharmaceutical industries;

·	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

·	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

·	comments by securities analysts;

·	general market conditions;

·	political developments related to human embryonic stem cell research;

·	public concern with respect to our product candidates; or

·	the issuance of common stock to partners, vendors or to investors to raise additional capital.

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

Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2008, we had 200,000,000 shares of common stock authorized for issuance and 78,600,283 shares of common stock outstanding. In addition, as of June 30, 2008, we have reserved for future issuance approximately 27,224,539 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

In addition to our share purchase rights plan and the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

·	prevent stockholders from taking actions by written consent;

·	divide the Board of Directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year; and

·	set forth procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2008, as payment of the milestone achievement for filing an Investigational New Drug application with the Food and Drug Administration for Geron’s human embryonic stem cell-derived oligodendrocytes (GRNOPC1) for the treatment of spinal cord injury, we issued to Wisconsin Alumni Research Foundation (WARF), 47,207 shares of our common stock, pursuant to a License Agreement dated as of January 8, 2002. The total fair value of the common stock was $224,000 which has been included in research and development expense.

On June 2, 2008, we issued 251,637 shares of Geron common stock to Samchully Pharmaceutical Co., Ltd. (Samchully) in a private placement as advance consideration under Amendment No.1 to Addendum Agreement No.8 to a manufacturing agreement pursuant to which Samchully is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $999,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2008, $999,000 remained as a prepaid asset which is expected to be expensed over the next six months.

We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. WARF and Samchully represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008 (1)	4,468	$4.97	—	—
May 1, 2008 to May 31, 2008 (1)	110,446	$3.92	—	—
June 1, 2008 to June 30, 2008	—	—	—	—
Total	114,914	$3.96	—	—
 __________________

(1)           Represents shares withheld from vested restricted stock awards in payment of payroll tax withholdings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 28, 2008 at 8:30 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 56,017,440 shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

 (a)         The nominees for Class III Directors listed below were elected at the meeting.

NAME OF NOMINEE	NO. OF COMMON VOTES IN FAVOR	NO. OF COMMON VOTES ABSTAINING	NO. OF COMMON VOTES WITHHELD
Alexander E. Barkas	47,174,783	0	8,842,657
Charles J. Homcy	47,306,105	0	8,711,335

Thomas B. Okarma, Ph.D., M.D., John P. Walker and Patrick J. Zenner are Class I Directors and were not up for election at the 2008 Annual Meeting. Edward V. Fritzky and Thomas D. Kiley are Class II Directors and were not up for election at the 2008 Annual Meeting. Messrs. Fritzky, Kiley, Walker, Zenner and Dr. Okarma continue to serve as directors of the Company.

 (b) The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008 was ratified. There were 55,073,370 shares of Common Stock voting in favor, 619,650 shares of Common Stock voting against and 324,420 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

On July 29, 2008, we changed our licensing relationship with Roche Diagnostics in order to regain our rights for the development and commercialization of PCR (polymerase chain reaction) and ELISA (Enzyme-Linked ImmunoSorbent Assay) based methods to detect telomerase for in vitro cancer diagnosis. Roche and its sublicensee, Dako, will continue to sell telomerase detection assays for the research-use-only market under a new license agreement from Geron which terminates and supersedes our previous license agreement with Roche.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: July 31, 2008	Signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008.