Form 10-Q
period 2008-09-30
GERON CORP
filed 2008-10-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 27, 2008:
Common Stock, $0.001 par value	79,168,115 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$121,807	$146,025
Restricted cash	832	2,440
Marketable securities	52,537	59,979
Interest and other receivables	186	788
Current portion of prepaid assets	3,718	4,140
Total current assets	179,080	213,372
Noncurrent portion of prepaid assets	2,567	699
Property and equipment, net	4,240	4,075
Deposits and other assets	1,969	750
	$187,856	$218,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,108	$2,857
Accrued compensation	2,399	2,203
Accrued liabilities (including amounts for related parties:
2008-$267, 2007-$1,029)	2,360	4,514
Current portion of deferred revenue	80	241
Fair value of derivatives	863	1,602
Current portion of advance payment from related party for
research and development, net	738	1,300
Total current liabilities	8,548	12,717
Noncurrent portion of deferred revenue	58	78
Noncurrent portion of advance payment from related party
for research and development, net	—	427
Commitments and contingencies
Stockholders’ equity:
Common stock	79	76
Additional paid-in capital	668,500	650,437
Accumulated deficit	(489,261)	(444,872)
Accumulated other comprehensive (loss) income	(68)	33
Total stockholders’ equity	179,250	205,674
	$187,856	$218,896

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues from collaborative agreements (including
amounts from related parties: three months - 2008-$20;
2007-none; nine months - 2008-$79; 2007-$448)	$74	$—	$240	$597
License fees and royalties (including amounts from
related parties: three months - 2008-none; 2007-none;
nine months - 2008-$1,500; 2007-none)	293	1,130	2,019	2,338
Total revenues	367	1,130	2,259	2,935

Operating expenses:
Research and development (including amounts for
related parties: three months - 2008-$184; 2007-$70;
nine months - 2008-$502; 2007-$569)	14,208	12,326	39,435	39,613
General and administrative	4,093	4,139	12,165	11,825
Total operating expenses	18,301	16,465	51,600	51,438
Loss from operations	(17,934)	(15,335)	(49,341)	(48,503)
Unrealized (loss) gain on derivatives	(162)	(247)	739	14,522
Interest and other income	1,197	2,772	4,513	8,407
Loss recognized under equity method investment	(229)	—	(229)	—
Interest and other expense	(23)	(24)	(71)	(78)
Net loss	(17,151)	(12,834)	(44,389)	(25,652)
Deemed dividend on derivatives	—	—	—	(3,661)
Net loss applicable to common stockholders	$(17,151)	$(12,834)	$(44,389)	$(29,313)

Basic and diluted net loss per share applicable to common
stockholders	$(0.22)	$(0.17)	$(0.57)	$(0.40)

Shares used in computing basic and diluted net loss per
share applicable to common stockholders	78,752,645	75,324,687	77,841,505	73,733,159

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS
	ENDED
	SEPTEMBER 30,
	2008	2007
Cash flows from operating activities
Net loss	$(44,389)	$(25,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	1,141
Accretion and amortization on investments, net	(1,065)	(2,628)
Gain on sale of fixed assets	(9)	—
Stock-based compensation in exchange for services by non-employees	1,166	4,833
Stock-based compensation for awards to employees and directors	8,701	8,425
Amortization related to 401(k) contributions	347	174
Loss recognized under equity method investments	273	63
Unrealized gain on derivatives	(739)	(14,522)
Changes in assets and liabilities:
Other current and noncurrent assets	6,358	1,555
Other current and noncurrent liabilities	(1,894)	1,261
Advance payment from related party for research and development	(989)	2,136
Translation adjustment	(5)	10
Net cash used in operating activities	(30,636)	(23,204)

Cash flows from investing activities
Restricted cash transfer	1,608	—
Loan to related party	(1,500)	—
Proceeds from sale of fixed assets	15	—
Capital expenditures	(1,780)	(2,099)
Purchases of marketable securities	(57,833)	(115,162)
Proceeds from maturities of marketable securities	66,250	140,537
Net cash provided by investing activities	6,760	23,276

Cash flows from financing activities
Repurchase of common stock	(455)	—
Proceeds from issuances of common stock, net of issuance costs	113	1,650
Proceeds from exercise of warrants	—	15,163
Net cash (used in) provided by financing activities	(342)	16,813
Net (decrease) increase in cash and cash equivalents	(24,218)	16,885
Cash and cash equivalents at the beginning of the period	146,025	135,882
Cash and cash equivalents at the end of the period	$121,807	$152,767

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying condensed consolidated unaudited balance sheet as of September 30, 2008 and condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

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

Net Loss Per Share

     Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Potential dilutive securities primarily consist of outstanding employee stock options, restricted stock and warrants to purchase common stock and have been determined using the treasury stock method at an average market price during the period.

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities, which are all antidilutive. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as additional shares of 311,707 and 2,098,888 for 2008 and 2007, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at an average market price during the period).

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

     We have several license and marketing agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Upfront nonrefundable signing or license fees that are not dependent on future performance under these agreements or where the intellectual property related to the license has been delivered are recognized as revenue when earned or over the estimated period of the continuing performance obligations. Option payments are generally recognized as revenue over the option period. Milestone payments, earned based on substantive contingencies, are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the portion of research and license payments received which has not been earned.

     We recognize revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party.

Restricted Cash

The components of restricted cash are as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	256	250
Funds held in trust for creditors of TA Therapeutics, Ltd.	46	1,660
	$832	$2,440

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Cash Equivalents and Marketable Debt Securities

     We consider all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds. Our investments include U.S. government agency notes, corporate notes and commercial paper with original maturities ranging from six to nine months.

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

Marketable and Non-Marketable Equity Investments in Licensees

     Investments in non-marketable nonpublic companies, in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees, are carried at cost, as adjusted for other-than-temporary impairments. Investments in marketable equity securities are carried at fair value as of the balance sheet date. For marketable equity securities, unrealized gains and losses are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

     We apply the equity method of accounting for equity investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees. Under this method, we increase (decrease) the carrying value of our equity investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended.

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
September 30, 2008
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

     For warrants and non-employee options classified as assets or liabilities under Issue 00-19, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options subject to Issue 00-19 is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity under Issue 00-19, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and nine months ended September 30, 2008 and 2007 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Research and development	$1,546	$1,751	$4,211	$4,305
General and administrative	1,546	1,183	4,490	4,120
Stock-based compensation expense included in operating
expenses	$3,092	$2,934	$8,701	$8,425

Stock Options

     The fair value of options granted during the nine months ended September 30, 2008 and 2007 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2008	2007
Dividend yield	None	None
Expected volatility range	0.527 to 0.596	0.745 to 0.774
Risk-free interest rate range	2.36% to 3.57%	4.20% to 5.05%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the nine months ended September 30, 2008 and 2007 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2008	2007
Dividend yield	None	None
Expected volatility range	0.458 to 0.593	0.419 to 0.471
Risk-free interest rate range	2.13% to 4.97%	4.97% to 5.26%
Expected term	6 - 12 mos	6 - 12 mos

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders' equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(17,151)	$(12,834)	$(44,389)	$(25,652)
Change in unrealized gain (loss) on securities available-
for-sale and marketable equity securities	44	109	(96)	166
Change in foreign currency translation adjustments	(3)	10	(5)	10
Comprehensive loss	$(17,110)	$(12,715)	$(44,490)	$(25,476)

     The components of accumulated other comprehensive (loss) income are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Net unrealized holding gains on available-for-sale securities and
marketable equity investments	$99	$195
Foreign currency translation adjustments	(167)	(162)
	$(68)	$33

Recent Accounting Pronouncements

     In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). We have not completed our evaluation of the effects, if any, that SFAS 162 may have on our consolidated financial position, results of operations and cash flows.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

     In June 2008, the FASB issued Staff Position (FSP) Emerging Issue Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated results of operations.

     In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock,” (Issue 07-5). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Issue 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Issue 00-19), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. Issue 07-5 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted by entities that have previously adopted an alternative accounting policy. We are currently evaluating the requirements of Issue 07-5 and have not yet determined its effect, if any, on our consolidated financial statements.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Equity Investments in Licensees

     Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include publicly traded equities. Equity investments accounted for under the equity method of accounting or equity securities in non-marketable companies are not measured at fair value which excludes them from SFAS 157.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 classification of the valuation hierarchy.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2008	December 31, 2007
Dividend yield	None	None
Expected volatility range	0.571 to 0.733	0.435 to 0.763
Risk-free interest rate range	2.00% to 3.38%	3.06% to 3.73%
Expected term	2 yrs to 7 yrs	2 yrs to 7 yrs

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Fair Value on a Recurring Basis

     Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the fair value measurements as of September 30, 2008.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$120,849	$—	$—	$120,849
Government agency securities (2)	17,138	—	—	17,138
Commercial paper (2)	—	21,934	—	21,934
Corporate notes (2)	—	13,465	—	13,465
Equity investments in licensees (3)	5	—	—	5
Total	$137,992	$35,399	$—	$173,391

Liabilities
Derivatives (4)	$—	$—	$863	$863
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in marketable securities on our condensed consolidated balance sheet.

(3)	Included in deposits and other assets on our condensed consolidated balance sheet.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2008 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30, 2008
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Loss Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	June 30,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2008
(In thousands)	2008	(1)	net	Level 3	2008	(1)
Derivative liabilities	$701	$(162)	$—	$—	$863	$(162)

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30, 2008
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains	Sales,	Transfers		Instruments
	Fair Value at	Included in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2008
(In thousands)	2007	(1)	net	Level 3	2008	(1)
Derivative liabilities	$1,602	$739	$—	$—	$863	$739
____________________

(1)	Reported as unrealized (loss) gain on derivatives on our condensed consolidated statements of operations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Start Licensing and ViaGen, Inc.

     In April 2005, Geron and Exeter Life Sciences, Inc. (Exeter) established Start Licensing, Inc. (Start), a joint venture to manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter owned 49.9% and 50.1% of Start, respectively. In connection with the establishment of Start, we granted a worldwide, exclusive, non-transferable license to our patent rights to nuclear transfer technology for use in animal cloning, with the right to sublicense such patent rights. These patent rights include patents originally licensed from the Roslin Institute in Edinburgh, Scotland in conjunction with Geron’s 1999 acquisition of Roslin BioMed, as well as patents covering technology arising from subsequent animal cloning work that we funded at the Roslin Institute. Since there was no net book value associated with the patent rights at the execution of the joint venture, no initial value was recognized for our investment in Start. We did not apply the equity method of accounting since our proportionate share of net losses in Start exceeded our original carrying value of the equity investment.

     On August 8, 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction and at September 30, 2008 was as follows: Exeter – 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our equity investment in Start, the same zero carrying value has been applied to our equity investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended has been carried over to the equity investment in ViaGen.

     On September 4, 2008, Geron provided a $1,500,000 loan to ViaGen. The loan bears an interest rate of 6% per annum and is convertible into ViaGen equity at Geron’s option at the then current market value. If not converted, the principal amount of the loan plus any accrued interest is due in cash on December 31, 2009. The loan provided is reflected within deposits and other assets on our condensed consolidated balance sheet as of September 30, 2008.

     In accordance with the equity method of accounting, we increase (decrease) the carrying value of our equity investment in ViaGen by our proportionate share of ViaGen’s earnings (losses). If equity method losses exceed the carrying value of the investment, losses are then applied against any advances to ViaGen, including any commitments to provide financial support until those amounts are reduced to zero. The equity method of accounting shall then be suspended until income is subsequently reported. When income is reported, Geron’s proportionate share of income shall first be applied to recognize the equity method losses accumulated during the time the equity method was suspended and then to restore the adjusted basis of the loan.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

      As of September 30, 2008, we adjusted the basis of our loan to ViaGen to recognize $229,000 for our proportionate share of ViaGen’s operating losses during the 2008 third quarter. Our share of losses is recorded in the condensed consolidated statements of operations under loss recognized under equity method investment.

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we direct the pre-clinical and drug development activities, own a 75% voting interest and exercise control over the company. Upon any winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT’s efforts up to a fixed amount based on BRC’s cash contributions. Upon a winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties.

     As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenues from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be 12 months. For the three and nine months ended September 30, 2008, we incurred related party research and development costs of $184,000 and $502,000, respectively, compared to $70,000 and $569,000, for the comparable 2007 periods. For the three and nine months ended September 30, 2008, we earned related party revenue of $20,000 and $79,000, respectively, compared to none and $448,000, for the comparable 2007 periods. As of September 30, 2008 and December 31, 2007, the net balance of the advance payment from BRC was $738,000 and $1,727,000, respectively.

4. STOCKHOLDERS’ EQUITY

     On August 14, 2008, we issued 226,062 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration under Amendment No. 3 to a Master Agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $1,038,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2008, $361,000 remained as a prepaid asset which is expected to be expensed over the next three months.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating, investing and financing activities:

	Nine Months Ended
	September 30,
(In Thousands)	2008	2007
	(Unaudited)
Supplemental Operating Activities:
Net unrealized loss on equity investments in licensees	$(6)	$(8)
Cash in transit from options	—	6
Reclassification between derivative liabilities and equity	—	22,860
Shares issued for 401(k) matching contribution and performance bonus	640	1,722
Shares or warrants issued in exchange for services	7,554	3,274
Supplemental Investing Activities:
Net unrealized (loss) gain on marketable securities	(90)	174
Supplemental Financing Activities:
Deemed dividend	—	3,661

7. SUBSEQUENT EVENT

     On October 8, 2008, as a seventh installment payment due to Lonza Walkersville, Inc. (Lonza) under the first project order to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans, we issued to Lonza 255,754 shares of our common stock, pursuant to a Common Stock Purchase Agreement dated as of October 3, 2008. The total fair value of the common stock was $1,000,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed over the next six months.

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

     Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of clinical trial results or regulatory approvals or clearances. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

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

     Other than the adoption of SFAS 157 as discussed below, we believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

     We classify inputs to calculate fair value of derivatives as Level 3 which includes warrants and non-employee options classified as liabilities under Issue 00-19. The fair value for these instruments is calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of options is limited. The expected term of the derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

     For a further discussion regarding fair value measurements, see Note 2, “Fair Value Measurements,” of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $74,000 and $240,000 for the three and nine months ended September 30, 2008, respectively, compared to none and $597,000 for the comparable 2007 periods. Revenues for 2008 and 2007 primarily reflect related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $267,000 and $1.9 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $2.2 million for the comparable 2007 periods related to our various agreements. In 2008, license fee revenues primarily reflected recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. In 2007, license fee revenues primarily reflected recognition of revenues from the Merck license agreement. We expect to recognize revenues of $59,000 for the remainder of 2008, $27,000 in 2009, $27,000 in 2010, $25,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $26,000 and $78,000 for the three and nine months ended September 30, 2008, respectively, compared to $15,000 and $165,000 for the comparable 2007 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $14.2 million and $39.4 million for the three and nine months ended September 30, 2008, respectively, compared to $12.3 million and $39.6 million for the comparable 2007 periods. The increase in research and development expenses for the 2008 third quarter compared to the 2007 third quarter was primarily the result of timing of purchases of $2.1 million of GRN163L drug product for clinical trials. The decrease for the 2008 nine month period compared to the 2007 nine month period was primarily the net result of reduced consulting expenses of $2.6 million offset by increased personnel-related expense of $2.5 million due to increased regulatory and product development headcount. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L and GRNVAC1 and continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have initiated the following clinical trials for our telomerase inhibitor drug, GRN163L: 1) Phase I/II trial in patients with chronic lymphoproliferative disease; 2) Phase I trial in patients with solid tumor malignancies; 3) Phase I trial in patients with advanced non-small cell lung cancer when administered intravenously in combination with a standard paclitaxel/carboplatin regimen; 4) Phase I trial in patients with multiple myeloma; and 5) Phase I/II trial in patients with breast cancer when administered intravenously in combination with a paclitaxel/bevacizumab regimen. Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We are conducting a Phase II clinical trial of our telomerase cancer vaccine (GRNVAC1) using the prime/boost scheme in patients with acute myelogenous leukemia.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC project, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types. We have developed proprietary methods to grow, maintain and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells, including cryopreserved formulations in order to deliver these therapeutic cells “on demand”. We are now testing six different hESC-derived therapeutic cell types in animal models. From these studies, we are advancing development of two hESC-based therapeutics to clinical testing. We received notice from the Food and Drug Administration (FDA) that our Investigational New Drug (IND) application to initiate clinical testing of our hESC-derived oligodendrocyte progenitor cells (GRNOPC1) for the treatment of acute spinal cord injury has been placed on clinical hold.

     Research and development expenses allocated by program are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Oncology	$8,781	$5,913	$22,277	$21,782
hESC Therapies	5,427	6,413	17,158	17,831
Total	$14,208	$12,326	$39,435	$39,613

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

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues” and “Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report.

General and Administrative Expenses

     General and administrative expenses were $4.1 million and $12.2 million for the three and nine months ended September 30, 2008, respectively, compared to $4.1 million and $11.8 million for the comparable 2007 periods. General and administrative costs have remained consistent period to period as a net result of reduced consulting and accounting expenses offset by increased patent legal costs. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities based upon the terms of the instrument. Under Issue 00-19, derivatives classified as assets or liabilities are marked to market at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time the fair value of these instruments is updated and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized loss of $162,000 and an unrealized gain of $739,000 on derivatives for the three and nine months ended September 30, 2008, respectively, compared to an unrealized loss of $247,000 and an unrealized gain of $14.5 million for the comparable 2007 periods. The total unrealized gain on derivatives for 2008 reflects the decreasing value of derivative liabilities currently on the condensed consolidated balance sheet. The total unrealized gain on derivatives for 2007 primarily reflects the result of amendments executed in March 2007 to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants and the change in fair value for warrants held at December 2006.

Interest and Other Income

     Interest income was $1.2 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, compared to $2.8 million and $8.4 million for the comparable 2007 periods. The decrease in interest income for 2008 compared to 2007 was primarily due to decreased interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Loss Recognized Under Equity Method Investment

     In August 2008, we exchanged our equity interest in the Start Licensing, Inc. joint venture for equity interest in ViaGen, Inc. In September 2008, we provided a loan of $1.5 million to ViaGen in connection with ViaGen acquiring a 44% interest in an unrelated company that develops and markets large animal model systems for research and development applications. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. In accordance with the equity method of accounting, we recognized $229,000 during the 2008 third quarter for our proportionate share of ViaGen’s losses as an adjustment to the basis of the loan. Previously, we had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our equity investment.

Interest and Other Expense

     Interest and other expense was $23,000 and $71,000 for the three and nine months ended September 30, 2008, respectively, compared to $24,000 and $78,000 for the comparable 2007 periods. The decrease in interest and other expense for 2008 compared to 2007 was primarily due to decreased investment management charges as a result of lower cash and investment balances.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $17.2 million and $44.4 million for the three and nine months ended September 30, 2008, respectively, compared to $12.8 million and $29.3 million for the comparable 2007 periods. Excluding the effect of unrealized gain on derivatives, net loss increased in the third quarter of 2008 compared to the third quarter of 2007 as a result of decreased interest income and revenues and increased operating expenses due to timing of drug product purchases and manufacturing-related costs. Excluding the effect of unrealized gain on derivatives and deemed dividend on derivatives, net loss increased in 2008 compared to 2007 primarily as a result of decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at September 30, 2008 totaled $175.2 million compared to $208.4 million at December 31, 2007. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and we have not to date recognized an other than temporary impairment on our marketable securities. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2008 was due to use of cash for operations.

     Cash Flows from Operating Activities. Net cash used in operations was $30.6 million for the nine months ended September 30, 2008 compared to $23.2 million for the comparable 2007 period. The increase in net cash used for operations in 2008 was primarily the result of payments to Biotechnology Research Corporation, our joint venture partner in TA Therapeutics, Ltd., for scientific research services, cash payments to vendors for equipment purchases and general operations and use of the advance payment for related party research and development.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $6.8 million for the nine months ended September 30, 2008, compared to net cash provided by investing activities of $23.3 million for the comparable 2007 period. The decrease in net cash provided by investing activities reflected reduced marketable securities maturities.

     Since inception through September 30, 2008, we have invested approximately $21.2 million in property and equipment, of which approximately $8.3 million was financed through an equipment financing arrangement. As of September 30, 2008, no payments were due under our equipment financing facility. As of September 30, 2008, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2008 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2008 was $342,000, compared to net cash provided by financing activities of $16.8 million for the comparable 2007 period. During the second quarter of 2008, certain restricted stock awards vested for employees, at which time payroll taxes were assessed on the fair value of the vested awards. In accordance with our 2002 Equity Incentive Plan, we repurchased a portion of the vested stock from employees at a fair value of $455,000 and provided the cash to the respective tax authorities on behalf of the employees in order to satisfy their minimum tax withholding requirements. In 2007, we received $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006.

Contractual Obligations

     As of September 30, 2008, our contractual obligations for the next five years and thereafter are as follows:

	Principal Payments Due by Period
		Remainder	2009-	2011-	After
Contractual Obligations (1)	Total	in 2008	2010	2012	2012
	(Amounts in thousands)
Equipment leases	$28	$4	$24	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,073	931	768	594	780
Total contractual cash obligations	$3,101	$935	$792	$594	$780
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there was a change in control of the Company or severance payments to key employees under involuntary termination.

(2)	In March 2004, we issued 363,039 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from February 1, 2004 through July 31, 2008. In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents, and marketable securities with six financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of U.S. government agency securities, commercial paper and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2008 was $173.3 million. These investments include $120.8 million of cash and cash equivalents which are due in less than 90 days and $52.5 million of short-term investments which are due in less than one year.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2008, there was an immaterial currency exchange impact from our intercompany transactions. As of September 30, 2008, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphocytic leukemia, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

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

     In addition, the United States government and its agencies are only providing limited funding to research which involves the use of human embryonic tissue. President Bush announced on August 9, 2001 that he would permit federal funding of research on human embryonic stem cells using the limited number of embryonic stem cell lines that had already been created, but relatively few federal grants have been made so far. The President’s Council on Bioethics monitors stem cell research, and the guidelines and regulations it recommends may include restrictions on the scope of research using human embryonic or fetal tissue. Certain states are considering, or have in place, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. It is not yet clear what, if any, affect such state actions may have on our ability to commercialize stem cell products. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

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

     We have incurred operating losses every year since our operations began in 1990. As of September 30, 2008, our accumulated deficit was approximately $489.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will need additional capital to conduct our operations and develop our product candidates, and our ability to obtain the necessary funding is uncertain.

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

  obtaining approval of an Investigational New Drug (IND) application or proposed trial design from the Food and Drug Administration (FDA); and

  obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates.

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

     Our potential product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial sales. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate.

     Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies.

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

Failure to achieve continued compliance with government regulation over approved products could delay or halt commercialization of our products.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were recently proposed by the United States Patent and Trademark Office (the Patent Office). These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. At this time, the Patent Office is challenging the court decision through an appeals process, and we do not know whether or when the Patent Office might seek to reintroduce the amendments in a modified form.

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

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have recently been involved in two patent oppositions before the European Patent Office (EPO) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and is conducting a Phase III clinical trial. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides.

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

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF) and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office recently issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog has filed a notice of appeal against the decision on the 7,029,913 patent. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position in this appeal. While the decisions in these reexamination proceedings to date have all been favorable to our patent position, the outcome of the appeal or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

We depend on other parties to help us develop, manufacture and test our product candidates, and our ability to develop and commercialize potential products may be impaired or delayed if collaborations are unsuccessful.

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing; Cell Genesys is developing oncolytic virus therapeutics utilizing the telomerase promoter; and Sienna is developing cancer diagnostics using our telomerase technology. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

     Under agreements with other parties, we may rely significantly on them to, among other activities:

  conduct research and development activities in conjunction with us;

  design and conduct advanced clinical trials in the event that we reach clinical trials;

  fund research and development activities with us;

  manage and license certain patent rights;

  pay us fees upon the achievement of milestones; and

  market with us any commercial products that result from our collaborations.

     The development and commercialization of potential products will be delayed if collaborators or other partners fail to conduct these activities in a timely manner or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

     We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our GRN163L, GRNVAC1 and GRNOPC1 programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned, our ability to develop or manufacture our product candidates could be significantly harmed.

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

     Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our scientific staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

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

     Our product candidates and those developed by our collaborators, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

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

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our potential products is alleged to have injured subjects or patients. This risk exists for product candidates tested in human clinical trials as well as potential products that are sold commercially. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and September 2008, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and September 30, 2008, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2008, we had 200,000,000 shares of common stock authorized for issuance and 78,873,601 shares of common stock outstanding. In addition, as of September 30, 2008, we have reserved for future issuance approximately 27,753,065 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On August 14, 2008, we issued 226,062 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration under Amendment No.3 to a Master Agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $1,038,000, which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2008, $361,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. MPI represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit
Number	Description
4.1	Convertible Promissory Note, between Geron Corporation and ViaGen, Inc., dated September 3, 2008.

10.1	Loan Agreement, between Geron Corporation and ViaGen, Inc., dated September 3, 2008.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and Chief
Financial Officer (Duly Authorized
Date: October 31, 2008	Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Convertible Promissory Note, between Geron Corporation and ViaGen, Inc., dated September 3, 2008.

10.1	Loan Agreement, between Geron Corporation and ViaGen, Inc., dated September 3, 2008.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 31, 2008.