Form 10-K
period 2008-12-31
GERON CORP
filed 2009-02-27
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-20859

GERON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2287752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 Constitution Drive, Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 473-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒	Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $269,599,481 based upon the closing price of the common stock on June 30, 2008 on the Nasdaq Global Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 23, 2009, there were 89,009,024 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K
Document	Parts
Portions of the Registrant’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed pursuant to
Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2008	II, III

Forward-Looking Statements

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation (Geron) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of Geron’s potential products, dependence on collaborative partners, need for additional capital, need for regulatory approvals or clearances, the maintenance of Geron’s intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in Item 1A, “Risk Factors,” of this report. Geron assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

     Geron is a biopharmaceutical company that is developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. We are advancing telomerase targeted therapies, including an anti-cancer drug and a cancer vaccine, through multiple clinical trials. We believe we are also the world leader in the development of human embryonic stem cell (hESC)-based therapeutics. We have received FDA clearance to begin the world’s first human clinical trial of a hESC-based therapy: GRNOPC1 for acute spinal cord injury.

     We were incorporated in 1990 under the laws of Delaware. Our principal executive offices are located at 230 Constitution Drive, Menlo Park, California 94025. Our telephone number is (650) 473-7700.

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is www.geron.com. Information on our website is not incorporated by reference and does not form a part of this report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 230 Constitution Drive, Menlo Park, California, 94025.

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

     Although telomerase is expressed in nearly all cancer cells, it is not expressed in most normal cells. That gives telomerase the potential of being both a universal as well as a highly specific cancer target. This specificity means that drugs and biologics that attack cancer cells by targeting telomerase may leave most other cells unaffected, and thus may have fewer side effects than conventional chemotherapeutic agents that typically affect both cancer and non-cancer cells.

     We are developing anti-cancer therapies based on telomerase inhibitors and telomerase therapeutic vaccines. Through our licensee, we also intend to develop products using telomerase as a marker for cancer diagnosis, prognosis, patient monitoring and screening.

     We are also researching compounds that transiently activate telomerase in senescent cells to restore cell function for the treatment of injuries and chronic diseases.

Human Embryonic Stem Cells: A Potential Source for the Manufacturing of Therapeutic Cells

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

     We intend to use human embryonic stem cell technology to enable the development of transplantation therapies by providing standard starting material for the manufacture of therapeutic cells and facilitate pharmaceutical research and development practices by providing cells for disease models and screening, and for assigning function to newly discovered genes.

Commercial Opportunities for Our Major Technology Platforms

Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that approximately 1.4 million new cancer cases were diagnosed in 2008. Overall annual costs associated with cancer in 2007 were an estimated $219.2 billion in the United States alone. Because telomerase is detectable in more than 30 human cancer types and in the great majority of cancer samples studied, we believe that telomerase-based drugs could overcome the limitations of current cancer therapies and potentially be broadly applicable and highly specific drug treatments for cancer.

     We and our licensees are developing a range of anti-cancer therapies, including anti-cancer therapies based on telomerase inhibitors and telomerase therapeutic vaccines, and diagnostics based on telomerase detection. We believe telomerase is an ideal target for cancer therapeutics and diagnostics because it appears to be universal (expressed in all major types of cancers studied to date), specific (not expressed in most normal cells), and critical (required for long-term survival of cancer cells). We believe that we have the dominant patent position in the field of telomerase. Whether it is achieved by us or licensees, we believe that progress in the development of telomerase-based cancer therapeutics and diagnostics will further validate the importance of telomerase as a cancer target and therefore benefit all of our telomerase cancer programs.

     The following table briefly describes the cancer therapeutic and diagnostic products being developed by us or our licensees, and the stage of development of these product candidates.

	Product	Disease	Development
Product	Description	Treatment	Stage
GRN163L	Telomerase Inhibitor	Chronic Lymphoproliferative	Phase I Trial
		Diseases	(single agent)
GRN163L	Telomerase Inhibitor	Solid Tumors	Phase I Trial
(single agent)
GRN163L	Telomerase Inhibitor	Multiple Myeloma	Phase I Trial
(single agent)
GRN163L	Telomerase Inhibitor	Non-Small Cell Lung	Phase I Trial
		Cancer	(combination)
GRN163L	Telomerase Inhibitor	Breast Cancer	Phase I/II Trial
(combination)
GRN163L	Telomerase Inhibitor	Multiple Myeloma	Phase I Trial
(combination)
GRNVAC1	Telomerase Cancer Vaccine	Acute Myelogenous	Phase II Trial
Leukemia (AML)

	Product	Disease	Development
Licensees	Description	Treatment	Stage
Merck & Co.	Telomerase Cancer Vaccine	Prostate and Solid Tumors	Phase I Trial
Sienna Cancer	Telomerase Diagnostic	Bladder Cancer	Preclinical Development
Diagnostics

     Telomerase Inhibition (GRN163L). Upregulation of telomerase is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening which can cause aging and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and other forms of cellular stress, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is expressed at very low levels, if at all, in most normal cells, the telomerase inhibition therapies described below are being developed with the goal of being less toxic to normal cells than conventional chemotherapy.

     We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, which target the template region, or active site, of telomerase. Our work has focused on two of these oligonucleotides, called GRN163 and GRN163L, and we have demonstrated that they have highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems and animal studies. These compounds are direct enzyme inhibitors, not antisense compounds. They are smaller (lower molecular weight) than typical antisense compounds or other oligonucleotide drug candidates. Both compounds use a special thiophosphoramidate chemical backbone, for which we acquired key patents in March 2002 from Lynx Therapeutics.

     Our lead compound, GRN163L, is identical in structure to GRN163 except that it has a lipid molecule permanently attached to one end of the molecule, which increases potency and improves its pharmacokinetic and pharmacodynamic properties. GRN163L is a 13-mer oligonucleotide N3’-- P5’ thio-phosphoramidate (NPS oligonucleotide) that is covalently attached to a C16 (palmitoyl) lipid moiety. GRN163L binds directly with high affinity to the template region of the RNA component of human telomerase (hTR), which lies in the active or catalytic site of hTERT, the telomerase reverse transcriptase. GRN163L binding to hTR results in direct, competitive inhibition of telomerase enzymatic activity.

     After completing a series of animal toxicology and preclinical efficacy studies of GRN163L in 2005, we received clearance from the U.S. Food and Drug Administration (FDA) to begin human clinical trials of GRN163L. Currently, there are six ongoing clinical trials recruiting from 20 U.S. medical centers examining the safety, tolerability, pharmacokinetics and pharmacodynamics of GRN163L, alone or in combination with other standard therapies. Patients with chronic lymphoproliferative diseases, solid tumors, multiple myeloma, non-small cell lung and breast cancer are currently receiving the drug.

     At the December 2008 American Society of Hematology meeting, we presented interim data on the ongoing clinical trial of GRN163L in patients with relapsed and refractory multiple myeloma. The preliminary results showed that GRN163L was generally well tolerated and appears to inhibit telomerase in both the bulk myeloma fraction as well as the myeloma stem-cell containing fraction in patients’ bone marrow. These preliminary results from two patients with evaluable data are the first evidence in man of telomerase inhibition by a telomerase targeting drug and will help us optimize dosing schedules to enable sustained telomerase inhibition that hopefully will translate into clinical activity.

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

     The first clinical trial at Duke University Medical Center was designed to enroll up to a total of 24 patients with metastatic prostate cancer, up to 12 of whom would receive three weekly vaccinations (low-dose group), and up to 12 of whom would receive six weekly vaccinations (high-dose group). Twenty-three patients were enrolled and treated, and results of this study for 20 patients (12 of the low-dose group and eight of the high-dose group) were published in the Journal of Immunology in March 2005. As reported by the investigator, none of the patients in either group had significant treatment-related adverse effects. All but one of the patients in the low-dose group showed a significant cellular immune response specific to telomerase. The eight patients in the high-dose group all showed very robust cellular immune responses to telomerase based on tests assessing the generation of telomerase-specific cytotoxic CD8+ T-lymphocytes, as well as telomerase-specific CD4+ lymphocytes. The immune responses in the high-dose group were strong as well as specific: peak responses were 1-2% of circulating CD8+ T-cells having anti-telomerase activity.

     Serum PSA (prostate specific antigen) was measured before, during and multiple times after vaccination to calculate PSA doubling time as a surrogate marker for treatment response. No significant change in PSA doubling time after vaccination was reported in the low-dose group. A highly significant increase in PSA doubling time was reported in the high-dose group, suggestive of a clinical response to vaccination.

     Several small additional Phase I/II trials for patients with prostate cancer, hematologic malignancies and renal cell carcinoma were performed at Duke in order to optimize the vaccination process. In the trials, a number of parameters were tested, including (i) the pre-vaccination administration of an approved compound to potentially augment vaccine potency; (ii) the use of a second approved compound applied to the vaccine injection site to potentially enable the use of dendritic cells produced by an alternative manufacturing process and; (iii) the use of boost vaccinations to potentially enhance the durability of the anti-telomerase immune response. Additionally, we brought the vaccine manufacturing process in-house for further optimization and transferred it to a contract manufacturer. In 2006, we filed our own Investigational New Drug (IND) application to initiate a Phase II clinical trial of the telomerase vaccine using the prime/boost vaccination protocol in patients with acute myelogenous leukemia (AML). We received FDA concurrence for that IND in December 2006 and began treating AML patients under this protocol in late 2007. Currently, there are four U.S. medical centers examining the safety and feasibility of a prime-boost vaccination regimen that extends the duration of telomerase immunity. Also we are evaluating the immune response to GRNVAC1 and exploring the effects of vaccination on minimal residual disease and relapse rates.

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

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In addition, Merck acquired an exclusive option to negotiate a separate agreement for our autologous dendritic cell-based telomerase vaccine. On December 31, 2007, Merck’s option to our dendritic cell-based vaccine technology expired and Geron retains all product rights for all indications using both autologous and hESC-derived dendritic cells. In December 2007, Merck filed an IND to initiate a clinical trial for their cancer vaccine candidate that targets telomerase. In 2008, Merck initiated a Phase I clinical trial of V934/V935, a non-dendritic cell-based cancer vaccine candidate targeting telomerase. The trial will assess the safety, tolerability and immunogenicity of the vaccine candidate in patients with solid tumors, including non-small cell lung cancer and prostate carcinoma.

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

     We have developed several proprietary assays for the detection of telomerase which are based on its activity or the presence of its RNA or protein components. The first-generation assay is the Telomeric Repeat Amplification Protocol (TRAP) assay which can be used to detect telomerase activity in human tissue or cells, including clinical samples. The second-generation assays detect the presence of hTR and hTERT in human tissues and body fluids. We own issued patents for the detection of telomerase activity and the components of telomerase, including patents for the TRAP assay and diagnostic methods based on telomerase detection. Currently, our licensees are selling 11 research-use-only kits that incorporate our technology.

     In 2007, we granted a license to Sienna Cancer Diagnostics (Sienna), an Australian company, to develop and commercialize methods other than PCR (polymerase chain reaction) and ELISA (Enzyme-Linked ImmunoSorbent Assay) to detect telomerase for in vitro cancer diagnosis. Sienna’s lead product in development is a non-invasive assay that utilizes Sienna’s proprietary Telomerase Biosensor Technology (TBT) to detect telomerase activity in urine for the diagnosis of bladder cancer. In consideration for the license, we received an equity interest in Sienna and are entitled to receive royalties on future product sales.

Telomerase Activation

     We are researching drug candidates to treat various degenerative diseases by the controlled activation of telomerase. Data published by us and others has indicated that cellular aging caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including bone and marrow diseases, pulmonary fibrosis,

HIV/AIDS, liver disease, macular degeneration, cardiovascular diseases, and impaired wound healing. Controlled activation of telomerase in normal cells can restore telomere length or slow the rate of loss, improve functional capacity, and increase the proliferative lifespan of cells.

     Our approach to the therapeutic use of telomerase activation has included both small molecule drug discovery and biological methods of restoring telomerase activity. We have applied proprietary gene transfer technologies, gene expression systems and small molecule screening technology to discover therapeutic agents to target, postpone and modulate the destructive genetic changes that occur in senescent cells.

     Our majority-owned subsidiary based in Hong Kong, TA Therapeutics, Ltd. (TAT), was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. TAT is conducting preclinical research with small molecule development leads. Data from one such lead compound, TAT2, was shown in tissue culture studies to significantly activate telomerase and improve replicative capacity and function, including anti-viral activity, in HIV-specific CD8+ T-cells from HIV/AIDS donors. The data were published in the Journal of Immunology in 2008. We own 75% of TAT and Biotechnology Research Corporation (BRC) owns 25%.

Human Embryonic Stem Cell Therapies

     The two properties of hESCs, their immortality and pluripotency, enable the development of a potential new economic model for cell-based products and therapeutics, namely the development of “off-the-shelf” products available on demand. We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. Under our collaboration with Corning Life Sciences, a division of Corning Incorporated, we are working together to develop synthetic growth surfaces to replace the biological surface coatings that are widely used today to grow hESCs.

     We and our collaborators are testing six different hESC-derived therapeutic cell types in animal models. In five of these cell types we have demonstrated efficacy, as evidenced by durable engraftment or functional improvements of the treated animals. In January 2009, we received clearance from the FDA to begin a clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury.

     Geron’s second hESC product, GRNCM1, is a population of cardiomyocytes, the contractile cells of the heart, which is intended for drug screening and the treatment of patients with myocardial disease. Geron also has made substantial progress in deriving pancreatic islet ß cells for diabetes and dendritic cells for two applications, including cancer immunotherapy and graft acceptance (to prevent immune rejection of the other cell types used in therapeutic applications). With our collaborators in the United Kingdom at the University of Edinburgh, we are deriving osteoblasts for osteoporosis, chondrocytes for osteoarthritis and hepatocytes for liver failure and metabolism and toxicity testing of drug compounds. In 2008, the University of Edinburgh received a grant of £3.6 million from the UK Stem Cell Foundation, with funding from the Medical Research Council and Scottish Enterprise to conduct preclinical safety and efficacy studies in our collaboration.

     The following table briefly describes the hESC-derived product candidates being developed by us or our collaborators, and the stage of development of these product candidates.

Product	Product Description	Disease Treatment	Development Stage
GRNOPC1	hESC-Derived Oligodendrocytes	Spinal Cord Injury	Phase I Trial
GRNCM1	hESC-Derived Cardiomyocytes	Heart Disease and Screening	Preclinical
GRNIC1	hESC-Derived Islets	Type 1 Diabetes	Research
	Osteoblasts	Osteoporosis	Research
	Chondrocytes	Osteoarthritis	Research
	Hepatocytes	Liver Disease and ADME	Research
Drug Screening
	Immature Dendritic Cells	Immune Rejection	Research
GRNVAC2	Mature Dendritic Cells	Cancer Immunotherapy	Product Research

     We believe we have a dominant patent position in the field of hESCs. We own or have licenses to intellectual property covering core inventions and enabling technologies in this field.

     Oligodendrocyte Progenitor Cells for Spinal Cord Injury (GRNOPC1). The major neural cells of the central nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled, often institutionalized and may require life support.

     Embryonic stem cell-derived neural cells have been used by researchers to treat nervous system disorders in animal models. In the case of spinal cord injuries, neural cells derived from animal embryonic stem cells and injected into the spinal cord injury site produced significant recovery of the animal’s ability to move and bear weight.

     To apply those observations to humans, we have derived oligodendrocyte progenitor cells (GRNOPC1) from hESCs. Oligodendrocytes are naturally occurring cells in the nervous system that have several functions. Oligodendrocytes produce myelin (insulating layers of cell membrane) that wraps around the axons of neurons to enable them to conduct electrical impulses. Myelin enables efficient conduction of nerve impulses in the same manner as insulation prevents short circuits in an electrical wire. Without myelin, many of the nerves in the brain and spinal cord cannot function properly. Oligodendrocytes also produce neurotrophic factors (biologicals that enhance neuronal survival and function) to support the maintenance of nerve cells. Oligodendrocytes are lost in spinal cord injury, resulting in myelin and neuronal loss that cause paralysis in many patients with spinal cord injuries.

     In our collaboration with researchers at the University of California, Irvine, we have shown in animal models that GRNOPC1 can improve functional locomotor behavior after implantation in the injury site seven days after injury. Histological analysis also provided evidence for the engraftment and function of these cells. These data were first published in May 2005 in the Journal of Neuroscience. In additional studies, the lesion site of animals nine months after injury and subsequent injection of GRNOPC1 was observed to be essentially filled with GRNOPC1 and myelinated rat axons crossing the lesion. These animal observations serve as the rationale for the use of GRNOPC1 in treating spinal cord injuries in man.

     We have developed a functional cryopreserved formulation of GRNOPC1 for use in clinical trials and have initiated current Good Manufacturing Practices (cGMP) production of GRNOPC1 in our qualified manufacturing facilities.

     After completion of extensive animal toxicology testing that included 24 separate studies in rats and mice that required more than five billion GRNOPC1 cells, we filed a 21,000 page IND with the FDA containing data from the animal and in vitro testing of the cells to ensure the highest possible degree of safety of the product before initiating human clinical trials.

     In January 2009, we received clearance from the FDA to begin the world’s first human clinical trial of an embryonic stem cell-based therapy using GRNOPC1 for acute spinal cord injury. The FDA-approved clinical study is a Phase I multi-center trial designed to assess the safety and tolerability of GRNOPC1 in patients with complete ASIA (American Spinal Injury Association) grade A thoracic spinal cord injuries. Up to seven U.S. medical centers will be selected to participate in this study and in the planned protocol extensions. Several additional steps need to be completed prior to initiation of each of the clinical trial sites. These steps include clinical protocol review and approval by the IRB (institutional review board) of each participating medical center. Radiologists and spine surgeons must be trained to ensure uniformity of radiographic interpretation, GRNOPC1 administration and the application of follow-up assessments of safety and efficacy across trial sites.

     Cardiomyocytes for Heart Disease (GRNCM1). Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects approximately 5.7 million people in the United States. This year, it is estimated that about 1.3 million people will have a heart attack, which is the primary cause of heart muscle damage.

     We can potentially treat heart disease by using cardiomyocytes derived from hESCs. Researchers have demonstrated proof-of-concept of this approach in mice. Mouse embryonic stem cells have been used to derive mouse cardiomyocytes. When injected into the hearts of recipient adult mice, the cardiomyocytes repopulated the heart tissue and stably integrated into the muscle tissue of the adult mouse heart. In human medicine, it is therefore possible that hESC-derived cardiomyocytes could be developed for cellular transplantation therapy in humans suffering from congestive heart failure and the damage caused by heart attacks. We have derived human cardiomyocytes from hESCs (GRNCM1) using a process that can be scaled for clinical production. GRNCM1 has normal contractile function and responds appropriately to cardiac drugs. We have transplanted these cells into animal models of myocardial infarction in which the cells engraft and improve the left ventricular function compared to those animals receiving injections without cells. These results were published in Nature Biotechnology in August 2007. In 2009, we will continue our preclinical large animal studies of GRNCM1.

     Islet Cells for Diabetes (GRNIC1). It is estimated that there are as many as 1.2 million Americans suffering from Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which results in diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have been treated with islet ß cell transplantation derived from cadavers. However, poor availability of suitable sources for islet ß cell transplantation and the complications of the required co-administration of immunosuppressive drugs make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

     We have derived insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs and are working to improve the yield of islet cells and characterize their secretion of insulin in response to glucose. We are transplanting the islets to animal models of diabetes. The derivation method and characterization of our hESC-derived islets was published in Stem Cells in August 2007.

     In 2008, we published data showing the successful engraftment of hESC-derived pancreatic islet-like clusters (ILCs) in diabetic mice. After transplantation, the ILCs continued to express important pancreatic islet proteins, responded to high levels of glucose in the blood, and extended the survival of recipient animals.

     Osteoblasts for Osteoporosis and Non-Union Bone Fractures. Osteoporosis, or loss of bone density, is a common condition associated with aging and hormonal changes in post-menopausal women. In addition to skeletal deformities, back pain and loss of height, the disease causes over 2.0 million fractures per year in the United States alone. These fractures often occur after minimal trauma and if severe, as in hip fracture, carry mortality rates as high as 24% for patients age 50 and over. Nearly one in five hip fracture patients ends up in a nursing home. Total health care costs for osteoporosis and its complications are estimated at $18 billion per year in the United States.

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

     Our collaborators have made osteoblasts from hESCs and are now conducting tests in animals. If these tests are successful, we may test the cells in patients with non-union fractures (fractures of the long bones of the leg or arm that do not heal) or in patients with severe refractory osteoporosis.

     Chondrocytes for Osteoarthritis. Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints. The disease affects an estimated 27 million adults in the United States, mostly after age 45. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix. Our collaborators have derived chondrocytes from hESCs and, if in vitro and animal testing results are positive, we may test these cells in patients with osteoarthritis by injecting them directly into the affected joints.

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

     Through our licensees, we make telomerase-immortalized cell lines commercially available to the research market and to companies for basic research and for use in drug discovery and biologics production applications. We have granted royalty-bearing licenses to the American Type Culture Collection and Lonza Walkersville, Inc. (formerly Cambrex BioSciences) under which these organizations will produce and sell telomerase-immortalized cells for both academic research and commercial drug discovery. We have also licensed the telomerase gene to a number of pharmaceutical and biotechnology companies for use in their internal research programs.

     hESC-Derived Cells for Drug Screening and Toxicology. Three of the major hurdles of pharmaceutical drug development are: (i) identifying compounds with activity in diseased tissue; (ii) understanding the metabolism and biodistribution of the compound; and (iii) determining the potential toxic side effects of the compound. Undesirable activity of a compound being evaluated as a drug candidate in any one of these areas can impact the development and commercialization of the drug. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected. This potentially translates into reduced costs and time in drug development, and less harmful patient exposure in clinical trials.

     Many prospective new drugs fail in clinical trials because of toxicity or because of poor uptake, distribution or elimination of the active compound in the human body. Much of the efficacy and safety of a drug will depend on how that drug is metabolized into an active or inactive form, and on the toxic metabolites that might be generated in the process. Since hESC-derived cells have the same attributes as their normal counterparts in the body, they could be used to predict many pharmacological characteristics of a drug.

     Hepatocytes, the major cells of the liver, metabolize most compounds and therefore can be used to predict the metabolism or toxicity of a drug compound. Currently, rat and mouse metabolism models only approximate human metabolism. The development of several drugs has been terminated late in human clinical trials because rodent systems utilized early in the development process failed to predict that the drug would be toxic to humans. Human hepatocyte cell lines available today do not have the same attributes as their normal counterparts in the body and must be transformed in order to maintain their proliferative capacity in culture. Access to fresh primary human liver tissue for use in toxicity studies is very limited and substantial variability can be observed depending on the individual donor, the time and process of collection and the culture conditions for the experiments.

     The understanding of whether a drug candidate will interrupt normal function of heart muscle cells – cardiomyocytes – is also a key step in drug development. As with hepatocytes, transformed cell lines are of only limited use for cardiac function tests; access to primary human heart tissue is very limited; and animal models are not fully reliable predictors of human responses.

     Derivation of specific, standardized functional cell types from hESCs – in particular, hepatocytes and cardiomyocytes – could provide a reliable supply of cells to perform metabolism, biodistribution and toxicity testing of drug development candidates. We believe that an unlimited supply of hESC-derived cells which retain normal cellular functions could address bottlenecks in new drug research and accelerate the drug development process. We are examining possible business options for commercializing hESC-derived cells in the drug discovery field.

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

     In previous years, we granted a number of licenses to our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. In 2005, following successes in three patent interference proceedings, we formed a joint venture company, Start Licensing, Inc. (Start), with Exeter Life Sciences, Inc. (Exeter). In August 2008, Start merged with ViaGen, Inc. (ViaGen), a subsidiary of Exeter. The merger of Start and ViaGen, combines the full breadth of intellectual property rights to nuclear transfer cloning technology, including that developed at the Roslin Institute for cloning Dolly the sheep, with in-house state-of-the-art breeding services and expertise in advanced reproductive technologies, particularly in cloning animals, to provide a one-stop licensing and operating company. We have retained all rights for use of nuclear transfer technology in human cells.

Patents and Proprietary Technology

     A broad intellectual property portfolio of issued patents and pending patent applications supports our product development and out-licensing activities. We currently own or have licensed over 170 issued or allowed United States patents, 340 granted or accepted foreign patents and 360 patent applications that are pending around the world.

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

     Our telomerase platform is the mainstay of our oncology program and it serves as the basis for other product opportunities. Our telomerase patent portfolio includes over 110 issued or allowed United States patents, 205 granted or accepted foreign patents and over 120 patent applications pending worldwide relating to our telomerase product opportunities. The foundational patents include those covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase. Related issued and pending patents cover cells that are immortalized by expression of recombinant hTERT, cancer diagnostics based on detecting the expression of telomerase in cancer cells, the use of hTERT as a cancer vaccine, the use of the hTERT promoter to power cancer-killing genes and viruses, and telomerase inhibitors for use as cancer therapeutics. We own issued patents that cover the sequences of GRN163 and GRN163L, as well as patents covering the chemistry that is used to build these oligonucleotides. We have a license to the dendritic cell-loading technology used in our telomerase cancer vaccine. The pending patent applications for the telomerase activating compounds that we discovered in collaboration with our colleagues at the Hong Kong University of Science and Technology have been exclusively licensed to our majority-owned subsidiary, TAT, for therapeutic applications.

     Our human embryonic stem cell platform is protected by patents rights that we either own or have licensed. The patents that we have licensed include foundational hESC patents that arose from work that we funded at the University of Wisconsin-Madison. We have also filed patent applications to protect technologies developed by our scientists in our ongoing efforts to develop products based on hESCs. By way of example, these patent applications cover technologies that we believe will facilitate the commercial-scale production of hESCs, such as methods for growing the cells without the need for cell feeder layers, and novel synthetic growth surfaces that we are developing in conjunction with Corning Life Sciences, a division of Corning Incorporated. Patent applications that we own or have licensed also cover cell types that can be made from hESCs, including hepatocytes (liver cells), cardiomyocytes (heart muscle cells), neural cells (nerve cells, including dopaminergic neurons and oligodendrocytes), chondrocytes (cartilage cells), pancreatic islet ß cells, osteoblasts (bone cells), hematopoietic cells (blood-forming cells) and dendritic cells. Currently our portfolio includes over 220 patent applications pending around the world covering various aspects of our stem cell technology. Examples of granted stem cell patents in our portfolio include, U.S. Patent Nos. 6,458,589 and 6,506,574 relating to hESC-derived hepatocytes; 7,326,572 relating to hESC-derived islet cells; 7,425,448 and 7,452,718 relating to hESC-derived cardiomyocytes; 7,285,415 relating to hESC-derived oligodendrocytes; 6,800,480 relating to the feeder-free growth of hESCs; and 6,833,269 covering methods of producing neural cells from hESCs.

     A third technology platform, nuclear transfer, is protected in part by the patent rights that we purchased in 1999 with the acquisition of the U.K. company Roslin Bio-Med, which we now operate as Geron Bio-Med. 21 United States patents have now been issued or been allowed, and 52 foreign patents have been granted or accepted. In addition, we have 19 pending patent applications worldwide relating to nuclear transfer. As discussed above, these patent rights are now a major asset of Start Licensing, Inc., a wholly owned subsidiary of Viagen, Inc. in which we hold a 27% equity stake. We created Start in 2005 as a joint venture company for the purpose of managing and licensing intellectual property rights for animal cloning.

     We endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include the filing of oppositions against the grant of a patent in overseas jurisdictions, and the filing of a request for the declaration of an interference with a U.S. patent application or issued patent. Similarly, third parties may take similar actions against our patents. By way of example, in 2005 we were involved in interference proceedings that we had initiated at the U.S. Patent and Trademark Office involving patents and patent applications for nuclear transfer technology; judgments in those actions were entered in our favor. We are currently also involved in patent opposition proceedings before the European Patent Office and the Australian Patent Office both as the party holding the opposed patent, and in opposition to patents granted or proposed to be granted to another entity.

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

FDA Approval Process

     Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as a part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which has been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Thomas B. Okarma, Ph.D., M.D.	63	President, Chief Executive Officer and Director
David L. Greenwood	57	Executive Vice President, Chief Financial
		Officer, Treasurer and Secretary
Fabio M. Benedetti, M.D.	43	Senior Vice President, Chief Medical Officer
		Oncology
David J. Earp, Ph.D., J.D.	44	Senior Vice President, Business Development
		and Chief Patent Counsel
Calvin B. Harley, Ph.D.	56	Chief Scientific Officer, Telomerase
		Technologies
Melissa A. Kelly Behrs	45	Senior Vice President, Therapeutic
		Development, Oncology
Jane S. Lebkowski, Ph.D.	53	Senior Vice President, Chief Scientific Officer,
		Regenerative Medicine
Katharine E. Spink, Ph.D.	34	Vice President Operations, Regenerative
		Medicine Programs

     Thomas B. Okarma, Ph.D., M.D., has served as our President, Chief Executive Officer and a member of our board of directors since July 1999. He is also a director of Geron Bio-Med Limited, a United Kingdom company and Geron’s wholly-owned subsidiary, and TA Therapeutics, Ltd., a Hong Kong company and Geron’s majority-owned subsidiary. From May 1998 until July 1999, Dr. Okarma was the Vice President of Research and Development. From December 1997 until May 1998, Dr. Okarma was Vice President of Cell Therapies. Dr. Okarma currently serves on the Board of BIO and was Chairman of the Board of Overseers of Dartmouth Medical School from 2000 to 2007. In 1985, Dr. Okarma founded Applied Immune Sciences, Inc. and served initially as Vice President of Research and Development and then as chairman, chief executive officer and a director of Applied Immune Sciences, until 1995 when it was acquired by Rhone-Poulenc Rorer. Dr. Okarma was a Senior Vice President at Rhone-Poulenc Rorer from the time of the acquisition of Applied Immune Sciences until December 1996. From 1980 to 1992, Dr. Okarma was a member of the faculty of the Department of Medicine at Stanford University School of Medicine. Dr. Okarma holds a A.B. from Dartmouth College, a M.D. and Ph.D. from Stanford University and an executive M.B.A. from Stanford Graduate School of Business.

     David L. Greenwood has served as our Chief Financial Officer, Treasurer and Secretary since August 1995 and our Executive Vice President since January 2004. He is also a director of our wholly-owned subsidiary, Geron Bio-Med Limited, our majority-owned subsidiary, TA Therapeutics, Ltd., ViaGen, Inc., an Arizona corporation, and Clone International, an Australian company. From August 1999 until January 2004, Mr. Greenwood also served as our Senior Vice President of Corporate Development. From April 1997 until August 1999, Mr. Greenwood served as our Vice President of Corporate Development. He also serves on the Board of Regents for Pacific Lutheran University. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

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

     David J. Earp, J.D., Ph.D., has served as our Senior Vice President of Business Development and Chief Patent Counsel since May 2004. He is also a director of our majority-owned subsidiary, TA Therapeutics, Ltd. and ViaGen, Inc., an Arizona corporation. From October 1999 until May 2004, Dr. Earp served as our Vice President of Intellectual Property. From 1992 until joining us in June 1999, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman Campbell Leigh and Whinston, LLP. Dr. Earp holds a B.Sc. in microbiology from the University of Leeds, England, a Ph.D. from the biochemistry department of The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D. from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

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

     Melissa A. Kelly Behrs has served as our Senior Vice President, Therapeutic Development, Oncology since January 2007. Ms. Behrs served as our Vice President of Oncology from January 2003 until January 2007. From April 2002 until January 2003, Ms. Behrs served as our Vice President of Corporate Development. From April 2001 until April 2002, Ms. Behrs served as our General Manager of Research and Development Technologies. Ms. Behrs joined us in November 1998 as Director of Corporate Development. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. from Boston College and an M.B.A. from Babson College.

     Jane S. Lebkowski, Ph.D., has served as our Senior Vice President, Chief Scientific Officer, Regenerative Medicine since 2009 and Senior Vice President of Regenerative Medicine since January 2004. From August 1999 until January 2004, Dr. Lebkowski served as our Vice President of Regenerative Medicine. From April 1998 until August 1999, Dr. Lebkowski served as our Senior Director, Cell and Gene Therapies. From 1986 until joining us in 1998, Dr. Lebkowski served as Vice President, Research and Development at Applied Immune Sciences. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed Vice President, Discovery & Product Development. Dr. Lebkowski received a B.S. in chemistry and biology from Syracuse University and received her Ph.D. from Princeton University.

     Katharine E. Spink, Ph.D. has served as our Vice President of Operations, Regenerative Medicine Programs since February 2009. From January 2008 until February 2009, Dr. Spink served as our Senior Director of Regenerative Medicine Program Operations. From January 2007 until January 2008, Dr. Spink served as our Program Director for Cardiovascular Disease. Dr. Spink joined Geron in December 2003, and served various roles within our Corporate Development group until January 2007. Prior to Geron, Dr. Spink was with the global management consulting firm McKinsey & Company, where she advised clients in the biotechnology, pharmaceutical, and medical device industries on matters relating to R&D strategy, business development, and marketing. Dr. Spink holds a B.A. in biochemistry from Rice University, and a Ph.D. in cancer biology from Stanford University.

Employees

     As of December 31, 2008, we had 159 employees of whom 45 hold Ph.D. degrees and 31 hold other advanced degrees. Of our total workforce, 130 employees were engaged in, or directly support, our research and development activities and 29 employees were engaged in business development, legal, finance and administration. We also retain outside consultants. None of our employees are covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, GRN163L, in patients with chronic lymphoproliferative diseases, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. We have received FDA clearance to begin the world’s first human clinical trial of a hESC-based therapy: GRNOPC1 for acute spinal cord injury. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

  succeed in our research and development efforts;

  select therapeutic compounds or cell therapies for development;

  obtain required regulatory approvals;

  manufacture product candidates; and

  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Physicians may not prescribe our products, or patients or third party payors may not accept such products. Competitors may have proprietary rights which prevent us from marketing our products or they may sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments in telomerase technology, human embryonic stem cells, GRN163L, GRNVAC1 and GRNOPC1, which could adversely affect our business and cause a sharp drop in our stock price.

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

     Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

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

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2008, our accumulated deficit was approximately $506.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

  the accuracy of the assumptions underlying our estimates for our capital needs in 2009 and beyond;

  the magnitude and scope of our research and development programs;

  the progress we make in our research and development programs, preclinical development and clinical trials;

  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

  the number and type of product candidates that we pursue;

  the time and costs involved in obtaining regulatory approvals and clearances; and

  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

  demonstrating sufficient safety and efficacy to obtain regulatory clearance to commence a clinical trial;

  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations and the trial sites;

  reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

  manufacturing sufficient quantities or producing drugs meeting our quality standards of a product candidate;

  obtaining approval of an Investigational New Drug (IND) application or proposed trial design from the Food and Drug Administration (FDA); and

  obtaining institutional review board approval to conduct a clinical trial at a prospective site.

In addition, clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays in commencing clinical testing of our product candidates could have a material adverse effect on our business.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were recently proposed by the United States Patent and Trademark Office (the Patent Office). These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. At this time, the Patent Office is challenging the court decision through an appeals process, and we do not know if the appeal will be successful or whether or when the Patent Office might seek to reintroduce the amendments in a modified form.

     In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office (EPO) is presently interpreting this prohibition broadly, and is applying it to reject patent claims that pertain to hESCs. In a recent decision of the EPO Enlarged Board of Appeals, a patent application owned by the Wisconsin Alumni Research Foundation (WARF) and containing broad claims to human embryonic stem cells as compositions of matter was held to be unpatentable. Geron holds a worldwide license under this patent family; the decision does mean that this WARF patent family will not afford protection to Geron’s products in Europe. However, the reason given by the EPO for the decision was narrowly focused: the EPO found the claims objectionable on the basis that at the time that WARF filed the patent application it was necessary to use a human embryo to obtain hESCs since no cell lines were available. In contrast, the hESCs that we use, and which we employed in the technologies claimed in our own European patent applications, were sourced from established hESC lines. Consequently, the decision in the WARF case does not directly address the patentability of the subject matter in our filings. However, at this time we cannot predict what view the EPO will take on our applications and therefore we do not yet know whether or to what extent we will be able to obtain patent protection for our hESC technologies in Europe. If we are unable to protect our inventions related to hESCs in Europe, our business would be negatively impacted.

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

     The interference process can also be used to challenge a patent that has been issued to another party. For example, in 2004 we were party to two interferences declared by the Patent Office at our request. These interferences involved two of our pending applications relating to nuclear transfer technology and two issued patents, held by the University of Massachusetts (U. Mass) and licensed to Advanced Cell Technology, Inc. (ACT) of Worcester, Massachusetts. We requested these interferences in order to clarify our patent rights to this technology and to facilitate licensing to companies wishing to utilize this technology in animal cloning. The Board of Patent Appeals and Interferences issued final judgments in each of these cases, finding in both instances that all of the claims in the U. Mass patents in question were unpatentable, and upholding the patentability of Geron’s pending claims. These judgments were appealed by U. Mass and ACT, but the appeals have now been dismissed as part of a settlement agreement, resulting in invalidation of the U. Mass patents involved.

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have recently been involved in two patent oppositions before the European Patent Office (EPO) with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) was developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and was conducting a Phase III clinical trial. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides.

     In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA, and that appeal is still pending. Because this appeal is ongoing, the outcome cannot be determined at this time. We are also seeking to obtain patent coverage in Europe for telomerase peptides through a European divisional patent application. If those patent claims are issued, they too may be subject to an opposition proceeding. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd.

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

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by WARF and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913), which are the U.S. equivalents of the European WARF case discussed above, are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office recently issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog has filed a notice of appeal against the decision on the 7,029,913 patent. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position in this appeal. While the decisions in these reexamination proceedings to date have all been favorable to our patent position, the outcome of the appeal or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing and Sienna is developing cancer diagnostics using our telomerase technology. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     Our telomerase inhibitor compound, GRN163L, our telomerase cancer vaccine, GRNVAC1 and our hESC-based products are likely to be more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like GRN163L is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a small scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today.

     GRNVAC1 is an autologous therapy that is produced from a patient’s blood using a unique process that generates highly activated dendritic cells that contain RNA coding for the protein component of telomerase. Since the treatment is patient-specific, the manufacturing costs are higher than under a scalable production environment. We are developing procedures to differentiate hESCs to dendritic cells as an alternative to isolating dendritic cells from each patient. The hESC-derived dendritic cells could be produced scalably and could serve as a broadly useful vaccine delivery vehicle. If we are unable to scalably produce dendritic cells at a lower manufacturing cost, the cost for GRNVAC1 may reduce the affordability of the therapy for patients and reduce our potential profitability.

     Our manufacturing processes for differentiated cells from hESCs are conducted at a small scale, at a high cost per unit measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if it is safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

     Historically, our stock price has been extremely volatile. Between January 1998 and December 2008, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2003 and December 31, 2008, the price has ranged between a high of $16.80 per share and a low of $1.41 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of December 31, 2008, we had 200,000,000 shares of common stock authorized for issuance and

81,070,464 shares of common stock outstanding. In addition, as of December 31, 2008, we have reserved for future issuance approximately 25,741,472 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2012. We have an option to extend the leases for one additional period of four years. In March 2008, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 742,158 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from August 1, 2008 through July 31, 2012. We also currently lease approximately 14,500 square feet of office space at 149 Commonwealth Drive, Menlo Park, California. The lease for 149 Commonwealth Drive expires in April 2010. We have an option to extend the lease for one additional period of three years. In May 2007, as payment of the total rent due for the premises at 149 Commonwealth Drive, we issued 210,569 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from May 1, 2007 through April 30, 2010. We believe that our existing facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is quoted on the Nasdaq Global Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Global Market of our common stock for each of the quarters in the years ended December 31, 2008 and 2007 are as follows:

	High	Low
Year ended December 31, 2008
First quarter	$5.73	$4.04
Second quarter	$5.40	$3.45
Third quarter	$4.86	$3.17
Fourth quarter	$4.67	$2.23
Year ended December 31, 2007
First quarter	$9.13	$6.80
Second quarter	$9.48	$6.95
Third quarter	$8.31	$5.70
Fourth quarter	$8.19	$5.68

     As of February 23, 2009, there were approximately 829 stockholders of record. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 23, 2009, the closing price for our common stock was $5.24 per share.

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

Performance Measurement Comparison (1)

     The following graph compares total stockholder returns of Geron Corporation for the last five fiscal years beginning December 31, 2003 to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Stock Market-U.S. Companies (the Nasdaq-US) and the Nasdaq Pharmaceutical Index (the Nasdaq-Pharmaceutical). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Geron stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Market (the NGM). The Nasdaq-Pharmaceutical, which is calculated and supplied by Nasdaq, represents pharmaceutical companies, including biotechnology companies, trading on Nasdaq under the Standard Industrial Classification (SIC) Code No. 283 Drugs main category (2833 — Medicinals & Botanicals, 2834 — Pharmaceutical Preparations, 2835 — Diagnostic Substances, 2836 — Biological Products). Geron common stock trades on the NGM and is a component of both the Nasdaq-US and the Nasdaq-Pharmaceutical.
____________________

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

     Comparison of Five Year Cumulative Total Return on Investment Among
Geron Corporation, the Nasdaq-US Index and the Nasdaq-Pharmaceutical Index(2)

____________________

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of Geron, the Nasdaq-US and the Nasdaq-Pharmaceutical on December 31, 2003. The cumulative total return on Geron stock has been computed based on a price of $9.97 per share, the price at which Geron’s shares closed on December 31, 2003.

Recent Sales of Unregistered Securities

     On October 8, 2008, we issued 255,754 shares of common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advanced consideration related to the first project order to a services agreement pursuant to which Lonza is manufacturing certain materials for us intended for therapeutic use in humans. The total fair value of the common stock was $1,000,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro rata basis as services are performed. As of December 31, 2008, $293,000 remained as a prepaid asset.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Lonza represented to us that they are an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Securities Authorized for Issuance under Equity Compensation Plans

     The information required by this Item concerning our equity compensation plans is incorporated by reference from the section captioned “Equity Compensation Plans” contained in our Definitive Proxy Statement related to the annual meeting of stockholders to be held May 29, 2009, to be filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Consolidated Statement of
Operations Data:
Revenues from collaborative agreements	$294	$672	$622	$290	$—
License fees and royalties	2,509	6,950	2,655	5,868	1,053
Total revenues	2,803	7,622	3,277	6,158	1,053
Operating expenses:
Research and development	53,664	54,624	41,234	35,080	30,084
Acquired in-process research
technology (1)	—	—	—	—	45,150
General and administrative	16,183	15,837	9,403	8,788	7,104
Total operating expenses	69,847	70,461	50,637	43,868	82,338
Loss from operations	(67,044)	(62,839)	(47,360)	(37,710)	(81,285)
Unrealized gain (loss) on fair value
of derivatives	418	15,453	7,421	(161)	847
Interest and other income	5,542	10,791	8,704	4,658	1,552
Equity in losses of joint venture	—	—	—	(12)	—
Losses recognized under equity
method investment	(844)	—	—	—	—
Interest and other expense	(93)	(102)	(130)	(464)	(672)
Net loss	(62,021)	(36,697)	(31,365)	(33,689)	(79,558)
Deemed dividend on derivatives (2)	—	(9,081)	—	—	—
Net loss applicable to common
stockholders	$(62,021)	$(45,778)	$(31,365)	$(33,689)	$(79,558)
Basic and diluted net loss per share:
Net loss per share applicable to common
stockholders	$(0.79)	$(0.62)	$(0.47)	$(0.58)	$(1.77)
Shares used in computing net loss per share
applicable to common stockholders	78,187,795	74,206,249	66,057,367	57,879,725	44,877,627
____________________

(1)	In March 2004, we recognized $45.2 million of in-process research technology expense in connection with the acquisition of a co-exclusive right under patents controlled by Merix Bioscience, Inc. (now Argos Therapeutics, Inc.) for the use of defined antigens in therapeutic cancer vaccines.

(2)	In February 2007 in exchange for the exercise of certain warrants, we issued new warrants to the same institutional investors. The aggregate fair value of $3.7 million for the new warrants was recognized as a deemed dividend. In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. In connection with the modifications, we received $3.6 million in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5.4 million for the incremental fair value of the modified warrants, net of the cash consideration received from the institutional investors for the modifications.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents and
marketable securities	$163,655	$208,444	$213,860	$191,003	$120,494
Working capital	160,535	200,655	170,377	171,310	97,795
Total assets	176,218	218,896	220,800	201,243	131,873
Long-term obligations	—	427	—	—	645
Accumulated deficit	(506,893)	(444,872)	(399,094)	(367,729)	(334,040)
Total stockholders’ equity	168,455	205,674	173,919	175,698	103,539

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this annual report.

     Geron is a Menlo Park, California-based biopharmaceutical company developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The company is advancing an anti-cancer drug and a cancer vaccine that target the enzyme telomerase through multiple clinical trials. Geron is also believed to be the world leader in the development of human embryonic stem cell (hESC)-based therapeutics. The company has received FDA clearance to begin the world’s first human clinical trial of a hESC-based therapy: GRNOPC1 for acute spinal cord injury as discussed in more detail in Part I, Item 1 “Business” of this annual report.

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

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

     Since our inception, a substantial portion of our revenues has been generated from research and licensing agreements. Revenue under such agreements typically includes upfront signing or license fees, cost reimbursements, milestone payments and royalties on future product sales.

     We recognize nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related party research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party. Deferred revenue represents the portion of research or license payments received which have not been earned. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

     We estimate the projected future term of license agreements over which we recognize revenue. Our estimates are based on contractual terms, historical experience and general industry practice. Revisions in the estimated terms of these license agreements have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2008, no revisions to the estimated future terms of license agreements have been made and we do not expect revisions to the currently active agreements in the future.

Valuation of Equity-Based Compensation

     On January 1, 2006, we began accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Under SFAS 123R, we are required to measure and recognize compensation expense for all stock-based awards to our employees and directors, including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (ESPP) based on estimated fair values. We estimated the fair value of stock awards and ESPP shares using the Black Scholes option-pricing model. Option-pricing model assumptions such as expected volatility, risk-free interest rate and expected term impact the fair value estimate. Further, the estimated forfeiture rate impacts the amount of aggregate compensation recognized during the period. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

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

     We continue to apply the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or 2) the date at which the counterparty’s performance is complete. We recognized stock-based compensation expense of none, $1.5 million and $606,000 for the fair value of the vested portion of non-employee options and warrants in our consolidated statements of operations for 2008, 2007 and 2006, respectively.

     Stock-based compensation expense recognized under SFAS 123R was $11.5 million, $11.4 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, total compensation cost related to unvested stock-based awards not yet recognized was $14.1 million, net of estimated forfeitures, which is expected to be recognized over the next 34 months on a weighted-average basis.

     We annually evaluate the assumptions used in estimating fair values of our stock-based awards by reviewing current trends in comparison to historical data. We have not revised the method in which we derive assumptions in order to estimate fair values of our stock-based awards. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

     Beginning January 1, 2008, assets and liabilities recorded at fair value in our consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

     The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, we exercise the greatest the degree of judgment in determining fair value for instruments categorized in Level 3.

     We classify inputs to derive fair values for marketable debt securities available-for-sale and marketable investments in licensees as Level 1 and 2. Instruments classified as Level 1 include U.S. Treasury securities, U.S. government-sponsored enterprise securities, money market funds and publicly traded equity securities in active markets, representing 89% of total financial assets measured at fair value as of December 31, 2008. Instruments classified as Level 2 include commercial paper, representing 11% of total financial assets measured at fair value as of December 31, 2008. The price for each security at the measurement date is derived from various sources. Periodically, we assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers from broker quotes. Historically, we have not experienced significant deviation between the sourced prices and our portfolio manager’s prices.

     We classify inputs to calculate fair value of derivatives as Level 3 which includes warrants and non-employee options classified as liabilities under Issue 00-19. Derivative liabilities represent all financial liabilities measured at fair value on our consolidated balance sheet as of December 31, 2008. The fair value for these instruments is calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. See the following discussion, “Fair Value of Derivatives,” for information on derivation of inputs to the model. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements.

     For a further discussion regarding fair value measurements, see Note 2 on Fair Value Measurements of Notes to Consolidated Financial Statements.

Fair Value of Derivatives

     We apply the provisions of several accounting pronouncements, including Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150) and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) to determine whether financial instruments or a component of a financial instrument should be classified within assets, liabilities or stockholders’ equity.

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the consolidated balance sheet at inception of such classification and marked to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as an unrealized gain (loss) on fair value of derivatives. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

     Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and non-employee options and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock. The expected term of warrants and non-employee options represent the contractual term of the instruments. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the instrument. If factors change and we employ different assumptions in future periods, the fair value of these warrants and non-employee options reflected as of each balance sheet date and the resulting change in fair value that we record may differ significantly from what we have recorded in previous periods. As of December 31, 2008, we have not revised the method in which we derive assumptions in order to estimate fair values of warrants and non-employee options, classified as assets or liabilities, and we do not expect revisions in the future.

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

Revenues

     We recognized $294,000 of revenues from collaborative agreements in 2008 compared to $672,000 in 2007 and $622,000 in 2006. Revenues in each of these years primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been including TAT’s results in our consolidated financial statements and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party. Prior to that date, related party revenue earned under a contract to perform scientific research services for TAT was recognized as revenue as the services were performed.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $2.1 million, $6.7 million and $2.6 million in 2008, 2007 and 2006, respectively, related to our various agreements. License fee revenue in 2008 primarily reflected the receipt of a $1.5 million milestone payment from Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. License fee revenue in 2007 primarily reflected the receipt of $5.0 million in milestone payments in connection with the collaboration and license agreement with Merck. We expect to recognize revenue of $27,000 in 2009, $27,000 in 2010, $25,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We recognized royalty revenue of $403,000, $211,000 and $103,000 in 2008, 2007 and 2006, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, telomerase-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $53.7 million, $54.6 million and $41.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in 2008 compared to 2007 was primarily the net result of decreased manufacturing costs of $1.1 million as a result of timing of drug purchases for GRN163L and lower scientific supplies of $1.6 million, partially offset by increased clinical trial costs of $2.0 million associated with GRN163L and GRNVAC1. The increase in 2007 compared to 2006 was primarily the net result of higher personnel-related expenses of $9.4 million due to increased headcount, which included an increase of $3.8 million in stock-based compensation expense associated with stock options and restricted stock awards, increased manufacturing costs of $2.9 million for GRN163L, increased clinical trial costs of $1.0 million associated with GRN163L and GRNVAC1 and increased scientific supplies expense of $1.5 million, partially offset by reduced preclinical study expenses of $1.4 million due to the progress of GRNOPC1 toward our IND filing. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L, GRNVAC1 and GRNOPC1 along with continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have initiated the following clinical trials of GRN163L:

  Phase I single agent trial in patients with chronic lymphoproliferative diseases;

  Phase I single agent trial in patients with solid tumor malignancies;

  Phase I trial in patients with advanced non-small cell lung cancer when administered intravenously in combination with a standard paclitaxel/carboplatin regimen;

  Phase I single agent trial in patients with multiple myeloma;

  Phase I/II trial in patients with breast cancer when administered intravenously in combination with a paclitaxel/bevacizumab regimen; and

  Phase I trial in patients with multiple myeloma when administered intravenously in combination with bortezomib with and without dexamethasone.

     Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Interim data from the ongoing clinical trial of GRN163L in two patients with relapsed and refractory multiple myeloma showed first evidence in man of telomerase inhibition by a telomerase targeting drug. These preliminary results will help optimize dosing schedules to enable sustained telomerase inhibition that hopefully will translate into clinical activity.

     Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We have initiated a Phase II clinical trial of our telomerase vaccine using the prime/boost scheme in patients with acute myelogenous leukemia.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC program, and the percentage allocations of time change as the resource needs of individual programs vary. In our hESC therapy programs, we have concentrated our resources on several specific cell types, including:

  GRNOPC1, hESC-derived oligodendrocyte progenitor cells, for the treatment of acute spinal cord injury;

  GRNCM1, hESC-derived cardiomyocytes, for the treatment of myocardial disease and toxicology drug testing;

  GRNIC1, hESC-derived pancreatic islet ß cells for the treatment of diabetes;

  hESC-derived osteoblasts for the treatment of osteoporosis;

  hESC-derived chondrocytes for the treatment of osteoarthritis

  hESC-derived hepatocytes for liver failure and ADME drug testing; and

  hESC-derived dendritic cells for cancer immunotherapy and to prevent immune rejection of the other cell types used in therapeutic applications.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. In January 2009, we received clearance from the FDA to begin a clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury.

     Research and development expenses incurred under each of these programs are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Oncology	$30,259	$29,916	$22,771
hESC Therapies	23,405	24,708	18,463
Total	$53,664	$54,624	$41,234

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

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues” and “Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates” in Part I, Item 1A entitled “Risk Factors” and elsewhere in this annual report.

General and Administrative Expenses

     General and administrative expenses were $16.2 million, $15.8 million and $9.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2008 from 2007 was primarily due to increased compensation expense related to stock options and restricted stock awards to employees, partially offset by reduced consulting expense and lower audit fees. The increase in 2007 from 2006 was primarily due to increased compensation expense related to stock options and restricted stock awards to employees and directors, higher consulting expense and increased audit fees.

Unrealized Gain (Loss) on Fair Value of Derivatives

     Unrealized gain (loss) on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains of $418,000, $15.5 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unrealized gains in 2008 were due to the reduced value of derivatives resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. Unrealized gains for 2007 were primarily the result of amendments executed in March 2007 to certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares were not available to settle the warrants enabling reclassification of the decreasing fair value of those warrants from derivative liabilities to equity. See Note 2 on Fair Value Measurements of Notes to Consolidated Financial Statements of this Form 10-K for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $5.5 million, $10.9 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in 2008 compared to 2007 was primarily due to decreased interest rates and lower cash and investment balances. The increase in 2007 compared to 2006 was primarily due to higher cash and investment balances as a result of $39.9 million in net proceeds received in connection with the private equity financing in December 2006 and $15.0 million in proceeds received in connection with the exercise of warrants in February 2007.

     Also included in interest income for the years ended December 31, 2008, 2007 and 2006, were realized losses of $43,000, $106,000 and $172,000, respectively, related to other-than-temporary declines in fair value of our investments in licensees as well as net realized gains of none, $1,000 and $7,000 for 2008, 2007 and 2006, respectively, related to sales of investments in licensees.

Losses Recognized Under Equity Method Investment

     In August 2008, we exchanged our equity interest in the Start Licensing, Inc. (Start) joint venture for equity interest in ViaGen, Inc. (ViaGen). In September 2008, we provided a loan of $1.5 million to ViaGen in connection with ViaGen acquiring an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. In accordance with the equity method of accounting, we recognized losses of $844,000 for our proportionate share of ViaGen’s losses since September 2008 as an adjustment to the basis of the loan. Previously, we had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support to either company.

Interest and Other Expense

     Interest and other expense was $93,000, $102,000 and $130,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008 and 2007, interest and other expense was primarily comprised of bank charges. The decrease in interest and other expense for 2008 compared to 2007 was primarily due to reduced bank charges as a result of lower cash and investment balances. The decrease in interest and other expense for 2007 compared to 2006 was primarily due to the conclusion of equipment financing payments in June 2006.

Net Loss

     Net loss was $62.0 million, $36.7 million and $31.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Overall net loss for 2008 increased compared to 2007 primarily due to reduced revenues from milestones, lower interest income and decreased unrealized gains on derivatives. Overall net loss for 2007 increased compared to 2006 primarily due to increased operating expenses for the clinical development of GRN163L and GRNVAC1 and increasing headcount offset by increased unrealized gains on derivatives and increased license fee revenue and interest income.

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

     In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. The exercise term of the 2004 A Warrants to purchase 2,295,082 shares of common stock was extended to November 2011 and the exercise price was modified to $7.50 per share. The exercise terms of the 2006 A Warrants to purchase 3,000,000 shares of common stock and 2007 D Warrants to purchase 1,125,000 shares of common stock were extended to December 2011 and the exercise prices were modified to $7.50 per share. In connection with the modifications, we received $3.6 million in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5.4 million in the consolidated statements of operations for the incremental fair value of the modified warrants, as estimated using the Black Scholes option-pricing model as of the modification date, net of the cash consideration received from the institutional investors for the modifications.

Liquidity and Capital Resources

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2008 were $163.7 million, compared to $208.4 million at December 31, 2007 and $213.9 million at December 31, 2006. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and we have not to date recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2008 was due to use of cash for operations. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2007 was the net result of use of cash for operations partially offset by the receipt of $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006 and receipt of $5.0 million in milestone payments from Merck.

     We estimate that our existing capital resources, interest income and equipment financing facility will be sufficient to fund our current level of operations through at least December 2010. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time. Factors that may require us to use our available capital resources sooner than we anticipate include:

  continued clinical development of our product candidates, GRN163L, GRNVAC1 and GRNOPC1;

  our ability to meaningfully reduce manufacturing costs of current product candidates;

  future clinical trial results;

  progress of product and clinical development of our other product candidates, such as GRNCM1, GRNIC1 and GRNVAC2;

  cost and timing of regulatory approvals; and

  filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.

     If our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

Cash Flows from Operating Activities

     Net cash used in operations was $42.0 million, $26.6 million and $26.4 million in 2008, 2007 and 2006, respectively. The increase in net cash used for operations in 2008 was primarily the result of reduced interest income, payments to Biotechnology Research Corporation, our joint venture partner in TA Therapeutics, Ltd. for scientific research services and increased clinical trial expenses. The increase in net cash used for operations in 2007 was primarily the result of increased operating expenses, offset by advance research and development funding from Biotechnology Research Corporation.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $5.5 million, $16.0 million and $16.9 million in 2008, 2007 and 2006, respectively. The decrease in net cash provided by investing activities in 2008 compared to 2007 primarily reflected reduced maturities of marketable securities. The decrease in net cash provided by investing activities in 2007 compared to 2006 reflected increased capital expenditures in 2007, partially offset by increased proceeds from the maturities of marketable securities.

     For the three years ended December 31, 2008, we have purchased approximately $6.1 million in property and equipment, net of disposals, none of which was financed through equipment financing arrangements. As of December 31, 2008, no payments were due under our equipment financing facility. As of December 31, 2008, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities

     Net cash used in financing activities in 2008 was $162,000, compared to net cash provided by financing activities of $20.7 million and $48.7 million in 2007 and 2006, respectively. Net cash used in financing activities in 2008 primarily reflected the repurchase of vested stock from certain employees to provide funds for minimum payroll tax withholding requirements. Net cash provided by financing activities in 2007 included $15.0 million in proceeds from the exercise of warrants issued to institutional investors in connection with a financing in December 2006 and $3.6 million in cash consideration from the modification of certain outstanding warrants in December 2007. Net cash provided by financing activities in 2006 primarily reflected the receipt of $7.6 million in proceeds from the exercise of warrants issued to institutional investors and net proceeds of $39.9 million from the sale of common stock and warrants to institutional investors.

Contractual Obligations

     As of December 31, 2008 our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Equipment lease	$24	$18	$6	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	2,266	436	534	524	772
Total contractual cash obligations	$2,290	$454	$540	$524	$772
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with six financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at December 31, 2008 was $160.8 million. These investments include $107.3 million of cash equivalents which are due in less than 90 days and $53.5 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of December 31, 2008, there was an immaterial currency exchange impact from our intercompany transactions. As of December 31, 2008, we did not engage in foreign currency hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007, Geron Corporation changed its method of accounting for uncertainty in income taxes in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geron Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California February 25, 2009

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,348	$146,025
Restricted cash	816	2,440
Marketable securities	53,491	59,979
Interest and other receivables	882	788
Current portion of prepaid assets	3,709	4,140
Total current assets	168,246	213,372
Noncurrent portion of prepaid assets	2,236	699
Investments in licensees	657	55
Property and equipment, net	4,386	4,075
Deposits and other assets	693	695
	$176,218	$218,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,414	$2,857
Accrued compensation	1,398	2,203
Accrued liabilities (including amounts for related parties:
2008-$270, 2007-$1,029)	2,248	4,514
Current portion of deferred revenue	27	241
Current portion of advance payment from related party for research and
development, net	440	1,300
Fair value of derivatives	1,184	1,602
Total current liabilities	7,711	12,717
Noncurrent portion of deferred revenue	52	78
Noncurrent portion of advance payment from related party for research and
development, net	—	427
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
81,070,464 and 76,062,439 shares issued and outstanding at
December 31, 2008 and 2007, respectively	81	76
Additional paid-in capital	675,227	650,437
Accumulated deficit	(506,893)	(444,872)
Accumulated other comprehensive income	40	33
Total stockholders’ equity	168,455	205,674
	$176,218	$218,896

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)
Revenues from collaborative agreements (including
amounts from related parties: 2008-$79, 2007-$487,
2006-$446)	$294	$672	$622
License fees and royalties (including amounts from related
parties: 2008-$1,500, 2007-none, 2006-none)	2,509	6,950	2,655
Total revenues	2,803	7,622	3,277
Operating expenses:
Research and development (including amounts
for related parties: 2008-$794, 2007-$941,
2006-$446)	53,664	54,624	41,234
General and administrative	16,183	15,837	9,403
Total operating expenses	69,847	70,461	50,637
Loss from operations	(67,044)	(62,839)	(47,360)
Unrealized gain on fair value of derivatives	418	15,453	7,421
Interest and other income	5,542	10,791	8,704
Losses recognized under equity method investment	(844)	—	—
Interest and other expense	(93)	(102)	(130)
Net loss	(62,021)	(36,697)	(31,365)
Deemed dividend on derivatives	—	(9,081)	—
Net loss applicable to common stockholders	$(62,021)	$(45,778)	$(31,365)

Basic and diluted net loss per share applicable to common
stockholders:

Net loss per share applicable to common stockholders	$(0.79)	$(0.62)	$(0.47)
Shares used in computing net loss per share applicable to
common stockholders	78,187,795	74,206,249	66,057,367

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumu-
			Additional	Deferred	Accumu-	lated Other	Total
	Common Stock		Paid-In	Compen-	lated	Comprehensive	Stockholders’
	Shares	Amount	Capital	sation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2005	64,829,857	$65	$544,222	$(357)	$(367,729)	$(503)	$175,698
Net loss	—	—	—	—	(31,365)	—	(31,365)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	—	291	291
Cumulative translation adjustment	—	—	—	—	—	(1)	(1)
Comprehensive loss							(31,075)
Issuance of common stock and warrants in
connection with private financing, net of
issuance costs of $61	3,423,314	3	8,016	—	—	—	8,019
Stock-based compensation related to issuance of
common stock and options in exchange for
services	539,689	1	4,754	—	—	—	4,755
Issuance of common stock upon exercise of warrants	1,101,447	1	8,565	—	—	—	8,566
Issuance of common stock under employee
stock plans, net	474,630	—	3,055	—	—	—	3,055
Stock-based compensation expense under
SFAS 123R	—	—	4,009	357	—	—	4,366
401(k) contribution	80,121	—	535	—	—	—	535
Balances at December 31, 2006	70,449,058	70	573,156	—	(399,094)	(213)	173,919
Net loss	—	—	—	—	(36,697)	—	(36,697)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	—	235	235
Cumulative translation adjustment	—	—	—	—	—	11	11
Comprehensive loss							(36,451)
Reclassification of fair value of derivatives, net	—	—	21,974	—	—	—	21,974
Deemed dividend in connection with warrants to purchase
common stock, including cash consideration	—	—	12,711	—	(9,081)	—	3,630
Stock-based compensation related to issuance
of common stock and options in exchange
for services	1,169,823	1	10,149	—	—	—	10,150
Issuance of common stock upon exercise of warrants	3,470,204	4	15,147	—	—	—	15,151
Issuance of common stock under employee stock
plans, net	881,985	1	4,870	—	—	—	4,871
Stock-based compensation expense under
SFAS 123R	—	—	11,367	—	—	—	11,367
401(k) contribution	91,369	—	1,063	—	—	—	1,063
Balances at December 31, 2007	76,062,439	76	650,437	—	(444,872)	33	205,674
Net loss	—	—	—	—	(62,021)	—	(62,021)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	—	16	16
Cumulative translation adjustment	—	—	—	—	—	(9)	(9)
Comprehensive loss							(62,014)
Stock-based compensation related to issuance
of common stock in exchange for services	2,294,685	2	9,789	—	—	—	9,791
Issuance of common stock under employee stock
plans, net	2,506,424	3	2,463	—	—	—	2,466
Stock-based compensation expense under
SFAS 123R	—	—	11,493	—	—	—	11,493
401(k) contribution	206,916	—	1,045	—	—	—	1,045
Balances at December 31, 2008	81,070,464	$81	$675,227	$—	$(506,893)	$40	$168,455

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net loss	$(62,021)	$(36,697)	$(31,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,017	1,667	1,051
Accretion and amortization on investments, net	(1,153)	(3,227)	(987)
Gain on sale of fixed assets	(6)	—	—
Issuance of common stock and warrants in exchange for services
by non-employees	2,068	5,674	3,018
Stock-based compensation for employees and directors	11,493	11,367	4,582
Amortization related to 401(k) contributions	405	263	161
Loss on investments in licensees	887	106	166
Amortization of intangible assets, principally research related	—	—	377
Unrealized gain on fair value of derivatives	(418)	(15,453)	(7,421)
Changes in assets and liabilities:
Interest and other receivables	(94)	487	1,085
Prepaid assets	6,394	2,583	3,276
Investments in licensees	—	5	—
Deposits and other assets	2	(371)	(80)
Accounts payable	(443)	898	53
Accrued compensation	2,332	2,855	2,333
Accrued liabilities	(1,912)	2,418	917
Deferred revenue	(240)	(945)	(2,126)
Research funding payments	—	—	(1,418)
Advance payment from related party for research and development	(1,287)	1,727	—
Translation adjustment	(9)	11	(1)
Net cash used in operating activities	(41,985)	(26,632)	(26,379)
Cash flows from investing activities
Restricted cash transfer	1,624	(1,910)	—
Loan to related party	(1,500)	—	—
Proceeds from sale of fixed assets	15	—	—
Capital expenditures	(2,337)	(2,990)	(779)
Purchases of marketable securities	(78,332)	(154,876)	(135,883)
Proceeds from maturities of marketable securities	86,000	175,816	153,543
Net cash provided by investing activities	5,470	16,040	16,881
Cash flows from financing activities
Repurchase of common stock	(455)	—	—
Payments of obligations under capital leases and equipment loans	—	—	(55)
Proceeds from issuance of common stock and warrants, net of issuance costs	293	20,735	48,802
Net cash (used in) provided by financing activities	(162)	20,735	48,747
Net (decrease) increase in cash and cash equivalents	(36,677)	10,143	39,249
Cash and cash equivalents, at beginning of year	146,025	135,882	96,633
Cash and cash equivalents, at end of year	$109,348	$146,025	$135,882

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 300,011, 2,063,459 and 1,994,944 shares for 2008, 2007 and 2006, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and U.S. Treasury securities. Our investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper with original maturities ranging from three to ten months.

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income on our consolidated statements of operations. We recognize a charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including the length of time and extent to which the fair value has been less than our amortized cost basis, the financial condition and near-term prospects of the security issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in market value judged other-than-temporary result in a charge to interest and other income. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2008, 2007 and 2006. See Note 2 on Fair Value Measurements.

Marketable and Non-Marketable Investments in Licensees

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

     We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees. Under this method, we increase (decrease) the carrying value of our investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We monitor our investments in licensees for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Other-than-temporary charges are included in interest and other income. Factors used in determining whether an other-than-temporary charge should be recognized include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. See Note 2 on Fair Value Measurements.

Fair Value of Derivatives

     We apply the provisions of several accounting pronouncements, including Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150) and Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) to determine whether financial instruments or a component of a financial instrument should be classified within assets, liabilities or stockholders’ equity.

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

Revenue Recognition

     We apply the principles and guidance outlined in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (Issue 00-21) in accounting for revenue. Issue 00-21 provides a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria, under Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104) separately for each of the separate units. Our arrangements generally do not contain a general right of return relative to the delivered item.

     We have several license agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Upfront nonrefundable signing, license or non-exclusive option fees are recognized as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. Milestone payments, which are subject to substantive contingencies, are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the portion of research and license payments received which has not been earned. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We recognize revenue under collaborative agreements as the related research and development costs for services are rendered. We recognize related party revenue under collaborative agreements as the related research and development costs for services are rendered and when the source of funds have not been derived from our contributions to the related party.

Restricted Cash

     The components of restricted cash are as follows:

	December 31,
	2008	2007
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	258	250
Funds held in trust for creditors of TA Therapeutics, Ltd.	28	1,660
	$816	$2,440

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

Stock-Based Compensation

     Geron maintains various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee members of the Board of Directors and consultants. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP purchases) based upon the grant-date fair value of those awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), which provides guidance regarding the interpretation and interaction of SFAS 123R and certain SEC rules and regulations. We have applied the provisions of SAB 107 in our adoption of SFAS 123R in assessing our expected stock price volatility. We previously accounted for our stock-based awards under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We used the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock-based awards. For additional information, see Note 8 on Stockholders’ Equity. The determination of fair value for stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee exercise behaviors. The stock-based compensation expense related to restricted stock awards is determined using the fair value of Geron common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award.

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

     The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2008	2007
	(In thousands)
Unrealized gain on available-for-sale securities and
marketable investments in licensees	$211	$195
Foreign currency translation adjustments	(171)	(162)
	$40	$33

     As of December 31, 2008 and 2007, we recognized other-than-temporary impairment charges of $43,000 and $106,000, respectively, related to our investments in licensees. In addition, none and $6,000 of previously recognized unrealized loss was eliminated from accumulated other comprehensive income in 2008 and 2007, respectively. See Note 2 on Fair Value Measurements.

Income Taxes

     We apply the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Any potential accrued interest and penalties related to unrecognized tax benefits within operations would be recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes.

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

Concentrations of Customers and Suppliers

     The majority of our revenue was earned in the United States. One related party customer accounted for approximately 54% for our 2008 revenues. One existing customer accounted for 79% of our 2007 revenues and 56% of our 2006 revenues.

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

Recent Accounting Pronouncements

     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of adopting SFAS 141R will depend on business combinations we execute, if any, after January 1, 2009.

     In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (Issue 07-5). This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. Issue 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. Issue 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. Issue 07-5 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted by entities that have previously adopted an alternative accounting policy. We are currently evaluating the requirements of Issue 07-5 and have not yet determined its effect, if any, on our consolidated financial statements.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. FAIR VALUE MEASUREMENTS

     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect the company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

     Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value on our consolidated balance sheet, including the general classification of such instruments pursuant to the valuation hierarchy.

Cash Equivalents and Marketable Debt Securities Available-for-Sale

     Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Examples of such Level 1 securities include highly liquid U.S. Treasury securities, U.S. government-sponsored enterprise securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 instruments include corporate notes, asset-backed securities and commercial paper.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable securities by security type at December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$106,046	$—	$—	$106,046
U.S. Treasury securities	1,254	—	—	1,254
	$107,300	$—	$—	$107,300
Restricted cash:
Certificates of deposit	$788	$—	$—	$788
Money market funds	28	—	—	28
	$816	$—	$—	$816
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$10,314	$55	$—	$10,369
Government-sponsored enterprise securities (due in
less than 1 year)	25,764	87	—	25,851
Commercial paper (due in less than 1 year)	17,176	95	—	17,271
	$53,254	$237	$—	$53,491

     Marketable securities by security type at December 31, 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$142,987	$—	$—	$142,987
Restricted cash:
Certificates of deposit	$780	$—	$—	$780
Money market funds	1,660	—		1,660
	$2,440	$—	$—	$2,440
Marketable securities:
Asset-backed securities (expected maturities due in
less than 1 year)	$18,392	$21	$—	$18,413
Commercial paper (due in less than 1 year)	37,371	191	—	37,562
Corporate notes (due in less than 1 year)	4,006	—	(2)	4,004
	$59,769	$212	$(2)	$59,979

     Marketable securities with unrealized losses at December 31, 2008 and 2007 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of December 31, 2008:
Investments in licensees	$—	$—	$1	$(26)	$1	$(26)

As of December 31, 2007:
Corporate notes	$3,997	$(2)	$—	$—	$3,997	$(2)
Investments in licensees	12	(15)	—	—	12	(15)
	$4,009	$(17)	$—	$—	$4,009	$(17)

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The gross unrealized losses related to corporate notes were due to changes in interest rates. The gross unrealized losses related to investments in licensees were a result of declining valuations for those biopharmaceutical companies. We have determined that the gross unrealized losses on our investment securities as of December 31, 2008 and 2007 are temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Marketable and Non-Marketable Investments in Licensees

      Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include publicly traded equities. Significant investments in licensees accounted for under the equity method of accounting or equity securities in non-marketable companies are not measured at fair value which excludes them from SFAS 157.

     We recognized charges of $43,000, $106,000 and $172,000 in 2008, 2007 and 2006, respectively, related to other-than-temporary declines in the fair values of certain of our investments in licensees. As of December 31, 2008 and 2007, the carrying values of our investments in non-marketable nonpublic companies were $656,000 and $43,000, respectively. We recognized net realized gains of none, $1,000 and $7,000 for 2008, 2007 and 2006, respectively, related to sales of investments in licensees. See Note 3 on Joint Ventures and Related Party Transactions for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 classification of the valuation hierarchy.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

December 31,
	2008	2007
Dividend yield	None	None
Expected volatility range	0.749 to 0.758	0.435 to 0.763
Risk-free interest rate range	0.57% to 1.71%	3.06% to 3.73%
Expected term	1 yr to 6 yrs	2 yrs to 7 yrs

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

     As of December 31, 2008 and 2007, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

					Fair Value at
	Exercise	Number of			December 31,
Issuance Date	Price	Shares	Exercisable Date	Expiration Date	2008	2007
					(In thousands)
April 2005	$7.95	351,852	April 2005	April 2010	$295	$338
March 2005	$6.39	310,000	January 2007	March 2015	889	1,264
		661,852			$1,184	$1,602

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. In order for a warrant to be classified as permanent equity under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (Issue 00-19) the settlement of such warrant in shares must be within the company’s control. Issue 00-19 states that the ability to make timely filings and, therefore, the delivery of registered shares, is not within the control of a company. As a result, Issue 00-19 presumes net-cash settlement, thus requiring these warrants to purchase shares of our common stock issued in connection with equity financings pursuant to effective shelf registration statements to be considered liabilities.

     In March and July 2007, we amended certain warrant agreements to address the presumption under Issue 00-19 of net-cash settlement in the event that registered shares are not available to settle the warrants. The amendments enable the settlement of such warrants to be within the Company’s control. In particular, the amendments: (i) preclude the warrant holders from exercising the warrants or require the warrant holders to exercise the warrants on a net-share settled basis to enable the issuance of shares that qualify for an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, when there is no registration statement in effect with respect to the shares underlying the warrants; (ii) provide an explicit clarification that the warrants are not to be settled in cash; and (iii) provide that we shall use reasonable best efforts to maintain currently effective shelf registration statements, instead of requiring a commitment to maintain the effectiveness of currently effective shelf registration statements. On the effective date of these amendments, the change in fair value from the most recent reporting date to the effective date of the amendments was recorded in the consolidated statements of operations and the then-current fair value for the warrants of $23,862,000 was reclassified from liabilities to equity. Any changes in fair value subsequent to these reclassifications shall not be recognized as long as the warrants continue to be classified as equity. There were no reclassifications from liabilities to equity for warrants in 2008.

     Non-employee options whose performance obligations are complete are subject to liability classification under Issue 00-19. Prior to completion of the performance obligations, provisions of EITF 96-18 are applied in accounting for the non-employee options. In 2007, net reclassification of $1,888,000 from equity to liabilities has been included in our consolidated balance sheet for non-employee options subject to liability classification under Issue 00-19. No reclassifications were made in 2008 for non-employee options.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$106,046	$—	$—	$106,046
U.S. Treasury securities(2)	11,623	—	—	11,623
Government-sponsored enterprise securities(3)	25,851	—	—	25,851
Commercial paper(3)	—	17,271	—	17,271
Marketable investments in licensees(4)	1	—	—	1
Total	$143,521	$17,271	$—	$160,792

Liabilities
Derivatives(5)	$—	$—	$1,184	$1,184

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________

(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)	Included in cash and cash equivalents and marketable securities on our consolidated balance sheet.

(3)	Included in marketable securities on our consolidated balance sheet.

(4)	Included in investments in licensees on our consolidated balance sheet.

(5)	Included in fair value of derivatives on our consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2008 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2008
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains	Sales,	Transfers		Instruments
	Fair Value at	Included in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	December 31,	December 31, 2008
(In thousands)	2007	(1)	net	Level 3	2008	(1)
Derivative liabilities	$1,602	$418	$ —	$ —	$1,184	$418
____________________

(1)	Reported as unrealized gain on fair value of derivatives on our consolidated statements of operations.

Credit Risk

     We place our cash, restricted cash, cash equivalents, and marketable securities with six financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of investment grade U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we direct the preclinical and drug development activities, own a 75% voting interest and exercise control over the company. Upon any winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT’s efforts up

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to a fixed amount based on BRC’s cash contributions. Upon a winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties.

     As a result of our obtaining control over TAT, we have included the results of TAT in our consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Aggregate cash contributions of $4,090,000 by BRC to TAT and cash contributions of $4,000,000 by Geron to TAT made in 2007 represent funding for future research and development activities to be undertaken by BRC or Geron on behalf of TAT. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our consolidated balance sheet. The advance payment from BRC has been recognized as either reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenues from collaborative agreements in our consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. For the years ended December 31, 2008, 2007 and 2006, we incurred related party research and development costs of $794,000, $941,000 and $446,000, respectively. For the years ended December 31, 2008, 2007 and 2006, we recognized related party revenue of $79,000, $487,000 and $446,000, respectively. As of December 31, 2008, the net balance of the advance payment from BRC was $440,000. Amounts recognized in our consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be three months.

Start Licensing and ViaGen, Inc.

     In April 2005, Geron and Exeter Life Sciences, Inc. (Exeter) established Start Licensing, Inc. (Start), a joint venture to manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter owned 49.9% and 50.1% of Start, respectively. In connection with the establishment of Start, we granted a worldwide, exclusive, non-transferable license to our patent rights to nuclear transfer technology for use in animal cloning, with the right to sublicense such patent rights. These patent rights include patents originally licensed from the Roslin Institute in Edinburgh, Scotland in conjunction with Geron’s 1999 acquisition of Roslin BioMed, as well as patents covering technology arising from subsequent animal cloning work that we funded at the Roslin Institute. Since there was no net book value associated with the patent rights at the execution of the joint venture, no initial value was recognized for our investment in Start. We did not apply the equity method of accounting since our proportionate share of net losses in Start exceeded our original carrying value of the investment and we had no commitments to provide financial support or obligations to perform services or other activities for Start.

     On August 8, 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction and at December 31, 2008 was as follows: Exeter – 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value has been applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended has been carried over to the investment in ViaGen.

     On September 4, 2008, Geron provided a $1,500,000 loan to ViaGen in connection with ViaGen acquiring an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. The loan bears an interest rate of 6% per annum and

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is convertible into ViaGen equity at Geron’s option at the then current market value. If not converted, the principal amount of the loan plus any accrued interest is due in cash on December 31, 2009. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

     In accordance with the equity method of accounting, we increase (decrease) the carrying value of our investment in ViaGen by our proportionate share of ViaGen’s earnings (losses). If equity method losses exceed the carrying value of the investment, losses are then applied against any advances to ViaGen, including any commitments to provide financial support until those amounts are reduced to zero. The equity method of accounting shall then be suspended until income is subsequently reported. When income is reported, Geron’s proportionate share of income shall first be applied to recognize the equity method losses accumulated during the time the equity method was suspended and then to restore the adjusted basis of the loan.

     As of December 31, 2008, we adjusted the basis of our loan to ViaGen by $844,000 for our proportionate share of ViaGen’s operating losses for the year ended December 31, 2008. Our share of losses is recorded in the consolidated statements of operations under losses recognized under equity method investment. The adjusted basis of our investment in ViaGen at December 31, 2008 is $656,000 which is reflected under investments in licensees on our consolidated balance sheet.

4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2008	2007
	(In thousands)
Furniture and computer equipment	$4,232	$3,683
Lab equipment	10,124	9,535
Leasehold improvements	7,315	6,282
	21,671	19,500
Less accumulated depreciation and amortization	(17,285)	(15,425)
	$4,386	$4,075

5. EQUIPMENT LINE

     In 2008, we renewed our equipment financing facility and had approximately $500,000 available for borrowing as of December 31, 2008. The drawdown period under the equipment financing facility expires in March 2009. Each drawdown bears an initial fixed interest rate equal to one-half percentage point below the Prime Rate until the expiration of the drawdown period. Any outstanding drawdowns at the end of the drawdown period shall bear a fixed interest rate equal to 2.35% in excess of the U.S. Treasury Securities Rate in effect on such date. Repayment of any outstanding drawdowns shall be made in 47 equal monthly installments of principal and interest beginning after the expiration of the drawdown period. Drawdowns are secured by a certificate of deposit. No drawdowns have been made under this facility. No balance remained outstanding related to obligations under previous equipment loans as of December 31, 2008 and 2007.

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Sponsored research agreements	$178	$735
Service provider obligations	237	942
Clinical trials	649	217
Related party payable	270	1,029
Other	914	1,591
	$2,248	$4,514

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

     In March 2008, as payment of the total rent due for our premises at 200 Constitution Drive and 230 Constitution Drive in Menlo Park, California, for the period from August 1, 2008 through July 31, 2012, we issued to the lessor of those premises 742,158 shares of our common stock. The fair value of the common stock of $3,191,000 was recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

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

     Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock. Rent expense under operating leases was approximately $1,259,000, $1,029,000 and $678,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Severance Plan

     We have a Change of Control Severance Plan (the Severance Plan) that applies to all employees, and provides for each employee to receive a severance payment upon a triggering event following a change of control. A triggering event is defined as an event where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control; or (ii) an employee is not offered comparable employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control or any employment offer is rejected; or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within six months following a change of control due to a material change in the terms of employment. Severance payments range from two to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. We have not made any payments under our Severance Plan.

Indemnifications to Officers and Directors

     Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Geron. In addition, we have entered into separate indemnification agreements with each of our directors which provide for indemnification of these directors under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value of these obligations was zero on our consolidated balance sheets as of December 31, 2008 and 2007.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

Warrants

     As of December 31, 2008, the following warrants to purchase our common stock were outstanding and classified as equity.

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
		7,475,082

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 Equity Incentive Plan

     In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of December 31, 2008, we had reserved 15,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. All other stock option prices are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

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

     Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2008 and 2007, we repurchased 114,914 and 3,575 shares, respectively, related to restricted stock awards for payroll tax withholdings. As of December 31, 2008, no shares outstanding were subject to repurchase.

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

2006 Directors’ Stock Option Plan

     In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of December 31, 2008, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. As of December 31, 2008, 248,750 options have been granted under the 2006 Directors Plan. The 2006 Directors Plan provides that each person who becomes a non-employee director after the effective date of the 2006 Directors Plan, whether by election by our stockholders or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date on which such person first becomes a non-employee director (First Option). In addition, non-employee directors (other than the Chairman of the Board of Directors) will automatically be granted a subsequent option on the date of the annual meeting of stockholders in each year during such director’s service on the Board (Subsequent Option) to purchase 20,000 shares of common stock under the 2006 Directors Plan. In the case of the Chairman of the Board of Directors, the Subsequent Option is for 40,000 shares of common stock. We grant an option to purchase 2,500 shares to each non-employee director (other than the Chairmen of such committees) on the date of each annual meeting during the director’s

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service on the Audit Committee, Nominating Committee or Compensation Committee (Committee Service Option). The Committee Service Option for the Chairman of the Audit Committee is for 10,000 shares of common stock and the Nominating and Compensation Committee Chairmen each receive an option to purchase 5,000 shares of common stock.

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

     Aggregate option activity for the 1992 Plan, 2002 Plan, 1996 Directors Plan and 2006 Directors Plan is as follows:

		Outstanding Options
				Weighted Average	Aggregate
	Shares		Weighted Average	Remaining	Intrinsic
	Available	Number of	Exercise Price	Contractual Life	Value
	For Grant	Shares	Per Share	(In years)	(In thousands)
Balance at December 31, 2005	5,047,456	7,786,707	$7.98		$4,529
Additional shares authorized	4,500,000	—	$—
Options granted	(1,904,558)	1,904,558	$6.87
Awards granted	(249,563)	—	$—
Options exercised	—	(243,625)	$4.89
Options canceled/forfeited	441,194	(441,194)	$9.17
1992 Plan and 1996 Directors
Plan options expired	(107,913)	—	$—
Balance at December 31, 2006	7,726,616	9,006,446	$7.77		$18,290
Additional shares authorized	2,000,000	—	$—
Options granted	(1,674,759)	1,674,759	$8.29
Awards granted	(2,170,882)	—	$—
Options exercised	—	(282,597)	$5.95
Options canceled/forfeited	387,872	(387,872)	$9.15
Awards canceled/repurchased	19,900	—	$—
1992 Plan and 1996 Directors
Plan options expired	(129,892)	—	$—
Balance at December 31, 2007	6,158,855	10,010,736	$7.86		$2,596
Additional shares authorized	2,000,000	—	$—
Options granted	(2,060,025)	2,060,025	$3.99
Awards granted	(1,227,522)	—	$—
Options exercised	—	(146)	$3.97
Options canceled/forfeited	1,584,685	(1,584,685)	$6.19
Awards canceled/repurchased	209,929	—	$—
1992 Plan and 1996 Directors
Plan options expired	(844,474)	—	$—
Balance at December 31, 2008	5,821,448	10,485,930	$7.35	6.05	$2,071
Options exercisable at
December 31, 2008		7,483,714	$8.05	4.96	$917
Options fully vested and expected
to vest at December 31, 2008		10,132,859	$7.42	5.95	$1,916

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $4.67 per share as of December 31, 2008, which would have been received by the option holders had all the option holders exercised their options as of that date.

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant for 2008, 2007 and 2006. There were no options granted with an exercise price greater than grant date fair market value in 2008 or 2006. There were 6,000 options granted to employees with an exercise price greater than grant date fair market value with a weighted average exercise price of $7.48 per share in 2007. As of December 31, 2008, 2007 and 2006, there were 7,483,714, 7,308,554 and 6,438,557 exercisable options outstanding at weighted average exercise prices per share of $8.05, $7.98 and $8.11, respectively.

     The total pretax intrinsic value of stock options exercised during 2008, 2007 and 2006 was none, $741,000 and $776,000, respectively. Cash received from the exercise of options in 2008, 2007 and 2006 totaled approximately $1,000, $1,681,000 and $1,190,000, respectively. No income tax benefit was realized from stock options exercised in 2008 since we reported an operating loss.

     Information about stock options outstanding as of December 31, 2008 is as follows:

			Options Outstanding
				Weighted Average
			Weighted Average	Remaining
			Exercise Price	Contractual Life
Exercise Price Range		Number	Per Share	(In years)
$1.83–	$3.97	2,490,828	$3.88	7.71
$3.98–	$6.40	2,336,475	$5.82	6.23
$6.55–	$7.56	2,361,129	$7.04	6.97
$7.57–	$11.00	2,256,136	$9.11	5.12
$11.07–	$41.13	1,041,362	$15.97	1.61
$1.83–	$41.13	10,485,930	$7.35	6.05

     Aggregate restricted stock activity for the 2002 Plan is as follows:

		Weighted Average	Weighted Average
		Grant Date	Remaining
		Fair Value	Contractual Term
	Shares	Per Share	(In years)
Non-vested restricted stock at December 31, 2005	—	$—	—
Granted	249,563	$8.29	—
Vested	(209,563)	$8.42	—
Canceled/forfeited	—	$—	—
Non-vested restricted stock at December 31, 2006	40,000	$7.57	1.54
Granted	2,170,882	$8.64	—
Vested	(642,903)	$7.49	—
Canceled/forfeited	(16,325)	$9.32	—
Non-vested restricted stock at December 31, 2007	1,551,654	$9.08	1.05
Granted	1,227,522	$4.21	—
Vested	(1,427,626)	$6.54	—
Canceled/forfeited	(95,015)	$7.63	—
Non-vested restricted stock at December 31, 2008	1,256,535	$7.32	2.42

     The total fair value of restricted stock that vested during 2008, 2007 and 2006 was $6,184,000, $4,820,000 and $1,765,000, respectively.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

     In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of December 31, 2008, we had reserved an aggregate of 600,000 shares of common stock for issuance under the Purchase Plan. Approximately 479,000 and 379,000 shares have been issued under the Purchase Plan as of December 31, 2008 and 2007, respectively. As of December 31, 2008, 120,855 shares were available for issuance under the Purchase Plan.

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

     The following table summarizes the stock-based compensation expense related to share-based payment awards under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 which was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Research and development	$5,492	$6,064	$2,310
General and administrative	6,001	5,303	2,056
Stock-based compensation expense included in operating expenses	$11,493	$11,367	$4,366

     The fair value of options granted in fiscal years 2008, 2007 and 2006 reported above has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility range	0.527 to 0.596	0.737 to 0.774	0.783 to 0.824
Risk-free interest rate range	2.08% to 3.57%	3.40% to 5.05%	4.28% to 5.14%
Expected term	5yrs	5yrs	5yrs

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of the employee stock purchases in fiscal years 2008, 2007 and 2006 under the Purchase Plan has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility range	0.458 to 0.593	0.419 to 0.471	0.392 to 0.544
Risk-free interest rate range	2.13% to 4.97%	4.97% to 5.26%	3.51% to 5.31%
Expected term	6 mos to 12 mos	6 mos to 12 mos	6 mos to 12 mos

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

     As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.06, $5.37 and $4.64 per share, respectively. The weighted average estimated fair value of purchase rights under our Purchase Plan for the years ended December 31, 2008, 2007 and 2006 was $1.40, $2.34 and $2.14 per share, respectively. As of December 31, 2008, total compensation cost related to unvested stock awards not yet recognized was $14,091,000, net of estimated forfeitures, which is expected to be recognized over the next 34 months on a weighted-average basis.

Stock-Based Compensation to Service Providers

     We grant options and warrants to consultants from time to time in exchange for services performed for us. In general, these options vest over the contractual period of the consulting arrangement and warrants are fully vested on the grant date. We granted options and warrants to consultants to purchase none, 125,000 and 3,448 shares of our common stock in 2008, 2007 and 2006, respectively. The fair value of these options and warrants is being amortized to expense over the vesting term of the options and warrants. In addition, we will record any additional increase in the fair value of the option or warrant as the options and warrants vest. We recorded expense of none, $1,466,000 and $606,000 for the fair value of these options and warrants in 2008, 2007 and 2006, respectively. As of December 31, 2008, the total fair value of options and warrants granted to consultants has been fully amortized.

     We also grant common stock to consultants, vendors and research institutions in exchange for services either performed or to be performed for us. In 2008, 2007 and 2006, we issued 2,294,685, 1,169,823 and 539,689 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we recorded a prepaid asset equal to the fair market value of the granted shares on the date of grant and amortize to expense on a pro-rata basis as services are performed. In 2008, 2007 and 2006, we recognized approximately $8,723,000, $6,304,000 and $3,594,000, respectively, of expense in connection with stock grants to consultants, vendors and research institutions. As of December 31, 2008, $1,108,000 related to vendor stock grants remained as a prepaid asset which is being amortized to research and development expense on a pro-rata basis as services are incurred. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2008, have a prepaid balance of $3,558,000 which is being amortized to rent expense on a straight-line basis over the term of the leases until July 31, 2012.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2008 is as follows:

Outstanding stock options	10,485,930
Options and awards available for grant	5,821,448
Employee stock purchase plan	120,855
Warrants outstanding	7,826,934
Total	24,255,167

Share Purchase Rights Plan

     On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock, par value $0.001 per share, or of any company into which we are merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2008, no rights were exercisable into any shares of common stock.

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

     In December 2008, 2007 and 2006, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2008, 2007 and 2006 contributions, respectively. The matching contributions are invested in our common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

     For the vested portion of the 2008 match under this plan, we recorded $631,000 as research and development expense and $134,000 as general and administrative expense. For the vested portion of the 2007 match under this plan, we recorded $570,000 as research and development expense and $70,000 as general and administrative expense. For the vested portion of the 2006 match under this plan, we recorded $432,000 as research and development expense and $61,000 as general and administrative expense. As of December 31, 2008, approximately $381,000 remains unvested for the 2007, 2006 and 2005 matches.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31 are as follows:

	2008	2007
	(In thousands)
Net operating loss carryforwards	$157,600	$138,500
Purchased technology	12,600	13,800
Research credits	22,600	22,800
Capitalized research and development	14,600	13,100
License fees	2,200	2,800
Other — net	10,900	8,500
Total deferred tax assets	220,500	199,500
Valuation allowance for deferred tax assets	(220,500)	(199,500)
Net deferred tax assets	$—	$—

     In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $21,000,000, $22,900,000 and $18,100,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $5,100,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     As of December 31, 2008, we had domestic federal net operating loss carryforwards of approximately $412,200,000 expiring at various dates beginning 2009 through 2028, and state net operating loss carryforwards of approximately $144,300,000 expiring at various dates beginning 2012 through 2028, if not utilized. Our foreign net operating loss carryforwards of approximately $36,500,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of approximately $14,200,000 expiring at various dates beginning in 2009 through 2028, if not utilized. Our state research and development tax credit carryforwards of approximately $12,400,000 carry forward indefinitely.

     Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

     On January 1, 2007, we adopted the provisions of FIN 48. At the date of adoption, we had no unrecognized tax benefits. We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, primarily Scotland and Hong Kong, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

10. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our executive management team represents our chief decision maker, as defined under SFAS 131. To date, we have viewed our operations as one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

11. STATEMENT OF CASH FLOWS DATA

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Supplemental information:
Interest paid	$—	$—	$1
Supplemental operating activities:
Cash in transit	$—	$7	$49
Issuance of common stock and warrants to purchase common stock
for services rendered to date or to be received in future periods	$7,854	$5,121	$1,737
Unrealized (loss) gain on investments in licensees	$(11)	$(9)	$10
Reclassification between derivative liabilities and equity, net	$—	$21,974	$1,002
Issuance of common stock for 401(k) contributions and year-end
bonuses	$3,137	$3,590	$1,866
Supplemental investing activities:
Net unrealized gain on available-for-sale securities	$27	$244	$281
Supplemental financing activities:
Deemed dividend on derivatives	$—	$9,081	$—

     There was no interest expense for the years ended December 31, 2008 and 2007. Interest expense was $14,000, for the year ended December 31, 2006.

12. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2008
Revenues	$1,694	$198	$367	$544
Operating expenses	17,643	15,656	18,301	18,247
Net loss applicable to common stockholders	(13,674)	(13,564)	(17,151)	(17,632)
Basic and diluted net loss per share applicable to
common stockholders	$(0.18)	$(0.17)	$(0.22)	$(0.22)
Year Ended December 31, 2007
Revenues	$916	$889	$1,130	$4,687
Operating expenses	17,318	17,655	16,465	19,023
Net income (loss)	1,167	(13,985)	(12,834)	(11,045)
Deemed dividend on derivatives	(3,661)	—	—	(5,420)
Net loss applicable to common stockholders	(2,494)	(13,985)	(12,834)	(16,465)
Basic and diluted net loss per share applicable to
common stockholders	$(0.03)	$(0.19)	$(0.17)	$(0.22)

     Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

Vendor Stock Issuances

     In January 2009, we issued 163,666 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,185,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately four months.

     In January 2009, we issued 69,290 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $502,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately three months.

     In January 2009, we issued 30,884 shares of our common stock to Samchully Pharmaceutical Co., Ltd. (Samchully) in a private placement as advance consideration related to a services agreement pursuant to which Samchully is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $224,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately three months.

Public Offering

     In February 2009, we completed an underwritten public offering of 7,250,000 shares of common stock, at a public offering price of $6.60 per share, resulting in net cash proceeds of approximately $45,682,500, after deducting the underwriting discounts and commissions and estimated offering expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2008 and as of the date of this filing.

     There have been no significant changes in Geron’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2008.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

THOMAS B. OKARMA	DAVID L. GREENWOOD
President and Chief Executive Officer	Executive Vice President
Chief Financial Officer

(III) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Geron Corporation

     We have audited Geron Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geron Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Geron Corporation and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 25, 2009

ITEM 9B. OTHER INFORMATION

     Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

     The information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 29, 2009, to be filed with the Securities and Exchange Commission (the Proxy Statement).

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

Section 16(a) Compliance

     Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Audit Committee Report

     The information required by this Item is incorporated by reference from the section captioned “Audit Committee Report” contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in the Proxy Statement.

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

     The information required by this Item is incorporated by reference from the sections captioned “Proposal 1: Election of Directors,” “Certain Transactions” and “Executive Compensation” contained in the Proxy Statement.

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

     (3) Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(1)	Form of Common Stock Certificate
4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.3(5)	Form of Indenture
4.4(6)	Form of Indenture
4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named
4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.8(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.9(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000

4.10(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001
4.11(13)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.12(14)	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.13(15)	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.14(16)	Form of D Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.15(17)	Convertible Promissory Note between Registrant and ViaGen, Inc. dated September 3, 2008
10.1(1)	Form of Indemnification Agreement
10.2(18)	1992 Stock Option Plan, as amended
10.3(19)	1996 Employee Stock Purchase Plan, as amended
10.4(20)	1996 Directors’ Stock Option Plan, as amended
10.5(21)	Amended and Restated 2002 Equity Incentive Plan
10.6(22)	Amended and Restated 2006 Directors’ Stock Option Plan
10.7(1)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(23)†	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation
10.9(1)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(24)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University
10.12(25)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. and the Roslin Institute
10.13(26)†	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation
10.14(27)†	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation
10.15(28)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.16(29)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.17(30)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.18(31)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.19(32)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.20(33)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.21	Amendment to employment agreement between Registrant and Thomas Okarma, dated December 19, 2008
10.22	Amendment to employment agreement between Registrant and David Greenwood, dated December 19, 2008
10.23	Amendment to employment agreement between Registrant and David Earp, dated December 19, 2008
10.24	Amendment to employment agreement between Registrant and Calvin Harley, dated December 19, 2008
10.25	Amendment to employment agreement between Registrant and Melissa Kelly Behrs, dated December 19, 2008
10.26	Amendment to employment agreement between Registrant and Jane Lebkowski, dated December 19, 2008
10.27	Amended and Restated Severance Plan, effective December 19, 2008

10.28(34)†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003
10.29(35)†	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.
10.31(36)	Fifth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008
10.32(37)	Second Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008
10.28(38)	Restructuring Agreement between Biotechnology Research Corporation and Registrant, dated June 15, 2007
10.29(39)	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation, Registrant and TA Therapeutics, Ltd., dated June 15, 2007
10.30(40)†	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.
10.31(41)	Contribution Agreement between Registrant and ViaGen, Inc. dated August 8, 2008
10.32(42)	Loan Agreement between Registrant and ViaGen, Inc. dated September 3, 2008
14.1(43)	Code of Conduct
21.1(44)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
____________________
†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.
(3)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.
(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.
(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.

(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(13)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.
(14)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(16)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2008.
(18)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 9, 2001.
(19)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(20)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(21)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.
(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.
(23)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.
(24)	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(25)	Incorporated by reference to identically numbered exhibit filed on the Registrant’s Form 8-K filed on May 18, 1999.
(26)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(28)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(29)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(30)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(31)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(32)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(33)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.

(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 25, 2004.
(36)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2008.
(37)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2008.
(38)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.
(39)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.
(40)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.
(41)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 12, 2008.
(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2008.
(43)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.
(44)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 28, 2008.

(b)	Reports on Form 8-K

None.

(c)	Index to Exhibits

See Exhibits listed under Item 15(a)(3) above.

(d)	Financial Statements And Schedules

The financial statement schedules required by this Item are listed under Item 15(a)(1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: February 27, 2009	By:	/s/ THOMAS B. OKARMA
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

Signature	Title	Date
/s/ THOMAS B. OKARMA	President, Chief Executive Officer and Director	February 27, 2009
THOMAS B. OKARMA	(Principal Executive Officer)

/s/ DAVID L. GREENWOOD	Executive Vice President, Chief Financial Officer,	February 27, 2009
DAVID L. GREENWOOD	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ ALEXANDER E. BARKAS	Director	February 27, 2009
ALEXANDER E. BARKAS

/s/ EDWARD V. FRITZKY	Director	February 27, 2009
EDWARD V. FRITZKY

/s/ CHARLES J. HOMCY	Director	February 27, 2009
CHARLES J. HOMCY

/S/ THOMAS D. KILEY	Director	February 27, 2009
THOMAS D. KILEY

/s/ PATRICK J. ZENNER	Director	February 27, 2009
PATRICK J. ZENNER

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant
3.3(3)	Bylaws of Registrant
4.1(1)	Form of Common Stock Certificate
4.2(4)	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.3(5)	Form of Indenture
4.4(6)	Form of Indenture
4.5(7)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.6(8)	Form of Senior Indenture, between the Registrant and one or more trustees to be named
4.7(9)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named
4.8(10)	Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.9(11)	Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated March 9, 2000
4.10(12)	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 30, 2001
4.11(13)	Form of Warrant, issued by the Registrant to certain purchasers, dated April 22, 2005
4.12(14)	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.13(15)	Form of A Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.14(16)	Form of D Warrant, Amended and Restated, dated December 21, 2007 issued by the Registrant to certain Purchasers
4.15(17)	Convertible Promissory Note between Registrant and ViaGen, Inc. dated September 3, 2008
10.1(1)	Form of Indemnification Agreement
10.2(18)	1992 Stock Option Plan, as amended
10.3(19)	1996 Employee Stock Purchase Plan, as amended
10.4(20)	1996 Directors’ Stock Option Plan, as amended
10.5(21)	Amended and Restated 2002 Equity Incentive Plan
10.6(22)	Amended and Restated 2006 Directors’ Stock Option Plan
10.7(1)†	Patent License Agreement dated September 8, 1992 between the Registrant and University of Texas Southwestern Medical Center at Dallas
10.8(23)†	Intellectual Property License Agreement dated December 9, 1996 between the Registrant and University Technology Corporation
10.9(1)†	Exclusive License Agreement dated February 2, 1994 between the Registrant and the Regents of the University of California
10.10(24)†	License Agreement dated August 1, 1997 between the Registrant and The Johns Hopkins University
10.12(25)†	License Agreement dated May 3, 1999, among the Registrant, Roslin Bio-Med Ltd. and the Roslin Institute
10.13(26)†	First Amendment to Intellectual Property License Agreement dated July 23, 2001, by and among the Registrant and University Technology Corporation

10.14(27)†	License Agreement dated as of January 8, 2002, by and between the Registrant and Wisconsin Alumni Research Foundation
10.15(28)	Employment agreement between Registrant and Thomas Okarma, dated January 21, 2003
10.16(29)	Employment agreement between Registrant and David Greenwood, dated January 21, 2003
10.17(30)	Employment agreement between Registrant and David Earp, dated January 21, 2003
10.18(31)	Employment agreement between Registrant and Calvin Harley, dated January 21, 2003
10.19(32)	Employment agreement between Registrant and Melissa Kelly, dated January 21, 2003
10.20(33)	Employment agreement between Registrant and Jane Lebkowski, dated January 21, 2003
10.21	Amendment to employment agreement between Registrant and Thomas Okarma, dated December 19, 2008
10.22	Amendment to employment agreement between Registrant and David Greenwood, dated December 19, 2008
10.23	Amendment to employment agreement between Registrant and David Earp, dated December 19, 2008
10.24	Amendment to employment agreement between Registrant and Calvin Harley, dated December 19, 2008
10.25	Amendment to employment agreement between Registrant and Melissa Kelly Behrs, dated December 19, 2008
10.26	Amendment to employment agreement between Registrant and Jane Lebkowski, dated December 19, 2008
10.27	Amended and Restated Severance Plan, effective December 19, 2008
10.28(34)†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003
10.29(35)†	License Agreement dated as of March 6, 2004 by and between the Registrant and Merix Bioscience, Inc.
10.31(36)	Fifth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008
10.32(37)	Second Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008
10.28(38)	Restructuring Agreement between Biotechnology Research Corporation and Registrant, dated June 15, 2007
10.29(39)	Amended and Restated Joint Venture Agreement between Biotechnology Research Corporation, Registrant and TA Therapeutics, Ltd., dated June 15, 2007
10.30(40)†	Research, Development and Commercialization License Agreement dated July 15, 2005 between the Registrant and Merck & Co., Inc.
10.31(41)	Contribution Agreement between Registrant and ViaGen, Inc. dated August 8, 2008
10.32(42)	Loan Agreement between Registrant and ViaGen, Inc. dated September 3, 2008
14.1(43)	Code of Conduct
21.1(44)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009

____________________
†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to identically numbered exhibits filed with the Registrant’s Registration Statement on Form S-1 filed on June 12, 1996.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2006.
(3)	Incorporated by reference to identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K filed on March 13, 2000.
(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 23, 2001.
(5)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on January 29, 2002.
(6)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(7)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on May 5, 2004.
(8)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.
(9)	Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 filed on August 4, 2006.
(10)	Incorporated by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(11)	Incorporated by reference to Exhibit 4.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2000.
(12)	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(13)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on April 22, 2005.
(14)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(16)	Incorporated by reference to identically numbered exhibit filed with Registrant’s Annual Report on Form 10-K filed on February 28, 2008.
(17)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2008.
(18)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 9, 2001.
(19)	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(20)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2003.
(21)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.
(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007.
(23)	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 1997.

(24)	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 1997.
(25)	Incorporated by reference to identically numbered exhibit filed on the Registrant’s Form 8-K filed on May 18, 1999.
(26)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 filed on September 27, 2001.
(27)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 18, 2002.
(28)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(29)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(30)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(31)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(32)	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(33)	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2003.
(34)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2003.
(35)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 filed on March 22, 2004 and on Form S-3/A filed on June 25, 2004.
(36)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2008.
(37)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2008.
(38)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.
(39)	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2007.
(40)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2005.
(41)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 12, 2008.
(42)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2008.
(43)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 27, 2004.
(44)	Incorporated by reference to identically numbered exhibit of the Registrant’s Annual Report on Form 10-K filed on February 28, 2008.