Form 10-Q
period 2009-03-31
GERON CORP
filed 2009-04-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(650) 473-7700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 24, 2009:
Common Stock, $0.001 par value	89,053,149 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$125,601	$109,348
Restricted cash	817	816
Marketable securities	74,084	53,491
Interest and other receivables	545	882
Current portion of prepaid and other assets	3,754	3,709
Total current assets	204,801	168,246
Noncurrent portion of prepaid assets	1,905	2,236
Investments in licensees	1	657
Property and equipment, net	4,483	4,386
Deposits and other assets	343	693
	$211,533	$176,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,899	$2,414
Accrued compensation	1,275	1,398
Accrued liabilities (including amounts for related parties:
2009-$497, 2008-$270)	3,309	2,248
Current portion of deferred revenue	—	27
Fair value of derivatives	1,077	1,184
Current portion of advance payment from related party for
research and development, net	199	440
Total current liabilities	7,759	7,711
Noncurrent portion of deferred revenue	—	52
Commitments and contingencies
Stockholders’ equity:
Common stock	89	81
Additional paid-in capital	727,346	675,227
Accumulated deficit	(523,704)	(506,893)
Accumulated other comprehensive income	43	40
Total stockholders’ equity	203,774	168,455
	$211,533	$176,218

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues from collaborative agreements (including amounts from
related parties: 2009-none, 2008-$26)	$—	$79
License fees and royalties (including amounts from related
parties: 2009-none, 2008-$1,500)	444	1,615
Total revenues	444	1,694

Operating expenses:
Research and development (including amounts for related
parties: 2009-$429, 2008-$149)	13,771	13,613
General and administrative	3,378	4,030
Total operating expenses	17,149	17,643
Loss from operations	(16,705)	(15,949)
Unrealized gain on fair value of derivatives, net	77	406
Interest and other income	525	1,893
Losses recognized under equity method investment	(656)	—
Interest and other expense	(52)	(24)
Net loss	$(16,811)	$(13,674)

Basic and diluted net loss per share	$(0.20)	$(0.18)

Shares used in computing basic and diluted net loss per share	84,160,889	76,629,693

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,811)	$(13,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431	548
Accretion and amortization on investments, net	(9)	(471)
Loss (gain) on retirement/sale of property and equipment	1	(5)
Issuance of common stock in exchange for services by non-employees	745	215
Stock-based compensation for employees and directors	2,520	2,743
Amortization related to 401(k) contributions	127	155
Loss on investments in licensees	656	43
Unrealized gain on fair value of derivatives	(77)	(406)
Changes in assets and liabilities:
Other current and noncurrent assets	2,076	1,284
Other current and noncurrent liabilities	1,292	(2,991)
Advance payment from related party for research
and development	(241)	(340)
Net cash used in operating activities	(9,290)	(12,899)

Cash flows from investing activities:
Restricted cash transfer	(1)	1,361
Proceeds from sale of fixed assets	—	7
Purchases of property and equipment	(529)	(337)
Purchases of marketable securities	(48,460)	(16,237)
Proceeds from maturities of marketable securities	27,879	20,750
Net cash (used in) provided by investing activities	(21,111)	5,544

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	46,654	—
Net cash provided by financing activities	46,654	—
Net increase (decrease) in cash and cash equivalents	16,253	(7,355)
Cash and cash equivalents at the beginning of the period	109,348	146,025
Cash and cash equivalents at the end of the period	$125,601	$138,670

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2009 and condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 857,838 and 358,794 shares for 2009 and 2008, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted SFAS 157 effective January 1, 2008 for recurring financial assets and liabilities. Effective January 1, 2009, we adopted SFAS 157 for nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. Our adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and U.S. Treasury securities. Our investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper with original maturities ranging from three to eleven months.

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

Marketable and Non-Marketable Investments in Licensees

     Investments in non-marketable nonpublic companies, in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees, are carried at cost, as adjusted for other-than-temporary impairments. Investments in marketable equity securities are carried at fair value as of the balance sheet date with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses are included in interest and other income and are derived using the specific identification method.

     We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees. Under this method, we increase (decrease) the carrying value of our investment by our proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended.

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
March 31, 2009
(Unaudited)

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

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as unrealized gain (loss) on fair value of derivatives. Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Restricted Cash

     The components of restricted cash are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	259	258
Funds held in trust for creditors of TA Therapeutics, Ltd.	28	28
	$817	$816

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition, if not acquired in connection with a business combination. Research and development expenses include, but are not limited to, acquired in-process technology deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead.

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

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three months ended March 31, 2009 and 2008 which was allocated as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Research and development	$1,226	$1,371
General and administrative	1,294	1,372
Stock-based compensation expense included in operating
expenses	$2,520	$2,743

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Stock Options

     The fair value of options granted during the three months ended March 31, 2009 and 2008 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	None	None
Expected volatility	0.630	0.596
Risk-free interest rate range	1.54% to 1.81%	2.36% to 3.02%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the three months ended March 31, 2009 and 2008 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2009	2008
Dividend yield	None	None
Expected volatility range	0.536 to 1.016	0.458 to 0.473
Risk-free interest rate range	0.28% to 2.38%	3.09% to 4.97%
Expected term range	6 - 12 mos	6 - 12 mos

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

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards

     The stock-based compensation expense related to restricted stock awards is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award on a straight-line basis.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net loss	$(16,811)	$(13,674)
Change in unrealized gain on securities available-for-sale
and marketable investments in licensees	3	176
Change in foreign currency translation adjustments	—	(1)
Comprehensive loss	$(16,808)	$(13,499)

     The components of accumulated other comprehensive income are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Unrealized gain on available-for-sale securities and
marketable investments in licensees	$214	$211
Foreign currency translation adjustments	(171)	(171)
Accumulated other comprehensive income	$43	$40

2. FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, assets and liabilities recorded at fair value in the condensed consolidated balance sheet are categorized based upon the level of judgment associated with inputs used to measure their value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

Cash Equivalents and Marketable Securities Available-for-Sale

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Marketable and Non-Marketable Investments in Licensees

     Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include publicly traded equities. Significant investments in licensees accounted under the equity method of accounting or equity securities in non-marketable companies are not measured at fair value which excludes them from SFAS 157.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 classification of the valuation hierarchy.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2009	December 31, 2008
Dividend yield	None	None
Expected volatility range	0.670 to 0.967	0.749 to 0.758
Risk-free interest rate range	0.57% to 1.98%	0.57% to 1.71%
Expected term range	1 yr to 6 yrs	1 yr to 6 yrs

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

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$124,478	$—	$—	$124,478
U.S. Treasury securities (2)	10,300	—	—	10,300
Government-sponsored enterprise securities (2)	25,437	—	—	25,437
Commercial paper (2)	—	38,347	—	38,347
Marketable investments in licensees (3)	1	—	—	1
Total	$160,216	$38,347	$—	$198,563

Liabilities
Derivatives (4)	$—	$—	$1,077	$1,077
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in marketable securities on our condensed consolidated balance sheet.

(3)	Included in investments in licensees on our condensed consolidated balance sheet.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts as of March 31, 2009 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31, 2009
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gain Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	March 31,	March 31, 2009
(In thousands)	2008	(1)	net	Level 3	2009	(1)
Derivative liabilities	$1,184	$(77)	$—	$(30)	$1,077	$(92)
____________________

(1)	Reported as unrealized gain on fair value of derivatives on our condensed consolidated statements of operations.

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

     On August 8, 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction and at March 31, 2009 was as follows: Exeter – 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value has been applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended has been carried over to the investment in ViaGen.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

     We adjusted the basis of our loan to ViaGen by $656,000 for our proportionate share of ViaGen’s operating losses for the three months ended March 31, 2009. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. As of March 31, 2009, the adjusted basis of our investment in ViaGen was zero.

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

     As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either a reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenues from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. For the three months ended March 31, 2009 and 2008, we incurred related party research and development costs of $429,000 and $149,000, respectively. For the three months ended March 31, 2009 and 2008, we earned related party revenue of none and $26,000, respectively. As of March 31, 2009 and December 31, 2008, the net balance of the advance payment from BRC was $199,000 and $440,000, respectively. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be two months.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuances

     In January 2009, we issued 163,666 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,185,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $790,000 remained as a prepaid asset which is expected to be expensed over the next three months.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

     In January 2009, we issued 69,290 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $502,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $157,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     In January 2009, we issued 30,884 shares of our common stock to Samchully Pharmaceutical Co., Ltd. (Samchully) in a private placement as advance consideration related to a services agreement pursuant to which Samchully is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $224,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $224,000 remained as a prepaid asset which is expected to be expensed over the next three months.

Public Offering

     On February 19, 2009, we completed an underwritten public offering of 7,250,000 shares of our common stock at a public offering price of $6.60 per share, resulting in net cash proceeds of approximately $45,933,000 after deducting underwriting discounts and commissions and offering expenses.

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

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In Thousands)	2009	2008
	(Unaudited)
Supplemental Operating Activities:
Cash in transit from option exercises	$33	$—
Net unrealized loss on investments in licensees	—	(4)
Reclassification between derivative liabilities and equity	30	—
Shares issued for 401(k) matching contribution	665	640
Shares or warrants issued in exchange for services	1,353	5,840
Reclassification between deposits and other current assets	350	—
Supplemental Investing Activities:
Net unrealized gain on marketable securities	3	180

Geron Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

7. SUBSEQUENT EVENTS

     In April 2009 in connection with our continued collaboration with an investor and licensee and the data received under the collaboration relevant to Geron’s therapeutic programs, we modified the terms of certain outstanding warrants held by this investor by extending the exercise term and reducing the exercise price. The exercise term of warrants to purchase 200,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was modified to $17.50 per share from $67.09 per share. The exercise term of warrants to purchase 100,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was unchanged at $12.50 per share. In connection with the modifications, we expect to recognize a deemed dividend of approximately $190,000 in our condensed consolidated statements of operations for the three and six months ending June 30, 2009 for the incremental fair value of the modified warrants, as calculated using the Black Scholes option-pricing model as of the modification date.

     In April 2009, we issued 174,798 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $902,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be approximately one year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part I, Item 1A, entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     Geron is a Menlo Park, California-based biopharmaceutical company developing first-in-class therapeutic products for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The company is advancing an anti-cancer drug and a cancer vaccine that target the enzyme telomerase through multiple clinical trials. Geron is also believed to be the world leader in the development of human embryonic stem cell (hESC)-based therapeutics. The company has received clearance from the Food and Drug Administration (FDA) to begin the world’s first human clinical trial of a hESC-based therapy: GRNOPC1 for acute spinal cord injury.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009.

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

     We recognized no revenues from collaborative agreements for the three months ended March 31, 2009, compared to $79,000 for the comparable 2008 period. Revenues for 2008 primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $380,000 for the three months ended March 31, 2009, compared to $1.6 million for the comparable 2008 period related to our various agreements. In 2008, license fee revenues included recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. Current revenues may not be predictive of future revenues.

     We received royalties of $64,000 for the three months ended March 31, 2009, compared to $33,000 for the comparable 2008 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $13.8 million for the three months ended March 31, 2009, compared to $13.6 million for the comparable 2008 period. The increase in research and development expenses for the 2009 first quarter compared to the 2008 first quarter is primarily the net result of increased clinical trial costs of $427,000 as a result of increased patient enrollment for GRN163L and GRNVAC1 trials and start-up costs for the GRNOPC1 trial, offset by reduced sponsored research of $222,000. Overall, we expect research and development expenses to increase in the next year as we incur expenses related to clinical trials for GRN163L, GRNVAC1 and GRNOPC1 along with continued development of our human embryonic stem cell (hESC) programs.

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

     Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Interim data from the ongoing clinical trial of GRN163L in two patients with relapsed and refractory multiple myeloma showed the first evidence in humans of telomerase inhibition by a telomerase targeting drug. These preliminary results will help optimize dosing schedules to enable sustained telomerase inhibition that hopefully will translate into clinical activity.

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

  hESC-derived chondrocytes for the treatment of osteoarthritis;

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

     Research and development expenses allocated by program are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Oncology	$7,306	$7,571
hESC Therapies	6,465	6,042
Total	$13,771	$13,613

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

General and Administrative Expenses

     General and administrative expenses were $3.4 million for the three months ended March 31, 2009, compared to $4.0 million for the comparable 2008 period. The decrease in general and administrative expenses for the 2009 first quarter compared to the 2008 first quarter was primarily the result of reduced patent legal costs of $180,000 and reduced consulting costs of $140,000. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Fair Value of Derivatives

     Unrealized gain (loss) on fair value derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred a net unrealized gain on derivatives of $77,000 for the three months ended March 31, 2009, compared to $406,000 for the comparable 2008 period. The unrealized gain on derivatives for 2009 and 2008 primarily reflects the decreasing value of derivative liabilities currently on the condensed consolidated balance sheet based upon decreasing terms of outstanding instruments and corresponding adjustments in volatility and interest rate assumptions.

Interest and Other Income

     Interest income was $525,000 for the three months ended March 31, 2009, compared to $1.9 million for the comparable 2008 period. The decrease in interest income for the 2009 first quarter compared to the 2008 first quarter was primarily due to decreased interest rates. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     In August 2008, we exchanged our equity interest in the Start Licensing, Inc. (Start) joint venture for equity interest in ViaGen, Inc. (ViaGen). In September 2008, we provided a loan of $1.5 million to ViaGen in connection with ViaGen acquiring an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. In accordance with the equity method of accounting, we recognized losses of $656,000 for our proportionate share of ViaGen’s losses for the three months ended March 31, 2009 as an adjustment to the basis of the loan. Previously, we had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support to either company.

Interest and Other Expense

     Interest and other expense was $52,000 for the three months ended March 31, 2009, compared to $24,000 for the comparable 2008 period. The increase in interest and other expense for the 2009 first quarter compared to the 2008 first quarter was primarily due to higher investment management charges.

Net Loss

     Net loss was $16.8 million for the three months ended March 31, 2009, compared to $13.7 million for the comparable 2008 period. The increase in net loss for the 2009 first quarter compared to the 2008 first quarter was primarily due to decreased interest income, reduced revenues from milestones and recognition of losses under equity method investments.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2009 were $200.5 million, compared to $163.7 million at December 31, 2008. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and we have not to date recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2009 was primarily due to the receipt of $45.9 million in net proceeds in February 2009 from an underwritten public offering of our common stock.

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

     Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2009 and 2008 was $9.3 million and $12.9 million, respectively. The decrease in net cash used for operations in 2009 was primarily the result of changes to current and noncurrent liabilities.

     Cash Flows from Investing Activities. Net cash used in investing activities was $21.1 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $5.5 million for the comparable 2008 period. The decrease in net cash provided by investing activities reflected increased marketable securities purchases.

     As of March 31, 2009, we had approximately $500,000 available for borrowing under our equipment financing facility. We intend to renew the commitment for a new equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2009 was $46.7 million, compared to none for the comparable 2008 period. In February 2009, we completed a public offering of 7.25 million shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses.

Contractual Obligations

     As of March 31, 2009 our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2010-	2012-	After
Contractual Obligations (1)	Total	in 2009	2011	2013	2013
	(Amounts in thousands)
Equipment leases	$19	$13	$6	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	2,236	401	539	524	772
Total contractual cash obligations	$2,255	$414	$545	$524	$772
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at March 31, 2009 was $198.6 million. These investments include $124.5 million of cash equivalents which are due in less than 90 days and $74.1 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2009, there was an immaterial currency exchange impact from our intercompany transactions. As of March 31, 2009, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Furthermore, on March 9, 2009, President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells” (the Executive Order). As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), is required to review existing NIH guidelines as well as other widely-recognized guidelines relating to human stem cell research and issue new NIH guidance within 120 days of the date of the Executive Order. The new guidance will, among other things, state whether federal funding for research on new stem cell lines will be allowed. As of March 31, 2009, the new guidelines had not been issued. Certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

     Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

  harming our ability to establish critical partnerships and collaborations;

  delaying or preventing progress in our research, product development or clinical testing;

  preventing commercialization of therapies derived from human embryonic stem cells; and

  causing a decrease in the price of our stock.

RISKS RELATED TO OUR FINANCIAL POSITION AND
NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2009, our accumulated deficit was approximately $523.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     While we receive royalty revenue from licenses, we do not currently expect to receive sufficient royalty revenues from these licenses to sustain our operations. Our ability to continue or expand our research and development activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

     We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our GRN163L, GRNVAC1, GRNOPC1 and GRNCM1 programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned, our ability to develop or manufacture our product candidates could be significantly harmed.

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

     Our telomerase inhibitor compound, GRN163L, our telomerase cancer vaccine, GRNVAC1, and our hESC-based products are likely to be more expensive to manufacture than most other drugs currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like GRN163L is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a modest scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today.

     GRNVAC1 is an autologous therapy that is produced from a patient’s blood using a unique process that generates highly activated dendritic cells that contain RNA coding for the protein component of telomerase. Since the treatment is patient-specific, the manufacturing costs are higher than under a scalable production environment. We are developing procedures to differentiate hESCs to dendritic cells as an alternative to isolating dendritic cells from each patient. The hESC-derived dendritic cells could be produced scalably and could serve as a widely useful vaccine delivery vehicle. If we are unable to scalably produce dendritic cells at a lower manufacturing cost, the cost for GRNVAC1 may reduce the affordability of the therapy for patients and reduce our potential profitability.

     Our manufacturing processes for differentiated cells from hESCs are conducted at a small scale and at a high cost per unit measure. The cell-based therapies we are developing based on hESCs will probably require large quantities of cells. We continue to develop processes to scale up production of the cells in a cost-effective way. We may not be able to charge a high enough price for any cell therapy product we develop, even if it is safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

     Historically, our stock price has been extremely volatile. Between January 1999 and March 2009, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2006 and March 31, 2009, the price has ranged between a high of $10.00 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2009, we had 200,000,000 shares of common stock authorized for issuance and 89,013,842 shares of common stock outstanding. In addition, as of March 31, 2009, we have reserved for future issuance approximately 27,315,380 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On January 28, 2009, we issued 163,666 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,185,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $790,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     On January 28, 2009, we issued 69,290 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $502,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $157,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     On January 28, 2009, we issued 30,884 shares of our common stock to Samchully Pharmaceutical Co., Ltd. (Samchully) in a private placement as advance consideration related to a services agreement pursuant to which Samchully is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $224,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2009, $224,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Lonza, MPI and Samchully represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

By: /s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: April 30, 2009	(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2009.