Form 10-Q
period 2009-06-30
GERON CORP
filed 2009-07-31
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2009:
Common Stock, $0.001 par value	91,051,202 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$101,371	$109,348
Restricted cash	791	816
Marketable securities	86,475	53,491
Interest and other receivables	481	882
Current portion of prepaid and other assets	4,107	3,709
Total current assets	193,225	168,246
Noncurrent portion of prepaid assets	1,662	2,236
Investments in licensees	—	657
Property and equipment, net	4,745	4,386
Deposits and other assets	343	693
	$199,975	$176,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,453	$2,414
Accrued compensation	2,023	1,398
Accrued liabilities (including amounts for related parties:
2009-$275, 2008-$270)	3,404	2,248
Current portion of deferred revenue	—	27
Fair value of derivatives	2,407	1,184
Current portion of advance payment from related party for
research and development, net	127	440
Total current liabilities	10,414	7,711
Noncurrent portion of deferred revenue	—	52
Commitments and contingencies
Stockholders’ equity:
Common stock	91	81
Additional paid-in capital	733,151	675,227
Accumulated deficit	(543,652)	(506,893)
Accumulated other comprehensive (loss) income	(29)	40
Total stockholders’ equity	189,561	168,455
	$199,975	$176,218

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues from collaborative
agreements (including amounts from related
parties: three months - 2009-none; 2008-
$33; six months - 2009-none; 2008-$59)	$—	$87	$—	$166
License fees and royalties (including amounts
from related parties: three months - 2009-none;
2008-none; six months - 2009-none; 2008-
$1,500)	183	111	627	1,726
Total revenues	183	198	627	1,892

Operating expenses:
Research and development (including
amounts for related parties: three months -
2009-$502; 2008-$169; six months - 2009-
$931; 2008-$318)	15,112	11,614	28,883	25,227
General and administrative	3,828	4,042	7,206	8,072
Total operating expenses	18,940	15,656	36,089	33,299
Loss from operations	(18,757)	(15,458)	(35,462)	(31,407)
Unrealized (loss) gain on derivatives, net	(1,330)	495	(1,253)	901
Interest and other income	363	1,423	888	3,316
Losses recognized under equity method
investment	—	—	(656)	—
Interest and other expense	(34)	(24)	(86)	(48)
Net loss	(19,758)	(13,564)	(36,569)	(27,238)
Deemed dividend on derivatives	(190)	—	(190)	—
Net loss applicable to common stockholders	$(19,948)	$(13,564)	$(36,759)	$(27,238)

Basic and diluted net loss per share applicable
to common stockholders

Net loss per share applicable to common
stockholders	$(0.23)	$(0.17)	$(0.43)	$(0.35)

Shares used in computing net loss per share
applicable to common stockholders	88,547,553	78,142,176	86,354,221	77,385,935

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(36,569)	$(27,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884	1,145
Accretion and amortization on investments, net	164	(860)
Loss (gain) on retirement/sale of property and equipment	1	(9)
Issuance of common stock in exchange for services by non-employees	1,388	340
Stock-based compensation for employees and directors	5,092	5,609
Amortization related to 401(k) contributions	299	231
Loss on investments in licensees	676	44
Unrealized loss (gain) on derivatives, net	1,253	(901)
Changes in assets and liabilities:
Other current and noncurrent assets	3,761	3,383
Other current and noncurrent liabilities	2,817	(1,994)
Advance payment from related party for research
and development	(313)	(689)
Net cash used in operating activities	(20,547)	(20,939)

Cash flows from investing activities:
Restricted cash transfer	25	1,358
Proceeds from sale of fixed assets	—	15
Purchases of property and equipment	(1,244)	(1,168)
Purchases of marketable securities	(79,367)	(35,868)
Proceeds from maturities of marketable securities	46,130	38,000
Net cash (used in) provided by investing activities	(34,456)	2,337

Cash flows from financing activities:
Repurchase of common stock	—	(455)
Proceeds from issuances of common stock, net of issuance costs	47,026	112
Net cash provided by (used in) financing activities	47,026	(343)
Net decrease in cash and cash equivalents	(7,977)	(18,945)
Cash and cash equivalents at the beginning of the period	109,348	146,025
Cash and cash equivalents at the end of the period	$101,371	$127,080

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2009 and condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,011,597 and 316,545 shares for 2009 and 2008, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair Value of Financial Instruments

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted SFAS 157 effective January 1, 2008 for recurring financial assets and liabilities. Effective January 1, 2009, we adopted SFAS 157 for nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. Our adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and available-for-sale securities. We place our cash and cash equivalents in money market funds and U.S. Treasury securities. Our current investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper with original maturities ranging from three to eleven months.

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value judged other-than-temporary associated with credit losses result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair Value of Derivatives

     We apply the provisions of several accounting pronouncements, including Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), and Emerging Issues Task Force Issue (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Issue 00-19), to determine whether financial instruments or a component of a financial instrument should be classified within assets, liabilities or stockholders’ equity.

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as unrealized gain (loss) on derivatives. Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made.

Revenue Recognition

     We apply the principles and guidance outlined in EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (Issue 00-21), in accounting for revenue. Issue 00-21 provides a framework to (i) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement and (iii) apply relevant revenue recognition criteria, under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), separately for each of the separate units. Our arrangements generally do not contain a general right of return relative to the delivered item.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Restricted Cash

     The components of restricted cash are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	261	258
Funds held in trust for creditors of TA Therapeutics, Ltd.	—	28
	$791	$816

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

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP) based upon the grant-date fair value of those awards.

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

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2009 and 2008 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$1,111	$1,294	$2,337	$2,665
General and administrative	1,461	1,572	2,755	2,944
Stock-based compensation expense included in
operating expenses	$2,572	$2,866	$5,092	$5,609

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Stock Options

     The fair value of options granted during the six months ended June 30, 2009 and 2008 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2009	2008
Dividend yield	None	None
Expected volatility range	0.630 to 0.631	0.565 to 0.596
Risk-free interest rate range	1.54% to 2.34%	2.36% to 3.57%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the six months ended June 30, 2009 and 2008 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Restricted Stock Awards

     The stock-based compensation expense related to restricted stock awards is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures as applicable. The fair value is amortized as compensation expense over the service period of the award on a straight-line basis.

     We continue to apply the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (Issue 96-18), for our non-employee stock-based awards. Under Issue 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed consolidated statements of operations.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(19,758)	$(13,564)	$(36,569)	$(27,238)
Change in unrealized gain (loss) on
available-for-sale securities and marketable investments in licensees	(73)	(316)	(70)	(140)
Change in foreign currency translation adjustments	1	(1)	1	(2)
Comprehensive loss	$(19,830)	$(13,881)	$(36,638)	$(27,380)

     The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Net unrealized gains on available-for-sale securities and
marketable investments in licensees	$141	$211
Foreign currency translation adjustments	(170)	(171)
Accumulated other comprehensive (loss) income	$(29)	$40

Recent Accounting Pronouncements

     In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. As of June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1 and there was no impact on our consolidated financial position, results of operations and cash flows. The required disclosures have been included in Note 2 on Fair Value Measurements.

     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim reporting periods ending after June 15, 2009. As of June 30, 2009, we adopted FSP FAS No. 115-2 and FAS 124-2 and there was no impact on our consolidated financial position, results of operations and cash flows. The required disclosures have been included in Note 2 on Fair Value Measurements.

     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim reporting periods ending after June 15, 2009. As of June 30, 2009, we adopted FSP FAS 157-4 and there was no impact on our consolidated financial position, results of operations and cash flows.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). This standard provides guidance on management’s assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. SFAS 165 is effective for interim or annual fiscal periods ending after June 15, 2009. We adopted SFAS 165 as of June 30, 2009 and there was no impact on our consolidated financial position, results of operations and cash flows. The required disclosures have been included in Note 8 on Subsequent Events.

     In June 2009, the FASB issued Statement of Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166). This standard eliminates the concept of a qualifying special purpose entity (QSPE) and modifies the derecognition provisions in Statement No. 140. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial position, results of operations and cash flows.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are evaluating the impact that SFAS 167 will have on our consolidated financial position, results of operations and cash flows, if any.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

     As of June 30, 2009 and December 31, 2008, the carrying values of our investments in non-marketable nonpublic companies were none and $656,000, respectively. We recognized no charges for the three months ended June 30, 2009 and 2008, related to other-than-temporary declines in fair values of investments in licensees. We recognized charges of none and $43,000 for the six months ended June 30, 2009 and 2008, respectively, related to other-than-temporary declines in the fair values of certain of our investments in licensees. We recognized net realized losses of $19,000 for the three and six months ended June 30, 2009 related to sales of investments in licensees. In connection with the sales, $19,000 of previously unrecognized unrealized loss was eliminated from accumulated other comprehensive loss for the three and six months ended June 30, 2009. We did not realize any losses from such sales for the three and six months ended June 30, 2008. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

     Marketable debt and equity securities by security type at June 30, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$98,839	$—	$—	$98,839
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$15,237	$3	$(3)	$15,237
Government-sponsored enterprise securities
(due in less than 1 year)	40,068	56	—	40,124
Commercial paper (due in less than 1 year)	31,022	92	—	31,114
Investments in licensees	7	—	(7)	—
	$86,334	$151	$(10)	$86,475

     Marketable debt and equity securities by security type at December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$106,046	$—	$—	$106,046
U.S. Treasury securities	1,254	—	—	1,254
	$107,300	$—	$—	$107,300

Restricted cash:
Certificates of deposit	$788	$—	$—	$788
Money market funds	28	—	—	28
	$816	$—	$—	$816

Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$10,314	$55	$—	$10,369
Government-sponsored enterprise securities
(due in less than 1 year)	25,764	87	—	25,851
Commercial paper (due in less than 1 year)	17,176	95	—	17,271
Investments in licensees	27	—	(26)	1
	$53,281	$237	$(26)	$53,492

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

     Marketable debt and equity securities with unrealized losses at June 30, 2009 and December 31, 2008 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of June 30, 2009:
U.S. Treasury securities	$11,737	$(3)	$—	$—	$11,737	$(3)
Investments in licensees	—	—	—	(7)	—	(7)
	$11,737	$(3)	$—	$(7)	$11,737	$(10)

As of December 31, 2008:
Investments in licensees	$—	$—	$1	$(26)	$1	$(26)

     The gross unrealized losses related to U.S. Treasury securities were due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of the amortized cost bases, which may be at maturity. The gross unrealized losses related to investments in licensees were a result of declining valuations for those biopharmaceutical companies. We have determined that the gross unrealized losses on our investments in licensees as of June 30, 2009 and December 31, 2008 are temporary in nature. We review our investments in licensees quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 classification of the valuation hierarchy.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2009	December 31, 2008
Dividend yield	None	None
Expected volatility range	0.626 to 1.057	0.749 to 0.758
Risk-free interest rate range	0.56% to 2.54%	0.57% to 1.71%
Expected term range	1 yr to 6 yrs	1 yr to 6 yrs

     The expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Dividend yield is based on historical cash dividend payments, which have been none to date.

     As of June 30, 2009 and December 31, 2008, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At June 30, 2009		At December 31, 2008
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
April 2005	$7.95	April 2005	April 2010	351,852	$960	351,852	$295
March 2005	$6.39	January 2007	March 2015	304,600	1,447	310,000	889
					$2,407		$1,184

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

     For the three months ended June 30, 2009 and 2008, no reclassifications were made from current liabilities to stockholders’ equity for warrants and non-employee options classified as derivatives under Issue 00-19. For the six months ended June 30, 2009 and 2008, $30,000 and none, respectively, were reclassified from current liabilities to stockholders’ equity related to warrants and non-employee options classified as derivatives under Issue 00-19.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$98,839	$—	$—	$98,839
U.S. Treasury securities (2)	15,237	—	—	15,237
Government-sponsored enterprise securities (2)	40,124	—	—	40,124
Commercial paper (2)	—	31,114	—	31,114
Marketable investments in licensees (3)	—	—	—	—
Total	$154,200	$31,114	$—	$185,314

Liabilities
Derivatives (4)	$—	$—	$2,407	$2,407
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in marketable securities on our condensed consolidated balance sheet.

(3)	Included in investments in licensees on our condensed consolidated balance sheet.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2009 (including the change in fair value), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30, 2009
Change in Net
Unrealized Loss
		Total				Related to
		Unrealized	Purchases,			Financial
		Loss Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	March 31,	Earnings, net	Settlements,	Out of	June 30,	June 30, 2009
(In thousands)	2009	(1)	net	Level 3	2009	(1)
Derivative liabilities	$1,077	$1,330	$—	$—	$2,407	$1,330

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30, 2009
Change in Net
Unrealized Loss
		Total				Related to
		Unrealized	Purchases,			Financial
		Loss Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	June 30,	June 30, 2009
(In thousands)	2008	(1)	net	Level 3	2009	(1)
Derivative liabilities	$1,184	$1,253	$—	$30	$2,407	$1,238
____________________

(1)	Reported as unrealized loss on derivatives on our condensed consolidated statements of operations.

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

     On August 8, 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction and at June 30, 2009 was as follows: Exeter – 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value has been applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended has been carried over to the investment in ViaGen.

     On September 4, 2008, Geron provided a $1,500,000 loan to ViaGen in connection with ViaGen’s acquisition of an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. The loan bears an interest rate of 6% per annum and is convertible into ViaGen equity at Geron’s option at the then current market value. If not converted, the principal amount of the loan plus any accrued interest is due in cash on December 31, 2009. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

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

     Since the adjusted basis of our investment was zero at March 31, 2009, we suspended the equity method of accounting as of April 1, 2009. We recognized losses of $656,000 for our proportionate share of ViaGen’s operating losses for the six months ended June 30, 2009. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

     As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either a reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenues from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. For the three and six months ended June 30, 2009, we incurred related party research and development costs of $502,000 and $931,000, respectively, compared to $169,000 and $318,000, for the comparable 2008 periods. For the three and six months ended June 30, 2009, we earned no related party revenue, compared to $33,000 and $59,000, for the comparable 2008 periods. As of June 30, 2009 and December 31, 2008, the net balance of the advance payment from BRC was $127,000 and $440,000, respectively. Amounts recognized in our condensed consolidated statements of operations will be based on proportional performance over the period of planned research activity, which is expected to be two months.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuances

     In April 2009, we issued 174,798 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $902,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2009, $406,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In May 2009, we issued 205,252 shares of our common stock to DP Clinical, Inc. (DP Clinical) in a private placement as advance consideration related to a services agreement pursuant to which DP Clinical has provided and will continue to provide certain clinical services in support of our programs. The total fair value of the common stock was $1,324,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2009, $1,324,000 remained as a prepaid asset which is expected to be expensed over the next twelve months.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Warrant Modification

     In April 2009 in connection with our continued collaboration with an investor and licensee and the data received under the collaboration relevant to Geron’s therapeutic programs, we modified the terms of certain outstanding warrants held by this investor by extending the exercise term and reducing the exercise price. The exercise term of warrants to purchase 200,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was modified to $17.50 per share from $67.09 per share. The exercise term of warrants to purchase 100,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was unchanged at $12.50 per share. In connection with the modifications, we recognized a deemed dividend of approximately $190,000 in our condensed consolidated statements of operations for the three and six months ended June 30, 2009 for the incremental fair value of the modified warrants, as calculated using the Black Scholes option-pricing model as of the modification date.

5. COLLABORATIVE AGREEMENT

     On June 29, 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, GEHC has been granted an exclusive license under Geron’s intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under Geron’s rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We have established a multi-year alliance program with GEHC under which scientists from both companies will work to develop hESC-based products for drug discovery.

     In connection with the agreement, we will receive upfront non-refundable license payments under the exclusive license and sublicense as well as milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC will be responsible for all costs incurred by GEHC and all costs incurred by Geron for activities undertaken at Geron, including the funding of Geron scientists working on the alliance program. An Alliance Steering Committee, with representatives from each company, will coordinate and manage the alliance program.

     License payments under the GEHC agreement will be recorded as deferred revenue upon receipt and recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for Geron’s efforts under the alliance program will be recognized as revenue as costs are incurred, which is expected to approximate our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. As of June 30, 2009, we had not received any payments under the GEHC collaborative agreement.

6. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Our executive management team represents our chief decision maker, as defined under SFAS 131. To date, we have viewed our operations as one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended
	June 30,
(In Thousands)	2009	2008
	(Unaudited)
Supplemental Operating Activities:
Cash in transit from option exercises	$33	$—
Net unrealized gain (loss) on investments in licensees	19	(4)
Reclassification between derivative liabilities and equity	30	—
Shares issued for 401(k) matching contribution	665	640
Shares or warrants issued in exchange for services	3,212	7,193
Reclassification between deposits and other current assets	350	—
Supplemental Investing Activities:
Net unrealized loss on marketable securities	(89)	(136)

8. SUBSEQUENT EVENT

     We have evaluated events occurring from July 1, 2009 to July 31, 2009, the filing date of this Form 10-Q, and have determined the following subsequent event to be disclosed.

     In July 2009, we issued 137,363 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,087,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed which is expected to be four months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

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

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. The company is advancing an anti-cancer drug and a cancer vaccine that target the enzyme telomerase through multiple clinical trials in different cancers and has received clearance to initiate the first clinical trial of a human embryonic stem cell (hESC)-based therapy.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009.

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

RESULTS OF OPERATIONS

Revenues

     We recognized no revenues from collaborative agreements for the three and six months ended June 30, 2009, compared to $87,000 and $166,000 for the comparable 2008 periods. Revenues for 2008 primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $145,000 and $526,000 for the three and six months ended June 30, 2009, respectively, compared to $92,000 and $1.7 million for the comparable 2008 periods related to our various agreements. In 2008, license fee revenues included recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration addressing food products made from cloned animals or their progeny. Current revenues may not be predictive of future revenues.

     We received royalties of $38,000 and $101,000 for the three and six months ended June 30, 2009, respectively, compared to $19,000 and $52,000 for the comparable 2008 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $15.1 million and $28.9 million for the three and six months ended June 30, 2009, respectively, compared to $11.6 million and $25.2 million for the comparable 2008 periods. The increase in research and development expenses for the 2009 second quarter compared to the 2008 second quarter was primarily the result of higher manufacturing and process development costs of $2.0 million for our GRN163L, GRNVAC1 and GRNOPC1 product candidates, increased clinical trial costs of $601,000 as a result of increased patient enrollment for GRN163L and GRNVAC1 trials and startup costs for the GRNOPC1 trial, increased preclinical study costs of $223,000 and increased personnel costs for additional headcount of $436,000. The increase in research and development expenses for the first six months of 2009 compared to first six months of 2008 was primarily due to higher manufacturing and process development costs of $1.6 million for GRN163L, GRNVAC1 and GRNOPC1, increased clinical trial costs of $1.0 million, increased preclinical study costs of $493,000 and higher personnel related costs of $536,000. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for GRN163L, GRNVAC1 and GRNOPC1 along with continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We are conducting the following clinical trials of GRN163L:

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

     Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We are conducting a Phase II clinical trial of our telomerase vaccine using the prime/boost scheme in patients with acute myelogenous leukemia.

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

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. In January 2009, we received clearance from the FDA to begin a human clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury.

     Research and development expenses allocated by program are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Oncology	$7,691	$6,196	$15,020	$13,714
hESC Therapies	7,421	5,418	13,863	11,513
Total	$15,112	$11,614	$28,883	$25,227

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an Investigational New Drug (IND) application. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

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

     For a more complete discussion of the risks and uncertainties associated with completing development of potential products, see the sub-section titled “Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues” and “Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates” in Part II, Item 1A entitled “Risk Factors” included elsewhere in this quarterly report.

General and Administrative Expenses

     General and administrative expenses were $3.8 million and $7.2 million for the three and six months ended June 30, 2009, respectively, compared to $4.0 million and $8.1 million for the comparable 2008 periods. The decrease in general and administrative expenses for the 2009 second quarter compared to the 2008 second quarter was primarily due to reduced legal costs associated with our patents of $100,000 and lower consulting costs of $87,000. The decrease in general and administrative expenses for the first six months of 2009 compared to the first six months of 2008 was primarily due to reduced legal costs associated with our patents of $280,000 and lower consulting costs of $226,000. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Under Issue 00-19, derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized loss on derivatives of $1.3 million for the three and six months ended June 30, 2009, compared to unrealized gain of $495,000 and $901,000 for the comparable 2008 periods. The unrealized loss on derivatives for 2009 primarily reflects higher fair values of derivative liabilities as a result of increasing common stock values as of the end of the current reporting period in comparison to prior reporting periods. The unrealized gain on derivatives for 2008 primarily reflects the decreasing value of derivative liabilities as a result of decreasing terms of outstanding instruments and corresponding adjustments in volatility and interest rate assumptions.

Interest and Other Income

     Interest income was $363,000 and $888,000 for the three and six months ended June 30, 2009, respectively, compared to $1.4 million and $3.3 million for the comparable 2008 periods. The decrease in interest income for the 2009 periods compared to the 2008 periods was primarily due to decreased interest rates. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     In August 2008, we exchanged our equity interest in the Start Licensing, Inc. (Start) joint venture for equity interest in ViaGen, Inc. (ViaGen). We had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support to either company. In September 2008, we provided a loan of $1.5 million to ViaGen in connection with ViaGen’s acquisition of an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represents additional financial support to ViaGen. In accordance with the equity method of accounting, we recognized losses of none and $656,000 for our proportionate share of ViaGen’s losses for the three and six months ended June 30, 2009, respectively, as an adjustment to the basis of the loan. As of March 31, 2009, the basis of the loan was zero and thus we suspended the equity method of accounting as of April 1, 2009 since we had no commitments to provide financial support to ViaGen.

Interest and Other Expense

     Interest and other expense was $34,000 and $86,000 for the three and six months ended June 30, 2009, respectively, compared to $24,000 and $48,000 for the comparable 2008 periods. The increase in interest and other expense for the 2009 periods compared to the 2008 periods was primarily due to higher investment management charges.

Deemed Dividend on Derivatives

     In April 2009, we modified the terms of certain outstanding warrants held by an investor by extending the exercise term and for certain of these warrants, reducing the exercise price. In connection with the modifications, we recognized a deemed dividend of approximately $190,000 for the incremental fair value of the modified warrants, as calculated using the Black Scholes option-pricing model as of the modification date.

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $19.9 million and $36.8 million for the three and six months ended June 30, 2009, respectively, compared to $13.6 million and $27.2 million for the comparable 2008 periods. The increase in net loss for the 2009 second quarter compared to the 2008 second quarter was primarily due to decreased interest income, higher research and development expenses associated with continued clinical development of our programs and unrealized losses associated with our derivative liabilities. The increase in net loss for the first six months of 2009 compared to the first six months of 2008 was primarily due to decreased interest income, reduced revenues from milestones, increased research and development expenses and unrealized losses associated with our derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at June 30, 2009 were $188.6 million, compared to $163.7 million at December 31, 2008. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and to date we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2009 was primarily due to the receipt of $45.9 million in net proceeds (after deducting underwriting discounts and commissions and offering expenses) in February 2009 from an underwritten public offering of 7.25 million shares of our common stock.

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

     If our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We intend to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us, any of which could have a material adverse effect on our business.

     Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2009 and 2008 was $20.5 million and $20.9 million, respectively. The decrease in net cash used for operations in 2009 was primarily the result of increased usage of common stock in exchange for services provided by vendors.

     Cash Flows from Investing Activities. Net cash used in investing activities was $34.5 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $2.3 million for the comparable 2008 period. The decrease in net cash provided by investing activities reflected increased marketable securities purchases.

     As of June 30, 2009, we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for a new equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $47.0 million for the six months ended June 30, 2009, compared to net cash used in financing activities of $343,000 for the comparable 2008 period. In February 2009, we completed a public offering of 7.25 million shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses.

Contractual Obligations

     As of June 30, 2009 our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2010-	2012-	After
Contractual Obligations (1)	Total	in 2009	2011	2013	2013
	(Amounts in thousands)
Equipment leases	$15	$9	$6	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	2,381	454	631	524	772
Total contractual cash obligations	$2,396	$463	$637	$524	$772

____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world, including commitments of our majority-owned subsidiary, TAT.

Off-Balance Sheet Arrangements

     None.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at June 30, 2009 was $185.3 million. These investments include $98.8 million of cash equivalents which are due in less than 90 days and $86.5 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2009, there was an immaterial currency exchange impact from our intercompany transactions. As of June 30, 2009, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None.

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

     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Competitors may have proprietary rights which prevent us from developing and marketing our products or they may sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments in telomerase technology, human embryonic stem cells, GRN163L, GRNVAC1 and GRNOPC1, which could adversely affect our business and cause a sharp drop in our stock price.

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

     Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that had been created for in vitro fertilization procedures but were no longer desired or suitable for that use and were donated with appropriate informed consent. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

     Furthermore, on March 9, 2009, President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells” (the Executive Order). As a result, in July 2009 the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research. Under the new guidelines, federal funding is allowed for research using human embryonic stem cells derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. Strict ethics requirements must be followed to qualify new stem cell lines, including extensive documentation around consent forms and written policies and procedures. Certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of human embryonic stem cells) is regulated by the government, whether or not the research involves government funding.

     Government-imposed restrictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, including:

  harming our ability to establish critical partnerships and collaborations;

  delaying or preventing progress in our research, product development or clinical testing;

  preventing commercialization of therapies derived from human embryonic stem cells; and

  as a result of the potential adverse effects above, causing a decrease in the price of our stock.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of June 30, 2009, our accumulated deficit was approximately $543.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     While we receive royalty revenue from licenses, we do not currently expect to receive sufficient royalty revenues from these licenses to independently sustain our operations. Our ability to continue or expand our research and development activities and otherwise sustain our operations is dependent on our ability, alone or with others, to, among other things, manufacture and market therapeutic products.

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

     We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangement will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

  the accuracy of the assumptions underlying our estimates for our capital needs for the remaining 2009 fiscal year and beyond;

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

  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations (CROs) and the trial sites;

  reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

  manufacturing sufficient quantities or producing drugs meeting our quality standards of a product candidate;

  obtaining approval of an Investigational New Drug (IND) application or proposed trial design from the FDA; and

  obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

     We have no experience as a company in conducting large-scale, late stage clinical trials, and our experience with early-stage clinical trials with small numbers of patients is limited. In part because of this limited experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require either additional financial and management resources, or reliance on third-party clinical investigators, CROs or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

     Our potential product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application to commence commercial sales. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate.

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

     Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

  recall or seizure of products;

  injunction against the manufacture, distribution and sales and marketing of products; and

  criminal prosecution.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were proposed by the United States Patent and Trademark Office (the Patent Office) in 2007. These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. At this time, the Patent Office is challenging the court decision through an appeals process — the U.S. Court of Appeals for the Federal Circuit issued an initial opinion on the appeal in March 2009, but in July 2009 it agreed to re-hear the appeal en banc (meaning before the whole appeals court rather than a panel of just three judges). We do not know what the ultimate outcome of the appeal will be or whether or when the Patent Office might seek to reintroduce the amendments in a modified form.

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

     Where several parties seek U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. As more groups become engaged in scientific research and product development in the areas of telomerase biology and embryonic stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations or other means will likely increase.

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

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in two patent oppositions before the EPO with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) was developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and was conducting a Phase III clinical trial. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides.

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

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by WARF and relating to human embryonic stem cells. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913), which are the U.S. equivalents of the European WARF case discussed above, are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as nonexclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office recently issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position in this appeal. While the decisions in these reexamination proceedings to date have all been favorable to our patent position, the outcome of the appeal or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents would negatively impact Geron’s proprietary position in this technology.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing, Sienna is developing cancer diagnostics using our telomerase technology and GE Healthcare is developing cell-based assays using cells derived from our human embryonic stem cells. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     In addition, we have formed research collaborations with many academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and noncommercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of their time to be dedicated to our research goals.

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

     Historically, our stock price has been extremely volatile. Between January 1999 and June 2009, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2006 and June 30, 2009, the price has ranged between a high of $10.00 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. In the third and fourth quarters of 2008, as well as during the first half of 2009, broad distress in the financial markets and the economy have resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to substantial market volatility, and if such market conditions persist, the price of our common stock may fluctuate or decline. Securities class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business.

The sale of a substantial number of shares may adversely affect the market price for our common stock.

     Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2009, we had 200,000,000 shares of common stock authorized for issuance and 90,755,672 shares of common stock outstanding. In addition, as of June 30, 2009, we have reserved for future issuance approximately 26,275,600 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

     Our certificate of incorporation provides our Board of Directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our stockholders. As of the date of this filing, 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock and the Board of Directors still has authority to designate and issue up to 2,950,000 shares of preferred stock in one or more classes or series. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     On April 27, 2009, we issued 174,798 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as advance consideration related to a services agreement pursuant to which MPI has provided and will continue to provide certain preclinical services in support of our programs. The total fair value of the common stock was $902,000 which has been recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2009, $406,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On May 12, 2009, we issued 205,252 shares of our common stock to DP Clinical, Inc. (DP Clinical) in a private placement as advance consideration related to a services agreement pursuant to which DP Clinical has provided and will continue to provide certain clinical services in support of our programs. The total fair value of the common stock was $1,324,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2009, $1,324,000 remained as a prepaid asset which is expected to be expensed over the next twelve months.

     On July 7, 2009, we issued 137,363 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,087,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed which is expected to be four months.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. MPI, DP Clinical and Lonza represented to us that they are accredited investors as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2009 Annual Meeting of Stockholders of the Company was held pursuant to notice on May 29, 2009 at 8:30 a.m. local time at the Company’s headquarters, 230 Constitution Drive, Menlo Park, California. There were present at the meeting, in person or represented by proxy, the holders of 60,120,882 shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows:

     (a) The nominees for Class I Directors listed below were elected at the meeting.

		NO. OF COMMON
	NO. OF COMMON	VOTES	NO. OF COMMON
NAME OF NOMINEE	VOTES IN FAVOR	ABSTAINING	VOTES WITHHELD
Thomas B. Okarma	56,276,060	0	3,844,822
Patrick J. Zenner	56,191,917	0	3,928,965

     Edward V. Fritzky and Thomas D. Kiley are Class II Directors and were not up for election at the 2009 Annual Meeting. Alexander E. Barkas, Karin Eastham and Charles J. Homcy are Class III Directors and were not up for election at the 2009 Annual Meeting. Drs. Barkas and Homcy, Ms. Eastham and Messrs. Fritzky and Kiley continue to serve as directors of the Company.

     (b) The amendments to the Company’s 2006 Directors’ Stock Option Plan to revise certain terms with respect to stock options, restricted stock awards and restricted stock units to be granted under such plan were approved. There were 11,120,537 shares of Common Stock voting in favor, 6,993,231 shares of Common Stock voting against, 223,382 shares of Common Stock abstaining and 41,783,732 shares of Common Stock non-voting.

     (c) The amendment to the Company’s 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 600,000 shares was approved. There were 15,746,389 shares of Common Stock voting in favor, 2,403,167 shares of Common Stock voting against, 187,593 shares of Common Stock abstaining and 41,783,733 shares of Common Stock non-voting.

      (d) The appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2009 was ratified. There were 58,271,065 shares of Common Stock voting in favor, 1,505,099 shares of Common Stock voting against and 344,718 shares of Common Stock abstaining.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
4.1	Amended and Restated Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated April 13, 2009.

4.2	Amended and Restated Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated April 13, 2009.

10.1	Amended and Restated 2006 Directors’ Stock Option Plan.

10.2	Amended and Restated 1996 Employee Stock Purchase Plan.

10.3	Offer letter agreement between Registrant and Stephen Kelsey, dated April 8, 2009.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: July 31, 2009		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Amended and Restated Warrant to purchase 100,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated April 13, 2009.

4.2	Amended and Restated Warrant to purchase 200,000 shares of common stock issued by Registrant to private investor, Eve M. Patton dated April 13, 2009.

10.1	Amended and Restated 2006 Directors’ Stock Option Plan.

10.2	Amended and Restated 1996 Employee Stock Purchase Plan.

10.3	Offer letter agreement between Registrant and Stephen Kelsey, dated April 8, 2009

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2009.