Form 10-Q
period 2009-09-30
GERON CORP
filed 2009-10-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 26, 2009:
Common Stock, $0.001 par value	91,627,842 shares

GERON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$97,869	$109,348
Restricted cash	791	816
Marketable securities	80,748	53,491
Interest and other receivables	1,041	882
Current portion of prepaid and other assets	4,234	3,709
Total current assets	184,683	168,246
Noncurrent portion of prepaid assets	1,523	2,236
Investments in licensees	2,010	657
Property and equipment, net	4,265	4,386
Deposits and other assets	441	693
	$192,922	$176,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,008	$2,414
Accrued compensation	2,633	1,398
Accrued liabilities (including amounts for related parties:
2009-none, 2008-$270)	2,677	2,248
Current portion of deferred revenue	700	27
Fair value of derivatives	1,341	1,184
Current portion of advance payment from related party for
research and development, net	—	440
Total current liabilities	9,359	7,711
Noncurrent portion of deferred revenue	525	52
Commitments and contingencies
Stockholders’ equity:
Common stock	92	81
Additional paid-in capital	741,940	675,227
Accumulated deficit	(558,876)	(506,893)
Accumulated other comprehensive (loss) income	(118)	40
Total stockholders’ equity	183,038	168,455
	$192,922	$176,218

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues from collaborative
agreements (including amounts from related
parties: three months - 2009-none, 2008-$20;
nine months - 2009-none, 2008-$79)	$225	$74	$225	$240
License fees and royalties (including amounts
from related parties: three months -
2009-none, 2008-none; nine months -
2009-none, 2008-$1,500)	269	293	896	2,019
Total revenues	494	367	1,121	2,259

Operating expenses:
Research and development (including
amounts for related parties:
three months - 2009-$397, 2008-$184;
nine months - 2009-$1,328, 2008-$502)	13,395	14,208	42,278	39,435
General and administrative	3,499	4,093	10,705	12,165
Total operating expenses	16,894	18,301	52,983	51,600
Loss from operations	(16,400)	(17,934)	(51,862)	(49,341)
Unrealized gain (loss) on derivatives, net	966	(162)	(287)	739
Interest and other income	240	1,197	1,128	4,513
Losses recognized under equity method investment	—	(229)	(656)	(229)
Interest and other expense	(30)	(23)	(116)	(71)
Net loss	(15,224)	(17,151)	(51,793)	(44,389)
Deemed dividend on derivatives	—	—	(190)	—
Net loss applicable to common stockholders	$(15,224)	$(17,151)	$(51,983)	$(44,389)

Basic and diluted net loss per share applicable
to common stockholders

Net loss per share applicable to common stockholders	$(0.17)	$(0.22)	$(0.59)	$(0.57)

Shares used in computing net loss per share
applicable to common stockholders	89,402,642	78,752,645	87,370,361	77,841,505

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(51,793)	$(44,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,346	1,609
Accretion and amortization on investments, net	421	(1,065)
Loss (gain) on retirement/sale of property and equipment	127	(9)
Issuance of common stock in exchange for services by non-employees	2,227	1,166
Stock-based compensation for employees and directors	7,916	8,701
Amortization related to 401(k) contributions	416	347
Loss on investments in licensees	682	273
Unrealized loss (gain) on derivatives, net	287	(739)
Changes in assets and liabilities:
Other current and noncurrent assets	3,527	6,358
Other current and noncurrent liabilities	3,512	(1,894)
Advance payment from related party for research
and development	(440)	(989)
Translation adjustment	—	(5)
Net cash used in operating activities	(31,772)	(30,636)

Cash flows from investing activities:
Restricted cash transfer	25	1,608
Loan to related party	—	(1,500)
Investment in licensee, net	(2,009)	—
Proceeds from sale of fixed assets	—	15
Purchases of property and equipment	(1,352)	(1,780)
Purchases of marketable securities	(110,491)	(57,833)
Proceeds from maturities of marketable securities	82,630	66,250
Net cash (used in) provided by investing activities	(31,197)	6,760

Cash flows from financing activities:
Repurchase of common stock	—	(455)
Proceeds from issuances of common stock, net of issuance costs	51,490	113
Net cash provided by (used in) financing activities	51,490	(342)
Net decrease in cash and cash equivalents	(11,479)	(24,218)
Cash and cash equivalents at the beginning of the period	109,348	146,025
Cash and cash equivalents at the end of the period	$97,869	$121,807

See accompanying notes.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2009 and condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements at that date.

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

Net Loss Per Share

     Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Potential dilutive securities primarily consist of outstanding employee stock options, restricted stock and warrants to purchase common stock and are determined using the treasury stock method at an average market price during the period.

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,279,520 and 311,707 shares for 2009 and 2008, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds. Our current investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and commercial paper with original maturities ranging from five to eleven months.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

     We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values of our available-for-sale securities below the amortized cost basis are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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
September 30, 2009
(Unaudited)

Revenue Recognition

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

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant-date fair value estimated using accounting guidance in effect at that time and following the straight-line attribution method.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2009 and 2008 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$1,588	$1,546	$3,925	$4,211
General and administrative	1,236	1,546	3,991	4,490
Stock-based compensation expense included in operating expenses	$2,824	$3,092	$7,916	$8,701

Stock Options

     The fair value of options granted during the nine months ended September 30, 2009 and 2008 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2009	2008
Dividend yield	None	None
Expected volatility range	0.630 to 0.631	0.527 to 0.596
Risk-free interest rate range	1.54% to 2.52%	2.36% to 3.57%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the nine months ended September 30, 2009 and 2008 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2009	2008
Dividend yield	None	None
Expected volatility range	0.536 to 1.016	0.458 to 0.593
Risk-free interest rate range	0.28% to 2.38%	2.13% to 4.97%
Expected term range	6 - 12 mos	6 - 12 mos

     The expected volatility range is based on historical volatilities of our stock, because traded options on Geron stock do not correspond to option terms or the underlying stock trading volume. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. Dividend yield is based on historical cash dividend payments, which have been none to date. We grant options under our equity plans to employees, non-employee directors and consultants, which generally vest over four years.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant using historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Non-Employee Stock-Based Awards

     For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed consolidated statements of operations.

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(15,224)	$(17,151)	$(51,793)	$(44,389)
Change in unrealized (loss) gain on
available-for-sale securities and marketable
investments in licensees	(88)	44	(158)	(96)
Change in foreign currency translation adjustments	(1)	(3)	—	(5)
Comprehensive loss	$(15,313)	$(17,110)	$(51,951)	$(44,490)

     The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Net unrealized gains on available-for-sale securities and
marketable investments in licensees	$53	$211
Foreign currency translation adjustments	(171)	(171)
Accumulated other comprehensive (loss) income	$(118)	$40

Recently Issued Accounting Guidance

     In June 2009, the Financial Accounting Standards Board (FASB) issued a new accounting statement which changes the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new accounting statement is effective for us on January 1, 2010. We are evaluating the potential impact, if any, of this new statement on our consolidated financial statements.

     In August 2009, the FASB issued new guidance regarding fair value measurement when a quoted price in an active market for an identical liability is not available. Under those circumstances, the fair value of the liability would be determined using one or more of the techniques prescribed by the FASB. The new guidance became effective for us on October 1, 2009. We are evaluating the potential impact, if any, of this new guidance on our consolidated financial statements.

     In September 2009, the FASB ratified a new accounting statement that addresses the use of estimated selling prices (ESP) in the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for deliverables in a multiple-element arrangement. This statement requires the use of a relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The new statement is applicable prospectively for any arrangements we enter into after January 1, 2011. We are evaluating the potential impact, if any, of this new statement on our consolidated financial statements.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

2. FAIR VALUE MEASUREMENTS

     We categorize assets and liabilities recorded at fair value in our condensed consolidated balance sheet based upon the level of judgment associated with inputs used to measure their value. The categories are as follows:

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

     A financial instrument’s categorization is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value on our condensed consolidated balance sheet, including the category for such instruments.

Cash Equivalents and Marketable Securities Available-for-Sale

     Where quoted prices are available in an active market, securities are categorized as Level 1. Examples of such Level 1 securities include highly liquid U.S. Treasury securities, U.S. government-sponsored enterprise securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 instruments include corporate notes, asset-backed securities and commercial paper.

Marketable and Non-Marketable Investments in Licensees

     Where quoted prices are available in an active market, securities are categorized as Level 1. Level 1 securities include publicly traded equities. Significant investments in licensees accounted for using the equity method of accounting or equity securities in non-marketable companies are not measured at fair value and are not assigned a category level.

     As of September 30, 2009 and December 31, 2008, the carrying values of our investments in non-marketable nonpublic companies were $2,010,000 and $656,000, respectively. We recognized no charges for the three months ended September 30, 2009 and 2008, related to other-than-temporary declines in fair values of investments in licensees. We recognized charges of none and $43,000 for the nine months ended September 30, 2009 and 2008, respectively, related to other-than-temporary declines in fair values of certain of our investments in licensees. We recognized net realized losses of $7,000 and $26,000 for the three and nine months ended September 30, 2009, respectively, related to sales of investments in licensees. In connection with the sales, $7,000 and $26,000 of previously unrecognized unrealized loss was eliminated from accumulated other comprehensive loss for the three and nine months ended September 30, 2009, respectively. We did not realize any losses from such sales for the three and nine months ended September 30, 2008. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

     Marketable debt securities by security type at September 30, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$97,051	$—	$—	$97,051
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$42,719	$21	$	$42,740
Government-sponsored enterprise securities
(due in less than 1 year)	25,117	13	—	25,130
Commercial paper (due in less than 1 year)	12,859	19	—	12,878
	$80,695	$53	$—	$80,748

     Marketable debt and equity securities by security type at December 31, 2008 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$106,046	$—	$—	$106,046
U.S. Treasury securities	1,254	—	—	1,254
	$107,300	$—	$—	$107,300
Restricted cash:
Certificates of deposit	$788	$—	$—	$788
Money market funds	28	—	—	28
	$816	$—	$—	$816
Marketable securities:
U.S. Treasury securities
(due in less than 1 year)	$10,314	$55	$—	$10,369
Government-sponsored enterprise securities
(due in less than 1 year)	25,764	87	—	25,851
Commercial paper (due in less than 1 year)	17,176	95	—	17,271
Investments in licensees	27	—	(26)	1
	$53,281	$237	$(26)	$53,492

     There were no unrealized losses for marketable debt and equity securities at September 30, 2009.

     Marketable equity securities with unrealized losses at December 31, 2008 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
As of December 31, 2008:
Investments in licensees	$—	$—	$1	$(26)	$1	$(26)

     The gross unrealized losses related to investments in licensees were a result of declining valuations for those biopharmaceutical companies. We determined that the gross unrealized losses on our investments in licensees as of December 31, 2008 were temporary in nature. We review our investments in licensees quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2009	December 31, 2008
Dividend yield	None	None
Expected volatility range	0.628 to 0.631	0.749 to 0.758
Risk-free interest rate range	0.18% to 2.31%	0.57% to 1.71%
Expected term range	1 yr to 6 yrs	1 yr to 6 yrs

     The expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The expected term of derivatives is equal to the remaining contractual term of the instrument. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. Dividend yield is based on historical cash dividend payments, which have been none to date.

     As of September 30, 2009 and December 31, 2008, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At September 30, 2009		At December 31, 2008
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
April 2005	$7.95	April 2005	April 2010	351,852	$270	351,852	$295
March 2005	$6.39	January 2007	March 2015	284,600	1,071	310,000	889
					$1,341		$1,184

     For the three and nine months ended September 30, 2009, $100,000 and $130,000, respectively, were reclassified from current liabilities to stockholders’ equity related to exercises of non-employee options classified as derivatives. No such reclassifications were made for the three and nine months ended September 30, 2008.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$97,051	$—	$—	$97,051
U.S. Treasury securities (2)	42,740	—	—	42,740
Government-sponsored enterprise securities (2)	25,130	—	—	25,130
Commercial paper (2)	—	12,878	—	12,878
Total	$164,921	$12,878	$—	$177,799

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

Fair Value Measurements at Reporting Date Using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (3)	$—	$—	$1,341	$1,341
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in marketable securities on our condensed consolidated balance sheet.

(3)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2009 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to categorize a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30, 2009
Change in Net
Unrealized Gain
		Total				Related to
		Unrealized	Purchases,			Financial
		Gain Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	June 30,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2009
(In thousands)	2009	(1)	net	Level 3	2009	(1)
Derivative liabilities	$2,407	$(966)	$—	$(100)	$1,341	$(971)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30, 2009
Change in Net
Unrealized Loss
		Total				Related to
		Unrealized	Purchases,			Financial
		Loss Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2009
(In thousands)	2008	(1)	net	Level 3	2009	(1)
Derivative liabilities	$1,184	$287	$—	$(130)	$1,341	$268
____________________

(1)	Reported as unrealized gain (loss) on derivatives on our condensed consolidated statements of operations.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Start Licensing and ViaGen, Inc.

     In April 2005, Geron and Exeter Life Sciences, Inc. (Exeter) established Start Licensing, Inc. (Start), a joint venture to manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter owned 49.9% and 50.1% of Start, respectively. In connection with the establishment of Start, we granted a worldwide, exclusive, non-transferable license to our patent rights to nuclear transfer technology for use in animal cloning, with the right to sublicense such patent rights. Since there was no net book value associated with the patent rights at the execution of the joint venture, no initial value was recognized for our investment in Start. We suspended the equity method of accounting since our proportionate share of net losses in Start exceeded our original carrying value of the investment and we had no commitments to provide financial support or obligations to perform services or other activities for Start.

     In August 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction was as follows: Exeter – 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value was applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended has been carried over to the investment in ViaGen.

     In September 2008, Geron provided a $1,500,000 loan to ViaGen in connection with ViaGen’s acquisition of an interest in an unrelated company. The loan bore an interest rate of 6% per annum and was convertible into ViaGen equity at Geron’s option at the then current market value. Since the proceeds of the loan did not fund prior ViaGen losses and represented additional financial support to ViaGen, we applied the equity method of accounting to the basis of the loan and recognized losses of $656,000 and $229,000 for our proportionate share of ViaGen’s operating losses for the nine months ended September 30, 2009 and 2008, respectively, which has been recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. Since the loan basis was reduced to zero at March 31, 2009, we suspended the equity method of accounting.

     In September 2009, Geron purchased $3,603,000 in equity from ViaGen and simultaneously Exeter converted its outstanding debt with ViaGen into equity. The new equity purchase did not fund prior ViaGen losses and represented additional financial support to ViaGen. Ownership of ViaGen upon consummation of the transactions and at September 30, 2009 was as follows: Exeter – 70%; Geron – 28%; and Smithfield Foods – 2%. Subsequent to our equity purchase, Geron received $1,593,000 from ViaGen in repayment of the 2008 loan, including accrued interest. As the source of funds to repay the loan and accrued interest was derived from our equity purchase, the equity investment in ViaGen was recorded net of the loan and interest payment. Geron’s net investment in ViaGen at September 30, 2009 was $2,010,000. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

     With the new investment in 2009, we will resume applying the equity method of accounting and will increase (decrease) the carrying value of our investment by our proportionate share of ViaGen’s earnings (losses). If equity method losses exceed the carrying value of the investment, losses will be applied against any advances to ViaGen, including any commitments to provide financial support until those amounts are reduced to zero. The equity method of accounting shall then be suspended until income is subsequently reported. If income is reported, Geron’s proportionate share of income shall first be applied to recognize the equity method losses accumulated during the time the equity method was suspended.

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

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

     As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represents, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement is being accounted for as a research and development arrangement. Contributions from BRC represent its share of funding for future research and development activities that will be performed principally by BRC and partly by us. Accordingly, BRC’s net contributions have been recorded as an advance payment for research and development on our condensed consolidated balance sheet. The advance payment from BRC has been recognized as either a reduction of research and development expenses or revenues from collaborative agreements depending upon who performs the related research and development activity. The advance payment from BRC has been recorded as a reduction of research and development expenses in our condensed consolidated statements of operations in the period when BRC performs the underlying research activity on behalf of TAT. The advance payment from BRC has been recognized as revenues from collaborative agreements in our condensed consolidated statements of operations in the period when we perform research activity on behalf of TAT and the source of funds has not been derived from our cash contributions to TAT. As of September 30, 2009, all of the contributions from BRC had been expended.

     For the three and nine months ended September 30, 2009, we incurred related party research and development costs of $397,000 and $1,328,000, respectively, compared to $184,000 and $502,000, for the comparable 2008 periods. For the three and nine months ended September 30, 2009, we earned no related party revenue, compared to $20,000 and $79,000, for the comparable 2008 periods. As of September 30, 2009 and December 31, 2008, the net balance of the advance payment from BRC was zero and $440,000, respectively.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuance

     In July 2009, we issued 137,363 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,087,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2009, $414,000 remained as a prepaid asset which is expected to be expensed over the next three months.

Offering of Common Stock and Warrants

     In September 2009, we sold 550,000 shares of Geron common stock (Shares) and warrants to purchase an additional 150,000 shares of common stock with an exercise price of $9.00 per share (Warrants) to certain institutional investors at a price of $6.55 per share for total gross proceeds of $3,603,000. The Shares, Warrants and shares of common stock underlying the warrants (Warrant Shares) were issued through a prospectus supplement to an effective shelf registration statement. The Warrants are immediately exercisable for a period of five years from the date of issuance. The Shares, Warrants and Warrant Shares are subject to a one year lock-up which prohibits the sale or other disposition of these securities over the one year lock-up period unless certain price thresholds for Geron common stock are met.

Geron Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

5. COLLABORATIVE AGREEMENT

     In June 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK, Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, GEHC has been granted an exclusive license under Geron’s intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under Geron’s rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We have established a multi-year alliance program with GEHC under which scientists from both companies will work to develop hESC-based products for drug discovery.

     In connection with the agreement, we received upfront non-refundable license payments under the exclusive license and sublicense and can receive milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC is responsible for all costs incurred by GEHC and all costs incurred by Geron for activities undertaken at Geron, including the funding of Geron scientists working on the alliance program. An Alliance Steering Committee, with representatives from each company, coordinates and manages the alliance program.

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for Geron’s efforts under the alliance program is being recognized as revenue as costs are incurred, which is expected to approximate our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three and nine months ended September 30, 2009, we recognized $225,000 as revenue from collaborative agreements and $175,000 in license fee revenue in connection with this agreement.

6. SEGMENT INFORMATION

     Our executive management team represents our chief decision maker. To date, we have viewed our operations as one segment, the discovery and development of therapeutic and diagnostic products for oncology and human embryonic stem cell therapies. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended
	September 30,
(In Thousands)	2009	2008
	(Unaudited)
Supplemental Operating Activities:
Cash in transit from option exercises	$33	$—
Net unrealized gain (loss) on investments in licensees	26	(6)
Reclassification between derivative liabilities and equity	130	—
Shares issued for 401(k) matching contribution	665	640
Shares or warrants issued in exchange for services	3,657	7,554
Reclassification between deposits and other current assets	350	—
Supplemental Investing Activities:
Net unrealized loss on marketable securities	(184)	(90)

8. SUBSEQUENT EVENT

     We have evaluated events occurring from October 1, 2009 to October 30, 2009, the filing date of this Form 10-Q, and have determined no events to be disclosed.

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

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases, including spinal cord injury, heart failure and diabetes. We are advancing an anti-cancer drug and a cancer vaccine that target the enzyme telomerase through multiple clinical trials in different cancers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues of $225,000 from collaborative agreements for the three and nine months ended September 30, 2009, compared to $74,000 and $240,000 for the comparable 2008 periods. Revenues for 2009 reflect revenue recognized under our collaboration with GE Healthcare, Ltd. Revenues in 2008 primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been consolidating TAT’s results of operations and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $239,000 and $765,000 for the three and nine months ended September 30, 2009, respectively, compared to $267,000 and $1.9 million for the comparable 2008 periods related to our various agreements. In 2009, license fees primarily reflected revenue recognized from upfront license fee payments under our collaboration with GE Healthcare. In 2008, license fee revenues included recognition of a $1.5 million milestone payment in connection with our joint venture agreement with Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration (FDA) addressing food products made from cloned animals or their progeny. We expect to recognize revenues of $175,000 for the remainder of 2009, $700,000 in 2010, $350,000 in 2011 and none thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $30,000 and $131,000 for the three and nine months ended September 30, 2009, respectively, compared to $26,000 and $78,000 for the comparable 2008 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $13.4 million and $42.3 million for the three and nine months ended September 30, 2009, respectively, compared to $14.2 million and $39.4 million for the comparable 2008 periods. The decrease in research and development expenses for the 2009 third quarter compared to the 2008 third quarter was primarily the net result of higher process development costs of $642,000 for our hESCs, increased clinical trial costs of $230,000 as a result of increased patient enrollment for imetelstat and GRNVAC1 trials, and increased personnel costs for additional headcount of $545,000, offset by reduced manufacturing costs of $1.5 million due to the timing of imetelstat drug purchases for clinical trials and reduced preclinical study costs of $843,000. The increase in research and development expenses for the first nine months of 2009 compared to first nine months of 2008 was primarily due to increased clinical trial costs of $1.3 million and higher personnel related costs of $1.1 million. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for imetelstat and GRNVAC1 along with continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We are conducting the following clinical trials of imetelstat:

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

     Preliminary data from these studies showed safety and tolerability of the drug in low-dose cohorts as well as the expected pharmacokinetic properties after multiple intravenous infusions of the drug. Interim data from two patients with relapsed and refractory multiple myeloma in the ongoing clinical trial of imetelstat showed the first evidence in humans of telomerase inhibition by a telomerase targeting drug. These preliminary results will help optimize dosing schedules to enable sustained telomerase inhibition that hopefully will translate into clinical activity.

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

  GRNCM1, hESC-derived cardiomyocytes, for toxicology drug testing and the treatment of myocardial disease;

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

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Currently, the human clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury, has been placed on clinical hold by the FDA. We are in discussions with the agency to answer its questions and proceed with the clinical trial.

     Research and development expenses allocated by program are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Oncology	$6,722	$8,781	$21,747	$22,277
hESC Therapies	6,673	5,427	20,531	17,158
Total	$13,395	$14,208	$42,278	$39,435

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

General and Administrative Expenses

     General and administrative expenses were $3.5 million and $10.7 million for the three and nine months ended September 30, 2009, respectively, compared to $4.1 million and $12.2 million for the comparable 2008 periods. The decrease in general and administrative expenses for the 2009 third quarter compared to the 2008 third quarter was primarily due to reduced legal costs associated with our patents of $104,000 and lower consulting costs of $134,000. The decrease in general and administrative expenses for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to reduced legal costs associated with our patents of $384,000, decreased equity-based non-cash compensation expense of $499,000 and lower consulting costs of $279,000. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants and options held by non-employees to purchase common stock that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized gain of $966,000 and an unrealized loss of $287,000 on derivatives for the three and nine months ended September 30, 2009, respectively, compared to an unrealized loss of $162,000 and an unrealized gain of $739,000 for the comparable 2008 periods. The unrealized gains and losses on derivatives for 2009 and 2008 primarily reflect the change in fair values of derivative liabilities as a result of fluctuating common stock values as of the end of each reporting period in comparison to prior reporting periods.

Interest and Other Income

     Interest income was $240,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to $1.2 million and $4.5 million for the comparable 2008 periods. The decrease in interest income for the 2009 periods compared to the 2008 periods was primarily due to lower interest rates. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     In August 2008, we exchanged our equity interest in the Start Licensing, Inc. (Start) joint venture for equity interest in ViaGen, Inc. (ViaGen). We had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support to either company. In September 2008, we provided a loan of $1.5 million to ViaGen in connection with ViaGen’s acquisition of an interest in an unrelated company. The proceeds of the loan did not fund prior ViaGen losses and represented additional financial support to ViaGen.

     In September 2009, we provided $3.6 million as a new equity investment in ViaGen and also received $1.6 million from ViaGen in repayment of our loan, resulting in a net investment of $2.0 million. The new investment in 2009 did not fund prior ViaGen losses and represented additional financial support to ViaGen. In accordance with the equity method of accounting, we recognized losses of none and $656,000 for our proportionate share of ViaGen’s losses for the three and nine months ended September 30, 2009, respectively, and losses of $229,000 for the comparable 2008 periods.

Interest and Other Expense

     Interest and other expense was $30,000 and $116,000 for the three and nine months ended September 30, 2009, respectively, compared to $23,000 and $71,000 for the comparable 2008 periods. The increase in interest and other expense for the 2009 periods compared to the 2008 periods was primarily due to higher investment management charges.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $15.2 million and $52.0 million for the three and nine months ended September 30, 2009, respectively, compared to $17.2 million and $44.4 million for the comparable 2008 periods. The decrease in net loss for the 2009 third quarter compared to the 2008 third quarter was primarily the result of reduced research and development expenses associated with the timing of imetelstat drug purchases for clinical trials and unrealized gains on the fair value of derivative liabilities, offset by decreased interest income. The increase in net loss for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to decreased interest income, reduced revenues from milestones, increased research and development expenses and unrealized losses on the fair value of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at September 30, 2009 were $179.4 million, compared to $163.7 million at December 31, 2008. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and to date we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2009 was primarily due to the receipt of $45.9 million in net proceeds (after deducting underwriting discounts and commissions and offering expenses) in February 2009 from an underwritten public offering of 7.25 million shares of our common stock.

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

  continued clinical development of our product candidates, imetelstat, GRNVAC1 and GRNOPC1;

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

     Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2009 and 2008 was $31.8 million and $30.6 million, respectively. The increase in net cash used for operations in 2009 was primarily the result of decreased usage of common stock in exchange for services provided by vendors.

     Cash Flows from Investing Activities. Net cash used in investing activities was $31.2 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $6.8 million for the comparable 2008 period. The decrease in net cash provided by investing activities reflected increased marketable securities purchases.

     As of September 30, 2009, we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for a new equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $51.5 million for the nine months ended September 30, 2009, compared to net cash used in financing activities of $342,000 for the comparable 2008 period. In February 2009, we completed a public offering of 7.25 million shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses. In September 2009, we sold 550,000 shares of Geron common stock and warrants to purchase an additional 150,000 shares of common stock with an exercise price of $9.00 per share to certain institutional investors at a price of $6.55 per share for total gross proceeds of $3.6 million.

Contractual Obligations

     As of September 30, 2009, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2010-	2012-	After
Contractual Obligations (1)	Total	in 2009	2011	2013	2013
	(Amounts in thousands)
Equipment leases	$11	$5	$6	$—	$—
Operating leases (2)	1	1	—	—	—
Research funding (3)	2,186	278	632	524	752
Total contractual cash obligations	$2,198	$284	$638	$524	$752
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan in the event of a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. The fair value of each common stock issuance has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world.

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

     Interest Rate Sensitivity. The fair value of our cash equivalents and marketable securities at September 30, 2009 was $177.8 million. These investments include $97.1 million of cash equivalents which are due in less than 90 days and $80.7 million of short-term investments which are due in less than one year. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment grade securities. We primarily invest our marketable securities portfolio in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily U.S. Treasury securities, U.S. government-sponsored enterprise securities, commercial paper and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2009, there was an immaterial currency exchange impact from our intercompany transactions. As of September 30, 2009, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have begun clinical testing of our lead anti-cancer drug, imetelstat, in patients with chronic lymphoproliferative diseases, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma. We have begun clinical testing of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia. We have no other product candidates in clinical testing. Currently, the human clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury, has been placed on clinical hold by the U.S. Food and Drug Administration (FDA). We are in discussions with the agency to answer its questions and proceed with the clinical trial. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

  succeed in our research and development efforts;

  select therapeutic compounds or cell therapies for development;

  obtain required regulatory approvals;

  manufacture product candidates; and

  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.

     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Competitors may have proprietary rights which prevent us from developing and marketing our products or they may sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments in telomerase technology, human embryonic stem cells, imetelstat, GRNVAC1 and GRNOPC1, which could adversely affect our business and cause a sharp drop in our stock price.

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

     We have incurred operating losses every year since our operations began in 1990. As of September 30, 2009, our accumulated deficit was approximately $559 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were proposed by the United States Patent and Trademark Office (the Patent Office) in 2007. These amendments were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the amendments was blocked by a court injunction requested by a pharmaceutical company. The Patent Office challenged the court decision through an appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC issued an initial opinion on the appeal in March 2009, but in July 2009 it agreed to re-hear the appeal en banc (meaning before the whole appeals court rather than a panel of just three judges). Most recently the Patent Office has rescinded some of the contested new rules and it is possible that the appeal will be dismissed. At this point we do not know how the appeal will be resolved or whether the Patent Office will introduce new modified rules to replace those recently rescinded.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than the dendritic cell-based vaccines that we are developing; Sienna is developing cancer diagnostics using our telomerase technology; and GE Healthcare is developing cell-based assays using cells derived from our human embryonic stem cells. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     Historically, our stock price has been extremely volatile. Between January 1999 and September 2009, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2006 and September 30, 2009, the price has ranged between a high of $10.00 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of September 30, 2009, we had 200,000,000 shares of common stock authorized for issuance and 91,612,116 shares of common stock outstanding. In addition, as of September 30, 2009, we have reserved for future issuance approximately 25,931,319 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 7, 2009, we issued 137,363 shares of our common stock to Lonza Walkersville, Inc. (Lonza) in a private placement as advance consideration related to a services agreement pursuant to which Lonza is manufacturing certain products for us intended for therapeutic use in humans. The total fair value of the common stock was $1,087,000 which has been recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2009, $414,000 remained as a prepaid asset which is expected to be expensed over the next three months.

     We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Lonza represented to us that it is an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Series A Preferred Stock Purchase Agreement by and between the Registrant and ViaGen, Inc., dated September 16, 2009.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: October 30, 2009		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Series A Preferred Stock Purchase Agreement by and between the Registrant and ViaGen, Inc., dated September 16, 2009.

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2009.