Form 10-Q
period 2010-03-31
GERON CORP
filed 2010-04-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 26, 2010:
Common Stock, $0.001 par value	98,181,475 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$35,900	$34,601
Restricted cash	791	791
Current portion of marketable securities	89,390	77,009
Interest and other receivables	1,359	1,318
Current portion of prepaid assets	5,794	4,060
Total current assets	133,234	117,779
Noncurrent portion of marketable securities	40,447	54,669
Noncurrent portion of prepaid assets	1,966	2,372
Investments in licensees	932	1,328
Property and equipment, net	3,934	3,938
Deposits and other assets	212	296
	$180,725	$180,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,807	$2,176
Accrued compensation	1,534	1,757
Accrued liabilities	1,925	1,925
Current portion of deferred revenue	700	700
Fair value of derivatives	839	897
Total current liabilities	6,805	7,455
Noncurrent portion of deferred revenue	175	350
Commitments and contingencies
Stockholders’ equity:
Common stock	97	92
Additional paid-in capital	767,831	750,158
Accumulated deficit	(593,907)	(577,267)
Accumulated other comprehensive loss	(276)	(406)
Total stockholders’ equity	173,745	172,577
	$180,725	$180,382

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues from collaborative agreements	$225	$—
License fees and royalties	693	444
Total revenues	918	444

Operating expenses:
Research and development (including amounts
for related parties: 2010-$327, 2009-$429)	13,545	13,771
General and administrative	3,850	3,378
Total operating expenses	17,395	17,149
Loss from operations	(16,477)	(16,705)
Unrealized gain on derivatives, net	58	77
Interest and other income	202	525
Losses recognized under equity method investment	(396)	(656)
Interest and other expense	(27)	(52)
Net loss	$(16,640)	$(16,811)

Basic and diluted net loss per share	$(0.18)	$(0.20)

Shares used in computing basic and diluted net loss per share	95,012,100	84,160,889

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,640)	$(16,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	431
Accretion and amortization on investments, net	909	(9)
Loss on retirement/sale of property and equipment	—	1
Issuance of common stock in exchange for services by non-employees	865	745
Stock-based compensation for employees and directors	3,069	2,520
Amortization related to 401(k) contributions	193	127
Loss on investments in licensees	396	656
Unrealized gain on derivatives, net	(58)	(77)
Changes in assets and liabilities:
Other current and noncurrent assets	1,299	2,076
Other current and noncurrent liabilities	208	1,292
Advance payment from related party for research
and development	—	(241)
Translation adjustment	(3)	—
Net cash used in operating activities	(9,365)	(9,290)

Cash flows from investing activities:
Restricted cash transfer	—	(1)
Purchases of property and equipment	(393)	(529)
Purchases of marketable securities	(32,935)	(48,460)
Proceeds from maturities of marketable securities	34,000	27,879
Net cash provided by (used in) investing activities	672	(21,111)

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	9,992	46,654
Net cash provided by financing activities	9,992	46,654
Net increase in cash and cash equivalents	1,299	16,253
Cash and cash equivalents at the beginning of the period	34,601	109,348
Cash and cash equivalents at the end of the period	$35,900	$125,601

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2010 and condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,248,855 and 857,838 shares for 2010 and 2009, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
MARCH 31, 2010
(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds and municipal securities. Our current investments include U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes with original maturities ranging from five to 24 months.

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. See Note 2 on Fair Value Measurements.

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

     We monitor our investments in licensees for impairment on a quarterly basis and make appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Other-than-temporary charges are included in interest and other income. Factors used in determining whether an other-than-temporary charge should be recognized include, but are not limited to: the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company’s ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company’s existing business model due to changing business environments and its ability to successfully implement necessary changes; and the general progress toward product development, including clinical trial results. See Note 2 on Fair Value Measurements.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

Restricted Cash

     The components of restricted cash were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	261	261
	$791	$791

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2010 and 2009 which was allocated as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Research and development	$1,647	$1,226
General and administrative	1,422	1,294
Stock-based compensation expense included in
operating expenses	$3,069	$2,520

Stock Options

     The fair value of options granted during the three months ended March 31, 2010 and 2009 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	None	None
Expected volatility	0.627	0.630
Risk-free interest rate range	2.38% to 2.65%	1.54% to 1.81%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the three months ended March 31, 2010 and 2009 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.592 to 0.995	0.536 to 1.016
Risk-free interest rate range	0.18% to 0.54%	0.28% to 2.38%
Expected term range	6 - 12 mos	6 - 12 mos

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

     Dividend yield is based on historical cash dividend payments, which have been none to date. The expected volatility is based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. We grant options under our equity plans to employees, non-employee directors and consultants, for whom the vesting period is generally four years.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net loss	$(16,640)	$(16,811)
Change in unrealized loss on available-for-sale securities
and marketable investments in licensees	133	3
Change in foreign currency translation adjustments	(3)	—
Comprehensive loss	$(16,510)	$(16,808)

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

     The components of accumulated other comprehensive loss were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Unrealized loss on available-for-sale securities and
marketable investments in licensees, net	$(101)	$(234)
Foreign currency translation adjustments	(175)	(172)
Accumulated other comprehensive loss	$(276)	$(406)

Recently Issued Accounting Guidance

     In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers. Additionally, the guidance requires a roll forward of activities related to the purchases, sales, issuances and settlements of assets and liabilities measured using Level 3 fair value measurements. We adopted this guidance as of January 1, 2010 and have reflected the increased level of disclosures in our notes to condensed consolidated financial statements. See Note 2 on Fair Value Measurements.

     In January 2010, the FASB issued authoritative guidance to amend the accounting and reporting requirements for decreases in ownership of a subsidiary. This guidance requires that a decrease in the ownership interest of a subsidiary that does not result in a change of control be treated as an equity transaction. The guidance also expands the disclosure requirements about the deconsolidation of a subsidiary. We adopted this guidance on January 1, 2010 and it did not have a material impact on our consolidated financial position, results of operations or cash flows, as no applicable deconsolidation of a subsidiary or derecognition of assets occurred subsequent to the effective date of such guidance.

     In February 2010, the FASB issued authoritative guidance to define a Securities and Exchange Commission (SEC) filer within the FASB Accounting Standards Codification and eliminate the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. We adopted the FASB guidance on the date of issuance, February 24, 2010. As the new guidance only pertained to disclosures, it had no impact on our consolidated financial position, results of operations or cash flows upon adoption.

2. FAIR VALUE MEASUREMENTS

     We categorize assets and liabilities recorded at fair value on our condensed consolidated balance sheet based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

Cash Equivalents and Marketable Securities Available-for-Sale

     Where quoted prices are available in an active market, securities are categorized as Level 1. Examples of such Level 1 securities include highly liquid U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 securities include corporate notes, asset-backed securities and commercial paper.

     Marketable securities by security type at March 31, 2010 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$31,336	$—	$—	$31,336
Municipal securities	3,500	—	—	3,500
	$34,836	$—	$—	$34,836
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$32,862	$11	$(7)	$32,866
Government-sponsored enterprise securities
(due in less than 1 year)	4,457	—	(8)	4,449
Government-sponsored enterprise securities
(due in 1 to 2 years)	4,000	—	(4)	3,996
Corporate notes (due in less than 1 year)	52,107	16	(48)	52,075
Corporate notes (due in 1 to 2 years)	36,512	1	(62)	36,451
	$129,938	$28	$(129)	$129,837

Marketable securities by security type at December 31, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$33,395	$—	$—	$33,395
Restricted cash:
Certificate of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$58,146	$20	$(7)	$58,159
Government-sponsored enterprise securities
(due in 1 to 2 years)	14,058	—	(37)	14,021
Corporate notes (due in less than 1 year)	18,847	11	(8)	18,850
Corporate notes (due in 1 to 2 years)	40,861	—	(213)	40,648
	$131,912	$31	$(265)	$131,678

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

     Marketable securities with unrealized losses at March 31, 2010 and December 31, 2009 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of March 31, 2010:
U.S. Treasury securities
(due in less than 1 year)	$17,291	$(7)	$—	$—	$17,291	$(7)
Government-sponsored enterprise
securities (due in less than 1 year)	4,449	(8)	—	—	4,449	(8)
Government-sponsored enterprise
securities (due in 1 to 2 years)	3,996	(4)	—	—	3,996	(4)
Corporate notes (due in less than 1 year)	31,963	(48)	—	—	31,963	(48)
Corporate notes (due in 1 to 2 years)	35,395	(62)	—	—	35,395	(62)
	$93,094	$(129)	$—	$—	$93,094	$(129)

As of December 31, 2009:
U.S. Treasury securities
(due in less than 1 year)	$18,859	$(7)	$—	$—	$18,859	$(7)
Government-sponsored enterprise
securities (due in 1 to 2 years)	14,021	(37)	—	—	14,021	(37)
Corporate notes (due in less than 1 year)	7,524	(8)	—	—	7,524	(8)
Corporate notes (due in 1 to 2 years)	40,648	(213)	—	—	40,648	(213)
	$81,052	$(265)	$—	$—	$81,052	$(265)

     The gross unrealized losses related to U.S. Treasury securities, government-sponsored enterprise securities and corporate notes as of March 31, 2010 and December 31, 2009, were due to changes in interest rates. We determined the gross unrealized losses on our marketable securities as of March 31, 2010 and December 31, 2009 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security.

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

     As of March 31, 2010 and December 31, 2009, the carrying values of our investments in non-marketable nonpublic companies were $932,000 and $1,328,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three months ended March 31, 2010 and 2009. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2010	December 31, 2009
Dividend yield	None	None
Expected volatility range	0.307 to 0.627	0.607 to 0.632
Risk-free interest rate range	0.15% to 2.55%	0.06% to 2.69%
Expected term range	1 mo to 5 yrs	4 mos to 5 yrs

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

     As of March 31, 2010 and December 31, 2009, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At March 31, 2010		At December 31, 2009
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
April 2005	$7.95	April 2005	April 2010	351,852	$—	351,852	$58
March 2005	$6.39	January 2007	March 2015	284,600	839	284,600	839
				636,452	$839	636,452	$897

     No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the three months ended March 31, 2010.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$31,336	$—	$—	$31,336
Municipal securities (1)	3,500	—	—	3,500
U.S. Treasury securities (2)	32,866	—	—	32,866
Government-sponsored enterprise securities (2)	8,445	—	—	8,445
Corporate notes (2)	—	88,526	—	88,526
Total	$76,147	$88,526	$—	$164,673

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Fair Value Measurements at Reporting Date Using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (3)	$—	$—	$839	$839
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in current and noncurrent marketable securities on our condensed consolidated balance sheets.

(3)	Included in fair value of derivatives on our condensed consolidated balance sheets.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31, 2010
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains Included	Sales,	Transfers		Instruments
	Fair Value at	in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	March 31,	March 31, 2010
(In thousands)	2009	(1)	net	Level 3	2010	(1)
Derivative liabilities	$897	$(58)	$—	$—	$839	$(58)
____________________

(1)	Reported as unrealized gain on derivatives in our condensed consolidated statements of operations.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

      In September 2009, Geron made a net equity investment in ViaGen of $2,010,000 and simultaneously Exeter converted its outstanding debt with ViaGen into equity. The new equity purchase did not fund prior ViaGen losses and represented additional financial support to ViaGen. Ownership of ViaGen upon consummation of the transactions and at March 31, 2010 was as follows: Exeter – 70%; Geron – 28%; and Smithfield Foods – 2%. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

     In applying the equity method of accounting to our investment in ViaGen, we increase (decrease) the carrying value of our investment by our proportionate share of ViaGen’s earnings (losses). If equity method losses exceed the carrying value of the investment, losses will be applied against any advances to ViaGen, including any commitments to provide financial support until those amounts are reduced to zero. The equity method of accounting shall then be suspended until income is subsequently reported. If income is reported, Geron’s proportionate share of income shall first be applied to recognize the equity method losses accumulated during the time the equity method was suspended.

     For the three months ended March 31, 2010 and 2009, we recognized $396,000 and $656,000, respectively, for our proportionate share of ViaGen’s operating losses. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. The adjusted basis of our investment in ViaGen at March 31, 2010 and December 31, 2009 was $932,000 and $1,328,000, respectively, which is reflected under investments in licensees on our condensed consolidated balance sheets.

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

     As a result of our obtaining control over TAT, we have included the results of TAT in our condensed consolidated financial statements beginning June 16, 2007. Based on consideration of the relevant rights described above, we have determined that BRC’s 25% equity interest in TAT is not substantive. The amended arrangement represented, in substance, a research and development arrangement between us and BRC. Therefore, this arrangement was accounted for as a research and development arrangement. As of December 31, 2009, all of BRC’s contributions had been fully expended on research and development activities.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

     For the three months ended March 31, 2010 and 2009, we incurred related party research and development costs of $327,000 and $429,000, respectively. As the source of funds used to perform this research activity on behalf of TAT was derived from our cash contributions to TAT, no related party revenue has been recognized for research and development services rendered for TAT for the three months ended March 31, 2010 and 2009.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuances

     In January 2010, we issued 133,357 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as consideration under an amendment to a master services agreement under which MPI has provided and will continue to provide certain preclinical services in support of our clinical programs. The fair value of the common stock of $829,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2010, $290,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In January 2010, we issued 94,741 shares of our common stock to Exponent, Inc. (Exponent), the lessor of the premises at 149 Commonwealth Drive, as a first installment payment of rent due under the extended lease agreement for the period from May 1, 2010 through July 31, 2012. The fair value of the common stock of $589,000 was recorded as a prepaid asset and will be amortized to rent expense on a pro-rata basis over the lease term.

     In January 2010, we issued 287,401 shares of our common stock to Samchully Pharm Co. Ltd. (Samchully) in a private placement as consideration related to an addendum agreement to a manufacturing agreement pursuant to which Samchully is performing certain services and manufacturing certain raw materials and products for us intended for use in human clinical trials. The fair value of the common stock of $1,704,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis upon the performance of services and the proper receipt of materials. As of March 31, 2010, $1,704,000 remained as a prepaid asset which is expected to be expensed over the next six months.

Warrant Exchange and Direct Equity Issuance

     On January 14, 2010, we exchanged outstanding warrants to purchase 5,559,426 shares of common stock held by certain institutional investors for 2,700,000 shares of common stock. In connection with the warrant exchange, we sold an additional 1,481,481 shares of common stock to the investors at a premium to the market price and issued warrants to the investors to purchase an additional 740,741 shares of common stock for gross proceeds of $10,000,000. The warrants are immediately exercisable from time to time at a price of $6.75 per share of common stock, and expire on October 31, 2010. A number of shares of common stock equal to those issued in exchange for the outstanding warrants cannot be sold during the 12 month period from the date of issuance unless the sales are at prices in excess of $9.11 per share.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as license fee revenue over the alliance program period as a result of our continuing involvement in the collaboration. Funding received for Geron’s efforts under the alliance program is being recognized as revenue from collaborative agreements as costs are incurred, which approximates our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three months ended March 31, 2010, we recognized $225,000 as revenue from collaborative agreements and $175,000 in license fee revenue in connection with this agreement.

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

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
	(Unaudited)
Supplemental Operating Activities:
Cash in transit from option exercises	$—	$33
Reclassification of derivative liabilities to equity	—	30
Issuance of common stock for 401(k) matching contributions	972	665
Issuance of common stock and warrants to purchase common stock
for services rendered to date or to be received in future periods	2,587	1,353
Reclassification of deposits to other current assets	83	350
Supplemental Investing Activities:
Net unrealized gain on marketable securities	133	3

8. SUBSEQUENT EVENTS

     In April 2010, we issued to Girindus America, Inc. (Girindus) 293,225 shares of our common stock in a private placement as consideration for a project order under a manufacturing agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $1,680,000 will be recorded as a prepaid asset and amortized to research and development expense on a pro-rata basis upon the performance of services and the proper receipt of materials, which is expected to be over the next six months.

     In April 2010, we issued to ReSearch Pharmaceutical Services, Inc. (RPS) 259,965 shares of our common stock in a private placement as consideration for a project agreement under a master services agreement under which RPS is providing certain services in support of our clinical programs. The fair value of the common stock of $1,490,000 will be recorded as a prepaid asset and amortized to research and development expense on a pro-rata basis as services are performed, which is expected to be over the next seven months.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

     In April 2010, we issued to Prime Synthesis, Inc. (Prime Synthesis) 24,536 shares of our common stock in a private placement as consideration for an addendum agreement under a master supply agreement pursuant to which Prime Synthesis is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $141,000 will be recorded as a prepaid asset and amortized to research and development expense on a pro-rata basis upon the performance of services and the proper receipt of materials, which is expected to be over the next six months.

     In April 2010, we issued to Exponent, the lessor of the premises at 149 Commonwealth Drive, 93,258 shares of our common stock in a private placement as a final installment payment of rent due under the extended lease agreement for the period from May 1, 2010 through July 31, 2012. The fair value of the common stock of $540,000 will be recorded as a prepaid asset and amortized to rent expense on a pro-rata basis over the lease term.

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

OVERVIEW

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues of $225,000 from collaborative agreements for the three months ended March 31, 2010, compared to none for the comparable 2009 period. Revenues in 2010 reflect revenue recognized under our collaboration with GE Healthcare UK Limited.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $605,000 for the three months ended March 31, 2010, compared to $380,000 for the comparable 2009 period related to our various agreements. The increase in license fees for the 2010 first quarter compared to the 2009 first quarter primarily reflected revenue recognized from upfront license fee payments under our worldwide exclusive license agreement with GE Healthcare UK Limited effective June 2009. We expect to recognize revenues of $525,000 for the remainder of 2010, $350,000 in 2011 and no revenues thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $88,000 for the three months ended March 31, 2010, compared to $64,000 for the comparable 2009 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $13.5 million for the three months ended March 31, 2010, compared to $13.8 million for the comparable 2009 period. The decrease in research and development expenses for the 2010 first quarter compared to the 2009 first quarter was primarily the net result of reduced manufacturing costs of $670,000 due to the completion of patient enrollment in our Phase II trial of GRNVAC1 and lower clinical trial costs of $437,000 due to completion of patient enrollment in four of six trials of imetelstat, partially offset by increased preclinical study costs of $291,000 for GRNOPC1 and higher non-cash compensation expense of $421,000 associated with equity-based awards. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for imetelstat along with continued development of our human embryonic stem cell (hESC) programs.

     Our research and development activities have arisen from our two major technology platforms, telomerase and hESCs. The oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. The following table gives the status of our oncology clinical trials:

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
* Initiation of Phase II clinical trials in non-small cell lung cancer, multiple myeloma, breast cancer and essential thrombocythemia is planned for 2010.

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

  GRNCHND1, hESC-derived chondrocytes for the treatment of osteoarthritis;

  hESC-derived hepatocytes for ADME drug testing;

  hESC-derived dendritic cells for cancer immunotherapy and to prevent immune rejection of the other cell types used in therapeutic applications; and

  hESC-derived osteoblasts for the treatment of osteoporosis.
     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. We have also developed scalable processes to differentiate these cells into therapeutically relevant cells. Currently, the human clinical trial of GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury, has been placed on clinical hold by the United States Food and Drug Administration (FDA). We are in discussions with the agency to answer its questions and proceed with the clinical trial.

     Research and development expenses allocated by program are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Oncology	$6,163	$7,306
hESC Therapies	7,382	6,465
Total	$13,545	$13,771

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an Investigational New Drug (IND) application. Clinical development typically involves three phases of trials: Phase I, II and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, very large amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA/BLA must be reviewed and approved by the FDA.

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

General and Administrative Expenses

     General and administrative expenses were $3.9 million for the three months ended March 31, 2010, compared to $3.4 million for the comparable 2009 period. The increase in general and administrative expenses for the 2010 first quarter compared to the 2009 first quarter was primarily due to higher non-cash compensation expense of $128,000 associated with equity-based awards, increased legal costs associated with our patents of $102,000 and higher consulting costs of $111,000. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $58,000 and $77,000 for the three months ended March 31, 2010 and 2009, respectively. The unrealized gains on derivatives for 2010 and 2009 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms and changes in other inputs factored into the estimate of their fair value such as the volatility of our common stock.

Interest and Other Income

     Interest income was $202,000 for the three months ended March 31, 2010, compared to $525,000 for the comparable 2009 period. The decrease in interest income for the 2010 first quarter compared to the 2009 first quarter was primarily due to lower interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 28% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $396,000 and $656,000 for the three months ended March 31, 2010 and 2009, respectively, for our proportionate share of ViaGen’s losses.

Interest and Other Expense

     Interest and other expense was $27,000 for the three months ended March 31, 2010, compared to $52,000 for the comparable 2009 period. The decrease in interest and other expense for the 2010 first quarter compared to the 2009 first quarter was primarily due to lower investment management charges.

Net Loss

     Net loss was $16.6 million for the three months ended March 31, 2010, compared to $16.8 million for the comparable 2009 period. The decrease in net loss for the 2010 first quarter compared to the 2009 first quarter was primarily the net result of increased revenues under our license and collaboration with GE Healthcare UK Limited, partially offset by decreased interest income due to lower interest rates and lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2010 were $166.5 million, compared to $167.1 million at December 31, 2009. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, U.S. government and agency securities, corporate notes, commercial paper, asset-backed securities and municipal securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and to date we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2010 was the net result of use of cash for operations, partially offset by the receipt of $10.0 million in gross proceeds from the sale of shares of common stock and warrants to purchase additional shares of common stock to institutional investors in January 2010.

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

     Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2010 and 2009 was $9.4 million and $9.3 million, respectively. The increase in net cash used for operations in 2010 was primarily the result of reduced interest income.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $672,000 for the three months ended March 31, 2010. Net cash used in investing activities was $21.1 million for the three months ended March 31, 2009. The decrease in net cash used in investing activities reflected decreased purchases of marketable securities and increased maturities of marketable securities.

     As of March 31, 2010 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $10.0 million and $46.7 million for the three months ended March 31, 2010 and 2009, respectively. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million. In February 2009, we completed a public offering of 7,250,000 shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses.

Contractual Obligations

     As of March 31, 2010, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2011-	2013-	After
Contractual Obligations (1)	Total	in 2010	2012	2014	2014
	(Amounts in thousands)
Equipment leases	$39	$12	$25	$2	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	1,588	315	389	374	510
Total contractual cash obligations	$1,627	$327	$414	$376	$510

____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan in the event of a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. In January 2010, we extended our lease at the premises at 149 Commonwealth Drive. We issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and will be amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with six financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities, corporate notes and money market funds. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

     Interest Rate Sensitivity. The primary objective of our investment activities is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of both fixed rate and floating rate interest earning instruments, and both carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in market conditions and in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in fair value due to changes in interest rates.

     The fair value of our cash equivalents and marketable securities at March 31, 2010 was $164.7 million. These investments include $34.8 million of cash equivalents which are due in less than 90 days, $89.4 million of short-term investments which are due in less than one year and $40.5 million of long-term investments which are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities, corporate notes and money market funds, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2010, there was an immaterial currency exchange impact from our intercompany transactions. As of March 31, 2010, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  preventing commercialization of therapies derived from hESCs; and

  as a result of the potential adverse effects above, causing a decrease in the price of our common stock.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2010, our accumulated deficit was approximately $593.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by WARF and relating to hESCs. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913), which are the U.S. equivalents of the European WARF case discussed above, are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from hESCs, as well as non-exclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent. In April 2010, the Board of Patent Appeals and Interferences reversed the earlier decision of the Patent Office on the 7,029,913 patent. WARF will now have the opportunity to present the claims for further examination at the Patent Office. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position. The final outcome of these or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents could negatively impact Geron’s proprietary position in this technology.

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

     Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors. In March 2010, President Obama signed the Patient Protection and Affordability Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA) into law. Focused on expanding healthcare coverage to millions of uninsured Americans and reducing the rate of increase in healthcare costs, the PPACA contains numerous initiatives that impact the pharmaceutical industry. These include, among other things:
  increasing existing price rebates in federally funded health care programs;

  expanding rebates, or other pharmaceutical company discounts, into new programs;

  imposing a new non-deductible excise tax on sales of certain prescription pharmaceutical products by prescription drug manufacturers and importers;

  reducing incentives for employer-sponsored health care;

  creating an independent commission to propose changes to Medicare with a particular focus on the cost of biopharmaceuticals in Medicare Part D;

  providing a government-run public option with biopharmaceutical price-setting capabilities;

  allowing the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers;

  reducing the number of years of data exclusivity for innovative biological products potentially leading to earlier biosimilar competition;

  increasing oversight by the FDA of pharmaceutical research and development processes and commercialization tactics; and

  adding a tax credit for qualifying therapeutic discovery projects (QTDP).

     While the PPACA may increase the number of patients who have insurance coverage for our product candidates, its cost containment measures could also adversely affect reimbursement for our potential products. Cost control initiatives could decrease the price that we receive for any product candidate we may develop in the future. If our potential products are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment for potential products currently in development, which could have an adverse impact on our business.

     The QTDP tax credit is equal to 50% of qualifying expenses incurred or directly related to the conduct of a qualifying therapeutic discovery project for taxable years beginning in 2009 and 2010. The credit can be used to either reduce the federal tax liability for an eligible taxpayer or be received as a grant for the same amount tax free. Eligible taxpayers must be a single employer of not more than 250 employees. To qualify for the credit, a project must be submitted to and certified by the Treasury Department. As of April 30, 2010, the final guidelines for the QTDP tax credit have not been released. Although our research and development activities appear to meet the initial criteria to receive a tax credit, we cannot predict the availability or amount of funds that could be received. If we are unsuccessful in obtaining the benefits of the QTDP tax credit and our competitors are successful, our business may be adversely impacted.

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

     Historically, our stock price has been extremely volatile. Between January 2000 and March 2010, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2007 and March 31, 2010, the price has ranged between a high of $9.85 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of March 31, 2010, we had 200,000,000 shares of common stock authorized for issuance and 97,458,243 shares of common stock outstanding. In addition, as of March 31, 2010, we have reserved for future issuance approximately 22,266,272 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 5, 2010, we issued 133,357 shares of our common stock to MPI Research, Inc. (MPI) in a private placement as consideration under an amendment to a master services agreement under which MPI has provided and will continue to provide certain preclinical services in support of our clinical programs. The fair value of the common stock of $829,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of March 31, 2010, $290,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On January 5, 2010, we issued 94,741 shares of our common stock to Exponent, Inc. (Exponent), the lessor of the premises at 149 Commonwealth Drive, as a first installment payment of rent due under the extended lease agreement for the period from May 1, 2010 through July 31, 2012. The fair value of the common stock of $589,000 was recorded as a prepaid asset and will be amortized to rent expense on a pro-rata basis over the lease term.

     On January 25, 2010, we issued 287,401 shares of our common stock to Samchully Pharm Co. Ltd. (Samchully) in a private placement as consideration related to an addendum agreement to a manufacturing agreement pursuant to which Samchully is performing certain services and manufacturing certain raw materials and products for us intended for use in human clinical trials. The fair value of the common stock of $1,704,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis upon the performance of services and the proper receipt of materials. As of March 31, 2010, $1,704,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     We issued the above-described shares of common stock in independent transactions and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each of MPI, Exponent and Samchully represented to us that it is an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: April 30, 2010		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.