Form 10-Q
period 2010-06-30
GERON CORP
filed 2010-07-30
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 26, 2010:
Common Stock, $0.001 par value	101,926,643 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$37,315	$34,601
Restricted cash	792	791
Current portion of marketable securities	83,789	77,009
Interest and other receivables	1,390	1,318
Current portion of prepaid assets	7,662	4,060
Total current assets	130,948	117,779
Noncurrent portion of marketable securities	34,100	54,669
Noncurrent portion of prepaid assets	1,867	2,372
Investments in licensees	437	1,328
Property and equipment, net	3,499	3,938
Deposits and other assets	284	296
	$171,135	$180,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,715	$2,176
Accrued compensation	2,246	1,757
Accrued liabilities	1,485	1,925
Current portion of deferred revenue	700	700
Fair value of derivatives	667	897
Total current liabilities	6,813	7,455
Noncurrent portion of deferred revenue	—	350
Commitments and contingencies
Stockholders’ equity:
Common stock	99	92
Additional paid-in capital	775,432	750,158
Accumulated deficit	(610,938)	(577,267)
Accumulated other comprehensive loss	(271)	(406)
Total stockholders’ equity	164,322	172,577
	$171,135	$180,382

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues from collaborative agreements	$225	$—	$450	$—
License fees and royalties	776	183	1,469	627
Total revenues	1,001	183	1,919	627

Operating expenses:
Research and development (including amounts for
related parties: three months - 2010-$317; 2009-
$502; six months – 2010-$644; 2009-$931)	13,389	15,112	26,934	28,883
General and administrative	4,488	3,828	8,338	7,206
Total operating expenses	17,877	18,940	35,272	36,089
Loss from operations	(16,876)	(18,757)	(33,353)	(35,462)
Unrealized gain (loss) on derivatives, net	172	(1,330)	230	(1,253)
Interest and other income	194	363	396	888
Losses recognized under equity method investment	(496)	—	(892)	(656)
Interest and other expense	(25)	(34)	(52)	(86)
Net loss	(17,031)	(19,758)	(33,671)	(36,569)
Deemed dividend on derivatives	—	(190)	—	(190)
Net loss applicable to common stockholders	$(17,031)	$(19,948)	$(33,671)	$(36,759)

Basic and diluted net loss per share applicable to
common stockholders	$(0.18)	$(0.23)	$(0.35)	$(0.43)

Shares used in computing basic and diluted net loss
per share applicable to common stockholders	96,712,059	88,547,553	95,862,080	86,354,221

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,671)	$(36,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804	884
Accretion and amortization on investments, net	1,814	164
Loss on retirement/sale of property and equipment	53	1
Issuance of common stock in exchange for services by non-employees	2,193	1,388
Stock-based compensation for employees and directors	6,120	5,092
Amortization related to 401(k) contributions	352	299
Loss on investments in licensees	892	676
Unrealized (gain) loss on derivatives, net	(230)	1,253
Changes in assets and liabilities:
Other current and noncurrent assets	2,203	3,761
Other current and noncurrent liabilities	302	2,817
Advance payment from related party for research
and development	—	(313)
Translation adjustment	(3)	—
Net cash used in operating activities	(19,171)	(20,547)

Cash flows from investing activities:
Restricted cash transfer	(1)	25
Purchases of property and equipment	(420)	(1,244)
Proceeds from sale of property and equipment	2	—
Purchases of marketable securities	(58,826)	(79,367)
Proceeds from maturities of marketable securities	70,940	46,130
Net cash provided by (used in) investing activities	11,695	(34,456)

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	10,190	47,026
Net cash provided by financing activities	10,190	47,026
Net increase (decrease) in cash and cash equivalents	2,714	(7,977)
Cash and cash equivalents at the beginning of the period	34,601	109,348
Cash and cash equivalents at the end of the period	$37,315	$101,371

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2010 and condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT is U.S. dollars. See Note 8 on Subsequent Event for the current status of TAT.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,182,957 and 1,011,597 shares for 2010 and 2009, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
JUNE 30, 2010
(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, municipal securities and corporate notes. Our current investments include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from four to 24 months.

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
JUNE 30, 2010
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

Restricted Cash

     The components of restricted cash were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	262	261
	$792	$791

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
JUNE 30, 2010
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

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2010 and 2009 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$1,096	$1,111	$2,743	$2,337
General and administrative	1,955	1,461	3,377	2,755
Stock-based compensation expense included in
operating expenses	$3,051	$2,572	$6,120	$5,092

     In May 2010, the vesting of certain outstanding restricted stock awards and the exercise periods of certain outstanding stock options were modified in connection with the retirement of a board member. Stock-based compensation expense of approximately $494,000 has been included in general and administrative expense for the modifications.

Stock Options

     The fair value of options granted during the six months ended June 30, 2010 and 2009 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.627 to 0.629	0.630 to 0.631
Risk-free interest rate range	2.13% to 2.65%	1.54% to 2.34%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the six months ended June 30, 2010 and 2009 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.592 to 0.995	0.536 to 1.016
Risk-free interest rate range	0.18% to 0.54%	0.28% to 2.38%
Expected term range	6 - 12 mos	6 - 12 mos

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(17,031)	$(19,758)	$(33,671)	$(36,569)
Change in net unrealized loss on available-for-sale
securities and marketable investments in licensees	5	(73)	138	(70)
Change in foreign currency translation adjustments	—	1	(3)	1
Comprehensive loss	$(17,026)	$(19,830)	$(33,536)	$(36,638)

     The components of accumulated other comprehensive loss were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Unrealized loss on available-for-sale securities and
marketable investments in licensees, net	$(96)	$(234)
Foreign currency translation adjustments	(175)	(172)
Accumulated other comprehensive loss	$(271)	$(406)

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Recently Issued Accounting Guidance

     In April 2010, the Financial Accounting Standards Board (FASB) ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus requires its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This authoritative guidance is effective for interim and annual reporting periods beginning on or after June 15, 2010. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial statements.

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

Cash Equivalents and Marketable Securities Available-for-Sale

     Where quoted prices are available in an active market, securities are categorized as Level 1. Examples of such Level 1 securities include U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 securities include corporate notes, asset-backed securities and commercial paper.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

     Marketable securities by security type at June 30, 2010 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$17,106	$—	$—	$17,106
Municipal securities	13,160	—	—	13,160
Corporate notes	5,761	2	(2)	5,761
	$36,027	$2	$(2)	$36,027
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Government-sponsored enterprise securities
(due in less than 1 year)	$12,444	$2	$(1)	$12,445
Government-sponsored enterprise securities
(due in 1 to 2 years)	2,000	—	—	2,000
Commercial paper (due in less than 1 year)	14,978	14	—	14,992
Corporate notes (due in less than 1 year)	56,439	—	(87)	56,352
Corporate notes (due in 1 to 2 years)	32,124	10	(34)	32,100
Investments in licensees	1	—	—	1
	$117,986	$26	$(122)	$117,890

     Marketable securities by security type at December 31, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$33,395	$—	$—	$33,395
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$58,146	$20	$(7)	$58,159
Government-sponsored enterprise securities
(due in 1 to 2 years)	14,058	—	(37)	14,021
Corporate notes (due in less than 1 year)	18,847	11	(8)	18,850
Corporate notes (due in 1 to 2 years)	40,861	—	(213)	40,648
	$131,912	$31	$(265)	$131,678

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

     Marketable securities with unrealized losses at June 30, 2010 and December 31, 2009 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of June 30, 2010:
Government-sponsored enterprise
securities (due in less than 1 year)	$1,259	$(1)	$—	$—	$1,259	$(1)
Corporate notes (due in less than 1 year)	48,441	(89)	—	—	48,441	(89)
Corporate notes (due in 1 to 2 years)	11,648	(34)	—	—	11,648	(34)
	$61,348	$(124)	$—	$—	$61,348	$(124)

As of December 31, 2009:
U.S. Treasury securities
(due in less than 1 year)	$18,859	$(7)	$—	$—	$18,859	$(7)
Government-sponsored enterprise
securities (due in 1 to 2 years)	14,021	(37)	—	—	14,021	(37)
Corporate notes (due in less than 1 year)	7,524	(8)	—	—	7,524	(8)
Corporate notes (due in 1 to 2 years)	40,648	(213)	—	—	40,648	(213)
	$81,052	$(265)	$—	$—	$81,052	$(265)

     The gross unrealized losses related to U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes as of June 30, 2010 and December 31, 2009, were due to changes in interest rates. We determined the gross unrealized losses on our marketable securities as of June 30, 2010 and December 31, 2009 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security.

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

     As of June 30, 2010 and December 31, 2009, the carrying values of our investments in non-marketable nonpublic companies were $436,000 and $1,328,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and six months ended June 30, 2010 and 2009. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2010	December 31, 2009
Dividend yield	None	None
Expected volatility range	0.627	0.607 to 0.632
Risk-free interest rate range	1.79%	0.06% to 2.69%
Expected term range	5 yrs	4 mos to 5 yrs

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

     As of June 30, 2010 and December 31, 2009, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At June 30, 2010		At December 31, 2009
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
April 2005	$7.95	April 2005	April 2010	—	$—	351,852	$58
March 2005	$6.39	January 2007	March 2015	284,600	667	284,600	839
				284,600	$667	636,452	$897

     No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the three and six months ended June 30, 2010.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$17,106	$—	$—	$17,106
Municipal securities (1)	13,160	—	—	13,160
Government-sponsored enterprise securities (2)	14,445	—	—	14,445
Commercial paper (2)	—	14,992	—	14,992
Corporate notes (3)	—	94,213	—	94,213
Marketable investments in licensees (4)	1	—	—	1
Total	$44,712	$109,205	$—	$153,917

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Fair Value Measurements at Reporting Date Using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (5)	$—	$—	$667	$667
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in current and noncurrent marketable securities on our condensed consolidated balance sheets.

(3)	Included in cash and cash equivalents and current and noncurrent marketable securities on our condensed consolidated balance sheets.

(4)	Included in investments in licensees on our condensed consolidated balance sheets.

(5)	Included in fair value of derivatives on our condensed consolidated balance sheets.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2010 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30, 2010
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains Included	Sales,	Transfers		Instruments
	Fair Value at	In	Issuances,	In and/or	Fair Value at	Held at
	March 31,	Earnings, net	Settlements,	Out of	June 30,	June 30, 2010
(In thousands)	2010	(1)	net	Level 3	2010	(1)
Derivative liabilities	$839	$(172)	$—	$—	$667	$(172)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30, 2010
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains Included	Sales,	Transfers		Instruments
	Fair Value at	In	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	June 30,	June 30, 2010
(In thousands)	2009	(1)	net	Level 3	2010	(1)
Derivative liabilities	$897	$(230)	$—	$—	$667	$(172)
____________________

(1)     Reported as unrealized gain on derivatives in our condensed consolidated statements of operations.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

     In September 2009, Geron made a net equity investment in ViaGen of $2,010,000 and simultaneously Exeter converted its outstanding debt with ViaGen into equity. The new equity purchase did not fund prior ViaGen losses and represented additional financial support to ViaGen. Ownership of ViaGen upon consummation of the transactions and at June 30, 2010 was as follows: Exeter – 70%; Geron – 28%; and Smithfield Foods – 2%. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

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

     For the three and six months ended June 30, 2010, we recognized $496,000 and $892,000, respectively, for our proportionate share of ViaGen’s operating losses compared to none and $656,000 for the comparable 2009 periods. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. The adjusted basis of our investment in ViaGen at June 30, 2010 and December 31, 2009 was $436,000 and $1,328,000, respectively, which is reflected under investments in licensees on our condensed consolidated balance sheets.

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducts research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we direct the preclinical and drug development activities, own a 75% voting interest and exercise control over the company. Upon any winding up of TAT, all intellectual property of TAT is assigned to us and BRC is entitled to royalties on sales of future products developed from TAT’s efforts up to a fixed amount based on BRC’s cash contributions. Upon a winding up of TAT, if the assets available for distribution, other than the intellectual property, are insufficient to repay the whole of the paid-up capital, such assets shall be distributed so that the losses shall be borne by the shareholders in proportion to the cash contributed by both parties. See Note 8 on Subsequent Event for the current status of TAT.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

     For the three and six months ended June 30, 2010, we incurred related party research and development costs of $317,000 and $644,000, respectively, compared to $502,000 and $931,000 for the comparable 2009 periods. As the source of funds used to perform this research activity on behalf of TAT was derived from our cash contributions to TAT, no related party revenue has been recognized for research and development services rendered for TAT for the three and six months ended June 30, 2010 and 2009.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuances

     In April 2010, we issued to Girindus America, Inc. (Girindus) 293,225 shares of our common stock in a private placement as consideration for a project order under a manufacturing agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $1,680,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed and the proper materials are received. As of June 30, 2010, $1,147,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In April 2010, we issued to ReSearch Pharmaceutical Services, Inc. (RPS) 259,965 shares of our common stock in a private placement as consideration for a project agreement under a master services agreement pursuant to which RPS is providing certain services in support of our clinical programs. The fair value of the common stock of $1,490,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2010, $1,062,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In April 2010, we issued to Prime Synthesis, Inc. (Prime Synthesis) 24,536 shares of our common stock in a private placement as consideration for an addendum agreement under a master supply agreement pursuant to which Prime Synthesis is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $141,000 was recorded as a prepaid asset and as of June 30, 2010, has been fully amortized to research and development expense in connection with receipt of the proper materials.

     In April 2010, we issued to Exponent, Inc. (Exponent), the lessor of our premises at 149 Commonwealth Drive, 93,258 shares of our common stock in a private placement as a final installment payment of rent due under the extended lease agreement for the period from May 1, 2010 through July 31, 2012. The fair value of the common stock of $540,000 has been recorded as a prepaid asset and is being amortized to rent expense on a pro-rata basis over the lease term.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

5. COLLABORATIVE AGREEMENT

     In June 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, GEHC has been granted an exclusive license under Geron’s intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under Geron’s rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We have established a multi-year alliance program with GEHC under which scientists from both companies are working to develop hESC-based products for drug discovery.

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

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as license fee revenue over the alliance program period as a result of our continuing involvement in the collaboration. Funding received for Geron’s efforts under the alliance program is being recognized as revenue from collaborative agreements as costs are incurred, which approximates our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three and six months ended June 30, 2010, we recognized $225,000 and $450,000 as revenue from collaborative agreements, respectively, and $175,000 and $350,000 as license fee revenue, respectively, in connection with this agreement.

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

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended
	June 30,
(In Thousands)	2010	2009
Supplemental Operating Activities:
Cash in transit from option exercises	$—	$33
Net unrealized gain on investments in licensees	—	19
Reclassification of derivative liabilities to equity	—	30
Issuance of common stock for 401(k) matching contributions	993	665
Issuance of common stock for services rendered to date or
to be received in future periods	5,433	3,212
Reclassification of deposits to other current assets	11	350
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	138	(89)

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

8. SUBSEQUENT EVENT

     In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. The remaining assets of TAT will be fully absorbed by Geron. In connection with the winding up of TAT, all intellectual property of TAT will be assigned to Geron. BRC will be entitled to receive royalties on future sales of products covered by the TAT intellectual property up to an amount equal to 150% of its original capital contributions to TAT. The full wind up of TAT is expected to conclude by December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 26, 2010.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues of $225,000 and $450,000, respectively, from collaborative agreements for the three and six months ended June 30, 2010, compared to none for the comparable 2009 periods. Revenues in 2010 reflect revenue recognized under our collaboration with GE Healthcare UK Limited (GEHC).

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $302,000 and $907,000 for the three and six months ended June 30, 2010, respectively, compared to $145,000 and $526,000 for the comparable 2009 periods related to our various agreements. The increase in license fees for the 2010 periods compared to the 2009 periods primarily reflected revenue recognized from upfront license fee payments under our worldwide exclusive license agreement with GEHC effective June 2009. We expect to recognize revenues of $350,000 for the remainder of 2010, $350,000 in 2011 and no revenues thereafter related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $474,000 and $562,000 for the three and six months ended June 30, 2010, respectively, compared to $38,000 and $101,000 for the comparable 2009 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $13.4 million and $26.9 million for the three and six months ended June 30, 2010, respectively, compared to $15.1 million and $28.9 million for the comparable 2009 periods. The decrease in research and development expenses for the three and six months ended June 30, 2010 compared to the comparable 2009 periods was primarily due to reduced product manufacturing costs resulting from completion of patient enrollment in our Phase II trial of GRNVAC1 of $806,000 and $1.5 million, respectively, and lower preclinical study costs of $612,000 and $497,000, respectively. Overall, we expect research and development expenses to increase as we incur expenses related to Phase II clinical trials for imetelstat along with continued development of our human embryonic stem cell (hESC) programs.

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

     Interim data from the Phase I single agent trial in patients with relapsed and refractory multiple myeloma has shown that imetelstat inhibits telomerase both in the bulk myeloma fraction as well as the stem-cell containing fraction in patients’ bone marrow. Interim data from the trial in patients with refractory, advanced solid cancers has shown that with a modified dosing schedule, the exposures to imetelstat exceeded the levels associated with inhibiting tumor growth from several models of human cancers. From the above trials, we have obtained data to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat. With this information, we have established the single agent Phase II dose and dosing schedule and are planning to advance imetelstat to Phase II clinical trials in four different malignancies. In July 2010, the first patient was enrolled into Geron’s randomized Phase II clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with non-small cell lung cancer.

     Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We are conducting a Phase II clinical trial of our telomerase vaccine using the prime/boost vaccination protocol in patients with acute myelogenous leukemia in complete clinical remission. Recent data from the trial showed that GRNVAC1 was safe and generally well tolerated over multiple vaccinations. Continued follow-up of patients for an additional six months is required to estimate the impact of vaccination on disease-free survival.

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

  hESC-derived dendritic cells for cancer immunotherapy and to prevent immune rejection of the other cell types used in therapeutic applications; and

  hESC-derived osteoblasts for the treatment of osteoporosis and non-union bone fractures.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. We have also developed scalable processes to differentiate these cells into therapeutically relevant cells. Recently, the U.S. Food and Drug Administration (FDA) lifted its clinical hold on the Investigational New Drug (IND) application for GRNOPC1, our human embryonic stem cell (hESC)-derived therapy targeted for the treatment of acute spinal cord injury. We will proceed with initiation of the Phase I multi-center trial that is designed to establish the safety of GRNOPC1 in patients with “complete” American Spinal Injury Association (ASIA) grade A subacute thoracic spinal cord injuries.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Oncology	$6,618	$7,691	$12,789	$15,020
hESC Therapies	6,771	7,421	14,145	13,863
Total	$13,389	$15,112	$26,934	$28,883

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

General and Administrative Expenses

     General and administrative expenses were $4.5 million and $8.3 million for the three and six months ended June 30, 2010, respectively, compared to $3.8 million and $7.2 million for the comparable 2009 periods. The increase in general and administrative expenses for the three and six months ended June 30, 2010 compared to the comparable 2009 periods was primarily due to higher non-cash compensation expense associated with equity-based awards of $494,000 and $622,000, respectively, and higher consulting costs of $323,000 and $434,000, respectively. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $172,000 and $230,000 for the three and six months ended June 30, 2010, respectively, compared to unrealized losses of $1.3 million for the comparable 2009 periods. The unrealized gains on derivatives for 2010 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms and changes in other inputs factored into the estimate of their fair value such as the volatility of our common stock. The unrealized losses on derivatives for 2009 primarily reflected increased fair values of derivative liabilities resulting from higher underlying common stock values.

Interest and Other Income

     Interest income was $194,000 and $396,000 for the three and six months ended June 30, 2010, respectively, compared to $363,000 and $888,000 for the comparable 2009 periods. The decrease in interest income for the 2010 periods compared to the 2009 periods was primarily due to lower interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 28% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $496,000 and $892,000 for the three and six months ended June 30, 2010, respectively, compared to none and $656,000 for the comparable 2009 periods for our proportionate share of ViaGen’s losses.

Interest and Other Expense

     Interest and other expense was $25,000 and $52,000 for the three and six months ended June 30, 2010, respectively, compared to $34,000 and $86,000 for the comparable 2009 periods. The decrease in interest and other expense for the 2010 periods compared to the 2009 periods was primarily due to lower investment management charges.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $17.0 million and $33.7 million for the three and six months ended June 30, 2010, respectively, compared to $19.9 million and $36.8 million for the comparable 2009 periods. The decrease in net loss applicable to common stockholders for the 2010 periods compared to the 2009 periods was primarily the net result of increased revenues under our license and collaboration with GEHC, reduced research and development expenses and unrealized gains on derivatives, partially offset by decreased interest income due to lower interest rates and lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at June 30, 2010 were $156.0 million, compared to $167.1 million at December 31, 2009. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and to date we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2010 was the net result of use of cash for operations, partially offset by the receipt of $10.0 million in gross proceeds from the sale of shares of common stock and warrants to purchase additional shares of common stock to institutional investors in January 2010.

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

     Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2010 and 2009 was $19.2 million and $20.5 million, respectively. The decrease in net cash used for operations in 2010 was primarily the result of increased revenues from our collaboration with GEHC and higher royalty revenues.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $11.7 million for the six months ended June 30, 2010. Net cash used in investing activities was $34.5 million for the six months ended June 30, 2009. The decrease in net cash used in investing activities reflected decreased purchases of marketable securities and increased maturities of marketable securities.

     As of June 30, 2010 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $10.2 million and $47.0 million for the six months ended June 30, 2010 and 2009, respectively. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million. In February 2009, we completed a public offering of 7,250,000 shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses.

Contractual Obligations

     As of June 30, 2010, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2011-	2013-	After
Contractual Obligations (1)	Total	in 2010	2012	2014	2014
	(Amounts in thousands)
Equipment leases	$34	$7	$25	$2	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	1,637	329	399	384	525
Total contractual cash obligations	$1,671	$336	$424	$386	$525
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan in the event of a change in control of the company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. In January 2010, we extended the lease at our premises at 149 Commonwealth Drive. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with six financial institutions in the United States and Scotland. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

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

     The fair value of our cash equivalents and marketable securities at June 30, 2010 was $153.9 million. These investments include $36.0 million of cash equivalents which are due in less than 90 days, $83.8 million of short-term investments which are due in less than one year and $34.1 million of long-term investments which are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2010, there was an immaterial currency exchange impact from our intercompany transactions. As of June 30, 2010, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have sponsored six Phase I or I/II trials of our lead anti-cancer drug, imetelstat, in patients with chronic lymphoproliferative diseases, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma. Four of those trials have completed patient enrollment and the remaining two are expected to complete enrollment in 2010. We currently plan to advance imetelstat to Phase II trials in 2010 in four different malignancies. In July 2010, the first patient was enrolled into Geron’s randomized Phase II clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with non-small cell lung cancer. Patient enrollment for our telomerase cancer vaccine, GRNVAC1, trial in patients with acute myelogenous leukemia is now complete and we are awaiting the results from this Phase II trial. We have no other product candidates in clinical testing. Recently, the U.S. Food and Drug Administration (FDA) lifted its clinical hold on the Investigational New Drug (IND) application for GRNOPC1, our human embryonic stem cell (hESC)-derived therapy targeted for the treatment of acute spinal cord injury. We will proceed with initiation of the Phase I multi-center trial that is designed to establish the safety of GRNOPC1 in patients with “complete” American Spinal Injury Association (ASIA) grade A subacute thoracic spinal cord injuries.

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

     On March 9, 2009, President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, in July 2009 the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research. Under the new guidelines, federal funding is allowed for research using hESCs derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. Strict ethics requirements must be followed to qualify new stem cell lines, including extensive documentation around consent forms and written policies and procedures. Certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

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

     We have incurred operating losses every year since our operations began in 1990. As of June 30, 2010, our accumulated deficit was approximately $610.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We do not have experience as a company in conducting large-scale clinical trials, or in other areas required for the successful commercialization and marketing of our product candidates.

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were proposed in a new rule package by the United States Patent and Trademark Office (the Patent Office) in 2007. The proposed new rules were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the rule package was blocked by a court injunction requested by a pharmaceutical company. The Patent Office challenged the court decision through an appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC), but the appeal was dismissed in November 2009, after the Patent Office changed course and rescinded the proposed new rules. At this point we do not know whether the Patent Office will attempt to introduce new rules to replace those that were recently withdrawn or whether any such new rules would also be challenged.

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

     Where several parties seek U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. By way of example, we are currently a party to an interference proceeding that involves patent filings for making endoderm cells from hESCs. We requested that the Patent Office declare this interference after Novocell Inc. (recently renamed ViaCyte, Inc.) was granted patent claims that conflict with subject matter we filed in an earlier patent application. The interference proceeding will determine whether ViaCyte is entitled to such patent claims. A number of outcomes are possible: the claims may be awarded to ViaCyte; the claims may be awarded to Geron, or neither party might be found to be entitled to the claims. The decision from the Patent Office may also be subject to appeal. Since the interference is still ongoing, we cannot predict what the outcome will be.

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

     In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. We have appealed that decision to the TBA, and that appeal is still pending. Because this appeal is ongoing, the outcome cannot be determined at this time. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd. We have recently been awarded a second European patent with claims to telomerase peptides, and this patent has also been opposed by KAEL-GemVax. We cannot predict the outcome of this opposition or any subsequent appeal of the decision in the opposition.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Merck is developing cancer vaccines targeted to telomerase other than dendritic cell-based vaccines; Sienna is developing cancer diagnostics using our telomerase technology; and GE Healthcare UK Limited is developing cell-based assays using cells derived from our hESCs. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     Our telomerase inhibitor compound, imetelstat, our telomerase cancer vaccine, GRNVAC1, and our hESC-based products are likely to be more expensive to manufacture than most other treatments currently on the market today. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a modest scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today.

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

     The QTDP tax credit is equal to 50% of qualifying expenses incurred or directly related to the conduct of a qualifying therapeutic discovery project for taxable years beginning in 2009 and 2010. The credit can be used to either reduce the federal tax liability for an eligible taxpayer or be received as a grant for the same amount tax free. Eligible taxpayers must be a single employer of not more than 250 employees. To qualify for the credit, a project must be submitted to and certified by the Treasury Department. The deadline for the QTDP application was July 21, 2010 and final decision on the awardees will be announced by October 31, 2010. Although our research and development activities appear to meet the initial criteria to receive a tax credit, we cannot predict the availability or amount of funds that could be received. If we are unsuccessful in obtaining the benefits of the QTDP tax credit and our competitors are successful, our business may be adversely impacted.

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

     Historically, our stock price has been extremely volatile. Between January 2000 and June 2010, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2007 and June 30, 2010, the price has ranged between a high of $9.85 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2010, we had 200,000,000 shares of common stock authorized for issuance and 98,918,938 shares of common stock outstanding. In addition, as of June 30, 2010, we have reserved for future issuance approximately 26,107,429 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 6, 2010, we issued to Girindus America, Inc. (Girindus) 293,225 shares of our common stock in a private placement as consideration for a project order under a manufacturing agreement pursuant to which Girindus is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $1,680,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed and the proper materials are received. As of June 30, 2010, $1,147,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On April 6, 2010, we issued to ReSearch Pharmaceutical Services, Inc. (RPS) 259,965 shares of our common stock in a private placement as consideration for a project agreement under a master services agreement pursuant to which RPS is providing certain services in support of our clinical programs. The fair value of the common stock of $1,490,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of June 30, 2010, $1,062,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On April 6, 2010, we issued to Prime Synthesis, Inc. (Prime Synthesis) 24,536 shares of our common stock in a private placement as consideration for an addendum agreement under a master supply agreement pursuant to which Prime Synthesis is manufacturing certain materials for us intended for therapeutic use in humans. The fair value of the common stock of $141,000 was recorded as a prepaid asset and as of June 30, 2010, has been fully amortized to research and development expense in connection with receipt of the proper materials.

     On April 6, 2010, we issued to Exponent, Inc. (Exponent), the lessor of the premises at 149 Commonwealth Drive, 93,258 shares of our common stock in a private placement as a final installment payment of rent due under the extended lease agreement for the period from May 1, 2010 through July 31, 2012. The fair value of the common stock of $540,000 has been recorded as a prepaid asset and is being amortized to rent expense on a pro-rata basis over the lease term.

     We issued the above-described shares of common stock in independent transactions and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each of Girindus, RPS, Prime Synthesis and Exponent represented to us that it is an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1+	Amended and Restated 2002 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.
____________________

+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 29, 2010.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: July 30, 2010		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	Amended and Restated 2002 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2010.
____________________

+	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 29, 2010.