Form 10-Q
period 2010-09-30
GERON CORP
filed 2010-10-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 25, 2010:
Common Stock, $0.001 par value	102,587,183 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$34,490	$34,601
Restricted cash	792	791
Current portion of marketable securities	91,056	77,009
Interest and other receivables	1,047	1,318
Current portion of prepaid assets	10,089	4,060
Total current assets	137,474	117,779
Noncurrent portion of marketable securities	19,856	54,669
Noncurrent portion of prepaid assets	1,364	2,372
Investments in licensees	194	1,328
Property and equipment, net	3,217	3,938
Deposits and other assets	190	296
	$162,295	$180,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,958	$2,176
Accrued compensation	2,817	1,757
Accrued liabilities	1,509	1,925
Current portion of deferred revenue	577	700
Fair value of derivatives	764	897
Total current liabilities	7,625	7,455
Noncurrent portion of deferred revenue	—	350
Commitments and contingencies
Stockholders’ equity:
Common stock	103	92
Additional paid-in capital	783,865	750,158
Accumulated deficit	(629,282)	(577,267)
Accumulated other comprehensive loss	(16)	(406)
Total stockholders’ equity	154,670	172,577
	$162,295	$180,382

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues from collaborative agreements	$203	$225	$653	$225
License fees and royalties	343	269	1,812	896
Total revenues	546	494	2,465	1,121

Operating expenses:
Research and development (including amounts for
related parties: three months – 2010-$53; 2009-
$397; nine months – 2010-$697; 2009-$1,328)	13,728	13,395	40,662	42,278
General and administrative	5,021	3,499	13,359	10,705
Total operating expenses	18,749	16,894	54,021	52,983
Loss from operations	(18,203)	(16,400)	(51,556)	(51,862)
Unrealized gain (loss) on derivatives, net	(97)	966	133	(287)
Interest and other income	223	240	619	1,128
Losses recognized under equity method investment	(243)	—	(1,135)	(656)
Interest and other expense	(24)	(30)	(76)	(116)
Net loss	(18,344)	(15,224)	(52,015)	(51,793)
Deemed dividend on derivatives	—	—	—	(190)
Net loss applicable to common stockholders	$(18,344)	$(15,224)	$(52,015)	$(51,983)

Basic and diluted net loss per share applicable to
common stockholders	$(0.19)	$(0.17)	$(0.54)	$(0.59)

Shares used in computing basic and diluted net loss
per share applicable to common stockholders	97,476,668	89,402,642	96,400,276	87,370,361

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(52,015)	$(51,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,208	1,346
Accretion and amortization on investments, net	2,803	421
Loss on retirement/sale of property and equipment	53	127
Issuance of common stock in exchange for services by non-employees	3,033	2,227
Stock-based compensation for employees and directors	10,442	7,916
Amortization related to 401(k) contributions	514	416
Loss on investments in licensees	1,135	682
Unrealized (gain) loss on derivatives, net	(133)	287
Changes in assets and liabilities:
Other current and noncurrent assets	3,778	3,527
Other current and noncurrent liabilities	1,033	3,512
Advance payment from related party for research
and development	—	(440)
Translation adjustment	12	—
Net cash used in operating activities	(28,137)	(31,772)

Cash flows from investing activities:
Restricted cash transfer	(1)	25
Investment in licensee	—	(2,009)
Purchases of property and equipment	(542)	(1,352)
Proceeds from sale of property and equipment	2	—
Purchases of marketable securities	(95,855)	(110,491)
Proceeds from maturities of marketable securities	114,195	82,630
Net cash provided by (used in) investing activities	17,799	(31,197)

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	10,227	51,490
Net cash provided by financing activities	10,227	51,490
Net decrease in cash and cash equivalents	(111)	(11,479)
Cash and cash equivalents at the beginning of the period	34,601	109,348
Cash and cash equivalents at the end of the period	$34,490	$97,869

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2010 and condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

Principles of Consolidation

     The consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT is U.S. dollars. See Note 3 on Joint Venture and Related Party Transactions for the current status of TAT.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,117,454 and 1,279,520 shares for 2010 and 2009, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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

Restricted Cash

     The components of restricted cash were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	262	261
	$792	$791

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
SEPTEMBER 30, 2010
(UNAUDITED)

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant-date fair value estimated using accounting guidance in effect at that time and following the straight-line attribution method.

     The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2010 and 2009 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$2,124	$1,588	$4,867	$3,925
General and administrative	2,198	1,236	5,575	3,991
Stock-based compensation expense
included in operating expenses	$4,322	$2,824	$10,442	$7,916

Stock Options

     The fair value of options granted during the nine months ended September 30, 2010 and 2009 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.625 to 0.629	0.630 to 0.631
Risk-free interest rate range	1.46% to 2.65%	1.54% to 2.52%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the nine months ended September 30, 2010 and 2009 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.468 to 0.995	0.536 to 1.016
Risk-free interest rate range	0.18% to 0.54%	0.28% to 2.38%
Expected term range	6 - 12 mos	6 - 12 mos

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

     Dividend yield is based on historical cash dividend payments, which have been none to date. The expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. We grant service-based options under our equity plans to employees, non-employee directors and consultants, for whom the vesting period is generally four years.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

     We grant restricted stock awards to employees and non-employee directors with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. Service-based awards generally vest annually over four years. Performance-based awards vest only upon achievement of discrete strategic goals within a specified performance period, generally three years. Market-based awards vest only upon achievement of certain market price thresholds of our common stock within a specified performance period, generally three years.

     The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures, as applicable. The fair value is amortized as compensation expense over the requisite service period of the award on a straight-line basis.

     The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures, as applicable. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever.

     The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Compensation expense is recognized over the derived service period for the awards using the straight-line method, but is accelerated if the market condition is achieved earlier than estimated.

Non-Employee Stock-Based Awards

     For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards in our condensed consolidated statements of operations.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. The activity in comprehensive loss during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(18,344)	$(15,224)	$(52,015)	$(51,793)
Change in net unrealized gain (loss) on
available-for-sale securities and
marketable investments in licensees	240	(88)	378	(158)
Change in foreign currency translation
adjustments	15	(1)	12	—
Comprehensive loss	$(18,089)	$(15,313)	$(51,625)	$(51,951)

     The components of accumulated other comprehensive loss were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Unrealized gain (loss) on available-for-sale securities and
marketable investments in licensees, net	$144	$(234)
Foreign currency translation adjustments	(160)	(172)
Accumulated other comprehensive loss	$(16)	$(406)

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

     Marketable securities by security type at September 30, 2010 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$19,486	$—	$—	$19,486
Municipal securities	12,650	—	—	12,650
	$32,136	$—	$—	$32,136
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Government-sponsored enterprise securities
(due in less than 1 year)	$11,455	$2	$—	$11,457
Government-sponsored enterprise securities
(due in 1 to 2 years)	8,000	1	—	8,001
Commercial paper (due in less than 1 year)	15,480	14	—	15,494
Corporate notes (due in less than 1 year)	64,041	82	(18)	64,105
Corporate notes (due in 1 to 2 years)	11,792	63	—	11,855
Investments in licensees	1	—	—	1
	$110,769	$162	$(18)	$110,913

     Marketable securities by security type at December 31, 2009 were as follows:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$33,395	$—	$—	$33,395
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$58,146	$20	$(7)	$58,159
Government-sponsored enterprise securities
(due in 1 to 2 years)	14,058	—	(37)	14,021
Corporate notes (due in less than 1 year)	18,847	11	(8)	18,850
Corporate notes (due in 1 to 2 years)	40,861	—	(213)	40,648
	$131,912	$31	$(265)	$131,678

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

     Marketable securities with unrealized losses at September 30, 2010 and December 31, 2009 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of September 30, 2010:
Corporate notes (due in less than 1 year)	$30,386	$(18)	$—	$—	$30,386	$(18)

As of December 31, 2009:
U.S. Treasury securities
(due in less than 1 year)	$18,859	$(7)	$—	$—	$18,859	$(7)
Government-sponsored enterprise
securities (due in 1 to 2 years)	14,021	(37)	—	—	14,021	(37)
Corporate notes (due in less than 1 year)	7,524	(8)	—	—	7,524	(8)
Corporate notes (due in 1 to 2 years)	40,648	(213)	—	—	40,648	(213)
	$81,052	$(265)	$—	$—	$81,052	$(265)

     The gross unrealized losses related to U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes as of September 30, 2010 and December 31, 2009, were due to changes in interest rates. We determined the gross unrealized losses on our marketable securities as of September 30, 2010 and December 31, 2009 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security.

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

     As of September 30, 2010 and December 31, 2009, the carrying values of our investments in non-marketable nonpublic companies were $193,000 and $1,328,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and nine months ended September 30, 2010 and 2009. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2010	December 31, 2009
Dividend yield	None	None
Expected volatility range	0.646	0.607 to 0.632
Risk-free interest rate range	1.27%	0.06% to 2.69%
Expected term range	4.5 yrs	4 mos to 5 yrs

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

     As of September 30, 2010 and December 31, 2009, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At September 30, 2010		At December 31, 2009
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
April 2005	$7.95	April 2005	April 2010	—	$—	351,852	$58
March 2005	$6.39	January 2007	March 2015	284,600	764	284,600	839
				284,600	$764	636,452	$897

     No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the three and nine months ended September 30, 2010.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$19,486	$—	$—	$19,486
Municipal securities (1)	12,650	—	—	12,650
Government-sponsored enterprise securities (2)	19,458	—	—	19,458
Commercial paper (2)	—	15,494	—	15,494
Corporate notes (2)	—	75,960	—	75,960
Marketable investments in licensees (3)	1	—	—	1
Total	$51,595	$91,454	$—	$143,049

Liabilities
Derivatives (4)	$—	$—	$764	$764
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in current and noncurrent marketable securities on our condensed consolidated balance sheets.

(3)	Included in investments in licensees on our condensed consolidated balance sheets.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheets.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2010 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30, 2010
Change in
Unrealized Losses
		Total				Related to
		Unrealized	Purchases,			Financial
		Losses Included	Sales,	Transfers		Instruments
	Fair Value at	In	Issuances,	In and/or	Fair Value at	Held at
	June 30,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2010
(In thousands)	2010	(1)	net	Level 3	2010	(1)
Derivative liabilities	$667	$97	$—	$—	$764	$97

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30, 2010
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains Included	Sales,	Transfers		Instruments
	Fair Value at	In	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	September 30,	September 30, 2010
(In thousands)	2009	(1)	net	Level 3	2010	(1)
Derivative liabilities	$897	$(133)	$—	$—	$764	$(75)
____________________

(1)	Reported as unrealized gain (loss) on derivatives in our condensed consolidated statements of operations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Start Licensing, Inc. and ViaGen, Inc.

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
SEPTEMBER 30, 2010
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

     In September 2009, Geron made a net equity investment in ViaGen of $2,010,000 and simultaneously Exeter converted its outstanding debt with ViaGen into equity. The new equity purchase did not fund prior ViaGen losses and represented additional financial support to ViaGen. Ownership of ViaGen upon consummation of the transactions and at September 30, 2010 was as follows: Exeter – 70%; Geron – 28%; and Smithfield Foods – 2%. We have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

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

     For the three and nine months ended September 30, 2010, we recognized $243,000 and $1,135,000, respectively, for our proportionate share of ViaGen’s operating losses compared to none and $656,000 for the comparable 2009 periods. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. The adjusted basis of our investment in ViaGen at September 30, 2010 and December 31, 2009 was $193,000 and $1,328,000, respectively, which is reported under investments in licensees on our condensed consolidated balance sheets.

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducted research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we directed the preclinical and drug development activities, owned a 75% voting interest and exercised control over TAT.

     In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. In connection with the winding up of TAT, all intellectual property owned by TAT will be assigned to Geron. BRC will be entitled to receive royalty payments for future sales of products covered by the intellectual property owned by TAT up to an amount equal to 150% of BRC’s original capital contributions to TAT. Any remaining assets, other than the intellectual property, shall be distributed so that the losses borne by the shareholders will be in proportion to the cash contributed by both parties. The full wind up of TAT is expected to be completed by March 31, 2011.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

     Since obtaining control over TAT beginning June 16, 2007, we have included the results of TAT in our condensed consolidated financial statements. Based on consideration of the relevant rights described above, we determined that BRC’s 25% equity interest in TAT was not substantive. The amended arrangement represented, in substance, a research and development arrangement between us and BRC. Therefore, the arrangement was accounted for as a research and development arrangement. As of December 31, 2009, all of BRC’s contributions had been fully expended on research and development activities.

     For the three and nine months ended September 30, 2010, we incurred related party research and development costs of $53,000 and $697,000, respectively, compared to $397,000 and $1,328,000 for the comparable 2009 periods. As the source of funds used to perform this research activity on behalf of TAT was derived from our cash contributions to TAT, no related party revenue has been recognized for research and development services rendered for TAT for the three and nine months ended September 30, 2010 and 2009.

4. STOCKHOLDERS’ EQUITY

Vendor Stock Issuances

     In August 2010, we issued to Hongene Biotechnology Limited (Hongene) 114,957 shares of our common stock in a private placement as consideration for an addendum agreement to a master manufacturing agreement pursuant to which Hongene is making certain raw materials for us intended to be used for the manufacture of a drug product for use in human clinical trials. The fair value of the common stock of $599,000 was recorded as a prepaid asset and will be amortized to research and development expense in connection with the receipt of the proper materials. As of September 30, 2010, $599,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In August 2010, we issued to Samchully Pharm. Co., Ltd. (Samchully) 115,779 shares of our common stock in a private placement as consideration for an addendum agreement to a master manufacturing agreement pursuant to which Samchully is making certain raw materials for us intended to be used for the manufacture of a drug product for use in human clinical trials. The fair value of the common stock of $603,000 was recorded as a prepaid asset and will be amortized to research and development expense in connection with the receipt of the proper materials. As of September 30, 2010, $603,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In August 2010, we issued to MPI Research, Inc. (MPI) 158,912 shares of our common stock in a private placement as consideration for two amendments to a master agreement under which MPI has provided and will continue to provide certain preclinical services in support of our clinical programs. The fair value of the common stock of $828,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2010, $349,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     In August 2010, we issued to ReSearch Pharmaceutical Services, Inc. (RPS) 281,426 shares of our common stock in a private placement as consideration for a project agreement to a master agreement under which RPS is providing certain services to us in support of our clinical programs. The fair value of the common stock of $1,466,000 was recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2010, $1,466,000 remained as a prepaid asset which is expected to be expensed over the next six months.

5. COLLABORATIVE AGREEMENT

     In June 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, we granted GEHC an exclusive license under our intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under our rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We have established a multi-year alliance program with GEHC under which scientists from both companies are working to develop hESC-based products for drug discovery.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

     In connection with the agreement, we received upfront non-refundable license payments under the exclusive license and sublicense and can receive milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC is responsible for all costs incurred by GEHC and all costs incurred by Geron for activities undertaken at Geron, including the funding of Geron scientists working on the alliance program. An Alliance Steering Committee, with representatives from Geron and GEHC, coordinates and manages the alliance program.

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as license fee revenue over the alliance program period as a result of our continuing involvement in the collaboration. Funding received for Geron’s efforts under the alliance program is being recognized as revenue from collaborative agreements as costs are incurred, which approximates our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three and nine months ended September 30, 2010, we recognized $203,000 and $653,000 as revenue from collaborative agreements, respectively, and $175,000 and $525,000 as license fee revenue, respectively, in connection with this agreement.

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

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended
	September 30,
(In Thousands)	2010	2009
Supplemental Operating Activities:
Cash in transit from option exercises	$—	$33
Net unrealized gain on investments in licensees	1	26
Reclassification of derivative liabilities to equity	—	130
Issuance of common stock for 401(k) matching
contributions	1,034	665
Issuance of common stock for services rendered to date or
to be received in future periods	8,468	3,657
Reclassification of deposits to other current assets	131	350
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	377	(184)

8. SUBSEQUENT EVENT

     In October 2010, GEHC launched the first human cellular assay product for use in drug discovery and toxicity screening and completed the first commercial sale of this product, triggering a milestone payment to Geron. This first commercially available assay product is human cardiomyocytes, or heart muscle cells, for testing potential cardiac toxicity of candidate drug compounds in development.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that materially impact our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues of $203,000 and $653,000 from collaborative agreements for the three and nine months ended September 30, 2010, respectively, compared to $225,000 for the comparable 2009 periods. Revenues in 2010 and 2009 reflect revenue recognized under our collaboration with GE Healthcare UK Limited (GEHC), which began in July 2009.

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $295,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, compared to $239,000 and $765,000 for the comparable 2009 periods related to our various agreements. The increase in license fee revenues for the nine months ended September 30, 2010, compared to the comparable 2009 period, primarily reflected revenue recognized from upfront license fees received under our worldwide exclusive license agreement with GEHC, which began in July 2009. We expect to recognize revenues of $227,000 for the remainder of 2010 and $350,000 in 2011 related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $48,000 and $610,000 for the three and nine months ended September 30, 2010, respectively, compared to $30,000 and $131,000 for the comparable 2009 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $13.7 million and $40.7 million for the three and nine months ended September 30, 2010, respectively, compared to $13.4 million and $42.3 million for the comparable 2009 periods. The increase in research and development expenses for the three months ended September 30, 2010, compared to the comparable 2009 period, was primarily the net result of higher clinical trial costs of $553,000 related to the start up of the Phase II imetelstat trial for non-small cell lung cancer, as well as the Phase I GRNOPC1 trial for acute spinal cord injury and higher preclinical studies costs of $729,000, partially offset by reduced product manufacturing costs of $662,000 resulting from completion of patient enrollment in our Phase II trial of GRNVAC1. The decrease in research and development expenses for the nine months ended September 30, 2010, compared to the comparable 2009 period, was primarily due to reduced product manufacturing costs of $2.1 million resulting from completion of patient enrollment in our Phase II trial of GRNVAC1. Overall, we expect research and development expenses to increase as we incur expenses related to the Phase II clinical trials for imetelstat and the Phase I clinical trial for GRNOPC1 along with continued development of our human embryonic stem cell (hESC) programs.

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

Patient
	Product		Development	Enrollment
Product	Description	Application	Stage	Status
Imetelstat	Telomerase	Chronic Lymphoproliferative	Phase I Trial	Completed
(GRN163L)	Inhibitor	Diseases	(single agent)
Imetelstat	Telomerase	Solid Tumors	Phase I Trial	Completed
(GRN163L)	Inhibitor		(single agent)
Imetelstat	Telomerase	Multiple Myeloma*	Phase I Trial	Completed
(GRN163L)	Inhibitor		(single agent)
Imetelstat	Telomerase	Non-Small Cell Lung	Phase I Trial	Completed
(GRN163L)	Inhibitor	Cancer	(combination)
Imetelstat	Telomerase	Breast Cancer*	Phase I/II Trial	Open
(GRN163L)	Inhibitor		(combination)
Imetelstat	Telomerase	Multiple Myeloma	Phase I Trial	Completed
(GRN163L)	Inhibitor		(combination)
Imetelstat	Telomerase	Non-Small Cell Lung	Phase II Trial	Open
(GRN163L)	Inhibitor	Cancer	(combination)
GRNVAC1	Telomerase	Acute Myelogenous	Phase II Trial	Completed
	Cancer Vaccine	Leukemia (AML)
* Phase II clinical trials for multiple myeloma, breast cancer and essential thrombocythemia are planned to initiate over the next three months.

     Interim data from the Phase I single agent trial in patients with relapsed and refractory multiple myeloma has shown that imetelstat inhibits telomerase both in the bulk myeloma fraction as well as the stem-cell containing fraction in patients’ bone marrow. Interim data from the trial in patients with refractory, advanced solid cancers has shown that with a modified dosing schedule, the exposures to imetelstat exceeded the levels associated with inhibiting tumor growth from several models of human cancers. From the above trials, we have obtained data to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat. With this information, we have established the single agent Phase II dose and dosing schedule and have been advancing imetelstat to Phase II clinical trials in four different malignancies. In July 2010, the first patient was enrolled into our randomized Phase II clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with non-small cell lung cancer.

     Taking the results from the Duke University clinical studies in prostate cancer, hematologic malignancies and renal cell carcinoma, we optimized the vaccine manufacturing process and transferred it to a contract manufacturer. We are conducting a Phase II clinical trial of our telomerase vaccine using the prime/boost vaccination protocol in patients with acute myelogenous leukemia in complete clinical remission. Recent data from the trial showed that GRNVAC1 was safe and generally well tolerated over multiple vaccinations. Continued follow-up of patients is required to estimate the impact of vaccination on disease-free survival.

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
     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. We have also developed scalable processes to differentiate these cells into therapeutically relevant cells. In July 2010, the U.S. Food and Drug Administration (FDA) lifted its clinical hold on the Investigational New Drug (IND) application for GRNOPC1, our hESC-derived therapy targeted for the treatment of acute spinal cord injury. In October 2010, the first patient was enrolled in the Phase I multi-center trial that is designed to establish the safety of GRNOPC1 in patients with “complete” American Spinal Injury Association (ASIA) grade A subacute thoracic spinal cord injuries.

     Research and development expenses allocated to programs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Oncology	$6,281	$6,722	$19,115	$21,747
hESC Therapies	7,447	6,673	21,547	20,531
Total	$13,728	$13,395	$40,662	$42,278

     At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from the programs currently in progress. Drug development in the United States is a process that includes multiple steps defined by the FDA under applicable statutes, regulations and guidance documents. After the preclinical research process of identifying, selecting and testing in animals a potential pharmaceutical compound, the clinical development process begins with the filing of an IND application. Clinical development typically involves three phases of trials: Phase I, II and III. The most significant costs associated with clinical development are incurred in Phase III trials, which tend to be the longest and largest studies conducted during the drug development process. After the completion of a successful preclinical and clinical development program, a New Drug Application (NDA) or Biologics License Application (BLA) must be filed with the FDA, which includes, among other things, substantial amounts of preclinical and clinical data and results and manufacturing-related information necessary to support requested approval of the product. The NDA or BLA must be reviewed and approved by the FDA.

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

     The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA or BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot provide assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

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

General and Administrative Expenses

     General and administrative expenses were $5.0 million and $13.4 million for the three and nine months ended September 30, 2010, respectively, compared to $3.5 million and $10.7 million for the comparable 2009 periods. The increase in general and administrative expenses for the three and nine months ended September 30, 2010, compared to the comparable 2009 periods, was primarily due to higher non-cash compensation expense associated with stock-based awards of $1.0 million and $1.6 million, respectively, higher consulting costs of $262,000 and $617,000, respectively, and higher legal costs associated with our intellectual property portfolio of $195,000 and $181,000, respectively. We currently anticipate general and administrative expenses to remain consistent with current levels.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred an unrealized loss of $97,000 and an unrealized gain of $133,000 on derivatives for the three and nine months ended September 30, 2010, respectively, compared to an unrealized gain of $966,000 and an unrealized loss of $287,000 for the comparable 2009 periods. The unrealized gains and losses on derivatives for 2010 and 2009 primarily reflect the change in fair values of derivative liabilities as a result of fluctuating common stock values as of the end of each reporting period in comparison to prior reporting periods.

Interest and Other Income

     Interest income was $223,000 and $619,000 for the three and nine months ended September 30, 2010, respectively, compared to $240,000 and $1.1 million for the comparable 2009 periods. The decrease in interest income for the 2010 periods compared to the 2009 periods was primarily due to lower interest rates and lower cash and investment balances. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 28% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $243,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to none and $656,000 for the comparable 2009 periods for our proportionate share of ViaGen’s losses.

Interest and Other Expense

     Interest and other expense was $24,000 and $76,000 for the three and nine months ended September 30, 2010, respectively, compared to $30,000 and $116,000 for the comparable 2009 periods. The decrease in interest and other expense for the 2010 periods compared to the 2009 periods was primarily due to lower investment management charges.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $18.3 million and $52.0 million for the three and nine months ended September 30, 2010, respectively, compared to $15.2 million and $52.0 million for the comparable 2009 periods. The increase in net loss applicable to common stockholders for the 2010 periods compared to the 2009 periods was primarily the net result of higher operating expenses and increased losses recognized under an equity method investment, partially offset by increased revenues under our license and collaboration with GEHC.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at September 30, 2010 were $146.2 million, compared to $167.1 million at December 31, 2009. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2010 was the net result of use of cash for operations, partially offset by the receipt of $10.0 million in gross proceeds from the sale of shares of common stock and warrants to purchase additional shares of common stock to institutional investors in January 2010.

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
     If our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we would to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

     Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2010 and 2009 was $28.1 million and $31.8 million, respectively. The decrease in net cash used for operations in 2010 primarily reflects increased revenues from our collaboration with GEHC, greater use of common stock in exchange for services provided by vendors and higher royalties from licensees.

     Cash Flows from Investing Activities. Net cash provided by investing activities was $17.8 million for the nine months ended September 30, 2010. Net cash used in investing activities was $31.2 million for the nine months ended September 30, 2009. The increase in net cash provided by investing activities in 2010 reflected decreased purchases of marketable securities and increased maturities of marketable securities.

     As of September 30, 2010 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $10.2 million and $51.5 million for the nine months ended September 30, 2010 and 2009, respectively. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million. In February 2009, we completed a public offering of 7,250,000 shares of our common stock at a public offering price of $6.60 per share, resulting in net proceeds of approximately $45.9 million after deducting underwriting discounts and commissions and offering expenses. In September 2009, we sold 550,000 shares of our common stock and warrants to purchase an additional 150,000 shares of common stock with an exercise price of $9.00 per share to certain institutional investors at a price of $6.55 per share for total gross proceeds of $3.6 million.

Contractual Obligations

     As of September 30, 2010, our contractual obligations were as follows:

	Principal Payments Due by Period
		Remainder	2011-	2013-	After
Contractual Obligations (1)	Total	in 2010	2012	2014	2014
	(In thousands)
Equipment leases	$49	$5	$38	$6	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,435	494	2,032	384	525
Total contractual cash obligations	$3,484	$499	$2,070	$390	$525
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan in the event of a change in control of Geron or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. In January 2010, we extended the lease at our premises at 149 Commonwealth Drive. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research and license commitments at various laboratories around the world.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with seven financial institutions in the United States, Hong Kong and Scotland. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

     Interest Rate Sensitivity. The primary objective of our investment activities is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of both fixed rate and floating rate interest earning instruments, which both carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in market conditions and in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in fair value due to changes in interest rates.

     The fair value of our cash equivalents and marketable securities at September 30, 2010 was $143.0 million. These investments include $32.1 million of cash equivalents that are due in less than 90 days, $91.0 million of short-term investments that are due in less than one year and $19.9 million of long-term investments that are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material market risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2010, there was an immaterial currency exchange impact from our intercompany transactions. As of September 30, 2010, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have sponsored six Phase I or I/II trials of our lead anti-cancer drug, imetelstat, in patients with chronic lymphoproliferative diseases, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma. Five of those trials have completed patient enrollment and the remaining one is expected to complete enrollment in 2010. We are advancing imetelstat to Phase II trials in four different malignancies. In July 2010, the first patient was enrolled into Geron’s randomized Phase II clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with non-small cell lung cancer. Patient enrollment for our telomerase cancer vaccine, GRNVAC1, trial in patients with acute myelogenous leukemia is now complete and we are awaiting the results from this Phase II trial. In July 2010, the U.S. Food and Drug Administration (FDA) lifted its clinical hold on the Investigational New Drug (IND) application for GRNOPC1, our human embryonic stem cell (hESC)-derived therapy targeted for the treatment of acute spinal cord injury. In October 2010, the first patient was enrolled into the Phase I multi-center trial that is designed to establish the safety of GRNOPC1 in patients with “complete” American Spinal Injury Association (ASIA) grade A subacute thoracic spinal cord injuries.

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

     The science and technology of telomere biology, telomerase and hESCs are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on our technologies. These development programs are therefore particularly risky. In addition, we, our licensees or our collaborators must undertake significant research and development activities to develop product candidates based on our technologies, which will require additional funding and may take years to accomplish, if ever.

Restrictions on the use of hESCs, political commentary and the ethical and social implications of research involving hESCs could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

     Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of hESCs gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to hESCs may become the subject of adverse commentary or publicity, which could significantly harm the market price of our common stock.

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

     Government-imposed restrictions with respect to use of embryos or hESCs in research and development could have a material effect on our business, including:
  harming our ability to establish critical partnerships and collaborations;

  delaying or preventing progress in our research, product development or clinical testing; and

  preventing commercialization of therapies derived from hESCs.
These potential effects and others may result in a decrease in the market price of our common stock.

     Changes in governmental regulations relating to funding of stem cell research may also materially impact our product development programs and result in an increase to the volatility of the market price of our common stock. For example, in March 2009 President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research to allow federal funding for research using hESCs derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. However, in August 2010 the Federal District Court for the District of Columbia issued a preliminary injunction prohibiting federal funding for hESC research. In September 2010, a federal appeals court lifted the injunction. Meanwhile, certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL
FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of September 30, 2010, our accumulated deficit was approximately $629.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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
  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of the 2010 fiscal year and beyond;

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
     We do not have any committed sources of capital, other than our equipment financing facility. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

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
     In addition, clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays in commencing clinical testing of our product candidates could prevent or delay us from obtaining approval for our product candidates.

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

     Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain and enforce our patents and maintain trade secrets, both in the United States and in other countries. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining and enforcing patents, we may not be able to further develop or commercialize our product candidates and our business would be negatively impacted.

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

     Where several parties seek U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. By way of example, we are currently a party to an interference proceeding that involves patent filings for making endoderm cells from hESCs. We requested that the Patent Office declare this interference after Novocell Inc. (recently renamed ViaCyte, Inc. (Viacyte)) was granted patent claims that conflict with subject matter we filed in an earlier patent application. The interference proceeding will determine whether ViaCyte is entitled to such patent claims. A number of outcomes are possible: (i) the claims may be awarded to ViaCyte; (ii) the claims may be awarded to Geron, or (iii) neither party might be found to be entitled to the claims. The decision from the Patent Office may also be subject to appeal. Since the interference is still ongoing, we cannot predict what the outcome will be.

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

     Historically, our stock price has been extremely volatile. Between January 2000 and September 2010, our stock has traded as high as $75.88 per share and as low as $1.41 per share. Between January 1, 2007 and September 30, 2010, the price has ranged between a high of $9.85 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

The sale of a substantial number of shares may adversely affect the market price of our common stock.

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of September 30, 2010, we had 200,000,000 shares of common stock authorized for issuance and 102,590,381 shares of common stock outstanding. In addition, as of September 30, 2010, we have reserved for future issuance approximately 23,067,060 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

     In addition, we have issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we typically agree to register the shares for resale soon after their issuance. We may continue to pay for certain goods and services in this manner, which would dilute your interest in us. Also, sales of the shares issued in this manner could negatively affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On August 17, 2010, we issued to Hongene Biotechnology Limited (Hongene) 114,957 shares of our common stock in a private placement as consideration for an addendum agreement to a master manufacturing agreement pursuant to which Hongene is making certain raw materials for us intended to be used for the manufacture of a drug product for use in human clinical trials. The fair value of the common stock of $599,000 was recorded as a prepaid asset and will be amortized to research and development expense in connection with the receipt of the proper materials. As of September 30, 2010, $599,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On August 17, 2010, we issued to Samchully Pharm. Co., Ltd. (Samchully) 115,779 shares of our common stock in a private placement as consideration for an addendum agreement to a master manufacturing agreement pursuant to which Samchully is making certain raw materials for us intended to be used for the manufacture of a drug product for use in human clinical trials. The fair value of the common stock of $603,000 was recorded as a prepaid asset and will be amortized to research and development expense in connection with the receipt of the proper materials. As of September 30, 2010, $603,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On August 17, 2010, we issued to MPI Research, Inc. (MPI) 158,912 shares of our common stock in a private placement as consideration for two amendments to a master agreement under which MPI has provided and will continue to provide certain preclinical services in support of our clinical programs. The fair value of the common stock of $828,000 was recorded as a prepaid asset and is being amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2010, $349,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     On August 17, 2010, we issued to ReSearch Pharmaceutical Services, Inc. (RPS) 281,426 shares of our common stock in a private placement as consideration for a project agreement to a master agreement under which RPS is providing certain services to us in support of our clinical programs. The fair value of the common stock of $1,466,000 was recorded as a prepaid asset and will be amortized to research and development expense on a pro-rata basis as services are performed. As of September 30, 2010, $1,466,000 remained as a prepaid asset which is expected to be expensed over the next six months.

     We issued the above-described shares of common stock in independent transactions and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D of the Securities Act. Each of Hongene, Samchully, MPI and RPS represented to us that it is an accredited investor as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD

David L. Greenwood
Executive Vice President and
Chief Financial Officer
Date: October 29, 2010		(Duly Authorized Signatory)
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2010.