Form 10-K
period 2010-12-31
GERON CORP
filed 2011-02-25
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
__________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 0-20859

GERON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2287752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Constitution Drive, Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 473-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $485,942,000 based upon the closing price of the common stock on June 30, 2010 on the Nasdaq Global Select Market. Shares of common stock held by each officer, director and holder of five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 22, 2011, there were 128,781,134 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K
Document	Parts
Portions of the Registrant’s definitive proxy statement for the 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2010	III

Forward-Looking Statements

     This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation (Geron or the Company) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The risks and uncertainties referred to above include, without limitation, risks inherent in the development and commercialization of potential products, the uncertainty and preliminary nature of clinical trial results or regulatory approvals or clearances, need to raise additional capital, dependence upon collaborators, protection of our intellectual property rights and other risks that are described herein and that are otherwise described from time to time in Geron’s Securities and Exchange Commission reports including, but not limited to, the factors described in Item 1A, “Risk Factors,” of this annual report. Geron assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases. The company is advancing anti-cancer therapies through multiple Phase 2 clinical trials in different cancers by targeting the enzyme telomerase and with a compound designed to penetrate the blood-brain barrier (BBB). The company is developing cell therapy products from differentiated human embryonic stem cells for multiple indications, including central nervous system (CNS) disorders, heart failure, diabetes and osteoarthritis, and has initiated a Phase 1 clinical trial in spinal cord injury.

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

Major Technology Platforms

Telomerase: Role in Cancer and Cellular Senescence

     Cells are the building blocks for all tissues in the human body and cell division plays a critical role in the normal growth, maintenance and repair of human tissue. However, in the human body, most cell division is a limited process. Depending on the tissue type, cells generally divide only 60 to 100 times during the course of their normal lifespan.

     We and our collaborators have shown that telomeres, located at the ends of chromosomes, are key genetic elements involved in the regulation of the cellular aging process. Each time a normal cell divides, telomeres shorten. Once telomeres reach a certain short length, cell division halts and the cell enters a state known as replicative senescence. Thus, this shortening of the telomeres effectively serves as a molecular “clock” for cellular senescence. When the enzyme telomerase is introduced into normal cells, it can restore telomere length — reset the “clock” — thereby increasing the functional lifespan of the cells. Importantly, it does this without altering the cells’ biology or causing them to become cancerous. Human telomerase is a complex enzyme composed of a ribonucleic acid (RNA) component, known as hTR, a protein component, known as hTERT, and other accessory proteins. Our work and that of others has shown that the enzyme telomerase is abnormally activated in all major cancer types. Its activity is essential for the indefinite replicative capacity of tumor cells that enables malignant cell growth. Telomerase is not expressed, or is expressed at very low levels, in most normal cells.

     Our studies have shown that while telomerase does not cause cancer (which is caused by mutations in oncogenes and tumor suppressor genes), the continued presence of telomerase enables cancer cells to maintain telomere length, providing them with indefinite replicative capacity. We and others have shown in various tumor models that inhibiting telomerase activity results in telomere shortening and causes senescence or death of the cancer cell.

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

Receptor-Targeting Peptide Technology: Crossing the BBB

     The blood-brain barrier (BBB) prevents foreign substances, including over 95% of drugs, from entering the brain. This presents a practical challenge to the treatment of brain cancer, including primary tumors as well as brain metastases, which represent a substantial global unmet medical need. There are approximately 200,000 cases of metastatic cancers in the brain per year in the United States and up to 50% of patients die as a direct result of intra-cerebral disease. There are currently no drugs approved for brain metastases.

     We have recently in-licensed receptor-targeting peptide technology to develop therapeutic compounds that can cross the BBB to allow treatment of tumors in the brain, including primary brain cancers and metastases. The peptide is designed to penetrate the BBB by targeting a natural receptor-based mechanism normally used by essential substances to enter the brain. We are developing a novel taxane derivative (GRN1005) to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. In addition, we are researching how to utilize these receptor-targeting peptides to transport telomerase inhibitors into the central nervous system.

Human Embryonic Stem Cells: A Potential Source for the Manufacturing of Therapeutic Cells

     Stem cells are primitive self-renewing cells that can develop into functional, differentiated cells. Human embryonic stem cells (hESCs) are derived from very early stage embryos called blastocysts and are unique because:
  they are pluripotent, which means they can develop into all cells and tissues in the body, and they self-renew indefinitely in the undifferentiated state because they express high levels of telomerase.
     The ability of hESCs to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other natural stem cells discovered to date in humans. We have demonstrated that hESCs express telomerase continuously, a characteristic of immortal cells. Other stem cells such as blood or gut stem cells express telomerase at very low levels or only periodically; they therefore senesce, limiting their use in research or therapeutic applications. hESCs can be expanded in culture indefinitely and hence can be banked for scaled product manufacture.

     We are developing potential cell therapies by using human embryonic stem cells as standard starting material for the manufacture of differentiated therapeutic cells. We are also licensing human embryonic stem cell technology to facilitate pharmaceutical research and development practices with cells for drug discovery, toxicology and screening.

Commercial Opportunities for Our Major Technology Platforms

Oncology

     Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. The American Cancer Society estimated that over 1.5 million new cancer cases were diagnosed in 2010 and overall annual costs associated with cancer in 2010 were an estimated $263.8 billion in the United States alone.

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

     We are also developing therapies based on recently in-licensed receptor-targeting peptide technology to allow compounds to cross the BBB for the treatment of tumors in the brain, including primary brain cancers and metastases. The BBB prevents most drugs from reaching the brain and therefore many brain diseases and disorders are not optimally treated today, resulting in a significant unmet medical need.

     The following table briefly describes the cancer therapeutic and diagnostic products being developed by us or our licensees and the stage of development of these product candidates.

	Product			Patient
Product	Description	Disease Treatment	Development Stage	Enrollment Status
Imetelstat	Telomerase Inhibitor	Non-Small Cell Lung	Phase 2 Trial	Open
(GRN163L)		Cancer (NSCLC)
		Breast Cancer	Phase 2 Trial	Open
		Multiple Myeloma	Phase 2 Trial	Open
		Essential	Phase 2 Trial	Open
Thrombocythemia
GRNVAC1	Telomerase Cancer	Acute Myelogenous	Phase 2 Trial	Completed
	Vaccine	Leukemia
GRN1005	Peptide-Conjugated	Brain Metastases	Phase 2 Trial	Planned to open in
	Paclitaxel	(Breast Cancer &		second half of 2011
NSCLC)
		Glioblastoma	Phase 2 Trial	Planned to open in
		Multiforme		2012

Disease
Licensees	Product Description	Treatment/Application	Development Stage
Merck & Co.	Telomerase Cancer	Prostate and Solid Tumors	Phase 1 Trial
Vaccine
Sienna Cancer	Telomerase Diagnostic	Bladder Cancer	Preclinical Development
Diagnostics

     Telomerase Inhibition (Imetelstat Sodium - GRN163L). Upregulation of telomerase is necessary for most cancer cells to replicate indefinitely and thereby enable tumor growth and metastasis. One of our strategies for the development of anti-cancer therapies is to inhibit telomerase activity in cancer cells. Inhibiting telomerase activity should result in telomere shortening which can cause senescence and death of cancer cells. Recent data show that telomerase can protect tumor cells from genomic instability and other forms of cellular stress, suggesting that inhibiting telomerase can cause a more rapid suppression of tumor growth than predicted by telomere loss alone. Because telomerase is either not expressed or expressed transiently and at very low levels in most normal cells, the telomerase inhibition therapies described below are intended to be less toxic to normal cells than conventional chemotherapy.

     We have designed and synthesized a special class of short-chain nucleic acid molecules, known as oligonucleotides, which target the template region, or active site, of telomerase. Our recent work has focused on one of these oligonucleotides, called imetelstat sodium (originally known as GRN163L). We have demonstrated that it has highly potent telomerase inhibitory activity at very low concentrations in biochemical assays, various cellular systems and animal studies. Imetelstat is a direct enzyme inhibitor, not an antisense compound. It is smaller (lower molecular weight) than typical antisense compounds or other oligonucleotide drug candidates and uses a proprietary thiophosphoramidate chemical backbone.

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

     We sponsored six Phase 1 clinical trials at 22 U.S. medical centers treating over 180 patients to examine the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, alone or in combination with other standard therapies in patients with chronic lymphoproliferative diseases, solid tumors, multiple myeloma, non-small cell lung and breast cancer. These trials have completed patient enrollment.

     In 2010, we presented data from two of the Phase 1 clinical trials. At the 2010 American Society of Clinical Oncology (ASCO) annual meeting, we presented data from the Phase 1 clinical trial of imetelstat in combination with paclitaxel and bevacizumab in patients with locally recurrent or metastatic breast cancer. The overall response rate based on investigator assessment of disease status using the Response Evaluation Criteria in Solid Tumors (RECIST) was 54%. This response rate was achieved in spite of reduced doses of chemotherapy administered during treatment cycles, and is promising in that context. At the 2009 and 2010 AACR-NCI-EORTC International Conferences on Molecular Targets

and Cancer Therapeutics, we presented two data sets from the Phase 1 trial of imetelstat in patients with relapsed or refractory solid cancers. These results showed that through intermittent dosing schedules, exposures to imetelstat exceeded levels associated with efficacy in several models of human cancers. In addition, analysis of pre- and post-treatment tissue samples (hair follicles and peripheral blood mononuclear cells) for pharmacodynamic activity showed inhibition of telomerase.

     Having met our main objectives for Phase 1 of assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, we are advancing the product candidate through Phase 2 clinical trials in four different malignancies, including two large randomized studies and two single arm studies.

     In July 2010, we initiated a randomized Phase 2 clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with NSCLC. In December 2010, we initiated a randomized Phase 2 clinical trial of imetelstat in combination with paclitaxel (with or without bevacizumab) in patients with locally recurrent or metastatic breast cancer. In the same month we opened to enrollment a single arm Phase 2 trial in patients with previously treated multiple myeloma and a single arm Phase 2 trial in patients with essential thrombocythemia (ET). Importantly, the Phase 2 trials of imetelstat are all in malignancies in which cancer stem cells are believed to play an important role in disease progression or relapse after standard therapy.

     The following table briefly describes the Phase 2 clinical trials that we are currently conducting with imetelstat.

Primary
Indication	Design	Aim	Population	Endpoint	Enrollment
Non-Small	Open label, multi-center,	Efficacy	Recurrent locally	Progression Free	Approx. 96
Cell Lung	randomized, imetelstat	and Safety	advanced or Stage IV	Survival (PFS)
Cancer	as maintenance treatment		disease (completed first
(NSCLC)	plus standard therapy		line platinum-based
	(observation +/-		doublet induction
	bevacizumab) vs.		therapy +/-
	standard therapy only		bevacizumab)
Breast Cancer	Open label, multi-center,	Efficacy	Locally recurrent or	PFS	Approx. 156
	randomized, imetelstat	and Safety	metastatic disease
	plus paclitaxel +/-		without prior
	bevacizumab vs.		chemotherapy or after
	paclitaxel +/-		one non-taxane based
	bevacizumab only		chemotherapy in the
metastatic setting
Multiple	Open-label, single agent	Efficacy	Detectable but non-	Objective	Up to 48
Myeloma		and Safety	progressing disease	response rate
after prior therapy
Essential	Open label, multi-center,	Efficacy	Disease requiring	Hematologic	Approx. 40
Thrombo-	single agent	and Safety	cytoreduction and have	response rate
cythemia			failed/intolerant of
previous therapy or
refuse standard therapy

     Cancer stem cells, found in many types of cancer, are rare populations of malignant cells with the capacity for endless self-renewal. They are believed to be responsible for tumor growth, recurrence and metastasis. Their resistance to chemotherapy and other conventional anti-cancer agents make them important targets for novel therapies.

     Preclinical studies conducted by us and our collaborators have demonstrated that in nine out of nine tumor types tested, imetelstat exhibited potent activity against cancer stem cells derived from primary patient samples or cancer cell lines. The types of cancers include: myeloma, melanoma, breast, pancreatic, lung, prostate, pediatric glioma, neuroblastoma, and glioblastoma. Imetelstat was shown to inhibit cancer stem cell proliferation, clonogenic capacity and spheroid colony formation in vitro and reduce the establishment and growth of tumors in xenograft models. In 2010, these data were presented by our scientists and collaborators at the American Association for Cancer Research (AACR) Special Conference on The Role of Telomeres and Telomerase in Cancer Research in February and at the AACR annual meeting in April. In addition, our scientists and collaborators published three scientific articles on imetelstat’s activity against cancer stem cells in 2010 on: glioblastoma stem cells in the January 1 issue of Clinical Cancer Research, multiple myeloma stem cells in PLoS ONE on September 1, and pancreatic and breast cancer stem cells in the November 15 issue of Cancer Research.

     Telomerase Therapeutic Vaccine (GRNVAC1). The goal of therapeutic cancer vaccines is to “teach” the patient’s own immune system to attack cancer cells while sparing other cells. This is done by repeatedly exposing the immune system to a substance (antigen) that is either specifically expressed or over-expressed by cancer cells in a way that subsequently induces an immune response to any cells that express that antigen on their surface. We believe that the characteristics of telomerase make it an ideal antigen for cancer vaccines.

     GRNVAC1 is an autologous product consisting of mature dendritic cells (antigen-presenting cells) pulsed with RNA for the protein component of human telomerase (hTERT) and a portion of a lysosomal targeting signal (LAMP). GRNVAC1 is injected into the patient’s skin; from there the dendritic cells travel to the lymph nodes and instruct cytotoxic T-cells to kill tumor cells that express telomerase on their surface.

     A Geron-sponsored Phase 2 clinical trial of GRNVAC1 was conducted at six U.S. medical centers in patients with acute myelogenous leukemia (AML) in complete clinical remission and examined the safety and feasibility of a prime-boost vaccination regimen to extend the duration of telomerase immunity. We also evaluated the immune response to GRNVAC1 and explored the effects of vaccination on minimal residual disease and relapse rates. This trial completed patient enrollment in December 2009.

     In the Phase 2 clinical trial, patients with AML entered the study in their first or second complete remission. Prior to or shortly after completing consolidation chemotherapy, patients underwent leukapheresis to harvest normal peripheral blood mononuclear (white blood) cells for vaccine manufacture. GRNVAC1 was produced at a centralized manufacturing facility from the patient-specific leukapheresis harvests. Patient mononuclear cells were differentiated in culture to immature dendritic cells, which were transfected with messenger RNA encoding hTERT and LAMP. Transfected dendritic cells were matured, aliquoted and cryopreserved. GRNVAC1 was released for patient dosing contingent on several product specifications that included: identity of mature dendritic cells, confirmation of positive transfection with hTERT, number of viable cells per dose after thawing and product sterility.

     GRNVAC1 was successfully manufactured and released in 23 out of the 31 patients enrolled in the study. These results were expected and reflect the variability of patient starting material that is often associated with an autologous, patient-specific product.

     Patients were vaccinated weekly for six weeks with GRNVAC1 administered intra-dermally, followed by a non-treatment period of four weeks, and subsequent boost injections every other week for 12 weeks. Monthly extended boost injections were then administered until their vaccine product supply was depleted or the patient relapsed.

     Final data from the Phase 2 trial were presented at the December 2010 American Society of Hematology (ASH) annual meeting. Twenty-one patients received GRNVAC1 in the study, including 19 in clinical remission (CR) and two in early relapse. Of the 19 patients in CR, eight were considered at intermediate risk for relapse and eleven were at high risk for relapse as predicted by their cytogenetics, FAB type, or because they were in second CR.

     GRNVAC1 was found to be safe and well tolerated in this study over multiple vaccinations, with up to 32 serial vaccinations administered (median = 17). Idiopathic thrombocytopenic purpura (grade 3-4) was reported in one patient. Other toxicities (grade 1-2) included rash or headache.

     Thirteen out of 21 patients in the trial remained in CR. Median duration of follow-up from first vaccination was 13.2 months. At 12 months after vaccination with GRNVAC1, estimated disease-free survival was 81% for patients at high-risk of relapse (95% CI: 42-95%). Previously published data on this patient population suggests that approximately 45% of patients would normally remain free from relapse at this stage.

     Expression of WT-1, a marker of minimal residual disease, was sequentially analyzed by qPCR in 21 patients. The 13 patients who remain in CR are negative for WT-1, while six of seven with clinical relapse were WT-1 positive. One patient was positive for WT-1 prior to vaccination with GRNVAC1 and became WT-1 negative during the course of vaccination. This patient relapsed after 30 months.

     Patient immune response to telomerase after vaccination with GRNVAC1 was evaluated using the ELISPOT assay to measure the presence of activated T-cells specific to hTERT. Positive immune responses were detected in 55% of patients.

     GRNVAC2 is a potential immunotherapeutic dendritic cell-based product derived from human embryonic stem cells (hESCs) as an "on-demand" vaccine delivery vehicle. hESC-derived dendritic cells exhibit functional equivalence to those from peripheral blood and can be generated using scalable production methods (see Human Embryonic Stem Cell Therapies section).

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In 2008, Merck initiated a Phase 1 clinical trial of V934/V935, a non-dendritic cell-based cancer vaccine candidate targeting telomerase to assess the safety, tolerability and immunogenicity of the vaccine candidate in patients with solid tumors, including NSCLC and prostate carcinoma. On February 23, 2011, Merck notified us that it would not continue further development of V934/V935 beyond completion of the Phase 1 trial, and provided a 90-day notice of termination of the license agreement, which termination is to be effective after the last patient visit in the trial. All rights granted to Merck under the license will revert to Geron upon termination. Merck’s decision to end their program is the result of Merck’s ongoing portfolio prioritization and not a result of data generated in the clinical trial.

     Peptide-Conjugated Paclitaxel (GRN1005). In December 2010, we entered into an exclusive license agreement with Angiochem, Inc. (Angiochem) that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. The exclusive license agreement covers Angiochem’s proprietary receptor-targeting peptides conjugated to tubulin disassembly inhibitors, which include, but are not limited to, taxanes and epothilones and their derivatives. The license specifically encompasses ANG1005 (now GRN1005), a novel taxane derivative, for which Angiochem has performed two Phase 1 clinical trials in patients with primary brain tumors and in patients with brain metastases from breast and lung cancer.

     GRN1005 is designed to exploit a natural mechanism by which essential substances, such as lipids and hormones, successfully enter the brain through receptors in the BBB. GRN1005 is comprised of three molecules of paclitaxel, a drug with proven anti-tumor activity outside of the brain, linked to a proprietary peptide that targets the lipoprotein receptor-related protein-1 (LRP-1), one of the most highly expressed receptors on the surface of the BBB. Binding to LRP-1 facilitates receptor mediated transcytosis across the BBB into the brain tissue. Importantly, LRP-1 is also up-regulated in many tumors, including malignant glioma and metastatic cancers both in the brain and visceral organs, enabling efficient entry to tumor cells in the brain and in the periphery using the same receptor-mediated pathway. A critical characteristic of GRN1005 is its anti-tumor activity in both the intra-cerebral and extra-cerebral compartments.

     Preclinical animal studies have shown that administration of GRN1005 led to higher concentrations of paclitaxel in the brain, compared to concentrations achieved by administration of unconjugated paclitaxel. In addition, intra-peritoneal administration of GRN1005 in a xenograft model of human glioblastoma resulted in a reduction in tumor size compared to control groups treated with paclitaxel or vehicle.

     GRN1005 has been evaluated in two separate Phase 1 multi-center, open-label, dose escalation clinical trials to identify the maximum tolerated dose (MTD) and obtain data on safety, tolerability and preliminary evidence of efficacy in patients with heavily pre-treated advanced solid tumors with brain metastases and in patients with recurrent malignant glioma.

     GRN1005 demonstrated preliminary evidence of single agent activity against brain metastases arising from a variety of epithelial malignancies, including NSCLC, breast cancer and ovarian cancer. In the Phase 1 clinical trial, the response rate of patients who received therapeutic doses of GRN1005 was 24% (5/21). At the MTD, the response rate was 42% (5/12). Furthermore, 33% (4/12) of patients previously treated with a taxane responded to treatment with GRN1005, indicating that GRN1005 has the potential to be effective against paclitaxel resistant tumors. In addition to metastases in the brain, responses were also observed in liver and lung metastases in patients who had previously progressed on paclitaxel.

     In the Phase 1 clinical trial in patients with recurrent gliomas, 14% (4/28) of patients responded to treatment with GRN1005 with two patients achieving a complete response. Therapeutic doses of GRN1005 were present in brain tumor samples taken from patients who had received a single dose of the drug, indicating that the drug successfully crossed the BBB and was concentrated in the tumor, without showing CNS toxicity or immunogenicity. Plasma concentrations of GRN1005, both peak concentration (Cmax) and Area Under the Curve (AUC) were several fold higher at the MTD than has been previously demonstrated with paclitaxel alone.

     The nature of the toxicities related to GRN1005 was similar to other taxanes, such as paclitaxel, with dose-limiting toxicity due to neutropenia. At the recommended Phase 2 dose of 650mg/m2 the frequency of severe neutropenia was greater than for naked paclitaxel but this was easily manageable and did not compromise dosing.

     These data from the Phase 1 clinical trials of GRN1005 were presented at the 2010 American Society of Clinical Oncology (ASCO) annual meeting.

     Our clinical development plan for GRN1005 includes a Phase 2 clinical trial in patients with brain metastases arising from NSCLC and breast cancer. If the data from the previously completed Phase 1 trial in metastatic brain cancer are confirmed, and depending upon the strength of the data, the product candidate may have an opportunity for early marketing approval. We are also planning to initiate a Phase 2 clinical trial in patients with glioblastoma multiforme.

     We have also entered into a research and collaboration agreement with Angiochem to utilize these receptor-targeting peptides to transport telomerase inhibitors into the CNS.

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

Human Embryonic Stem Cell Therapies

     The immortality and pluripotency of hESCs enable the development of standardized and scalable cell-based products and therapeutics, which can be available “on demand” for the treatment of a wide range of degenerative diseases. We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use.

     The following table briefly describes the hESC-derived product candidates being developed by us or our collaborators and the stage of development of these product candidates.

Patient
			Development	Enrollment
Product	Product Description	Disease Treatment	Stage	Status
GRNOPC1	Oligodendrocytes	Spinal Cord Injury	Phase 1 Trial	Open
		Other CNS Indications*	Research	N/A
GRNCM1	Cardiomyocytes	Heart Disease	Preclinical	N/A
GRNIC1	Islets	Type 1 Diabetes	Research	N/A
GRNCHND1	Chondrocytes	Osteoarthritis	Research	N/A
GRNVAC2	Mature Dendritic Cells	Cancer Immunotherapy	Product Research	N/A
--	Immature Dendritic Cells	Immune Rejection	Research	N/A

* CNS indications being explored include multiple sclerosis, Alzheimer’s disease and leukodystrophies.

Licensees/Collaborators	Product Description	Application	Development Stage
Corning Incorporated	Synthemax™ Synthetic	Culture of hESCs	On Market
Surface Matrix
GE Healthcare UK Ltd.	Cardiomyocytes	Drug Screening	On Market
	Hepatocytes	Drug Screening	Research

     We believe we have a dominant patent position in the field of hESCs. We own or have licenses to intellectual property covering core inventions and enabling technologies in this field.

     Oligodendrocyte Progenitor Cells for Spinal Cord Injury and Other CNS Diseases (GRNOPC1). The major neural cells of the central nervous system typically do not regenerate after injury. If a nerve cell is damaged due to disease or injury, there is no treatment at present to restore lost function. Patients worldwide suffer from injury to the nervous system or disorders associated with its degeneration. In the case of spinal cord injuries, patients are often left partly or wholly paralyzed because nerve and supporting cells in the spinal cord have been damaged and cannot regenerate. Such patients are permanently disabled and some may require life support.

     We have derived oligodendrocyte progenitor cells (GRNOPC1) from hESCs. Oligodendrocytes are naturally occurring cells in the nervous system that have several functions. Oligodendrocytes produce myelin (insulating layers of cell membrane) that wraps around the axons of neurons to enable them to conduct electrical impulses. Myelin enables efficient conduction of nerve impulses in the same manner as insulation prevents short circuits in an electrical wire. Without myelin, many of the nerves in the brain and spinal cord cannot function properly. Oligodendrocytes also produce neurotrophic factors (biologicals that enhance neuronal survival and function) to support the maintenance of nerve cells. Oligodendrocytes are lost in spinal cord injury, resulting in loss of myelin and neuronal function that cause paralysis in many patients.

     With our collaborators we have shown in animal models that GRNOPC1 can improve functional locomotor behavior after implantation in the injury site seven days after injury. Histological analysis also provided evidence for the engraftment and function of these cells. These data were first published in May 2005 in the Journal of Neuroscience. In additional studies, the lesion site of animals nine months after injury and subsequent injection of GRNOPC1 was observed to be essentially filled with GRNOPC1 and myelinated rat axons crossing the lesion. These preclinical animal studies provided the rationale for the use of GRNOPC1 in treating spinal cord injuries in humans. In addition to preclinical efficacy studies, we also completed extensive animal toxicology and safety testing to enable clearance from the Food and Drug Administration (FDA) to initiate clinical trials of GRNOPC1.

     We have developed a functional cryopreserved formulation of GRNOPC1 for use in clinical trials. GRNOPC1 is produced under current Good Manufacturing Practices (cGMP) in our qualified manufacturing facilities.

     We initiated the Phase 1 clinical trial of GRNOPC1 in patients with spinal cord injury with the first subject receiving cells in October 2010. This is the first FDA-approved clinical trial of a cellular therapy derived from hESCs to be initiated. Two clinical sites were open for patient enrollment in 2010.

     The following table briefly describes the Phase 1 clinical trial of GRNOPC1 that we are currently conducting.

				Primary	Estimated
Indication	Design	Aim	Population	Endpoint	Enrollment
Spinal Cord Injury	Open label, multi- center	Safety	Neurologically complete (ASIA Impairment Scale A), traumatic injury to the thoracic region (between T-3 and T-10)	Safety	Up to 10

     In parallel, we are continuing a series of preclinical studies to expand the clinical program for spinal cord injury beyond patients with complete thoracic injuries. Our goal is to test the safety and utility of GRNOPC1 in patients with complete and incomplete (less severe) injuries in both thoracic and cervical regions.

     In addition to spinal cord injury, GRNOPC1 may have therapeutic utility for other central nervous system (CNS) diseases, such as Alzheimer’s disease, multiple sclerosis, leukodystrophies and stroke. To date, we have established collaborations with academic groups to test GRNOPC1 in models of Alzheimer’s disease, multiple sclerosis and Canavan disease.

     Cardiomyocytes for Heart Disease (GRNCM1). Heart muscle cells (cardiomyocytes) do not regenerate during adult life. When heart muscle is damaged by injury or decreased blood flow, functional contracting heart muscle is replaced with nonfunctional scar tissue. Congestive heart failure, a common consequence of heart muscle or valve damage, affects approximately five million people in the United States according to the American Heart Association and it is estimated that every year about one million people will have a heart attack, which is the primary cause of heart muscle damage.

     We have derived human cardiomyocytes (GRNCM1) from hESCs for the potential treatment of heart disease. We have developed a differentiation process that can be scaled for clinical production. GRNCM1 has normal contractile function and responds appropriately to cardiac drugs. When transplanted into animal models of myocardial infarction, the cells engraft and improve the left ventricular function compared to control animals receiving injections without cells. These results were published in Nature Biotechnology in August 2007.

     Our collaborators have shown that GRNCM1 does not cause cardiac arrhythmias after transplantation into a guinea pig model of chronic heart damage designed to test this potential safety concern reported of certain other cell types. An arrhythmia is an abnormality of the heart rhythm, which can cause the heart to pump less efficiently. These data were presented in May 2010 at the Annual Scientific Sessions of the Heart Rhythm Society.

     We are currently conducting studies of GRNCM1 in a swine model of myocardial infarction to assess preclinical safety and efficacy of GRNCM1 in an animal model with a cardiovascular system of similar size and structure to humans.

     Islet Cells for Diabetes (GRNIC1). According to the Centers for Disease Control, it is estimated that there are as many as 1.2 million Americans suffering from Type 1 Diabetes (Insulin Dependent Diabetes Mellitus). Normally, certain cells in the pancreas, called the islet ß cells, produce insulin which promotes the uptake of the sugar glucose by cells in the human body. Degeneration of pancreatic islet ß cells results in a lack of insulin in the bloodstream which leads to diabetes. Although diabetics can be treated with daily injections of insulin, these injections enable only intermittent glucose control. As a result, patients with diabetes suffer chronic degeneration of many organs, including the eye, kidney, nerves and blood vessels. In some cases, patients with diabetes have received islet ß cells derived from cadavers. However, poor availability of suitable sources for islet ß cell transplantation make this approach impractical as a treatment for the growing numbers of individuals suffering from diabetes.

     We are deriving insulin-producing cells (i.e. similar to pancreatic islet ß cells) from hESCs. Differentiation protocols have been developed for more robust generation of pancreatic endoderm and improved yield of islet cells from hESCs. Recent data show that with the new protocol hESC-derived islet clusters (GRNIC1) with improved insulin-producing properties in vitro can be generated. Moreover, ongoing in vivo studies with these cells are showing that transplantation of GRNIC1 can prevent hyperglycemia in diabetic animals.

     Chondrocytes for Osteoarthritis (GRNCHND1). Osteoarthritis, or Degenerative Joint Disease, is an extremely common condition characterized by degradation of cartilage in joints, often accompanied by bone remodeling and bone overgrowth at the affected joints causing severe chronic pain and loss of mobility. According to the Arthritis Foundation, the disease affects an estimated 27 million adults in the United States, mostly after age 45. The disease has many causes, but the end result is a structural degradation of joint cartilage and a failure of chondrocytes (cartilage-forming cells) to repair the degraded cartilage collagen matrix.

     Our collaborators have derived chondrocytes (GRNCHND1) from hESCs. We have a worldwide, exclusive license agreement with the University of Edinburgh covering the technology developed by our collaborators that allows the efficient production of chondrocytes from hESCs.

     Preclinical studies have shown that injection of GRNCHND1 into damaged cartilage of the knee joint of immunocompetent rats produced well-integrated cartilage showing full repair of the lesion for at least nine months. Large animal models are now being used to test the cells in human scale lesions to further assess cartilage integration, mechanical function and durability.

     Dendritic Cells for Cancer Immunotherapy (GRNVAC2) and to Enable Therapeutic Graft Acceptance. Dendritic cells are one of the cell types produced by the hematopoietic (blood) system. Dendritic cells, depending on their type, can either induce or down modulate immune responses. Therefore, dendritic cells derived from hESCs can be used for two purposes: (i) to upregulate immune responses to particular antigens such as telomerase for cancer immunotherapy applications; and (ii) to prevent rejection of hESC-derived therapeutic grafts.

     The scalable production of dendritic cells from hESCs could serve as an alternative to isolating dendritic cells from each patient, and possibly as a broadly useful vaccine delivery vehicle. With our collaborators, we have demonstrated that dendritic cells scalably manufactured from hESCs exhibit the normal functions of naturally occurring human dendritic cells found in the bloodstream. The data, published in Regenerative Medicine in July 2009, showed that immature hESC-derived dendritic cells are able to take up, process and present antigens, and then, following maturation in the manufacturing process, are able to migrate, produce pro-inflammatory cytokines and induce specific immune responses to both tumor and viral antigens in vitro.

     Alternatively, the immature dendritic cells can potentially act to block an immune response against an antigen by teaching the immune system not to attack it – a process known as “tolerizing” the individual to that antigen. Potential applications for tolerizing hESC-derived dendritic cells include prevention of graft rejection in patients receiving hESC-derived cells.

Telomerase Activation

     We are researching drug candidates to treat various degenerative diseases by the controlled activation of telomerase. Data published by us and others have indicated that cellular senescence caused by shortening telomeres, which occurs in numerous tissues throughout the human body, causes or contributes to chronic degenerative diseases and conditions including bone and marrow diseases, pulmonary fibrosis, HIV/AIDS, liver disease, macular degeneration, cardiovascular diseases and impaired wound healing. Controlled activation of telomerase may restore the regenerative and functional capacity of cells in various organ systems impacted by senescence, injury or chronic disease.

     The following table briefly describes the telomerase activator product candidate being developed by us and our collaborators and the stage of development of the product.

Product	Product Description	Disease Treatment	Development Stage
GRN510	Telomerase Activator	Fibrotic Diseases	Research

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

     Geron scientists and collaborators have investigated the following potential therapeutic applications of small molecule activators using in vitro and in vivo models of human disease:

     Idiopathic Pulmonary Fibrosis (IPF). IPF is a chronic, progressive disease of the lung characterized by inflammation and fibrosis of the organ. There are currently no drugs that have been shown to slow the fibrotic process in lung disease or other organs. Our collaborators have shown that administration of a small molecule telomerase activator in an animal model of IPF increased telomerase activity in the lung tissue, reduced inflammation, preserved functional lung tissue, slowed disease progression and attenuated loss of pulmonary function. This was the first demonstration that a telomerase activator can affect fibrotic disease progression in a model system. The data were presented at the American Thoracic Society 2010 International Conference.

     HIV/AIDS. Most non-dividing cells show little or no telomerase activity, but telomerase is up-regulated by cells that must repeatedly divide, such as T-cells responding to viral antigens. However, during chronic HIV-1 infection, T-cells exhaust their ability to up-regulate telomerase, leading to critically short telomeres and other changes associated with replicative senescence, reducing their antiviral activity. In vitro studies performed with our collaborators showed that human CD8+ T-cells from HIV-infected donors exposed to a small molecule telomerase activator exhibited increased telomerase activity, resulting in retardation of telomere shortening, an increase in T-cell proliferation, and enhancement of critical antiviral functions against HIV-1. These studies were published in the November 15, 2008 issue of the Journal of Immunology.

Products for Research and Development

     Synthetic Surfaces for Scalable Growth of Human Embryonic Stem Cells. Under a collaboration and license agreement with Corning Life Sciences, a division of Corning Incorporated, we are working together to develop synthetic growth surfaces to replace the biological surface coatings that are widely used today to grow hESCs. Together our teams have developed a synthetic peptide surface (the Synthemax™ surface) that can be manufactured into multiple culture vessel formats and directly supports the growth and differentiation of hESCs. With Corning scientists, we published data in the June 2010 issue of Nature Biotechnology showing robust hESC growth and differentiation on the Synthemax™ surface.

     The Synthemax™ surface is commercially available from Corning. We will receive a royalty on product sales and have exclusive rights to use the synthetic surface matrices, including the Synthemax™ surface, in the manufacturing of certain therapeutic products.

     Immortalized Cells for Research. Telomerase-immortalized cells may be ideal for use in biological research because these cells proliferate indefinitely and function in culture in the same manner as the normal, mortal cells from which they were derived. Moreover, telomerase-immortalized cells can function in the body to form normal tissue and their capacity to differentiate into mature tissue is maintained. As such, they can be used to study any of the normal biological pathways in cells and can be used to screen for factors which influence the appropriate function of those cells. Moreover, cells taken from diseased tissues which are then telomerase-immortalized in culture can be used to explore the mechanism of the disease process and to develop interventions to prevent or treat that disease.

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

     There is active interest in the development of predictive, robust and cost-effective in vitro assays from stem cells for drug research and development and it is expected that the pharmaceutical industry will embrace cell-based assays derived from hESCs when they become available. It has been reported that clinical safety and toxicology account for approximately 30% of drug attrition in the clinic. It is also important to highlight the health impact and possible risk to patients when toxicities are not detected early in development. The FDA has called for new and more predictive tools for early drug safety studies and may encourage widespread adoption of effective hESC-derived cellular assay products. The earlier in development that a compound is found to have undesirable characteristics, the faster these characteristics can be potentially corrected which translates into reduced costs and time in drug development, and less harmful patient exposure in clinical trials.

     In 2009, we entered into a global exclusive license and alliance agreement with GE Healthcare UK Limited (GE Healthcare) to develop and commercialize cellular assay products derived from hESCs for use in drug discovery, development and toxicity screening.

     The first product developed under the alliance, human cardiomyocytes derived from hESCs, was launched in October 2010. hESC-derived cardiomyocytes exhibit normal electrophysiological function of human ventricular myocytes and respond appropriately when exposed to cardiac drugs, including drugs that block hERG channels. Robust sodium and calcium currents with the expected pharmacological responses are present and well-suited for screening assays. hESC-derived cardiomyocytes could, for the first time, allow the direct testing of drug effects on cells that recapitulate the electrophysiology of human cardiomyocytes, as opposed to animal models or artificial cell systems.

     We worked with ChanTest Corporation, a leading provider of ion channel screening services, to confirm that hESC-derived cardiomyocytes display electrophysiological properties of normal human cardiomyocytes and contain the key voltage-gated ion channels operating in a normal cellular background. Moreover, perforated-patch, current clamp recording studies using known reference compounds showed that hESC-derived cardiomyocytes demonstrate an overall pharmacological sensitivity that is superior to conventional rabbit or canine purkinje fiber assays. These data were published by scientists from ChanTest in the May-June, 2010 issue of the Journal of Pharmacological and Toxicological Methods.

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

     In early 1997, Dr. Ian Wilmut and his colleagues at the Roslin Institute were the first to demonstrate, with the birth of Dolly the sheep, that the nucleus of an adult cell can be transferred to an enucleated egg to create cloned offspring. The birth of Dolly was significant because it demonstrated the ability of egg cell cytoplasm, the portion of the egg outside of the nucleus, to reprogram an adult somatic nucleus. Reprogramming enables the adult somatic cell nucleus to express all the genes required for the full embryonic development of the animal. In addition to sheep, the technique has been used to clone mice, rats, goats, cattle, rabbits, cats, dogs and pigs from donor cells and enucleated eggs from each respective animal species. In 1999, we acquired Roslin Bio-Med Ltd., a commercial subsidiary of the Roslin Institute, and an exclusive license for the use of nuclear transfer technology in multiple applications in animal and human biology.

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

     In previous years, we granted a number of licenses to our nuclear transfer technology to companies who are utilizing it for applications in agriculture and production of biologicals. In 2005, following successes in three patent interference proceedings, we formed a joint venture company, Start Licensing, Inc. (Start), with Exeter Life Sciences, Inc. (Exeter). In August 2008, Start merged with ViaGen, Inc. (ViaGen), a subsidiary of Exeter. The merger of Start and ViaGen combined the full breadth of intellectual property rights to nuclear transfer cloning technology, including that developed at the Roslin Institute for cloning Dolly the sheep, with in-house state-of-the-art breeding services and expertise in advanced reproductive technologies, particularly in cloning animals, to provide a one-stop licensing and operating company. We own a 40% equity interest in ViaGen. We have retained all rights for use of nuclear transfer technology in human cells.

Research and Development

     For information regarding research and development expenses incurred during 2010, 2009 and 2008, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense”.

Patents and Proprietary Technology

     A broad intellectual property portfolio of issued patents and pending patent applications supports our internal product development, collaborations and licensing relationships. It is also the asset on which our out-licensing activities are based. As of December 31, 2010, we own or have licensed 197 issued or allowed United States patents, 421 granted or accepted foreign patents and 402 patent applications that are pending around the world.

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

Telomerase

     Our telomerase platform is the mainstay of our oncology program and serves as the basis for other product opportunities. The table on page 5 describes the telomerase products currently in development by Geron and our partners. As of December 31, 2010, our telomerase patent portfolio includes 127 issued or allowed United States patents, 240 granted or accepted foreign patents and 95 patent applications pending worldwide relating to our telomerase-based product opportunities. These include patents covering the cloned genes that encode the RNA component (hTR) and the catalytic protein component (hTERT) of human telomerase. Related issued and pending patents cover cells that are immortalized by expression of recombinant hTERT, cancer diagnostics based on detecting the expression of telomerase in cancer cells, and telomerase inhibitors for use as cancer therapeutics. We also own patents covering novel amidate oligonucleotide chemistry that we employ in our telomerase inhibitor program, and methods of manufacturing these oligonucleotides.

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

Human Embryonic Stem Cells

     Our human embryonic stem cell (hESC) platform serves as the basis for the development of product candidates that are listed in the table on page 9. As of December 31, 2010, our hESC patent portfolio includes 47 issued or allowed United States patents, 126 granted or accepted foreign patents and 240 patent applications pending worldwide relating to our hESC-based product opportunities. This portfolio includes: foundational hESC patents licensed to us (exclusively and non-exclusively, varying by field of use) from the Wisconsin Alumni Research Foundation, or WARF; and patent families exclusively licensed to us by the University of California, the University of Oxford, the University of Edinburgh, and the Robarts Research Institute of the University of Western Ontario. However, the majority of patent filings in this portfolio is owned by Geron and covers technologies that we have developed to enable scalable manufacturing of various cell types from hESCs.

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

     GRNCHND1: Our patent rights relevant to GRNCHND1 include rights licensed from WARF (licensed non-exclusively for this product candidate) and the University of Edinburgh (licensed exclusively), and various Geron-owned patent families covering the growth of hESCs and their differentiation into chondrocytes.

     GRNVAC2: Our patent rights relevant to GRNVAC2 include rights licensed from WARF (licensed non-exclusively for this product candidate) and the University of Oxford, the Robarts Research Institute of the University of Western Ontario and the University of Colorado (all licensed exclusively for this product candidate), as well as various Geron-owned patent families covering the growth of hESCs and their differentiation into dendritic cells. The expiration dates on these patents range from 2015 to 2022.

     GE Healthcare Product Candidates (Various): Our alliance agreement with GE Healthcare includes a license grant from Geron to GE Healthcare under Geron’s hESC patents to commercialize any hESC-derived cell type for drug discovery applications. GE Healthcare is focusing its product development efforts on hepatocytes and cardiomyocytes. Our patents on these particular cell types expire in the ranges of 2020 to 2023 and 2025 to 2026, respectively.

Receptor-Targeting Peptide Technology

     GRN1005: Our patent rights relevant to GRN1005 are based on rights exclusively licensed from Angiochem, Inc. in December 2010. As of December 31, 2010, these in-licensed patent rights include two issued or allowed United States patents, four granted or accepted foreign patents and 55 patent applications pending worldwide. These patent rights cover proprietary peptides facilitating transport of therapeutic payloads across the BBB as well as patent claims to specific therapeutic compounds that employ these peptides, including GRN1005. One U.S. patent has issued so far out of this patent group, with an expiration date of 2025.

Nuclear Transfer

     ViaGen, Inc.: A third technology platform, nuclear transfer, is protected by the patent rights that we purchased in 1999 with the acquisition of the U.K. company Roslin Bio-Med, which we now operate as Geron Bio-Med. We license these rights to ViaGen, Inc., in which we hold a 40% equity stake, for use in non-human animal cloning applications. As of December 31, 2010, 21 United States patents have now been issued or been allowed, and 51 foreign patents have been granted or accepted. In addition, we have 12 pending patent applications worldwide relating to nuclear transfer. The expiration dates of these patents are in 2016.

Competition

     The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and human embryonic stem cell therapies, including the study of telomeres, telomerase, receptor-targeting peptides crossing the BBB and hESCs.

     We believe that the quality and breadth of our technology platforms, the skills of our employees and our ability to recruit and retain skilled employees, our patent portfolio and our capabilities for research and development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

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

     We believe that our ability to successfully compete will depend on, among other things:
  efficacy, safety and reliability of our product candidates;

  timing and scope of regulatory approval;

  the speed at which we develop product candidates;

  our ability to complete preclinical testing and clinical development and obtaining regulatory approvals for product candidates;

  our ability to manufacture and sell commercial quantities of a product to the market;

  the availability of reimbursement for product use in approved indications;

  product acceptance by physicians and other health care providers;

  quality and breadth of our technology;

  skills of our employees and our ability to recruit and retain skilled employees;

  protection of our intellectual property; and

  availability of substantial capital resources to fund development and commercialization activities.
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

FDA Approval Process

     Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1/2 trial.) In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

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

Executive Officers of the Company

     The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
David L. Greenwood	59	President, Interim Chief Executive Officer and
		Chief Financial Officer
Stephen M. Kelsey, M.D., F.R.C.P., F.R.C.Path.	50	Executive Vice President, Chief Medical
		Officer, Oncology
David J. Earp, J.D., Ph.D.	46	Senior Vice President, Business Development,
		Chief Patent Counsel and Secretary
Melissa A. Kelly Behrs	47	Senior Vice President, Therapeutic
		Development, Oncology
Jane S. Lebkowski, Ph.D.	55	Senior Vice President, Chief Scientific Officer,
		Cell Therapies
Katharine E. Spink, Ph.D.	36	Senior Vice President Operations,
		Cell Therapies
Olivia K. Bloom	42	Vice President, Chief Accounting Officer, Treasurer

     David L. Greenwood has served as our President and Interim Chief Executive Officer since February 2011, Chief Financial Officer, Treasurer and Secretary since August 1995 and our Executive Vice President since January 2004. He is also a director of our wholly-owned subsidiary, Geron Bio-Med Limited, ViaGen, Inc., an Arizona corporation, and Clone International, an Australian company. From August 1999 until January 2004, Mr. Greenwood also served as our Senior Vice President of Corporate Development. From April 1997 until August 1999, Mr. Greenwood served as our Vice President of Corporate Development. He also serves on the Board of Regents for Pacific Lutheran University. From 1979 until joining us, Mr. Greenwood held various positions with J.P. Morgan & Co. Incorporated, an international banking firm. Mr. Greenwood holds a B.A. from Pacific Lutheran University and a M.B.A. from Harvard Business School.

     Stephen M. Kelsey, M.D., F.R.C.P., F.R.C.Path., has served as our Executive Vice President and Chief Medical Officer, Oncology since April 2009. From June 2002 until April 2009, Dr. Kelsey held various positions at Genentech, Inc., most recently as vice president, clinical hematology/oncology. From June 2000 to June 2002, Dr. Kelsey was the director of clinical affairs at Pharmacia Corporation (SUGEN, Inc.) in South San Francisco and director of global clinical development (oncology) at Pharmacia Corporation in Milan, Italy. From July 1993 to June 2000, Dr. Kelsey served as a senior lecturer in hematology/oncology at St. Bartholomews and the Royal London School of Medicine and Dentistry and visiting fellow at Vancouver General Hospital and Terry Fox Laboratories. Dr. Kelsey earned his B.Sc. in Pharmacology, M.B., Ch.B., and Doctorate of Medicine (M.D.) degrees from the University of Birmingham in the United Kingdom.

     David J. Earp, J.D., Ph.D., has served as our Senior Vice President of Business Development and Chief Patent Counsel since May 2004 and Secretary since February 2011. He is also a director of ViaGen, Inc., an Arizona corporation. From October 1999 until May 2004, Dr. Earp served as our Vice President of Intellectual Property. From 1992 until joining us in June 1999, Dr. Earp was with the intellectual property law firm of Klarquist Sparkman, LLP. Dr. Earp holds a B.Sc. in microbiology from the University of Leeds, England, a Ph.D. from the biochemistry department of The University of Cambridge, England, and conducted postdoctoral research at the University of California at Berkeley/U.S.D.A. Plant Gene Expression Center. He received his J.D. from the Northwestern School of Law of Lewis and Clark College in Portland, Oregon.

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

     Jane S. Lebkowski, Ph.D., has served as our Senior Vice President, Chief Scientific Officer, Cell Therapies since February 2009 and Senior Vice President of Cell Therapies since January 2004. From August 1999 until January 2004, Dr. Lebkowski served as our Vice President of Cell Therapies. From April 1998 until August 1999, Dr. Lebkowski served as our Senior Director, Cell and Gene Therapies. From 1986 until joining us in 1998, Dr. Lebkowski served as vice president, research and development at Applied Immune Sciences. In 1995, Applied Immune Sciences was acquired by Rhone-Poulenc Rorer, at which time Dr. Lebkowski was appointed vice president, discovery & product development. Dr. Lebkowski received a B.S. in chemistry and biology from Syracuse University and received her Ph.D. from Princeton University.

     Katharine E. Spink, Ph.D., has served as our Senior Vice President of Operations, Cell Therapies since February 2011 and Vice President of Operations, Cell Therapies since February 2009. From January 2008 until February 2009, Dr. Spink served as our Senior Director of Cell Therapies Operations. From January 2007 until January 2008, Dr. Spink served as our Program Director for Cardiovascular Disease. Dr. Spink joined Geron in December 2003, and served various roles within our Corporate Development group until January 2007. Prior to Geron, Dr. Spink was with the global management consulting firm McKinsey & Company, where she advised clients in the biotechnology, pharmaceutical, and medical device industries on matters relating to R&D strategy, business development, and marketing. Dr. Spink holds a B.A. in biochemistry from Rice University and a Ph.D. in cancer biology from Stanford University.

     Olivia K. Bloom has served as our Treasurer since February 2011, Chief Accounting Officer since September 2010 and a Vice President of the Company since January 2007. From September 1996 until January 2010, Ms. Bloom served as our Controller. Prior to joining Geron in 1994, Ms. Bloom started her career in public accounting at KPMG Peat Marwick and became a Certified Public Accountant in 1994. Ms. Bloom graduated Phi Beta Kappa with a B.S. in Business Administration from the University of California at Berkeley.

Employees

     As of December 31, 2010, we had 175 employees of whom 53 hold Ph.D. degrees and 41 hold other advanced degrees. Of our total workforce, 147 employees were engaged in, or directly support, our research and development activities and 28 employees were engaged in business development, legal, finance and administration. We also retain outside consultants. None of our employees are covered by a collective bargaining agreement, nor have we experienced work stoppages. We consider relations with our employees to be good.

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

     Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. We have sponsored six Phase 1 or 1 / 2 trials of our lead anti-cancer drug candidate, imetelstat, in patients with chronic lymphoproliferative diseases, solid tumor malignancies, non-small cell lung cancer, breast cancer and multiple myeloma and all of those trials have now completed patient enrollment. We are advancing imetelstat through Phase 2 trials in four different malignancies and each of these trials is currently open for patient enrollment. Patient enrollment for the trial of our telomerase cancer vaccine, GRNVAC1, in patients with acute myelogenous leukemia is now complete. In October 2010, the first patient was enrolled into the Phase 1 multi-center trial that is designed to establish the safety of GRNOPC1 in patients with “complete” American Spinal Injury Association (ASIA) grade A subacute thoracic spinal cord injuries.

     On December 6, 2010, we entered into an exclusive license agreement with Angiochem, Inc. (Angiochem) with respect to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the blood-brain barrier (BBB) to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. The exclusive license agreement covers Angiochem’s proprietary receptor-targeting peptides conjugated to tubulin disassembly inhibitors, including ANG1005 (now GRN1005), a novel taxane derivative.

     Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:
  succeed in our research and development efforts;

  select therapeutic compounds or cell therapies for development;

  obtain required regulatory approvals;

  finance, or obtain additional financing for, our clinical trials;

  manufacture product candidates; and

  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.
     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Competitors may have proprietary rights which prevent us from developing and marketing our products or they may sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments or prospective investments in telomerase technology, receptor-targeting peptide technology to cross the BBB, hESCs, imetelstat, GRN1005 (formerly ANG1005), GRNVAC1 and GRNOPC1, which could adversely affect our business and materially and adversely affect our stock price.

     The science and technology of telomere biology, telomerase, receptor-targeting peptides that cross the BBB and hESCs are relatively new. Further, the information we have related to the ability of GRN1005 (formerly ANG1005) to penetrate brain tissue and its anti-tumor activity is preliminary and based on Phase 1 clinical studies. There is no precedent for the successful commercialization of therapeutic product candidates based on these technologies. Therefore, our development programs are particularly risky and uncertain. In addition, we, our licensees or our collaborators must undertake significant research and development activities to develop product candidates based on these technologies, which will require additional funding and may take years to accomplish, if ever.

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

     Changes in governmental regulations relating to funding of stem cell research may also materially impact our product development programs and result in an increase to the volatility of the market price of our common stock. For example, in March 2009 President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research to allow federal funding for research using hESCs derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. However, in August 2010 the Federal District Court for the District of Columbia issued a preliminary injunction prohibiting federal funding for hESC research. In September 2010, a federal appeals court lifted the injunction. A final ruling is expected in 2011. Meanwhile, certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of December 31, 2010, our accumulated deficit was approximately $688.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

     Substantially all of our revenues to date have been research support payments under collaboration agreements and revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration or license agreements that result in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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
  the accuracy of the assumptions underlying our estimates for our capital needs for the 2011 fiscal year and beyond;

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

     We do not have any committed sources of capital, other than our equipment financing facility. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to our stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

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

     Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The future sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:
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

     In Europe, the European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office (EPO) was earlier interpreting this prohibition broadly, and applying it to reject claims in any patent application that pertained to hESCs. An early patent application filed by the Wisconsin Alumni Research Foundation (WARF) with claims covering the original isolation of hESCs was appealed as a test case, and examination of other hESC patent applications was suspended while that case was heard. In November 2008, the EPO Enlarged Board of Appeals held that the claims in the WARF application were unpatentable. Geron holds a worldwide license under this patent family, and since the decision is not subject to further appeal, this WARF patent family will not afford protection to Geron’s hESC-based product candidates in Europe. However, the reason given by the EPO for the decision was narrowly focused: the EPO found the claims objectionable on the basis that at the time that WARF filed the patent application it was necessary to use a human embryo to obtain hESCs since no cell lines were available. In contrast, the hESCs that we use, and which we employed in the technologies claimed in our own European patent applications, were sourced from established hESC lines. Consequently, the decision in the WARF case does not directly address the patentability of the subject matter in our filings. The EPO has recently restarted examination of hESC patent applications, but its application of the WARF decision to these later filed cases is still developing. At this time, we do not know whether or to what extent we will be able to obtain patent protection for our hESC technologies in Europe. If we are unable to protect our inventions related to hESCs in Europe, our business would be negatively impacted.

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

     Where more than one party seeks U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. By way of example, we are currently a party to an interference proceeding that involves patent filings for making endoderm cells from hESCs. We requested that the Patent Office declare this interference after Novocell Inc. (recently renamed ViaCyte, Inc. (ViaCyte)) was granted patent claims that conflict with subject matter we filed in an earlier patent application. A number of outcomes are possible: (i) the claims may be awarded to ViaCyte; (ii) the claims may be awarded to Geron, or (iii) neither party might be found to be entitled to the claims. The decision from the Patent Office may also be subject to appeal. Since the interference is still ongoing, we cannot predict what the outcome will be.

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in two patent oppositions before the EPO with a Danish company, Pharmexa. Pharmexa (which acquired the Norwegian company GemVax in 2005) is developing a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase and is conducting a Phase 3 clinical trial. Pharmexa obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd., and the continuing company now operates under the name KAEL-GemVax. KAEL-GemVax was recently granted a further related European patent covering its telomerase peptide vaccine against which we have filed an opposition. That opposition is ongoing and we cannot predict the outcome.

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

     Patent opposition proceedings are not currently available in the U.S. patent system. Legislation was previously proposed to introduce them, but so far has not been enacted into law. However, issued U.S. patents can be reexamined by the Patent Office at the request of a third party. Patents owned or licensed by Geron may therefore be subject to reexamination. As in any legal proceeding, the outcome of patent reexaminations is uncertain, and a decision adverse to our interests could result in the loss of valuable patent rights.

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by WARF and relating to hESCs. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913), which are the U.S. equivalents of the European WARF case discussed above, are licensed to Geron pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to Geron under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from hESCs, as well as non-exclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent. In April 2010, the Board of Patent Appeals and Interferences reversed the earlier decision of the Patent Office on the 7,029,913 patent. WARF will now have the opportunity to present amended claims for further examination at the Patent Office. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position. The final outcome of these or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents could negatively impact Geron’s proprietary position in this technology.

     As more groups become engaged in scientific research and product development in the areas of telomerase biology, receptor-targeting peptides that cross the BBB and embryonic stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our business by:
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

     Our business depends on several critical technologies that are based in part on patents licensed from third parties, including the rights we licensed from Angiochem in connection with our exclusive worldwide license we entered into in December 2010. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology would be severely adversely affected.

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

     We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our imetelstat, GRN1005 (formerly ANG1005), GRNVAC1, GRNOPC1 and GRNCM1 programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned, our ability to develop or manufacture our product candidates could be significantly harmed.

Our reliance on the activities of our consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our product candidates.

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

     Our telomerase inhibitor compound, imetelstat, our telomerase cancer vaccine, GRNVAC1, and our hESC-based products are likely to be more expensive to manufacture than most other treatments currently on the market today, and the same is likely to be true of peptide products able to cross the BBB, including GRN1005 (formerly ANG1005). Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a modest scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today.

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

     GRN1005 (formerly ANG1005) is a novel taxane derivative that is designed to cross the BBB by receptor-mediated transcytosis. The present manufacturing processes for GRN1005 (formerly ANG1005) are conducted at a small scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on GRN1005 (formerly ANG1005) may be significantly less than that of most drugs on the market today.

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

     The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and human embryonic stem cell therapies, including the study of telomeres, telomerase, receptor-targeting peptides crossing the BBB and hESCs. In addition, other products and therapies that could compete directly with the product candidates that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

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

  reducing the number of years of data exclusivity for innovative biological products potentially leading to earlier biosimilar competition; and

  increasing oversight by the FDA of pharmaceutical research and development processes and commercialization tactics.
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

     Historically, our stock price has been extremely volatile. Between January 1, 2001 and December 31, 2010, our stock has traded as high as $20.75 per share and as low as $1.41 per share. Between January 1, 2008 and December 31, 2010, the price has ranged between a high of $9.24 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

  public concern with respect to our product candidates; and

  the issuance of common stock to partners, vendors or to investors to raise additional capital.
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

We were named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.

     On December 21, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California, naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff sought to represent a class of investors who purchased our common stock between July 30, 2010 and December 6, 2010 and sought damages, attorney’s fees and other relief. The case was voluntarily dismissed, without prejudice, on February 14, 2011, which dismissal was so ordered by the Court on February 15, 2011. As is typical in this type of litigation, it is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

     On January 31, 2011, a purported shareholder derivative complaint against the members of our board of directors and one of our executive officers was filed in the Superior Court of California for the County of San Mateo. The Company is named as a nominal defendant. The complaint, which is based on the same factual background as the dismissed class action, generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s financial condition, and seeks unspecified monetary damages and other relief. The action was removed to the U.S. District Court for the Northern District of California. Another similar derivative action was filed on February 14, 2011 in the Superior Court of California for the County of San Mateo.

     While a derivative action is purportedly brought on behalf of the company, such litigation, as well as similar class or derivative lawsuits that may be filed, are subject to inherent uncertainties, and will cause the Company to incur costs which will depend upon many unknown factors. Monitoring and defending against legal actions is time-consuming for our management and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuits are currently at an early stage and we cannot be certain of how long it may take to resolve the matters. Such class and derivative litigations may be filed in the future and any decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the inherent uncertainty of the currently-pending litigation could lead to more volatility in our stock price.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of December 31, 2010, we had 200,000,000 shares of common stock authorized for issuance and 122,616,729 shares of common stock outstanding. In addition, as of December 31, 2010, we have reserved for future issuance approximately 22,305,001 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

     On December 6, 2010, we obtained a worldwide exclusive license from Angiochem, Inc. (Angiochem), with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. As partial consideration for the license rights, we agreed to issue to Angiochem $27.5 million of shares of our common stock, subject to a maximum of 9,000,000 shares, on or about January 5, 2011. Based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date, we issued to Angiochem 5,261,144 shares of common stock (Angiochem Shares) on January 5, 2011. On January 7, 2011, we filed a registration statement on Form S-3 (Angiochem S-3) with the Securities and Exchange Commission covering the shares issued to Angiochem which was declared effective on January 13, 2011. The Angiochem Shares were initially subject to a lock-up agreement with us that expired on February 5, 2011. Any sales by Angiochem of the Angiochem Shares are subject to certain monthly volume restrictions. Sales of the Angiochem Shares could negatively impact the market price of our common stock in the future.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price of our common stock and the voting rights of holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We currently lease approximately 41,000 square feet of office space at 200 and 230 Constitution Drive, Menlo Park, California. The leases for 200 and 230 Constitution Drive expire in July 2012. We have an option to extend the leases for one additional period of four years. In March 2008, as payment of the total rent due for the premises at 200 and 230 Constitution Drive, we issued 742,158 shares of our common stock to the lessor of those premises. As a result, we have no cash rental obligation from August 1, 2008 through July 31, 2012. We also currently lease approximately 14,500 square feet of office space at 149 Commonwealth Drive, Menlo Park, California. The lease for 149 Commonwealth

Drive expires in July 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. In January 2010, we extended the lease at our premises at 149 Commonwealth Drive. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. We believe that our existing facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     On December 21, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California, naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff sought to represent a class of investors who purchased our common stock between July 30, 2010 and December 6, 2010 and sought damages, attorney’s fees and other relief. The case was voluntarily dismissed, without prejudice, on February 14, 2011, which dismissal was so ordered by the Court on February 15, 2011. As is typical in this type of litigation, it is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

     On January 31, 2011, a purported shareholder derivative complaint against the members of our board of directors and one of our executive officers was filed in the Superior Court of California for the County of San Mateo. The Company is named as a nominal defendant. The complaint, which is based on the same factual background as the dismissed class action, generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s financial condition, and seeks unspecified monetary damages and other relief. The action was removed to the U.S. District Court for the Northern District of California. Another similar derivative action was filed on February 14, 2011 in the Superior Court of California for the County of San Mateo.

     While a derivative action is purportedly brought on behalf of the company, such litigation, as well as similar class or derivative lawsuits that may be filed, are subject to inherent uncertainties, and will cause the Company to incur costs which will depend upon many unknown factors. Monitoring and defending against legal actions is time-consuming for our management and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuits are currently at an early stage and we cannot be certain of how long it may take to resolve the matters. Such class and derivative litigations may be filed in the future and any decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the inherent uncertainty of the currently-pending litigation could lead to more volatility in our stock price.

ITEM 4. (REMOVED AND RESERVED)

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is quoted on the Nasdaq Global Select Market under the symbol GERN. The high and low closing sales prices as reported by the Nasdaq Global Select Market of our common stock for each of the quarters in the years ended December 31, 2010 and 2009 are as follows:

	High	Low
Year ended December 31, 2010
First quarter	$6.57	$5.26
Second quarter	$6.15	$4.94
Third quarter	$6.07	$4.54
Fourth quarter	$6.37	$4.72
Year ended December 31, 2009
First quarter	$8.15	$3.79
Second quarter	$7.67	$4.41
Third quarter	$9.17	$6.48
Fourth quarter	$7.08	$5.19

     As of February 22, 2011, there were approximately 759 stockholders of record of the Company’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 22, 2011, the closing sales price for our common stock was $4.88 per share.

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

Performance Measurement Comparison (1)

     The following graph compares total stockholder returns of Geron Corporation for the last five fiscal years beginning December 30, 2005 to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Stock Market-U.S. Companies (the Nasdaq-US) and the Nasdaq Pharmaceutical Index (the Nasdaq-Pharmaceutical). The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared dividends on Geron stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Select Market (NGSM). The Nasdaq-Pharmaceutical, which is calculated and supplied by Nasdaq, represents pharmaceutical companies, including biotechnology companies, trading on Nasdaq under the Standard Industrial Classification (SIC) Code No. 283 Drugs main category (2833 — Medicinals & Botanicals, 2834 — Pharmaceutical Preparations, 2835 — Diagnostic Substances, 2836 — Biological Products). Geron common stock trades on the NGSM and is a component of both the Nasdaq-US and the Nasdaq-Pharmaceutical.

Comparison of Five Year Cumulative Total Return on Investment Among
Geron Corporation, the Nasdaq-US Index and the Nasdaq-Pharmaceutical Index(2)

____________________

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative total return on investment assuming an investment of $100 in each of Geron, the Nasdaq-US and the Nasdaq-Pharmaceutical on December 30, 2005. The cumulative total return on Geron stock has been computed based on a price of $8.61 per share, the price at which Geron’s shares closed on December 30, 2005.

Recent Sales of Unregistered Securities

     On December 6, 2010, we entered into an exclusive license agreement with Angiochem, Inc. and as consideration for the license rights, we paid Angiochem an upfront payment of $7.5 million in cash and agreed to issue $27.5 million of shares of our common stock, subject to a maximum of 9,000,000 shares. Based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date, we issued to Angiochem 5,261,144 shares of common stock (Angiochem Shares) on January 5, 2011. We filed with the Securities and Exchange Commission a registration statement on Form S-3 on January 7, 2011, which was declared effective on January 13, 2011. Sales by Angiochem of their shares are subject to certain monthly volume restrictions.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues from collaborative agreements	$925	$450	$294	$672	$622
License fees and royalties	2,638	1,276	2,509	6,950	2,655
Total revenues	3,563	1,726	2,803	7,622	3,277
Operating expenses:
Research and development	61,687	57,617	53,664	54,624	41,234
Acquired in-process research and
development (1)	35,000	—	—	—	—
General and administrative	18,043	14,343	16,183	15,837	9,403
Total operating expenses	114,730	71,960	69,847	70,461	50,637
Loss from operations	(111,167)	(70,234)	(67,044)	(62,839)	(47,360)
Unrealized gain on fair value of derivatives	190	157	418	15,453	7,421
Interest and other income	2,045	1,374	5,542	10,791	8,704
Losses recognized under equity method
investment	(2,347)	(1,338)	(844)	—	—
Interest and other expense	(98)	(143)	(93)	(102)	(130)
Net loss	(111,377)	(70,184)	(62,021)	(36,697)	(31,365)
Deemed dividend on derivatives (2)	—	(190)	—	(9,081)	—
Net loss applicable to common stockholders	$(111,377)	$(70,374)	$(62,021)	$(45,778)	$(31,365)
Basic and diluted net loss per share:
Net loss per share applicable to common
stockholders	$(1.14)	$(0.80)	$(0.79)	$(0.62)	$(0.47)
Shares used in computing net loss per share
applicable to common stockholders	97,601,520	88,078,557	78,187,795	74,206,249	66,057,367
____________________

(1)	On December 6, 2010, we and Angiochem, Inc. (Angiochem) entered into an Exclusive License Agreement that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain.

As consideration for the license rights, we paid Angiochem an upfront payment of $7.5 million in cash and agreed to issue to Angiochem $27.5 million of shares of our common stock on or about January 5, 2011. The number of shares of common stock we actually issued to Angiochem (Angiochem Shares) was based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. We issued to Angiochem 5,261,144 shares of common stock on January 5, 2011.

We acquired the license rights for Angiochem’s proprietary receptor-targeting peptides for the clinical development of ANG1005 (now GRN1005), a novel taxane derivative for which Angiochem has performed two Phase 1 clinical studies in brain metastases and glioblastoma multiforme. We plan to further develop GRN1005 in Phase 2 clinical trials for these indications. Further clinical and process development of GRN1005 is required before any viable commercial application can be identified or utilized. We have concluded that this technology has no alternative future use, and accordingly, expensed the upfront payment of $35.0 million as acquired in-process research and development at the time of acquisition.

(2)	In April 2009, in connection with our continued collaboration with an investor and licensee and the data received under the collaboration relevant to our therapeutic programs, we modified the terms of certain outstanding warrants held by this investor by extending the exercise term and reducing the exercise price. The exercise term of warrants to purchase 200,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was modified to $17.50 per share from $67.09 per share. The exercise term of warrants to purchase 100,000 shares of common stock was extended to March 9, 2012 from March 9, 2010 and the exercise price was unchanged at $12.50 per share. In connection with the modifications, we recognized a deemed dividend of approximately $190,000 in our consolidated statements of operations for the incremental fair value of the modified warrants.

In February 2007, in exchange for the exercise of certain warrants, we issued new warrants to the same institutional investors. The aggregate fair value of $3.7 million for the new warrants was recognized as a deemed dividend. In December 2007, we modified the terms of certain outstanding warrants by extending the exercise term and reducing the exercise price. In connection with the modifications, we received $3.6 million in cash consideration from the institutional investors holding the outstanding warrants. We recognized a deemed dividend of $5.4 million for the incremental fair value of the modified warrants, net of the cash consideration received from the institutional investors for the modifications.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, restricted cash, cash equivalents
and marketable securities	$221,274	$167,070	$163,655	$208,444	$213,860
Working capital	154,168	110,324	160,535	200,655	170,377
Total assets	233,584	180,382	176,218	218,896	220,800
Long-term obligations	—	—	—	427	—
Accumulated deficit	(688,650)	(577,267)	(506,893)	(444,872)	(399,094)
Total stockholders’ equity	192,735	172,577	168,455	205,674	173,919

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases. We are advancing anti-cancer therapies through multiple Phase 2 clinical trials in different cancers by targeting the enzyme telomerase and with a compound designed to penetrate the blood-brain barrier (BBB). We are developing cell therapy products from differentiated human embryonic stem cells (hESCs) for multiple indications, including central nervous system (CNS) disorders, heart failure, diabetes and osteoarthritis, and have initiated a Phase 1 clinical trial in spinal cord injury.

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

     We estimate the projected future term of license agreements over which we recognize revenue. Our estimates are based on contractual terms, historical experience and general industry practice. Revisions in the estimated terms of these license agreements have the effect of increasing or decreasing license fee revenue in the period of revision. As of December 31, 2010, no revisions to the estimated future terms of license agreements have been made and we do not expect revisions to the currently active agreements in the future.

Valuation of Stock-Based Compensation

     We measure and recognize compensation expense for all stock-based awards to our employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan (ESPP) based on estimated fair values. We use the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock options and employee stock plan purchases. Option-pricing model assumptions such as expected volatility, risk-free interest rate and expected term impact the fair value estimate. Further, the estimated forfeiture rate impacts the amount of aggregate compensation recognized during the period. The fair value of stock options and employee stock purchases is amortized over the vesting period of the awards using a straight-line method.

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

     We grant restricted stock awards to employees and non-employee directors with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. Service-based awards generally vest annually over four years. Performance-based stock awards (PSAs) vest only upon achievement of discrete strategic goals within a specified performance period, generally three years. Market-based stock awards (MSAs) vest only upon achievement of certain market price thresholds of our common stock within a specified performance period, generally three years.

     The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures, as applicable. The fair value is amortized as compensation expense over the requisite service period of the award on a straight-line basis.

     The fair value for PSAs is determined using the fair value of our common stock on the date of grant and reduced for estimated forfeitures, as applicable. Compensation expense for PSAs is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. We evaluate whether performance conditions are probable of occurring, as well as the expected performance period, on a quarterly basis.

     The fair value for MSAs is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the MSAs. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Compensation expense is recognized over the derived service period for the MSAs using the straight-line method, but is accelerated if the market condition is achieved earlier than estimated.

     We annually evaluate the assumptions used in estimating fair values of our stock-based awards by reviewing current trends in comparison to historical data. We have not revised the methods by which we derive assumptions in order to estimate fair values of our stock-based awards. If factors change and we employ different assumptions in future periods, the stock-based compensation expense that we record for awards to employees and directors may differ significantly from what we have recorded in the current period.

     Non-cash compensation expense recognized for stock-based awards to employees and directors was $13.7 million, $10.6 million and $11.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total compensation cost related to unvested stock awards not yet recognized, net of estimated forfeitures and assuming no probability of achievement for outstanding PSAs, was $16.2 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

     For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognized non-cash stock-based compensation expense of $463,000, $190,000 and zero for the fair value of the vested portion of non-employee options, restricted stock awards and warrants in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

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

     We classify inputs to derive fair values for marketable debt securities available-for-sale and marketable investments in licensees as Level 1 and 2. Instruments classified as Level 1 include money market funds, certificates of deposit and publicly traded equity securities in active markets, representing 10% of total financial assets measured at fair value as of December 31, 2010. Instruments classified as Level 2 include U.S. government-sponsored enterprise securities, municipal securities, commercial paper and corporate notes, representing 90% of total financial assets measured at fair value as of December 31, 2010. The price for each security at the measurement date is derived from various sources. Periodically, we assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers from broker quotes. Historically, we have not experienced significant deviation between the sourced prices and our portfolio manager’s prices.

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization. The fair value for these instruments is calculated using the Black Scholes option-pricing model. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. Inputs to the model include stock volatility, dividend yields, expected term of the derivatives and risk-free interest rates. See the following discussion, “Fair Value of Derivatives,” for information on derivation of inputs to the model. Changes to the model’s inputs are not changes to valuation methodologies, but instead reflect direct or indirect impacts from changes in market conditions. Accordingly, results from the valuation model in one period may not be indicative of future period measurements. Instruments classified as Level 3 include derivative liabilities, representing all of total financial liabilities measured at fair value as of December 31, 2010.

     For a further discussion regarding fair value measurements, see Note 2 on Fair Value Measurements in Notes to Consolidated Financial Statements of this Form 10-K.

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

     Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and non-employee options and risk-free interest rates. Expected volatilities are based on historical volatilities of our stock. The expected term of warrants and non-employee options represent the remaining contractual term of the instruments. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the instrument. If factors change and we employ different assumptions in future periods, the fair value of these warrants and non-employee options reflected as of each balance sheet date and the resulting change in fair value that we record may differ significantly from what we have recorded in previous periods. As of December 31, 2010, we have not revised the method in which we derive assumptions in order to estimate fair values of warrants and non-employee options classified as assets or liabilities, and we do not expect revisions in the future.

Consolidation and Accounting for Variable Interest Entities (VIEs)

     Under applicable accounting guidance, an entity is considered to be a VIE if it has one of the following characteristics: (i) the entity is thinly capitalized; (ii) residual equity holders do not control the entity; (iii) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or (iv) the entity was established with non-substantive voting. Investors that finance a VIE through debt or equity interests are variable interest holders in the entity. Since January 1, 2010, the variable interest holder, if any, exposed to the majority of the risks and rewards associated with a VIE is considered the VIE’s primary beneficiary and must consolidate the entity.

     We must evaluate our involvement in a VIE and understand the purpose and design of the entity, the role we have in the entity’s design and our involvement in its ongoing activities. We then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities. This evaluation involves a variety of qualitative and quantitative assumptions.

     When we determine that we have the power to direct the activities that most significantly impact a VIE’s economic performance, we then must evaluate our economic interests, if any, and determine whether we could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether we have an obligation to absorb losses that could be potentially significant, we consider the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including but not limited to, debt and equity investments, guarantees, liquidity agreements and certain derivative contracts.

     As certain events occur, we reconsider which parties will absorb variability and whether we have become or are no longer the primary beneficiary. The consolidation status of a VIE may change as a result of such reconsideration events, which occur when VIEs acquire additional assets, issue new variable interests or enter into new or modified contractual arrangements. A reconsideration event may also occur when we acquire new or additional interests in a VIE.

     For a further discussion regarding VIEs, see Note 3 on Joint Venture and Related Party Transactions in Notes to Consolidated Financial Statements of this Form 10-K.

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

Revenues

     We recognized $925,000 of revenues from collaborative agreements in 2010 compared to $450,000 in 2009 and $294,000 in 2008. Revenues in 2010 and 2009 primarily reflected revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare). The collaboration with GE Healthcare began in July 2009. Revenues in 2008 primarily reflected related party reimbursements we received from our joint venture in Hong Kong, TA Therapeutics, Ltd. (TAT), for scientific research services and revenue recognized under our collaboration with Corning Life Sciences. Since June 16, 2007, we have been including TAT’s results in our consolidated financial statements and have eliminated any related party revenue when the source of funds has been derived from our contributions to the related party. Prior to that date, related party revenue earned under the contract to perform scientific research services for TAT was recognized as revenue as the services were performed. See Note 3 on Joint Venture and Related Party Transactions in Notes to Consolidated Financial Statements of this Form 10-K for the current status of TAT.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future product sales, or any combination thereof. We recognized license fee revenues of $2.0 million, $1.1 million and $2.1 million in 2010, 2009 and 2008, respectively, related to our various agreements. License fee revenue in 2010 and 2009 primarily reflected revenue recognized from upfront license fee payments under our collaboration with GE Healthcare. License fee revenue in 2008 primarily reflected the receipt of a $1.5 million milestone payment from Exeter Life Sciences, Inc. as a result of the final Risk Assessment released by the U.S. Food and Drug Administration (FDA) addressing food products made from cloned animals or their progeny. We expect to recognize revenue of $350,000 in 2011 related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We recognized royalty revenues of $642,000, $160,000 and $403,000 in 2010, 2009 and 2008, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and agricultural products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $61.7 million, $57.6 million and $53.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in 2010 compared to 2009 was primarily the net result of higher drug product purchases for imetelstat of $2.9 million, increased clinical trial costs of $2.0 million as a result of opening four Phase 2 oncology clinical trials with imetelstat in multiple sites in the U.S. and Europe and re-initiation of our Phase 1 clinical trial with GRNOPC1 for acute spinal cord injury and higher non-cash compensation expense in connection with equity-based awards of $1.3 million, partially offset by reduced contract manufacturing costs of $2.3 million primarily resulting from completion of patient enrollment in our Phase 2 trial of GRNVAC1. The increase in 2009 compared to 2008 was primarily the result of higher personnel-related costs of $2.3 million in connection with additional clinical operations personnel and increased clinical trial costs of $846,000 as a result of increased patient enrollment for our Phase 1 imetelstat and Phase 2 GRNVAC1 trials. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for imetelstat and GRNOPC1 along with continued development of our human embryonic stem cell (hESC) programs and clinical development of our newly in-licensed product candidate, GRN1005.

     Our oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. We have recently in-licensed receptor-targeting peptide technology to develop therapeutic compounds that can cross the BBB by targeting a natural receptor-based mechanism normally used by essential substances to enter the brain, thereby allowing treatment of tumors in the brain, including primary brain cancers and metastases. The following table briefly describes our cancer therapeutic product candidates and their stage of development:

	Product			Patient
Product	Description	Disease Treatment	Development Stage	Enrollment Status
Imetelstat	Telomerase Inhibitor	Non-Small Cell Lung	Phase 2 Trial	Open
(GRN163L)		Cancer (NSCLC)
		Breast Cancer	Phase 2 Trial	Open
		Multiple Myeloma	Phase 2 Trial	Open
		Essential	Phase 2 Trial	Open
Thrombocythemia
GRNVAC1	Telomerase Cancer	Acute Myelogenous	Phase 2 Trial	Completed
	Vaccine	Leukemia
GRN1005	Peptide-Conjugated	Brain Metastases	Phase 2 Trial	Planned to open in
	Paclitaxel	(Breast Cancer &		second half of 2011
NSCLC)
		Glioblastoma	Phase 2 Trial	Planned to open in
		Multiforme		2012

     We sponsored six Phase 1 clinical trials at 22 U.S. medical centers treating over 180 patients to examine the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, alone or in combination with other standard therapies in patients with chronic lymphoproliferative diseases, solid tumors, multiple myeloma, non-small cell lung and breast cancer. These trials have completed patient enrollment.

     Having met our main objectives for Phase 1 of assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, we are advancing the product candidate to Phase 2 clinical trials in four different malignancies, including two large randomized studies and two single arm studies. In July 2010, we initiated a randomized Phase 2 clinical trial of imetelstat as maintenance therapy following platinum-based induction therapy for patients with NSCLC. In December 2010, we initiated a randomized Phase 2 clinical trial of imetelstat in combination with paclitaxel (with or without bevacizumab) in patients with locally recurrent or metastatic breast cancer. In the same month, we opened to enrollment a single arm Phase 2 trial in patients with previously treated multiple myeloma and a single arm Phase 2 trial in patients with essential thrombocythemia (ET). Importantly, the Phase 2 trials of imetelstat are all in malignancies in which cancer stem cells are believed to play an important role in disease progression or relapse after standard therapy.

     A Geron-sponsored Phase 2 clinical trial of GRNVAC1 was conducted at six U.S. medical centers in patients with acute myelogenous leukemia (AML) in complete clinical remission and examined the safety and feasibility of a prime-boost vaccination regimen to extend the duration of telomerase immunity. We also evaluated the immune response to GRNVAC1 and explored the effects of vaccination on minimal residual disease and relapse rates. This trial completed patient enrollment in December 2009. Twenty-three patients in the study received vaccination with GRNVAC1. Recent data from the trial showed that GRNVAC1 was safe and generally well tolerated over multiple vaccinations. Thirteen out of 21 patients in the trial remained in clinical remission. At 12 months after vaccination with GRNVAC1, estimated disease-free survival was 81% for patients at high-risk of relapse (95% CI: 42-95%). Previously published data on this patient population suggests that approximately 45% of patients would normally remain free from relapse at this stage.

     On December 6, 2010, we and Angiochem, Inc. (Angiochem) entered into an Exclusive License Agreement that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. We acquired the license rights for Angiochem’s proprietary receptor-targeting peptides for the clinical development of ANG1005 (now GRN1005), a novel taxane derivative for which Angiochem has performed two Phase 1 clinical studies in brain metastases and glioblastoma multiforme. We plan to further develop GRN1005 in Phase 2 clinical studies for these indications.

     Our hESC therapy programs focus on treating injuries and degenerative diseases with cell therapies based on cells derived from hESCs. A core of knowledge of hESC biology, as well as a significant continuing effort in deriving, growing, maintaining, and differentiating hESCs, underlies all aspects of this group of programs. Many of our researchers are allocated to more than one hESC program, and the percentage allocations of time change as the resource needs of individual programs vary. The following table briefly describes the hESC-derived product candidates being developed by us or our collaborators and the stage of development of these product candidates:

Patient
			Development	Enrollment
Product	Product Description	Disease Treatment	Stage	Status
GRNOPC1	Oligodendrocytes	Spinal Cord Injury	Phase 1 Trial	Open
		Other CNS Indications*	Research	N/A
GRNCM1	Cardiomyocytes	Heart Disease	Preclinical	N/A
GRNIC1	Islets	Type 1 Diabetes	Research	N/A
GRNCHND1	Chondrocytes	Osteoarthritis	Research	N/A
GRNVAC2	Mature Dendritic Cells	Cancer Immunotherapy	Product Research	N/A
--	Immature Dendritic Cells	Immune Rejection	Research	N/A

* CNS indications being explored include multiple sclerosis, Alzheimer’s disease and leukodystrophies.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs that use feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells. We have developed cryopreserved formulations of hESC-derived cells to enable our business model of delivering “on demand” cells for therapeutic use. We initiated the Phase 1 clinical trial of GRNOPC1 in patients with spinal cord injury with the first subject receiving cells in October 2010. This is the first FDA-approved clinical trial of a cellular therapy derived from hESCs to be initiated. The clinical trial is a Phase 1 multi-center study designed to assess the safety and tolerability of GRNOPC1 in patients with complete ASIA (American Spinal Injury Association) Impairment Scale grade A thoracic spinal cord injuries. Two clinical sites were opened in 2010 for patient enrollment.

     Research and development expenses incurred under each of these programs are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Oncology	$30,603	$29,543	$30,259
hESC Therapies	31,084	28,074	23,405
Total	$61,687	$57,617	$53,664

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

Acquired In-Process Research and Development

     As consideration for the license rights to Angiochem’s proprietary peptide technology for the clinical development of ANG1005 (now GRN1005), we paid Angiochem an upfront payment of $7.5 million in cash and agreed to issue to Angiochem $27.5 million of shares of our common stock on or about January 5, 2011. The number of shares of common stock we actually issued to Angiochem was based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. On January 5, 2011, we issued to Angiochem 5,261,144 shares.

     Further clinical and process development of GRN1005 is required before any viable commercial application can be identified or utilized. We have concluded that this technology has no alternative future use, and accordingly, expensed the total upfront payment of $35.0 million in connection with the license agreement as acquired in-process research and development expense at the time of acquisition. See Note 9 on License Agreements in Notes to Consolidated Financial Statements of this Form 10-K for further discussion of the Exclusive License Agreement with Angiochem.

General and Administrative Expenses

     General and administrative expenses were $18.0 million, $14.3 million and $16.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in 2010 from 2009 was primarily due to higher non-cash compensation expense of $1.9 million related to stock options and restricted stock awards to employees, increased consulting and legal costs of $916,000 and higher costs associated with managing our intellectual property portfolio of $405,000. The decrease in 2009 from 2008 was primarily due to lower non-cash compensation expense of $765,000 related to stock options and restricted stock awards to employees, reduced legal costs associated with managing our intellectual property portfolio of $307,000 and lower consulting costs of $199,000.

Unrealized Gain on Fair Value of Derivatives

     Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains of $190,000, $157,000 and $418,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The unrealized gains on derivatives for 2010, 2009 and 2008 primarily reflect reduced fair values of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Consolidated Financial Statements of this Form 10-K for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $818,000, $1.3 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in 2010 compared to 2009 was primarily the result of lower investment balances and declining interest rates during the majority of 2010. The decrease in 2009 compared to 2008 was primarily due to declining interest rates. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

     Other income was $1.2 million, $98,000 and $84,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In November 2010, Geron received a total of $1.2 million in grants under the Qualifying Therapeutic Discovery Project (QTDP) program. The maximum grant amount was awarded to each of the five Geron programs that were eligible for QTDP funding and included oncology and human embryonic stem cell projects. Other income in 2009 and 2008 primarily represented tax refunds for certain research tax credits under the Housing Assistance Tax Act of 2008 resulting from our election to forego bonus depreciation with respect to investments in bonus eligible property during 2009 and 2008.

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

     In accordance with the equity method of accounting, we recognized losses of $1.4 million, $1.3 million and $844,000 for 2010, 2009 and 2008, respectively, for our proportionate share of ViaGen’s losses since providing the loan in September 2008. Previously, we had suspended the equity method of accounting for Start and ViaGen since our proportionate share of net losses exceeded the value of our investment.

     In November 2010, we provided a new loan of $1.5 million to ViaGen to fund its operations. The loan represented additional financial support to ViaGen and funded approximately $900,000 in prior losses of the company which has also been included in losses recognized under equity method investment.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a variable interest entity (VIE). By providing financial support to ViaGen, we are a variable interest holder. However, the party holding the majority of the equity and debt of ViaGen maintains controlling financial interest over the company and we do not have power to direct the activities of ViaGen. Accordingly, we are not the primary beneficiary and have not included ViaGen financial information with our consolidated results. See Note 3 on Joint Venture and Related Party Transactions in Notes to Consolidated Financial Statements of this Form 10-K for further discussion of ViaGen.

Interest and Other Expense

     Interest and other expense is primarily comprised of bank charges and was $98,000, $143,000 and $93,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in interest and other expense for 2010 compared to 2009 was primarily due to reduced bank charges as a result of lower cash and investment balances for the majority of 2010. The increase in interest and other expense for 2009 compared to 2008 was primarily due to higher bank charges as a result of higher cash and investment balances.

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

Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $111.4 million, $70.4 million and $62.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Overall net loss for 2010 increased compared to 2009 primarily due to increased research and development expenses and acquired in-process research and development expense. Overall net loss for 2009 increased compared to 2008 primarily due to decreased interest income, reduced revenues from milestones, increased research and development expenses and increased losses recognized for an equity method investment.

Liquidity and Capital Resources

     Cash, restricted cash, cash equivalents and marketable securities at December 31, 2010 were $221.3 million, compared to $167.1 million at December 31, 2009 and $163.7 million at December 31, 2008. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2010 was the net result of the receipt of $93.7 million in net proceeds in December 2010 from an underwritten public offering of our common stock and the receipt of $10.0 million in net proceeds in January 2010 from the sale of shares of our common stock and warrants to purchase additional shares of our common stock to institutional investors, partially offset by the use of cash for operations. The increase in cash, restricted cash, cash equivalents and marketable securities in 2009 was the net result of the receipt of $45.9 million in net proceeds in February 2009 from an underwritten public offering of our common stock and receipt of net proceeds of $3.6 million from the sale of our common stock and warrants to purchase additional shares of common stock to certain institutional investors, partially offset by use of cash for operations.

     We estimate that our existing capital resources, interest income and equipment financing facility will be sufficient to fund our current level of operations through at least December 2012. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time. Factors that may require us to use our available capital resources sooner than we anticipate include:
  continued clinical development of our product candidates, imetelstat, GRN1005 and GRNOPC1;

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
     If our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we would need to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

Cash Flows from Operating Activities

     Net cash used in operations was $44.3 million, $43.4 million and $42.0 million in 2010, 2009 and 2008, respectively. The increase in net cash used for operations in 2010 compared to 2009 and 2009 compared to 2008 was primarily the result of increased research and development expenses associated with our clinical operations and reduced interest income.

Cash Flows from Investing Activities

     Net cash used in investing activities was $48.5 million and $83.0 million for 2010 and 2009, respectively. Net cash provided by investing activities was $5.5 million in 2008. The decrease in net cash used in investing activities in 2010 compared to 2009 was primarily the result of lower purchases of marketable securities and higher marketable securities maturities. The decrease in cash provided by investing activities in 2009 compared to 2008 primarily reflected increased marketable securities purchases, partially offset by higher marketable securities maturities.

     For the three years ended December 31, 2010, we have purchased approximately $4.6 million in property and equipment, net of disposals, none of which was financed through equipment financing arrangements. As of December 31, 2010, no payments were due under our equipment financing facility. As of December 31, 2010, we had approximately $500,000 available for borrowing under our equipment financing facility. If we are unable to renew the commitment, we will use our cash resources for capital expenditures.

Cash Flows from Financing Activities

     Net cash provided by financing activities in 2010 and 2009 was $104.1 million and $51.6 million, respectively. Net cash used in financing activities in 2008 was $162,000. Net cash provided by financing activities in 2010 primarily reflected receipt of approximately $93.7 million in net proceeds from an underwritten public offering of 20,000,000 shares of our common stock at a public offering price of $5.00 per share after deducting underwriting discounts and commissions and offering expenses and the receipt of approximately $10.0 million in net proceeds from the sale of 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of our common stock to certain institutional investors in connection with the exchange of warrants held by those investors for shares of our common stock. Net cash provided by financing activities in 2009 primarily reflected receipt of approximately $45.9 million in net proceeds from an underwritten public offering of 7,250,000 shares of our common stock at a public offering price of $6.60 per share after deducting underwriting discounts and commissions and offering expenses and receipt of net proceeds of $3.6 million from the sale of 550,000 shares of our common stock and warrants to purchase an additional 150,000 shares of our common stock with an exercise price of $9.00 per share to certain institutional investors. Net cash used in financing activities in 2008 primarily reflected the repurchase of vested stock from certain employees to provide funds for minimum payroll tax withholding requirements.

Contractual Obligations

     As of December 31, 2010 our contractual obligations for the next five years, and thereafter were as follows:

	Principal Payments Due by Period
		Less Than			After
Contractual Obligations (1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Equipment lease	$44	$19	$25	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,585	1,671	1,022	367	525
Total contractual cash obligations	$3,629	$1,690	$1,047	$367	$525
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the Company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In May 2007, we issued 210,569 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2007 through April 30, 2010. In January 2010, we extended the lease at our premises at 149 Commonwealth Drive. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world.

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

     Credit Risk. We place our cash, restricted cash, cash equivalents and marketable securities with six financial institutions in the United States and Scotland. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, certificates of deposit, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios.

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

     The fair value of our cash equivalents and marketable securities at December 31, 2010 was $219.4 million. These investments include $44.9 million of cash equivalents which are due in less than 90 days, $140.6 million of short-term investments which are due in less than one year and $33.9 million of long-term investments which are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, certificates of deposit, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of December 31, 2010, there was an immaterial currency exchange impact from our intercompany transactions. As of December 31, 2010, we did not engage in foreign currency hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

We have audited the accompanying consolidated balance sheets of Geron Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geron Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geron Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 25, 2011

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,972	$34,601
Restricted cash	792	791
Current portion of marketable securities	140,599	77,009
Interest and other receivables	1,799	1,318
Current portion of prepaid assets	5,855	4,060
Total current assets	195,017	117,779
Noncurrent portion of marketable securities	33,911	54,669
Noncurrent portion of prepaid assets	854	2,372
Investments in licensees	504	1,328
Property and equipment, net	3,088	3,938
Deposits and other assets	210	296
	$233,584	$180,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,462	$2,176
Accrued compensation	6,186	1,757
Accrued liabilities	2,644	1,925
Stock issuance obligation	27,500	—
Current portion of deferred revenue	350	700
Fair value of derivatives	707	897
Total current liabilities	40,849	7,455
Noncurrent portion of deferred revenue	—	350
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized;
122,616,729 and 92,521,946 shares issued and outstanding at
December 31, 2010 and 2009, respectively	123	92
Additional paid-in capital	881,358	750,158
Accumulated deficit	(688,650)	(577,267)
Accumulated other comprehensive loss	(96)	(406)
Total stockholders’ equity	192,735	172,577
	$233,584	$180,382

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues from collaborative agreements (including
amounts from related parties: 2010-none, 2009-none,
2008-$79)	$925	$450	$294
License fees and royalties (including amounts from related
parties: 2010-none, 2009-none, 2008-$1,500)	2,638	1,276	2,509
Total revenues	3,563	1,726	2,803
Operating expenses:
Research and development (including amounts
for related parties: 2010-$697, 2009-$1,755,
2008-$794)	61,687	57,617	53,664
Acquired in-process research and development	35,000	—	—
General and administrative	18,043	14,343	16,183
Total operating expenses	114,730	71,960	69,847
Loss from operations	(111,167)	(70,234)	(67,044)
Unrealized gain on fair value of derivatives	190	157	418
Interest and other income	2,045	1,374	5,542
Losses recognized under equity method investment	(2,347)	(1,338)	(844)
Interest and other expense	(98)	(143)	(93)
Net loss	(111,377)	(70,184)	(62,021)
Deemed dividend on derivatives	—	(190)	—
Net loss applicable to common stockholders	$(111,377)	$(70,374)	$(62,021)

Basic and diluted net loss per share applicable to common
stockholders:

Net loss per share applicable to common stockholders	$(1.14)	$(0.80)	$(0.79)
Shares used in computing net loss per share applicable to
common stockholders	97,601,520	88,078,557	78,187,795

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2007	76,062,439	$76	$650,437	$(444,872)	$33	$205,674
Net loss	—	—	—	(62,021)	—	(62,021)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	16	16
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Comprehensive loss						(62,014)
Stock-based compensation related to issuance
of common stock in exchange for services	2,294,685	2	9,789	—	—	9,791
Issuance of common stock under employee stock
plans, net	2,506,424	3	2,463	—	—	2,466
Stock-based compensation for equity-based awards
to employees and directors	—	—	11,493	—	—	11,493
401(k) contribution	206,916	—	1,045	—	—	1,045
Balances at December 31, 2008	81,070,464	81	675,227	(506,893)	40	168,455
Net loss	—	—	—	(70,184)	—	(70,184)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	(445)	(445)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Comprehensive loss						(70,630)
Issuance of common stock in connection with public
offering, net of issuance costs of $1,916	7,250,000	7	45,926	—	—	45,933
Issuance of common stock in connection with private
offering, net of issuance costs of $18	550,000	1	3,584	—	—	3,585
Reclassification of fair value of derivatives, net	—	—	130	—	—	130
Deemed dividend in connection with amendments to
warrants to purchase common stock	—	—	190	(190)	—	—
Stock-based compensation related to issuance of common
stock and options in exchange for services	1,272,438	1	8,114	—	—	8,115
Issuance of common stock under employee stock
plans, net	2,110,418	2	5,253	—	—	5,255
Stock-based compensation for equity-based awards
to employees and directors	—	—	10,575	—	—	10,575
401(k) contribution	268,626	—	1,159	—	—	1,159
Balances at December 31, 2009	92,521,946	92	750,158	(577,267)	(406)	172,577
Net loss	—	—	—	(111,377)	—	(111,377)
Net change in unrealized gain (loss) on marketable
securities and investments in licensees	—	—	—	—	306	306
Cumulative translation adjustment	—	—	—	—	4	4
Comprehensive loss						(111,067)
Issuance of common stock in connection with public
offering, net of issuance costs of $6,300	20,000,000	20	93,680	—	—	93,700
Issuance of common stock in connection with private
offering, net of issuance costs of $44	4,181,481	4	9,952	—	—	9,956
Stock-based compensation related to issuance of common
stock and options in exchange for services	1,994,993	2	11,685	—	—	11,687
Issuance of common stock under employee stock
plans, net	3,654,057	4	547	—	—	551
Stock-based compensation for equity-based awards
to employees and directors	—	—	13,718	—	—	13,718
Distribution to TA Therapeutics, Ltd. shareholder	—	—	—	(6)	—	(6)
401(k) contribution	264,252	1	1,618	—	—	1,619
Balances at December 31, 2010	122,616,729	$123	$881,358	$(688,650)	$(96)	$192,735

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net loss	$(111,377)	$(70,184)	$(62,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	1,753	2,017
Accretion and amortization on investments, net	3,568	926	(1,153)
Loss (gain) on retirement/sale of property and equipment	75	130	(6)
Stock issuance obligation for acquired in-process research and
development	27,500	—	—
Issuance of common stock and warrants in exchange for services
by non-employees	8,673	4,866	2,068
Stock-based compensation for employees and directors	13,718	10,575	11,493
Amortization related to 401(k) contributions	647	494	405
Loss on investments in licensees	2,347	1,364	887
Unrealized gain on fair value of derivatives	(190)	(157)	(418)
Changes in assets and liabilities:
Interest and other receivables	(479)	(436)	(94)
Prepaid assets	2,866	3,019	6,394
Deposits and other assets	(45)	(99)	2
Accounts payable	1,288	(56)	(443)
Accrued compensation	5,401	4,166	2,332
Accrued liabilities	803	(265)	(1,912)
Deferred revenue	(700)	971	(240)
Advance payment from related party for research and development	—	(440)	(1,287)
Translation adjustment	4	(1)	(9)
Net cash used in operating activities	(44,292)	(43,374)	(41,985)
Cash flows from investing activities
Restricted cash transfer	(1)	25	1,624
Loan to related party	(1,500)	—	(1,500)
Investment in licensee, net	(23)	(2,009)	—
Proceeds from sale of property and equipment	2	—	15
Purchases of property and equipment	(836)	(1,435)	(2,337)
Purchases of marketable securities	(183,414)	(200,109)	(78,332)
Proceeds from maturities of marketable securities	137,320	120,524	86,000
Proceeds from sale of investment in licensees	—	1	—
Net cash (used in) provided by investing activities	(48,452)	(83,003)	5,470
Cash flows from financing activities
Repurchase of common stock	—	—	(455)
Distribution to TA Therapeutics, Ltd. shareholder	(6)	—	—
Proceeds from issuance of common stock and warrants, net of issuance costs	104,121	51,630	293
Net cash provided by (used in) financing activities	104,115	51,630	(162)
Net increase (decrease) in cash and cash equivalents	11,371	(74,747)	(36,677)
Cash and cash equivalents, at beginning of year	34,601	109,348	146,025
Cash and cash equivalents, at end of year	$45,972	$34,601	$109,348

See accompanying notes.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Geron Corporation (“we” or “Geron”) was incorporated in the State of Delaware on November 29, 1990. We are developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases. We are advancing anti-cancer therapies through multiple Phase 2 clinical trials in different cancers by targeting the enzyme telomerase and with a compound designed to penetrate the blood-brain barrier (BBB). We are developing cell therapy products from differentiated human embryonic stem cells for multiple indications, including central nervous system (CNS) disorders, heart failure, diabetes and osteoarthritis, and have initiated a Phase 1 clinical trial in spinal cord injury. These product candidates are based on our core expertise in telomerase and human embryonic stem cells and the rights we have in-licensed from third parties. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of our management to obtain additional financing as required.

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

     We evaluate whether significant transactions require consideration of the variable interest consolidation model. For those entities in which we have a variable interest, we consider whether we are the primary beneficiary. Variable interest entities (VIEs) for which we are the primary beneficiary are required to be consolidated. We currently are not the primary beneficiary of any VIEs. See Note 3 on Joint Venture and Related Party Transactions.

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

     Because we were in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,204,692, 1,260,417 and 300,011 shares for 2010, 2009 and 2008, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, municipal securities, commercial paper and corporate notes. Our investments include U.S. government-sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes with original maturities ranging from five to 24 months.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the years ended December 31, 2010, 2009 and 2008. See Note 2 on Fair Value Measurements.

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

     We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees, but are not the primary beneficiary. Under this method, we increase (decrease) the carrying value of our investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. We recognize previously suspended losses to the extent additional investment is determined to represent the funding of prior losses.

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

Fair Value of Derivatives

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the consolidated statements of operations as unrealized gain (loss) on derivatives. Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity and no further adjustments are made. See Note 2 on Fair Value Measurements.

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

Research and Development Expenses

     All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to research and development expense on the date of acquisition, if not acquired in connection with a business combination. Research and development expenses include, but are not limited to, acquired in-process research and development deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead.

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     Geron maintains various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee members of the Board of Directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period, for stock-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006 based on the grant-date fair value estimated using accounting guidance in effect at that time and following the straight-line attribution method. For additional information, see Note 8 on Stockholders’ Equity.

Stock Options and Employee Stock Purchase Plan

     We use the Black Scholes option-pricing valuation model to estimate the grant-date fair value of our stock options and employee stock plan purchases. The determination of fair value for these stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the awards and actual and projected employee exercise behaviors. We grant service-based stock options under our equity plans to employees, non-employee directors and consultants, for whom the vesting period is generally four years.

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

     The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2010	2009
	(In thousands)
Unrealized gain (loss) on available-for-sale securities and
marketable investments in licensees	$72	$(234)
Foreign currency translation adjustments	(168)	(172)
	$(96)	$(406)

     In 2010 and 2009, we did not recognize any other-than-temporary impairment charges related to our investments in licensees. In 2009, $26,000 of previously unrecognized unrealized loss was eliminated from accumulated other comprehensive income (loss). See Note 2 on Fair Value Measurements.

Income Taxes

     We maintain deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are subject to tests of recoverability. Our deferred tax assets include net operating loss carryforwards, research

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Customers and Suppliers

     The majority of our revenues was earned in the United States. One existing customer accounted for approximately 57% of our 2010 revenues and approximately 46% of our 2009 revenues. One related party customer accounted for approximately 54% of our 2008 revenues.

     We contract third-party manufacturers to produce GMP-grade drugs for preclinical and clinical studies. We also contract for raw materials to supply those manufacturers and us. Certain development and clinical activities may be delayed if we are unable to obtain sufficient quantities of raw materials or GMP-grade drugs and vaccines from our third-party sources or other third-party sources.

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

Cash Equivalents and Marketable Securities Available-for-Sale

     Where quoted prices are available in an active market, securities are categorized as Level 1. Examples of such Level 1 securities include certificates of deposit and money market funds. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such Level 2 instruments include U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities, corporate notes, asset-backed securities and commercial paper.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable securities by security type at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$21,076	$—	$—	$21,076
Municipal securities (due in less than 1 year)	18,450	—	—	18,450
Commercial paper (due in less than 1 year)	3,499	—	—	3,499
Corporate notes (due in less than 1 year)	1,856	—	(1)	1,855
	$44,881	$—	$(1)	$44,880
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Certificate of deposit (due in less than 1 year)	$325	$—	$—	$325
Government-sponsored enterprise securities (due in
less than 1 year)	11,288	—	(1)	11,287
Government-sponsored enterprise securities (due in
1 to 2 years)	27,270	9	(11)	27,268
Commercial paper (due in less than 1 year)	12,087	7	—	12,094
Corporate notes (due in less than 1 year)	116,822	127	(56)	116,893
Corporate notes (due in 1 to 2 years)	6,645	1	(3)	6,643
Investments in licensees	1	—	—	1
	$174,438	$144	$(71)	$174,511

     Marketable securities by security type at December 31, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$33,395	$—	$—	$33,395
Restricted cash:
Certificates of deposit	$791	$—	$—	$791
Marketable securities:
U.S. Treasury securities (due in less than 1 year)	$58,146	$20	$(7)	$58,159
Government-sponsored enterprise securities (due in
1 to 2 years)	14,058	—	(37)	14,021
Corporate notes (due in less than 1 year)	18,847	11	(8)	18,850
Corporate notes (due in 1 to 2 years)	40,861	—	(213)	40,648
	$131,912	$31	$(265)	$131,678

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Marketable securities with unrealized losses at December 31, 2010 and 2009 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of December 31, 2010:
Government-sponsored enterprise
securities (due in less than 1 year)	$7,287	$(1)	$—	$—	$7,287	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	15,287	(11)	—	—	15,287	(11)
Corporate notes (due in less than 1 year)	61,354	(56)	3,019	(1)	64,373	(57)
Corporate notes (due in 1 to 2 years)	4,313	(3)	—	—	4,313	(3)
	$88,241	$(71)	$3,019	$(1)	$91,260	$(72)
As of December 31, 2009:
U.S. Treasury securities (due in less
than 1 year)	$18,859	$(7)	$—	$—	$18,859	$(7)
Government-sponsored enterprise
securities (due in 1 to 2 years)	14,021	(37)	—	—	14,021	(37)
Corporate notes (due in less than 1 year)	7,524	(8)	—	—	7,524	(8)
Corporate notes (due in 1 to 2 years)	40,648	(213)	—	—	40,648	(213)
	$81,052	$(265)	$—	$—	$81,052	$(265)

     The gross unrealized losses related to U.S. Treasury securities, government-sponsored enterprise securities and corporate notes as of December 31, 2010 and 2009 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of December 31, 2010 and 2009 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

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

     We recognized charges of zero, zero and $43,000 in 2010, 2009 and 2008, respectively, related to other-than-temporary declines in the fair values of certain of our investments in licensees. As of December 31, 2010 and 2009, the carrying values of our investments in non-marketable nonpublic companies were $503,000 and $1,328,000, respectively. We recognized net realized losses of $26,000 in 2009 related to sales of investments in licensees. In connection with the sales, $26,000 of previously unrecognized unrealized loss was eliminated from accumulated other comprehensive income (loss). No sales of investments in licensees occurred in 2010 and 2008. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	December 31,
	2010	2009
Dividend yield	None	None
Expected volatility range	0.668	0.607 to 0.632
Risk-free interest rate range	2.01%	0.06% to 2.69%
Expected term range	4yrs	4 mos to 5 yrs

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

     As of December 31, 2010 and 2009, the following warrants and non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

		Number of Shares at				Fair Value at
	Exercise	December 31,		Exercisable	Expiration	December 31,
Issuance Date	Price	2010	2009	Date	Date	2010	2009
						(In thousands)
April 2005	$7.95	—	351,852	April 2005	April 2010	$—	$58
March 2005	$6.39	284,600	284,600	January 2007	March 2015	707	839
		284,600	636,452			$707	$897

     We have issued certain warrants to purchase shares of our common stock in connection with equity financings pursuant to effective shelf registration statements, and the holders of such warrants have the right to exercise them for cash and to receive registered shares upon such exercise. In connection with the issuance of these warrants, we agreed to file timely any reports required under the Securities Exchange Act of 1934, as amended, to enable the delivery of registered shares upon exercise of these warrants. There were no reclassifications from current liabilities to stockholders’ equity for warrants in 2010 and 2009.

     Non-employee options whose performance obligations are complete are classified as derivative liabilities on our consolidated balance sheet. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. Reclassifications from current liabilities to stockholders’ equity for non-employee option exercises were zero and $130,000 in 2010 and 2009, respectively.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$21,076	$—	$—	$21,076
Certificate of deposit (2)	325	—	—	325
Municipal securities (1)	—	18,450	—	18,450
Government-sponsored enterprise securities (2)(3)	—	38,555	—	38,555
Commercial paper (1)(2)	—	15,593	—	15,593
Corporate notes (1)(2)(3)	—	125,391	—	125,391
Investments in licensees (4)	1	—	—	1
Total	$21,402	$197,989	$—	$219,391

Liabilities
Derivatives (5)	$—	$—	$707	$707

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________

(1)	Included in cash and cash equivalents on our consolidated balance sheet.

(2)	Included in current marketable securities on our consolidated balance sheet.

(3)	Included in noncurrent marketable securities on our consolidated balance sheet

(4)	Included in investments in licensees on our consolidated balance sheet.

(5)	Included in fair value of derivatives on our consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2010 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2010
Change in
Unrealized Gains
		Total				Related to
		Unrealized	Purchases,			Financial
		Gains	Sales,	Transfers		Instruments
	Fair Value at	Included in	Issuances,	In and/or	Fair Value at	Held at
	December 31,	Earnings, net	Settlements,	Out of	December 31,	December 31, 2010
(In thousands)	2009	(1)	net	Level 3	2010	(1)
Derivative liabilities	$897	$(190)	$—	$—	$707	$(132)
____________________

(1)	Reported as unrealized gain on fair value of derivatives in our consolidated statements of operations.

Credit Risk

     We place our cash, restricted cash, cash equivalents and marketable securities with six financial institutions in the United States and Scotland. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Included in marketable securities as of December 31, 2010, is a certificate of deposit of $325,000 at the Bank of Scotland that matures in January 2011. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of marketable securities. Marketable securities currently consist of a certificate of deposit, investment grade U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by the Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

TA Therapeutics, Ltd.

     In March 2005, we and the Biotechnology Research Corporation (BRC), a subsidiary of Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT). TAT conducted research and was established to commercially develop products that utilize telomerase activator drugs to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under the amended agreements, we directed the preclinical and drug development activities, owned a 75% voting interest and exercised control over the company.

     In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. In connection with the winding up of TAT, all intellectual property owned by TAT will be assigned to Geron. BRC will be entitled to receive royalty payments for future sales of products covered by the intellectual property

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owned by TAT up to an amount equal to 150% of BRC’s original capital contributions to TAT. Any remaining assets, other than the intellectual property, shall be distributed so that the losses borne by the shareholders will be in proportion to the cash contributed by both parties. In November 2010, the net remaining assets of TAT were distributed to its shareholders, resulting in a payment of $6,000 to BRC and $17,000 to Geron. The full wind up of TAT is expected to be completed by March 31, 2011.

     Since obtaining control over TAT beginning June 16, 2007, we have included the results of TAT in our consolidated financial statements. Based on consideration of the relevant rights described above, we determined that BRC’s 25% equity interest in TAT was not substantive. The amended arrangement represented, in substance, a research and development arrangement between us and BRC. Therefore, the arrangement was accounted for as a research and development arrangement. As such, contributions from BRC represented its share of funding for future research and development activities that were performed principally by BRC and partly by us. Accordingly, BRC’s net contributions were recorded as an advance payment for research and development on our consolidated balance sheet. The advance payment from BRC was recognized as either a reduction of research and development expenses or revenues from collaborative agreements depending upon who performed the related research and development activity. The advance payment from BRC was recorded as a reduction of research and development expenses in our consolidated statements of operations in the period when BRC performed the underlying research activity on behalf of TAT. The advance payment from BRC was recognized as revenues from collaborative agreements in our consolidated statements of operations in the period when we performed research activity on behalf of TAT and the source of funds was not derived from our cash contributions to TAT.

     For the years ended December 31, 2010, 2009 and 2008, we recognized related party revenue of zero, zero and $79,000, respectively. We incurred related party research and development costs of $697,000, $1,755,000 and $794,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2009, the net balance of the advance payment from BRC was zero.

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

     In August 2008, Geron and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction was as follows: Exeter– 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value was applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended was carried over to the investment in ViaGen.

     In September 2008, we provided a $1,500,000 loan to ViaGen in connection with ViaGen’s acquisition of an interest in an unrelated company. The loan bore an interest rate of 6% per annum and was convertible into ViaGen equity at Geron’s option at the then current market value. Since the proceeds of the loan did not fund prior ViaGen losses and represented additional financial support to ViaGen, we applied the equity method of accounting to the basis of the loan and recognized losses for our proportionate share of ViaGen’s operating losses. The loan basis was reduced to zero as of March 31, 2009, and since we had no commitments to provide financial support or obligations to perform services or other activities for ViaGen, we suspended the equity method of accounting.

     In September 2009, we purchased $3,603,000 in equity from ViaGen and simultaneously Exeter converted its outstanding debt with ViaGen into equity. The new equity purchase did not fund prior ViaGen losses and represented additional financial support to ViaGen. Ownership of ViaGen upon consummation of the transactions was as follows: Exeter – 70%; Geron – 28%; and Smithfield Foods – 2%. Subsequent to our equity purchase, Geron received $1,593,000 from ViaGen in repayment of the 2008 loan, including accrued interest. As the source of funds to repay the loan and accrued interest was derived from our equity purchase, the equity investment in ViaGen was recorded net of the loan and

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest payment. With the new investment in 2009, we resumed applying the equity method of accounting by increasing (decreasing) the carrying value of our investment by our proportionate share of ViaGen’s earnings (losses).

     In November 2010, we provided a new loan of $1,500,000 to ViaGen to fund its operations. Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC, previously referred to as Exeter). As of December 31, 2010, ownership of ViaGen was as follows: MCC – 58%; Geron – 40%; and Smithfield Foods – 2%.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However as of December 31, 2010, we lack the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which is currently comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member giving them majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our consolidated results.

     Geron’s November 2010 loan represented additional financial support to ViaGen and funded approximately $900,000 in prior losses of the company, which has been included in losses recognized under equity method investment in our consolidated statements of operations. In addition, in connection with the equity method of accounting for the years ended December 31, 2010, 2009 and 2008, we recognized $1,447,000, $1,338,000 and $844,000, respectively, for our proportionate share of ViaGen’s operating losses. Our share of losses is also recorded in the consolidated statements of operations under losses recognized under equity method investment.

     Our maximum exposure to loss pertaining to ViaGen represents the balance sheet carrying amount of our investment in ViaGen which reflects the initial amount of cash invested less our proportionate share of losses over time. The adjusted basis of our investment in ViaGen at December 31, 2010 and 2009 was $503,000 and $1,328,000, respectively, which is reflected under investments in licensees on our consolidated balance sheet.

4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Furniture and computer equipment	$2,716	$4,298
Lab equipment	9,381	10,616
Leasehold improvements	5,901	7,497
	17,998	22,411
Less accumulated depreciation and amortization	(14,910)	(18,473)
	$3,088	$3,938

5. EQUIPMENT LINE

     In 2009, we renewed our equipment financing facility and had approximately $500,000 available for borrowing as of December 31, 2010 and 2009. This facility is secured by a certificate of deposit. Any outstanding principal balance bears a fixed interest rate equal to one and one-half percentage point above the Prime Rate. No amounts were due under this facility as of December 31, 2010 and 2009.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	December 31,
	2010	2009
	(In thousands)
Sponsored research agreements	$429	$107
Service provider obligations	712	274
Clinical trials	388	698
Other	1,115	846
	$2,644	$1,925

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

     In May 2007, as payment of the total rent due for our premises at 149 Commonwealth Drive in Menlo Park, California, for the period from May 1, 2007 through April 30, 2010, we issued 210,569 shares of our common stock to the lessor of those premises. The fair value of the common stock of $1,573,000 was recorded as a prepaid asset and was amortized to rent expense on a straight-line basis over the lease period.

     In January 2010, we extended the lease at our premises at 149 Commonwealth Drive. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of those premises in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances of $1,129,000 has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease period.

     Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock. Rent expense under operating leases was approximately $1,323,000, $1,324,000 and $1,259,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Legal Proceedings

     On December 21, 2010, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California, naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff sought to represent a class of investors who purchased our common stock between July 30, 2010 and December 6, 2010 and sought damages, attorney’s fees and other relief. The case was voluntarily dismissed, without prejudice, on February 14, 2011, which dismissal was so ordered by the Court on February 15, 2011. As is typical in this type of litigation, it is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

     On January 31, 2011, a purported shareholder derivative complaint against the members of our board of directors and one of our executive officers was filed in the Superior Court of California for the County of San Mateo. The Company is named as a nominal defendant. The complaint, which is based on the same factual background as the dismissed class action, generally alleges that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material information regarding the Company’s financial condition, and seeks unspecified monetary damages and other relief. The action was removed to the U.S. District Court for the Northern District of California. Another similar derivative action was filed on February 14, 2011 in the Superior Court of California for the County of San Mateo.

     While a derivative action is purportedly brought on behalf of the company, such litigation and any other related lawsuits are subject to inherent uncertainties, and the actual cost incurred by the Company will depend upon many unknown factors. Due to the early nature of the complaints, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

Indemnifications to Officers and Directors

     Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Geron. In addition, we have entered into separate indemnification agreements with each of our directors which provide for indemnification of these directors under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in our bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value of these obligations was zero on our consolidated balance sheets as of December 31, 2010 and 2009.

8. STOCKHOLDERS’ EQUITY

Warrants

     As of December 31, 2010, the following warrants to purchase our common stock were outstanding and classified as equity:

Issuance Date	Exercise Price	Number of Shares	Exercisable Date	Expiration Date
September 2009	$9.00	150,000	September 2009	September 2014
October 2007	$7.42	25,000	October 2007	October 2012
September 2007	$7.19	100,000	September 2007	September 2012
April 2005	$3.75	470,000	April 2005	April 2015
November 2004	$6.80	860,656	May 2005	November 2011
September 2001	$9.07	5,000	September 2001	September 2011
August 2001	$14.60	100,000	August 2001	August 2011
March 2000	$17.50	200,000	March 2000	March 2012
March 2000	$12.50	100,000	March 2000	March 2012
		2,010,656

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

     On January 14, 2010, we exchanged outstanding warrants to purchase 5,559,426 shares of common stock held by certain institutional investors for 2,700,000 shares of common stock. In connection with the warrant exchange, we sold an additional 1,481,481 shares of common stock to the investors at a premium to the market price and issued warrants to the investors to purchase an additional 740,741 shares of common stock for net proceeds of $9,956,000. The warrants were immediately exercisable at a price of $6.75 per share of common stock, and expired on October 31, 2010. A number of shares of common stock equal to those issued in exchange for the outstanding warrants cannot be sold during the 12 month period from the date of issuance unless the sales are at prices in excess of $9.11 per share.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2002 Equity Incentive Plan

     In May 2002, our stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan) to replace the 1992 Plan. Our Board of Directors administers the 2002 Plan. The 2002 Plan provides for grants to employees of us or of our subsidiary (including officers and employee directors) of either incentive stock or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors) of us or of our subsidiary. As of December 31, 2010, we had reserved 24,579,603 shares of common stock for issuance under the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. For incentive stock options, the exercise price shall be equal to 100% of the fair market value of the underlying common stock on the date of grant. Exercise prices for all other stock options are determined by the administrator. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

     We grant service-based stock options under our 2002 Plan that generally vest over a period of four years from the date of the option grant, with a portion vesting after six months and the remainder vesting ratably over the remaining period. Stock purchase rights (restricted stock awards and restricted stock units) have variable vesting schedules and purchase prices as determined by our Board of Directors on the date of grant.

     Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. In 2010 and 2009, we did not repurchase any shares under the 2002 Plan. As of December 31, 2010, no shares outstanding were subject to repurchase.

1996 Directors’ Stock Option Plan

     The 1996 Directors’ Stock Option Plan (1996 Directors Plan) expired in July 2006 and no further option grants can be made from the 1996 Directors Plan. The options granted under the 1996 Directors Plan were nonstatutory stock options and expired no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. Options to purchase shares of common stock generally were 100% vested upon grant, except for options granted upon first appointment to the Board of Directors (First Option). The First Option vested annually over three years upon each anniversary date of appointment to the Board. The options issued pursuant to the 1996 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on our Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period.

2006 Directors’ Stock Option Plan

     In May 2006, our stockholders approved the adoption of the 2006 Directors’ Stock Option Plan (2006 Directors Plan) to replace the 1996 Directors Plan. As of December 31, 2010, we had reserved an aggregate of 2,500,000 shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan provides for the automatic grant of the following types of equity awards.

     First Option. Each person who becomes a non-employee director, whether by election by the stockholders of the Company or by appointment by the Board of Directors to fill a vacancy, will automatically be granted an option to purchase 45,000 shares of common stock on the date such person first becomes a non-employee director (the First Option).

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The 2006 Directors Plan provides that each First Option vests annually over three years upon each anniversary date of appointment to the Board. Each Subsequent Option, Committee Chair Service Option, First Committee Service Option and Subsequent Committee Service Option is fully vested on the date of its grant. Each Subsequent Stock Award, Committee Chair Service Stock Award and Subsequent Committee Service Stock Award vests annually in four equal installments over four years commencing on the date of grant and no payment shall be required from the non-employee director in order to receive the award. Options under the 2006 Directors Plan remain exercisable for up to 90 days following the optionee’s termination of service as our director, unless such termination is a result of death or permanent and total disability, in which case the options (both those already exercisable and those that would have become exercisable had the director remained on our Board of Directors for an additional 36 months) remain exercisable for up to a 24 month period or unless there is a death of an optionee within 3 months following his or her termination of service, in which case the options will remain exercisable for an additional six month period from the date of death. Upon termination of service as our director, any unvested options and restricted stock awards shall return to the 2006 Directors Plan, unless such termination is a result of death or permanent and total disability, in which case any unvested options and restricted stock awards shall immediately vest.

     The exercise price of all options granted under the 2006 Directors Plan is equal to 100% of the fair market value of the underlying common stock on the date of grant. Options granted under the 2006 Directors Plan have a term of ten years.

     Aggregate option and award activity for the 1992 Plan, 2002 Plan, 1996 Directors Plan and 2006 Directors Plan is as follows:

		Outstanding Options
				Weighted Average	Aggregate
	Shares		Weighted Average	Remaining	Intrinsic
	Available	Number of	Exercise Price	Contractual Life	Value
	For Grant	Shares	Per Share	(In years)	(In thousands)
Balance at December 31, 2009	3,467,437	11,761,395	$6.93		$4,553
Additional shares authorized	7,000,000	—	$—
Options granted	(1,786,104)	1,786,104	$5.29
Awards granted	(3,862,873)	—	$—
Options exercised	—	(65,347)	$4.14
Options canceled/forfeited	600,504	(600,504)	$7.76
Awards canceled/repurchased	183,792	—	$—
1992 Plan and 1996 Directors
Plan options expired	(32,250)	—	$29.21
Balance at December 31, 2010	5,570,506	12,881,648	$6.68	5.71	$3,298
Options exercisable at December 31, 2010		9,706,299	$6.99	4.78	$2,792
Options fully vested and expected
to vest at December 31, 2010		12,665,388	$6.70	5.65	$3,279

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $5.19 per share as of December 31, 2010, which would have been received by the option holders had all the option holders exercised their options as of that date.

     There were no options granted with an exercise price below fair market value of our common stock on the date of grant in 2010, 2009 or 2008. There were no options granted with an exercise price greater than fair market value in 2010, 2009 or 2008. As of December 31, 2010, 2009 and 2008, there were 9,706,299, 8,003,110 and 7,483,714 exercisable options outstanding at weighted average exercise prices per share of $6.99, $7.33 and $8.05, respectively.

     The total pretax intrinsic value of stock options exercised during 2010, 2009 and 2008 was $110,000, $747,000 and zero, respectively. Cash received from the exercise of options in 2010, 2009 and 2008 totaled approximately $268,000, $1,793,000 and $1,000, respectively. No income tax benefit was realized from stock options exercised in 2010 since we reported an operating loss.

     Information about stock options outstanding as of December 31, 2010 is as follows:

			Options Outstanding
					Weighted Average
				Weighted Average	Remaining
			Number of	Exercise Price	Contractual Life
Exercise Price Range			Shares	Per Share	(In years)
$1.83	–	$5.08	3,141,725	$4.14	5.24
$5.18	–	$6.40	3,150,485	$5.79	7.05
$6.52	–	$7.20	3,406,886	$6.59	7.22
$7.21	–	$18.63	3,182,552	$10.16	3.22
$1.83	–	$18.63	12,881,648	$6.68	5.71

     Aggregate restricted stock activity for the 2002 Plan and 2006 Directors Plan is as follows:

		Weighted Average	Weighted Average
		Grant Date	Remaining
	Number of	Fair Value	Contractual Term
	Shares	Per Share	(In years)
Non-vested restricted stock at December 31, 2009	1,672,584	$6.20	3.32
Granted	3,862,873	$4.44
Vested	(640,950)	$6.15
Canceled/forfeited	(183,792)	$5.30
Non-vested restricted stock at December 31, 2010	4,710,715	$4.79	2.26

     The total fair value of restricted stock that vested during 2010, 2009 and 2008 was $3,408,000, $8,633,000 and $6,184,000, respectively.

Employee Stock Purchase Plan

     In July 1996, we adopted the 1996 Employee Stock Purchase Plan (Purchase Plan) and as of December 31, 2010, we had reserved an aggregate of 1,200,000 shares of common stock for issuance under the Purchase Plan. Approximately 619,000 and 572,000 shares have been issued under the Purchase Plan as of December 31, 2010 and 2009, respectively. As of December 31, 2010, 580,886 shares were available for issuance under the Purchase Plan.

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In July 2010, our Board of Directors awarded to our employees and directors a total of 1,800,000 restricted stock awards with vesting schedules based on achievement of certain strategic goals (PSA) and a total of 1,200,000 restricted stock awards with vesting schedules based on achievement of certain market price thresholds of our common stock (MSA) over a three-year performance period. These restricted stock awards are included in the restricted stock activity table above. Recognition of compensation expense for PSAs will commence only once the performance condition is probable of being achieved. We have not recognized any stock-based compensation expense for PSAs in our consolidated statements of operations for the year ended December 31, 2010 since we did not believe that the achievement of the performance criteria was probable during that time. Compensation expense for MSAs is recognized over the derived service period for the awards using the straight-line method, but is accelerated if the market condition is achieved earlier than estimated. The market price thresholds for the MSAs were not achieved during the year ended December 31, 2010.

     The following table summarizes the stock-based compensation expense related to share-based payment awards for the years ended December 31, 2010, 2009 and 2008 which was allocated as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Research and development	$6,625	$5,339	$5,492
General and administrative	7,093	5,236	6,001
Stock-based compensation expense included in operating expenses	$13,718	$10,575	$11,493

     In May 2010, the vesting of certain outstanding restricted stock awards and the exercise periods of certain outstanding stock options were modified in connection with the retirement of a board member. Stock-based compensation expense of approximately $494,000 has been included in general and administrative expense for the modifications and is reflected within the above table.

     The fair value of options granted in 2010, 2009 and 2008 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility range	0.625 to 0.635	0.630 to 0.633	0.527 to 0.596
Risk-free interest rate range	1.11% to 2.65%	1.54% to 2.52%	2.08% to 3.57%
Expected term	5 yrs	5 yrs	5 yrs

     The fair value of employee stock purchases in 2010, 2009 and 2008 under the Purchase Plan has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility range	0.468 to 0.995	0.536 to 1.016	0.458 to 0.593
Risk-free interest rate range	0.18% to 0.54%	0.28% to 2.38%	2.13% to 4.97%
Expected term range	6 mos to 12 mos	6 mos to 12 mos	6 mos to 12 mos

     Dividend yield is based on historical cash dividend payments, which have been none to date. Expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

     Based on the Black Scholes option-pricing model, the weighted average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2.87, $3.55 and $2.06 per share, respectively. The weighted average estimated fair value of purchase rights under our Purchase Plan for the years ended December 31, 2010, 2009 and 2008 was $1.92, $3.17 and $1.40 per share, respectively. As of December 31, 2010, total compensation cost related to unvested stock awards not yet recognized, net of estimated forfeitures and assuming no probability of achievement for outstanding PSAs, was $16,195,000, which is expected to be recognized over the next 29 months on a weighted-average basis.

Stock-Based Compensation to Service Providers

     We grant options, restricted stock and warrants to purchase common stock to consultants from time to time in exchange for services performed for us. In general, the options and restricted stock vest over the contractual period of the consulting arrangement and warrants are fully vested on the grant date. No options or warrants were granted to consultants in 2010, 2009 or 2008. In September 2009, our Chief Scientific Officer for Telomerase Technologies retired and became an advisor to us. In connection with his advisory function, the options and restricted stock awards previously granted to him as an employee continue to vest under the same schedule as he provides services for us, and such awards are accounted for as consultant awards. The fair value of options, restricted stock awards and warrants granted to consultants is being amortized to expense over the vesting term of the respective equity award. In addition, we will record any additional increase in the fair value of the options, restricted stock awards or warrants as the respective equity award vests. We recorded stock-based compensation expense of $463,000, $190,000 and zero for the vested portion of the fair value of options, restricted stock awards and warrants to consultants in 2010, 2009 and 2008, respectively.

     We also grant common stock to consultants, vendors and research institutions in exchange for services either performed or to be performed for us. In 2010, 2009 and 2008, we issued 1,994,993, 1,272,438 and 2,294,685 shares of common stock, respectively, in exchange for goods or services. For these stock grants, we record a prepaid asset equal to the fair market value of the granted shares on the date of grant and amortize to expense on a pro-rata basis as services are performed or goods are received. In 2010, 2009 and 2008, we recognized approximately $11,235,000, $7,082,000 and $8,723,000, respectively, of expense in connection with stock grants to consultants, vendors and research institutions. As of December 31, 2010, $3,334,000 related to vendor stock grants remained as a prepaid asset which is being amortized to research and development expense on a pro-rata basis as services are incurred or goods are received. Also, we have prepaid our rental obligation for our facilities with common stock and as of December 31, 2010, have a prepaid balance of $2,058,000 which is being amortized to rent expense on a straight-line basis over the term of the leases until July 31, 2012.

Common Stock Reserved for Future Issuance

     Common stock reserved for future issuance as of December 31, 2010 is as follows:

Outstanding stock options	12,881,648
Options and awards available for grant	5,570,506
Employee stock purchase plan	580,886
Warrants outstanding	2,010,656
Total	21,043,696

Share Purchase Rights Plan

     On July 20, 2001, our Board of Directors adopted a share purchase rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of July 31, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock for $100 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock, par value $0.001 per share, or of any company into which we are merged having a value of $200. The rights expire on July 31, 2011 unless extended by our Board of Directors. As of December 31, 2010, no rights were exercisable into any shares of common stock.

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

     In December 2010, 2009 and 2008, our Board of Directors approved a matching contribution equal to 100% of each employee’s 2010, 2009 and 2008 contributions, respectively. The matching contributions are invested in our common stock and vest ratably over four years for each year of service completed by the employee, commencing from the date of hire, until it is fully vested when the employee has completed four years of service. We provided the matching contribution in the month following Board approval.

     For the vested portion of the 2010 match under this plan, we recorded $1,051,000 as research and development expense and $243,000 as general and administrative expense. For the vested portion of the 2009 match under this plan, we recorded $790,000 as research and development expense and $182,000 as general and administrative expense. For the vested portion of the 2008 match under this plan, we recorded $631,000 as research and development expense and $134,000 as general and administrative expense. As of December 31, 2010, approximately $543,000 remained unvested for the 2009, 2008 and 2007 matches which will be amortized as the corresponding years of service are completed by the employees.

Public Offering

     On December 10, 2010, we completed an underwritten public offering of 20,000,000 shares of our common stock at a public offering price of $5.00 per share, resulting in net cash proceeds of approximately $93,700,000 after deducting underwriting discounts and commissions and offering expenses.

9. LICENSE AGREEMENTS

GE Healthcare UK Limited

     In June 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK, Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, GEHC has been granted an exclusive license under Geron’s intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under Geron’s rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We have established a multi-year alliance program with GEHC under which scientists from both companies will work to develop hESC-based products for drug discovery. The first product developed under the alliance, human cardiomyocytes derived from hESCs, was launched in October 2010 by GEHC.

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

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for Geron’s efforts under the alliance program is being recognized as revenue as costs are incurred, which approximates our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. In connection with the GEHC agreement for the years ended December 31, 2010 and 2009, we

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized $925,000 and $450,000, respectively, as revenues from collaborative agreements and $1,100,000 and $350,000, respectively, as license fee revenue in our consolidated statements of operations. License fee revenue in 2010 also includes a milestone payment in connection with the first commercial sale of a product under the GEHC agreement.

Angiochem, Inc.

     On December 6, 2010, we entered into an Exclusive License Agreement with Angiochem, Inc. (Angiochem) that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain.

     As consideration for the license rights, we paid Angiochem an upfront payment of $7,500,000 in cash and agreed to issue to Angiochem $27,500,000 of shares of Geron common stock on or about January 5, 2011. As of December 31, 2010, we had an obligation to issue stock to Angiochem for $27,500,000 on our consolidated balance sheets. The number of shares of common stock we actually issued to Angiochem was based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. On January 5, 2011, we issued to Angiochem 5,261,144 shares. See Note 14 on Subsequent Events.

     We acquired the license rights for Angiochem’s proprietary receptor-targeting peptide technology for the clinical development of ANG1005 (now GRN1005), a novel taxane derivative for which Angiochem has performed two Phase 1 clinical studies in brain metastases and glioblastma multiforme. We plan to further develop GRN1005 in Phase 2 clinical studies for these indications. Further clinical and process development of GRN1005 is required before any viable commercial application can be identified or utilized. We have concluded that this technology has no alternative future use, and accordingly, expensed the total upfront payment of $35,000,000 as acquired in-process research and development at the time of acquisition.

     We and Angiochem also entered into a Collaboration and Option Agreement to research and develop any existing or future peptides that facilitate transfer across the BBB conjugated to one or more telomerase inhibitors (Options Products Workplan). Geron will be responsible for all costs incurred by Geron and Angiochem relating to the Option Products Workplan, including the funding of Angiochem scientists working on the Option Products Workplan. Geron and Angiochem will form a Joint Research Committee, with representatives from each company and led by Geron, to oversee the Option Products Workplan which is expected to commence in 2011.

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2010	2009
	(In thousands)
Net operating loss carryforwards	$202,900	$179,800
Purchased technology	24,100	11,400
Research credits	24,800	21,900
Capitalized research and development	17,100	15,600
License fees	1,600	1,900
Other — net	11,700	8,800
Total deferred tax assets	282,200	239,400
Valuation allowance for deferred tax assets	(282,200)	(239,400)
Net deferred tax assets	$—	$—

     We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $42,800,000, $18,900,000 and $21,000,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Approximately $5,500,000 of the valuation allowance for

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

     As of December 31, 2010, we had domestic federal net operating loss carryforwards of approximately $528,000,000 expiring at various dates beginning in 2011 through 2030, and state net operating loss carryforwards of approximately $229,500,000 expiring at various dates beginning in 2012 through 2030, if not utilized. Our foreign net operating loss carryforwards of approximately $42,200,000 carry forward indefinitely. We also had federal research and development tax credit carryforwards of approximately $15,800,000 expiring at various dates beginning in 2011 through 2030, if not utilized. Our state research and development tax credit carryforwards of approximately $13,600,000 carry forward indefinitely.

     Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

     We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2011. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, primarily Scotland and Hong Kong, the 2004 through 2010 tax years generally remain subject to examination by their respective tax authorities.

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

12. CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental operating activities:
Cash in transit	$2	$—	$—
Issuance of common stock and warrants to purchase common stock
for services rendered to date or to be received in future periods	$3,098	$3,350	$7,854
Unrealized gain (loss) on investments in licensees	$—	$27	$(11)
Reclassification between derivative liabilities and equity, net	$—	$130	$—
Issuance of common stock for 401(k) contributions and year-end
bonuses	$972	$3,707	$3,137
Reclassification of deposits to other current assets	$131	$496	$—
Supplemental investing activities:
Net unrealized gain (loss) on available-for-sale securities	$306	$(472)	$27
Supplemental financing activities:
Deemed dividend on derivatives	$—	$190	$—

     There was no interest or tax expense for the years ended December 31, 2010, 2009 and 2008.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2010
Revenues	$918	$1,001	$546	$1,098
Operating expenses (1)	17,395	17,877	18,749	60,709
Net loss applicable to common stockholders	(16,640)	(17,031)	(18,344)	(59,362)
Basic and diluted net loss per share applicable to
common stockholders	$(0.18)	$(0.18)	$(0.19)	$(0.59)

Year Ended December 31, 2009
Revenues	$444	$183	$494	$605
Operating expenses	17,149	18,940	16,894	18,977
Net loss	(16,811)	(19,758)	(15,224)	(18,391)
Deemed dividend on derivatives	—	(190)	—	—
Net loss applicable to common stockholders	(16,811)	(19,948)	(15,224)	(18,391)
Basic and diluted net loss per share applicable to
common stockholders	$(0.20)	$(0.23)	$(0.17)	$(0.20)
____________________

(1)	The fourth quarter of 2010 includes $35,000,000 in acquired in-process research and development expense in connection with the exclusive license agreement with Angiochem. See Note 9 on License Agreements.

     Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

14. SUBSEQUENT EVENTS

Angiochem Stock Issuance

     In connection with the license rights acquired from Angiochem, we issued 5,261,144 shares of common stock on January 5, 2011 to Angiochem as payment of our obligation to issue $27,500,000 of shares of our common stock. In accordance with the Exclusive License Agreement, the number of shares issued to Angiochem was based on the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. Consistent with our practice for stock grants to consultants and vendors in exchange for services either performed or to be performed, we recorded $28,095,000 for the fair market value of the Angiochem stock issuance on the date of grant. As a result, we will record additional non-cash acquired in-process research and development expense of $595,000 for the difference between the five-day volume weighted average closing price of our common stock immediately preceding the issuance date and the closing price of our common stock on January 5, 2011.

Employee Stock Awards

     In January 2011, we awarded 537,679 shares of our common stock to employees in lieu of cash for 2010 performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2010 on our consolidated balance sheet.

Change in Leadership Structure

     On February 9, 2011, we announced the implementation of a new leadership structure reflecting Geron’s progression into mid-stage clinical development of multiple therapeutic product candidates. Effective as of February 8, 2011, Geron appointed (i) David L. Greenwood as President, Interim Chief Executive Officer and a member of the Board of Directors (the Board), (ii) Hoyoung Huh, M.D., Ph.D., as Executive Chairman of the Board and (iii) Alexander E. Barkas, Ph.D., as Lead Independent Director of the Board. In conjunction with the implementation of the new leadership structure, Thomas B. Okarma, Ph.D., M.D., left as our President and Chief Executive Officer and as a member of the Board, effective February 8, 2011.

     On February 11, 2011, we and Dr. Okarma entered into a Transition and Separation Agreement (the Agreement), effective as of February 19, 2011, that provides for, among other things, a lump sum cash severance payment of $802,500 and 12 months of continued health care coverage under the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, which he is entitled to receive in connection with his termination of employment under his 2003 employment agreement, and the full acceleration of vesting and exercisability of previously unvested stock options to purchase up to 264,169 shares of our common stock. In addition, the exercise period of all stock options held by Dr. Okarma was extended to the earlier of February 8, 2014 and the original expiration date of

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such stock option. In addition, pursuant to the Agreement, Dr. Okarma has agreed to serve as a non-exclusive independent consultant to Geron until July 9, 2013 and will receive for such services an aggregate of $401,250 in consulting fees, payable in quarterly installments, and a lump sum cash payment of $72,000 that is intended to compensate Dr. Okarma for expenses incurred by him in connection with office space and administrative support during the consulting period. Dr. Okarma is also entitled to continued vesting of 170,000 shares of unvested restricted stock awards such that the shares will become vested in full on August 8, 2011 if Dr. Okarma continues to serve as our consultant through such time, and 337,500 shares of performance-based restricted stock will remain eligible for vesting based on Dr. Okarma’s continued service as a consultant and in accordance with the original terms of the award if the respective performance conditions are achieved by July 9, 2013. We are also obligated to pay Dr. Okarma $24,000, which is intended to compensate him for healthcare benefits not covered by Medicare and up to $12,500 for the reimbursement of legal fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our interim chief executive officer (CEO) and our chief accounting officer (CAO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2010 and as of the date of this filing.

     There have been no significant changes in Geron’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2010.

(II) Management’s Report on Internal Control over Financial Reporting

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CAO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

     Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

DAVID L. GREENWOOD	OLIVIA K. BLOOM
President, Interim Chief Executive Officer	Vice President and
and Chief Financial Officer	Chief Accounting Officer

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Geron Corporation

     We have audited Geron Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geron Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geron Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Geron Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 25, 2011

ITEM 9B. OTHER INFORMATION

     In July 2005, we entered into a worldwide exclusive research, development and commercialization license agreement with Merck & Co., Inc. for cancer vaccines targeting telomerase by methods other than dendritic cell delivery. In 2008, Merck initiated a Phase 1 clinical trial of V934/V935, a non-dendritic cell-based cancer vaccine candidate targeting telomerase to assess the safety, tolerability and immunogenicity of the vaccine candidate in patients with solid tumors, including NSCLC and prostate carcinoma. On February 23, 2011, Merck notified us that it would not continue further development of V934/V935 beyond completion of the Phase 1 trial, and provided a 90-day notice of termination of the license agreement, which termination is to be effective after the last patient visit in the trial. All rights granted to Merck under the license will revert to Geron upon termination. Merck’s decision to end their program is the result of Merck’s ongoing portfolio prioritization and not a result of data generated in the clinical trial.

PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders expected to be held in May 2011 (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

     The information required by this Item concerning our directors is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections captioned “Certain Transactions,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Report” contained in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated by reference from the sections captioned “Proposal 1: Election of Directors,” “Certain Transactions” and “Executive Compensation Tables” contained in the Proxy Statement.

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

GERON CORPORATION

Date: February 25, 2011	By:	/s/ DAVID L. GREENWOOD
DAVID L. GREENWOOD
President, Interim Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, David L. Greenwood and Olivia K. Bloom, and each one of them, attorneys-in-fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID L. GREENWOOD	President, Interim Chief Executive Officer,	February 25, 2011
DAVID L. GREENWOOD	Chief Financial Officer and Director
(Principal Executive and Financial Officer)

/s/ OLIVIA K. BLOOM	Vice President and Chief Accounting Officer	February 25, 2011
OLIVIA K. BLOOM	(Principal Accounting Officer)

/s/ ALEXANDER E. BARKAS	Director	February 25, 2011
ALEXANDER E. BARKAS

/s/ KARIN EASTHAM	Director	February 25, 2011
KARIN EASTHAM

/s/ EDWARD V. FRITZKY	Director	February 25, 2011
EDWARD V. FRITZKY

/s/ THOMAS HOFSTAETTER	Director	February 25, 2011
THOMAS HOFSTAETTER

/s/ CHARLES J. HOMCY	Director	February 25, 2011
CHARLES J. HOMCY

/s/ HOYOUNG HUH	Director	February 25, 2011
HOYOUNG HUH

/s/ THOMAS D. KILEY	Director	February 25, 2011
THOMAS D. KILEY

/s/ ROBERT J. SPIEGEL	Director	February 25, 2011
ROBERT J. SPIEGEL

EXHIBIT INDEX

Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	3.1	S-1	June 12, 1996
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	3.1	10-Q	July 31, 2006
3.3	Bylaws of Registrant	3.1	8-K	March 19, 2010
4.1	Form of Common Stock Certificate	4.1	S-1	June 12, 1996
4.2	Rights Agreement, dated as of July 20, 2001, by and between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes the form of Certification of Designations of the Series A Junior Participating Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	4.1	8-K	July 23, 2001
4.3	Form of Senior Indenture, between the Registrant and one or more trustees to be named	4.5	S-3	July 9, 2009
4.4	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named	4.6	S-3	July 9, 2009
4.5	Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to private investor, Eve M. Patton, dated April 13, 2009	4.1	10-Q	July 31, 2009
4.6	Amended and Restated Warrant to purchase 200,000 shares of common stock issued by the Registrant to private investor, Eve M. Patton, dated April 13, 2009	4.2	10-Q	July 31, 2009
4.7	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 27, 2001	4.3	S-3	September 27, 2001
4.9	Form of A Warrant, Amended and Restated issued by the Registrant to certain Purchasers, dated December 21, 2007	4.12	10-K	February 28, 2008
4.10	Form of Common Stock Purchase Warrant issued by the Registrant to certain Purchasers, dated September 9, 2009	4.2	8-K	September 10, 2009
4.11	Form of Lock-Up Agreement issued by the Registrant to certain Investors, dated September 9, 2009	4.3	8-K	September 10, 2009
4.12	Form of 2010 Warrant issued by the Registrant to Certain Purchasers, dated January 15, 2010	4.1	8-K	January 15, 2010
10.1	Form of Indemnification Agreement	10.1	S-1	June 12, 1996
10.2	1992 Stock Option Plan, as amended *	Appendix A	Def 14A	April 9, 2001
10.3	Amended and Restated 1996 Employee Stock Purchase Plan *	10.2	10-Q	July 31, 2009
10.4	1996 Directors’ Stock Option Plan, as amended *	Appendix B	Def 14A	April 15, 2003
10.5	Amended and Restated 2002 Equity Incentive Plan *	4.1	S-8	June 4, 2010
10.6	Amended and Restated 2006 Directors’ Stock Option Plan *	10.1	10-Q	July 31, 2009
10.7†	Patent License Agreement between the Registrant and University of Texas Southwestern Medical Center at Dallas, dated September 8, 1992	10.7	S-1	June 12, 1996

Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
10.8†	Intellectual Property License Agreement between the Registrant and University Technology Corporation, dated December 9, 1996	10.30	10-Q	May 13, 1997
10.9†	Exclusive License Agreement between the Registrant and the Regents of the University of California, dated February 2, 1994	10.9	S-1	June 12, 1996
10.10†	License Agreement between the Registrant and The Johns Hopkins University, dated August 1, 1997	10.35	10-Q	November 14, 1997
10.11†	License Agreement among the Registrant, Roslin Bio-Med Ltd. and the Roslin Institute, dated May 3, 1999	10.43	8-K	May 18, 1999
10.12†	First Amendment to Intellectual Property License Agreement by the Registrant and University Technology Corporation, dated July 23, 2001	4.1	S-3	September 27, 2001
10.13†	License Agreement between the Registrant and Wisconsin Alumni Research Foundation, dated as of January 8, 2002	10.1	8-K	January 18, 2002
10.14†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003	10.1	10-Q	July 30, 2003
10.15†	License Agreement by and between the Registrant and Merix Bioscience, Inc., dated as of March 6, 2004	10.4	10-Q	July 30, 2004
10.16†	Research, Development and Commercialization License Agreement between the Registrant and Merck & Co., Inc., dated July 15, 2005	10.1	10-Q	August 5, 2005
10.17	Restructuring Agreement between Biotechnology Research Corporation and Registrant, dated June 15, 2007	10.1	10-Q	July 31, 2007
10.18	Amended and Restated Joint Venture Agreement among Biotechnology Research Corporation, the Registrant and TA Therapeutics, Ltd., dated June 15, 2007	10.2	10-Q	July 31, 2007
10.19	Contribution Agreement between the Registrant and ViaGen, Inc., dated August 8, 2008	10.1	8-K	August 12, 2008
10.20†	Exclusive License and Alliance Agreement between the Registrant and GE Healthcare UK Limited, dated June 29, 2009	10.1	8-K	July 2, 2009
10.21	Series A Preferred Stock Purchase Agreement between ViaGen, Inc. and the Registrant, dated September 16, 2009	10.1	10-Q	October 30, 2009
10.22†	Exclusive License Agreement between the Registrant and Angiochem, Inc., dated December 6, 2010
10.23	Stock Purchase Agreement between the Registrant and Angiochem, Inc., dated January 5, 2011	10.1	8-K	January 7, 2011
10.24	Employment agreement between the Registrant and Thomas Okarma, dated January 21, 2003 *	10.1	10-Q	April 30, 2003
10.25	Employment agreement between the Registrant and David Greenwood, dated January 21, 2003 *	10.2	10-Q	April 30, 2003
10.26	Employment agreement between the Registrant and David Earp, dated January 21, 2003 *	10.3	10-Q	April 30, 2003
10.27	Employment agreement between the Registrant and Melissa Kelly, dated January 21, 2003 *	10.5	10-Q	April 30, 2003

Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
10.28	Employment agreement between the Registrant and Jane Lebkowski, dated January 21, 2003 *	10.6	10-Q	April 30, 2003
10.29	Amendment to employment agreement between the Registrant and Thomas Okarma, dated December 19, 2008 *	10.21	10-K	February 27, 2009
10.30	Amendment to employment agreement between the Registrant and David Greenwood, dated December 19, 2008 *	10.22	10-K	February 27, 2009
10.31	Amendment to employment agreement between the Registrant and David Earp, dated December 19, 2008 *	10.23	10-K	February 27, 2009
10.32	Amendment to employment agreement between the Registrant and Melissa Kelly Behrs, dated December 19, 2008 *	10.25	10-K	February 27, 2009
10.33	Amendment to employment agreement between the Registrant and Jane Lebkowski, dated December 19, 2008 *	10.26	10-K	February 27, 2009
10.34	Offer letter agreement between the Registrant and Stephen Kelsey, dated April 8, 2009 *	10.3	10-Q	July 31, 2009
10.35	Transition and Separation Agreement between the Registrant and Thomas B. Okarma, dated February 11, 2011 *
10.36	Amended and Restated Severance Plan, effective December 19, 2008 *	10.27	10-K	February 27, 2009
10.37	Fifth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008	10.1	10-Q	April 30, 2008
10.38	Second Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008	10.2	10-Q	April 30, 2008
14.1	Code of Conduct	14.1	10-K	February 27, 2004
21.1	List of Subsidiaries	21.1	10-K	February 28, 2008
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2011
32.1	Certification of Interim Chief Executive Officer and Chief Financial pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2011 **
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement.

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Geron Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.