Form 10-Q
period 2011-03-31
GERON CORP
filed 2011-04-29
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-20859
____________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 25, 2011:
Common Stock, $0.001 par value	128,991,425 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$35,412	$45,972
Restricted cash	792	792
Current portion of marketable securities	127,915	140,599
Interest and other receivables	1,676	1,799
Current portion of prepaid assets	4,408	5,855
Total current assets	170,203	195,017
Noncurrent portion of marketable securities	43,186	33,911
Noncurrent portion of prepaid assets	438	854
Investments in licensees	169	504
Property and equipment, net	2,794	3,088
Deposits and other assets	230	210
	$217,020	$233,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,343	$3,462
Accrued compensation	1,641	6,186
Accrued liabilities	3,536	2,644
Stock issuance obligation	—	27,500
Deferred revenue	175	350
Fair value of derivatives	668	707
Total current liabilities	9,363	40,849
Commitments and contingencies
Stockholders’ equity:
Common stock	129	123
Additional paid-in capital	920,706	881,358
Accumulated deficit	(713,039)	(688,650)
Accumulated other comprehensive loss	(139)	(96)
Total stockholders’ equity	207,657	192,735
	$217,020	$233,584

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenues from collaborative agreements	$150	$225
License fees and royalties	1,355	693
Total revenues	1,505	918

Operating expenses:
Research and development (including amounts
for related parties: 2011-none, 2010-$327)	16,755	13,545
General and administrative	9,106	3,850
Total operating expenses	25,861	17,395
Loss from operations	(24,356)	(16,477)
Unrealized gain on fair value of derivatives	39	58
Interest and other income	296	202
Losses recognized under equity method investment	(335)	(396)
Interest and other expense	(33)	(27)
Net loss	$(24,389)	$(16,640)

Basic and diluted net loss per share	$(0.20)	$(0.18)

Shares used in computing basic and diluted net loss per share	123,098,728	95,012,100

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(24,389)	$(16,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	397
Accretion and amortization on investments, net	1,226	909
Issuance of common stock for acquired in-process research and development	594	—
Issuance of common stock in exchange for services by non-employees	270	865
Stock-based compensation for employees and directors	6,319	3,069
Amortization related to 401(k) contributions	235	193
Loss on investments in licensees	335	396
Unrealized gain on fair value of derivatives	(39)	(58)
Changes in assets and liabilities:
Other current and noncurrent assets	2,157	1,299
Other current and noncurrent liabilities	154	208
Translation adjustment	12	(3)
Net cash used in operating activities	(12,708)	(9,365)

Cash flows from investing activities:
Purchases of property and equipment	(124)	(393)
Purchases of marketable securities	(51,395)	(32,935)
Proceeds from maturities of marketable securities	53,523	34,000
Net cash provided by investing activities	2,004	672

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	144	9,992
Net cash provided by financing activities	144	9,992
Net (decrease) increase in cash and cash equivalents	(10,560)	1,299
Cash and cash equivalents at the beginning of the period	45,972	34,601
Cash and cash equivalents at the end of the period	$35,412	$35,900

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2011 and condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT is U.S. dollars. See Note 3 on Joint Venture and Related Party Transactions for the current status of TAT.

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

     Because we were in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,104,371 and 1,248,855 shares for 2011 and 2010, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
MARCH 31, 2011
(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We currently place our cash and cash equivalents in money market funds, municipal securities and corporate notes. Our investments include U.S. government-sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes with original maturities ranging from five to 24 months.

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2011 and 2010. See Note 2 on Fair Value Measurements.

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
MARCH 31, 2011
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

Restricted Cash

     The components of restricted cash are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	262	262
	$792	$792

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
MARCH 31, 2011
(UNAUDITED)

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2011 and 2010 which was allocated as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Research and development	$1,660	$1,647
General and administrative	4,659	1,422
Stock-based compensation expense included in operating expenses	$6,319	$3,069

     In February 2011, we and Thomas B. Okarma, Ph.D., M.D., entered into a separation agreement that provided for, among other things, a lump sum cash severance payment of $802,500, an aggregate of $401,250 in consulting fees and the modification of the vesting and exercise periods of certain outstanding restricted stock awards and stock options held by Dr. Okarma. Non-cash stock-based compensation expense of approximately $3,472,000 has been included in general and administrative expense for the modifications.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

     The fair value of options granted during the three months ended March 31, 2011 and 2010 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	None	None
Expected volatility	0.630	0.627
Risk-free interest rate range	1.87% to 2.37%	2.38% to 2.65%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the three months ended March 31, 2011 and 2010 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2011	2010
Dividend yield	None	None
Expected volatility range	0.529 to 0.584	0.592 to 0.995
Risk-free interest rate range	0.19% to 0.32%	0.18% to 0.54%
Expected term range	6 - 12 mos	6 - 12 mos

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     Dividend yield is based on historical cash dividend payments and Geron has paid no dividends to date. The expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. We grant service-based options under our equity plans to employees, non-employee directors and consultants, for which the vesting period is generally four years.

Restricted Stock Awards

     We grant restricted stock awards to employees and non-employee directors with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. Service-based awards generally vest annually over four years. Performance-based awards vest only upon achievement of discrete strategic corporate goals within a specified performance period, generally three years. Market-based awards vest only upon achievement of certain market price thresholds of our common stock within a specified performance period, generally three years.

     The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value is amortized as compensation expense over the requisite service period of the award on a straight-line basis and is reduced for estimated forfeitures, as applicable.

     The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service has been provided prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 as the achievement of the specified performance criteria was not considered probable during that time.

     The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards were not achieved as of March 31, 2011.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net loss	$(24,389)	$(16,640)
Change in unrealized loss on available-for-sale securities
and marketable investments in licensees	(55)	133
Change in foreign currency translation adjustments	12	(3)
Comprehensive loss	$(24,432)	$(16,510)

     The components of accumulated other comprehensive loss were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Unrealized gain on available-for-sale securities and
marketable investments in licensees, net	$17	$72
Foreign currency translation adjustments	(156)	(168)
Accumulated other comprehensive loss	$(139)	$(96)

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     Marketable securities by security type at March 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$11,201	$—	$—	$11,201
Municipal securities (due in less than 1 year)	20,270	—	—	20,270
Corporate notes (due in less than 1 year)	2,250	—	—	2,250
	$33,721	$—	$—	$33,721
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Certificate of deposit (due in less than 1 year)	$339	$—	$—	$339
Government-sponsored enterprise securities (due in
less than 1 year)	6,222	3	—	6,225
Government-sponsored enterprise securities (due in
1 to 2 years)	18,037	3	(4)	18,036
Commercial paper (due in less than 1 year)	5,345	3	—	5,348
Corporate notes (due in less than 1 year)	115,929	110	(36)	116,003
Corporate notes (due in 1 to 2 years)	25,212	3	(65)	25,150
Investments in licensees	1	—	—	1
	$171,085	$122	$(105)	$171,102

Marketable securities by security type at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$21,076	$—	$—	$21,076
Municipal securities (due in less than 1 year)	18,450	—	—	18,450
Commercial paper (due in less than 1 year)	3,499	—	—	3,499
Corporate notes (due in less than 1 year)	1,856	—	(1)	1,855
	$44,881	$—	$(1)	$44,880
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Certificate of deposit (due in less than 1 year)	$325	$—	$—	$325
Government-sponsored enterprise securities (due in
less than 1 year)	11,288	—	(1)	11,287
Government-sponsored enterprise securities (due in
1 to 2 years)	27,270	9	(11)	27,268
Commercial paper (due in less than 1 year)	12,087	7	—	12,094
Corporate notes (due in less than 1 year)	116,822	127	(56)	116,893
Corporate notes (due in 1 to 2 years)	6,645	1	(3)	6,643
Investments in licensees	1	—	—	1
	$174,438	$144	$(71)	$174,511

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Marketable securities with unrealized losses at March 31, 2011 and December 31, 2010 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
As of March 31, 2011:
Government-sponsored enterprise
securities (due in 1 to 2 years)	$7,060	$(4)	$—	$—	$7,060	$(4)
Corporate notes (due in less than 1 year)	42,895	(36)	—	—	42,895	(36)
Corporate notes (due in 1 to 2 years)	20,745	(65)	—	—	20,745	(65)
	$70,700	$(105)	$—	$—	$70,700	$(105)

As of December 31, 2010:
Government-sponsored enterprise
securities (due in less than 1 year)	$7,287	$(1)	$—	$—	$7,287	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	15,287	(11)	—	—	15,287	(11)
Corporate notes (due in less than 1 year)	61,354	(56)	3,019	(1)	64,373	(57)
Corporate notes (due in 1 to 2 years)	4,313	(3)	—	—	4,313	(3)
	$88,241	$(71)	$3,019	$(1)	$91,260	$(72)

     The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of March 31, 2011 and December 31, 2010 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2011 and December 31, 2010 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

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

     As of March 31, 2011 and December 31, 2010, the carrying values of our investments in non-marketable nonpublic companies were $168,000 and $503,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three months ended March 31, 2011 and 2010. See Note 3 on Joint Venture and Related Party Transactions for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2011	December 31, 2010
Dividend yield	None	None
Expected volatility	0.677	0.668
Risk-free interest rate	2.24%	2.01%
Expected term	4 yrs	4 yrs

     Dividend yield is based on historical cash dividend payments and Geron has paid no dividends to date. The expected volatility is based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. The expected term of derivatives is equal to the remaining contractual term of the instrument.

     As of March 31, 2011 and December 31, 2010, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At March 31, 2011		At December 31, 2010
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$668	284,600	$707

     Non-employee options for which performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheet. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the three months ended March 31, 2011.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$11,201	$—	$—	$11,201
Certificate of deposit (2)	339	—	—	339
Municipal securities (1)	—	20,270	—	20,270
Government-sponsored enterprise securities (2) (3)	—	24,261	—	24,261
Commercial paper (2)	—	5,348	—	5,348
Corporate notes (1) (2) (3)	—	143,403	—	143,403
Investments in licensees (4)	1	—	—	1
Total	$11,541	$193,282	$—	$204,823

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Fair Value Measurements at Reporting Date Using
Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (5)	$—	$—	$668	$668
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in current marketable securities on our condensed consolidated balance sheet.

(3)	Included in noncurrent marketable securities on our condensed consolidated balance sheet.

(4)	Included in investments in licensees on our condensed consolidated balance sheet.

(5)	Included in fair value of derivatives on our condensed consolidated balance sheet.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2011 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2011
						Change in
						Unrealized Gains
		Total	Purchases,			Related to
		Unrealized	Sales,	Transfers		Financial
	Fair Value at	Gains	Issuances,	In and/or	Fair Value at	Instruments
	December 31,	Included in	Settlements,	Out of	March 31,	Held at
(In thousands)	2010	Earnings, net (1)	net	Level 3	2011	March 31, 2011 (1)
Derivative liabilities	$707	$(39)	$—	$—	$668	$(39)
____________________

(1)	Reported as unrealized gain on fair value of derivatives in our condensed consolidated statements of operations.

3. JOINT VENTURE AND RELATED PARTY TRANSACTIONS

TA Therapeutics, Ltd.

     In March 2005, we and Biotechnology Research Corporation (BRC), a subsidiary of the Hong Kong University of Science and Technology, established a joint venture company in Hong Kong called TA Therapeutics, Ltd. (TAT) to conduct research and commercially develop products that utilize telomerase activator compounds to restore the regenerative and functional capacity of cells in various organ systems that have been impacted by senescence, injury or chronic disease. On June 15, 2007, we and BRC entered into an agreement to restructure the TAT joint venture. Under this agreement, we obtained a 75% voting interest in TAT and exercised control over the company. Since June 16, 2007, we have included the results of TAT in our condensed consolidated financial statements.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     For the three months ended March 31, 2011 and 2010, we incurred related party research and development costs of zero and $327,000, respectively, in connection with our services agreement with TAT. As the source of funds used to perform this research activity on behalf of TAT was derived from our cash contributions to TAT, no related party revenue has been recognized for research and development services rendered for TAT for the three months ended March 31, 2011 and 2010.

     In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. In connection with the winding up of TAT, all intellectual property owned by TAT was assigned to Geron. BRC is entitled to receive royalty payments for future sales of products covered by the intellectual property owned by TAT up to an amount equal to 150% of BRC’s original capital contributions to TAT. Remaining assets, other than the intellectual property, were distributed so that the losses borne by the shareholders were in proportion to the cash contributed by both parties. The full wind up of TAT was completed in March 2011.

Start Licensing and ViaGen, Inc.

     In April 2005, we and Exeter Life Sciences, Inc. (Exeter) established Start Licensing, Inc. (Start), a joint venture to manage and license a broad portfolio of intellectual property rights related to animal reproductive technologies. We and Exeter owned 49.9% and 50.1% of Start, respectively. In connection with the establishment of Start, we granted a worldwide, exclusive, non-transferable license to our patent rights to nuclear transfer technology for use in animal cloning, with the right to sublicense such patent rights. Since there was no net book value associated with the patent rights at the execution of the joint venture, no initial value was recognized for our investment in Start. We suspended the equity method of accounting since our proportionate share of net losses in Start exceeded our original carrying value of the investment and we had no commitments to provide financial support or obligations to perform services or other activities for Start.

     In August 2008, we and Exeter entered into Contribution Agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. Ownership of ViaGen immediately following the transaction was as follows: Exeter– 69%; Geron – 27%; and Smithfield Foods – 4%. Since no value had been recorded for our investment in Start, the same zero carrying value was applied to our investment in ViaGen. Geron’s share of equity method losses from Start that were not recognized during the period the equity method was suspended was carried over to the investment in ViaGen.

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

     In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC, previously referred to as Exeter). As of March 31, 2011, ownership of ViaGen was as follows: MCC – 58%; Geron – 40%; and Smithfield Foods – 2%.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However, as of March 31, 2011, we lacked the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which is currently comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member, giving them majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our consolidated results.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     For the three months ended March 31, 2011 and 2010, we recognized $335,000 and $396,000, respectively, for our proportionate share of ViaGen’s operating losses. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment.

     Our maximum exposure to loss pertaining to ViaGen represents the balance sheet carrying amount of our investment in ViaGen which reflects the initial amount of cash invested less our proportionate share of losses over time. The adjusted basis of our investment in ViaGen at March 31, 2011 and December 31, 2010 was $168,000 and $503,000, respectively, which is reflected under investments in licensees on our condensed consolidated balance sheet.

4. STOCKHOLDERS’ EQUITY

Angiochem Stock Issuance

     In December 2010, we entered into an Exclusive License Agreement with Angiochem, Inc. (Angiochem) that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the blood-brain barrier (BBB) to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. As consideration for the license rights, we paid Angiochem an upfront payment of $7,500,000 in cash and agreed to issue to Angiochem $27,500,000 of shares of Geron common stock on or about January 5, 2011.

     On January 5, 2011, we issued 5,261,144 shares of common stock to Angiochem as payment of our obligation to issue $27,500,000 of shares of our common stock. In accordance with the Exclusive License Agreement, the number of shares issued to Angiochem was determined using the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. Consistent with our practice for common stock issuances to consultants and vendors in exchange for services either performed or to be performed, we recorded $28,094,000 for the fair market value of the common stock issued to Angiochem, based on the closing price of our common stock on the issuance date. For the three months ended March 31, 2011 we recognized, as acquired in-process research and development expense, the excess fair market value of $594,000 for the difference between the five-day volume weighted average closing price of our common stock immediately preceding the issuance date and the closing price of our common stock on January 5, 2011, which has been included in the condensed consolidated statements of operations under research and development expense.

Employee Stock Awards

     In January 2011, we awarded 537,679 shares of our common stock to employees in lieu of cash for 2010 performance bonuses. The shares were granted from the 2002 Equity Incentive Plan. Compensation expense related to this award was included in accrued compensation as of December 31, 2010 on our condensed consolidated balance sheet.

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

     In connection with the agreement, we received upfront non-refundable license payments under the exclusive license and sublicense and can receive milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC is responsible for all costs incurred by GEHC and all costs incurred by us for activities undertaken at Geron, including the funding of our scientists working on the alliance program. An Alliance Steering Committee, with representatives from each company, coordinates and manages the alliance program.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and are being recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for our efforts under the alliance program is being recognized as revenue as costs are incurred, which approximates our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three months ended March 31, 2011 and 2010, we recognized $150,000 and $225,000, respectively, as revenue from collaborative agreements and for each period we recognized $175,000 as license fee revenue in our condensed consolidated statements of operations.

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

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Supplemental Operating Activities:
Cash in transit from option exercises	$10	$—
Issuance of common stock for performance bonus	2,807	—
Issuance of common stock for 401(k) matching contributions	1,294	972
Issuance of common stock for acquired in-process research and development	27,500	—
Issuance of common stock for services rendered to date
or to be received in future periods	181	2,587
Reclassification of deposits to other current assets	—	83
Supplemental Investing Activities:
Net unrealized (loss) gain on marketable securities	(55)	133

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that materially impact our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues of $150,000 from collaborative agreements for the three months ended March 31, 2011, compared to $225,000 for the comparable 2010 period. Revenues in 2011 and 2010 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare).

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $662,000 for the three months ended March 31, 2011, compared to $605,000 for the comparable 2010 period related to our various agreements. We expect to recognize revenues of $175,000 for the remainder of 2011 related to our existing deferred revenue. Current revenues may not be predictive of future revenues.

     We received royalties of $693,000 for the three months ended March 31, 2011, compared to $88,000 for the comparable 2010 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $16.8 million for the three months ended March 31, 2011, compared to $13.5 million for the comparable 2010 period. The increase in 2011 compared to 2010 was primarily the result of increased clinical trial costs of $1.9 million for the start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1, higher drug product purchases and manufacturing costs of $1.1 million related to imetelstat, GRN1005 and our human embryonic stem cell (hESC) programs and additional non-cash acquired in-process research and development expense of $594,000 in connection with the issuance of common stock to Angiochem in January 2011. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for imetelstat and GRNOPC1 along with continued development of our hESC programs and clinical development of our newly in-licensed product candidate, GRN1005.

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

Product	Product Description	Disease Treatment	Development Stage	Patient Enrollment Status
Imetelstat	Telomerase Inhibitor	Non-Small Cell Lung	Phase 2 Trial	Open
(GRN163L)		Cancer (NSCLC)
		Breast Cancer	Phase 2 Trial	Open
		Multiple Myeloma	Phase 2 Trial	Open
		Essential	Phase 2 Trial	Open
Thrombocythemia
GRNVAC1	Telomerase Cancer	Acute Myelogenous	Phase 2 Trial	Completed
	Vaccine	Leukemia
GRN1005	Peptide-Conjugated	Brain Metastases	Phase 2 Trial	Planned to open in
	Paclitaxel			second half of 2011
		Glioblastoma Multiforme	Phase 2 Trial	Planned to open in 2012

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

     Having met our main objectives for Phase 1 of assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, we are advancing the product candidate to Phase 2 clinical trials in four different malignancies. Two of the Phase 2 trials are large randomized studies that test imetelstat in patients with NSCLC as maintenance therapy following platinum-based induction therapy and in patients with locally recurrent or metastatic breast cancer in combination with paclitaxel (with or without bevacizumab). The other two Phase 2 trials are single arm studies that test imetelstat in patients with essential thrombocythemia (ET) and in patients with previously treated multiple myeloma. Patients have been enrolled in all four clinical trials. Importantly, the Phase 2 trials of imetelstat are all in malignancies in which cancer stem cells are believed to play an important role in disease progression or relapse after standard therapy.

     On December 6, 2010, we and Angiochem entered into an Exclusive License Agreement that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. We acquired the license rights for Angiochem’s proprietary receptor-targeting peptides for the clinical development of ANG1005 (now GRN1005), a novel taxane derivative for which Angiochem has performed two Phase 1 clinical studies in brain metastases and glioblastoma multiforme. We plan to further develop GRN1005 in Phase 2 clinical studies for these indications.

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

Product	Product Description	Disease Treatment	Development Stage	Patient Enrollment Status
GRNOPC1	Oligodendrocytes	Spinal Cord Injury	Phase 1 Trial	Open
		Other CNS Indications*	Research	N/A
GRNCM1	Cardiomyocytes	Heart Disease	Preclinical	N/A
GRNIC1	Islets	Type 1 Diabetes	Research	N/A
GRNCHND1	Chondrocytes	Osteoarthritis	Research	N/A
GRNVAC2	Mature Dendritic Cells	Cancer Immunotherapy	Product Research	N/A
--	Immature Dendritic Cells	Immune Rejection	Research	N/A
____________________

* CNS indications being explored include multiple sclerosis, Alzheimer’s disease and leukodystrophies.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs using feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells and cryopreserved formulations of these cells to enable our business model of delivering “on demand” cells for therapeutic use. We initiated the Phase 1 clinical trial of GRNOPC1 in patients with spinal cord injury with the first subject receiving cells in October 2010. This is the first FDA-approved clinical trial of a cellular therapy derived from hESCs to be initiated. The clinical trial is a Phase 1 multi-center study designed to assess the safety and tolerability of GRNOPC1 in patients with complete ASIA (American Spinal Injury Association) Impairment Scale grade A thoracic spinal cord injuries. Five clinical sites are currently open for patient enrollment.

     Research and development expenses incurred under each of these programs are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
	(Unaudited)
Oncology	$9,204	$6,163
hESC Therapies	7,551	7,382
Total	$16,755	$13,545

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

General and Administrative Expenses

     General and administrative expenses were $9.1 million for the three months ended March 31, 2011, compared to $3.9 million for the comparable 2010 period. The increase in 2011 compared to 2010 primarily reflects expenses under the separation agreement with Thomas B. Okarma Ph.D., M.D., our former CEO, which includes $3.5 million in non-cash stock-based compensation expense associated with the modification of outstanding equity awards held by Dr. Okarma. The increase also reflects higher legal costs for the financing-related class action and derivative cases filed against the Company that have now all been voluntarily dismissed.

Unrealized Gain on Derivatives

     Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $39,000 and $58,000 for the three months ended March 31, 2011 and 2010, respectively. The unrealized gains on derivatives for 2011 and 2010 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $296,000 for the three months ended March 31, 2011, compared to $202,000 for the comparable 2010 period. The increase in 2011 compared to 2010 was due to higher cash and investment balances as a result of the receipt of $93.7 million in net proceeds in December 2010 from an underwritten public offering of our common stock. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $335,000 and $396,000 for the three months ended March 31, 2011 and 2010, respectively, for our proportionate share of ViaGen’s losses. See Note 3 on Joint Venture and Related Party Transactions in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

     Interest and other expense was $33,000 for the three months ended March 31, 2011, compared to $27,000 for the comparable 2010 period. The increase in 2011 compared to 2010 was primarily due to higher bank charges as a result of higher cash and investment balances.

Net Loss

     Net loss was $24.4 million for the three months ended March 31, 2011, compared to $16.6 million for the comparable 2010 period. The increase in net loss in 2011 compared to 2010 was primarily due to higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1, increased drug product purchases and manufacturing costs for imetelstat, GRN1005 and our hESC programs, acquired in-process research and development expense in connection with the issuance of common stock to Angiochem in January 2011 and higher non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2011 were $207.3 million, compared to $221.3 million at December 31, 2010. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2011 was the result of use of cash for operations.

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

     Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2011 and 2010 was $12.7 million and $9.4 million, respectively. The increase in net cash used for operations in 2011 was primarily the result of higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1 and increased drug product purchases and manufacturing costs for imetelstat, GRN1005 and our hESC programs.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2011 and 2010 was $2.0 million and $672,000, respectively. The increase in net cash provided by investing activities reflected higher proceeds from maturities of marketable securities and lower purchases of property and equipment.

     As of March 31, 2011 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was $144,000 and $10.0 million for the three months ended March 31, 2011 and 2010, respectively. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million.

Contractual Obligations

     As of March 31, 2011, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2012-	2014-	After
Contractual Obligations (1)	Total	in 2011	2013	2015	2015
	(Amounts in thousands)
Equipment leases	$39	$14	$25	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	3,134	1,220	1,022	367	525
Total contractual cash obligations	$3,173	$1,234	$1,047	$367	$525

____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the Company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world.

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

     The fair value of our cash equivalents and marketable securities at March 31, 2011 was $204.8 million. These investments include $33.7 million of cash equivalents that are due in less than 90 days, $127.9 million of short-term investments that are due in less than one year and $43.2 million of long-term investments that are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, certificates of deposit, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of March 31, 2011, there was an immaterial currency exchange impact from our intercompany transactions. As of March 31, 2011, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Interim Chief Executive Officer (CEO) and our Chief Accounting Officer (CAO) have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our CEO and our CAO, as of the end of the period covered by this report, that our disclosure controls and procedures were effective, at a reasonable assurance level, for this purpose.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On January 31, 2011, a purported shareholder derivative complaint against the members of our board of directors and one of our executive officers was filed in the Superior Court of California for the County of San Mateo. The Company was named as a nominal defendant. The complaint, which was based on the same factual background as the purported securities class action, generally alleged that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s financial condition, and sought unspecified monetary damages and other relief. The action was removed to the U.S. District Court for the Northern District of California. The case was voluntarily dismissed, without prejudice, on March 7, 2011. On February 14, 2011, another similar derivative action was filed in the Superior Court of California for the County of San Mateo. That action was also voluntarily dismissed, without prejudice, on March 7, 2011.

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

  obtain required regulatory approvals;

  finance, or obtain additional financing for, our operations, including clinical trials;

  manufacture product candidates; and

  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.
     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Competitors may have proprietary rights which prevent us from developing and marketing our products or they may sell similar, superior or lower-cost products. Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our development programs or product candidates to be successful, any program or product candidate may be abandoned, even after we have expended significant resources, such as our investments or prospective investments in telomerase technology, receptor-targeting peptide technology to cross the BBB, hESCs, imetelstat, GRN1005 and GRNOPC1, which could adversely affect our business and materially and adversely affect our stock price.

     The science and technology of telomere biology, telomerase, receptor-targeting peptides that cross the BBB and hESCs are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on these technologies. Further, the information we have related to the ability of GRN1005 to penetrate brain tissue and its anti-tumor activity is preliminary and based on Phase 1 clinical studies. Therefore, our development programs are particularly risky and uncertain. In addition, we, our licensees or our collaborators must undertake significant research and development activities to develop product candidates based on these technologies, which will require additional funding and may take years to accomplish, if ever.

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

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2011, our accumulated deficit was approximately $713.0 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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
  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2011 and beyond;

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

     The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technology, or enforce issued patents, is uncertain. In the United States, recent court decisions in patent cases as well as proposed legislative changes to the patent system only exacerbate this uncertainty. Furthermore, significant amendments to the regulations governing the process of obtaining patents were proposed in a new rule package by the United States Patent and Trademark Office (the Patent Office) in 2007. The proposed new rules were widely regarded as detrimental to the interests of biotechnology and pharmaceutical companies. The implementation of the rule package was blocked by a court injunction requested by a pharmaceutical company. The Patent Office challenged the court decision through an appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC), but the appeal was dismissed in November 2009, after the Patent Office changed course and rescinded the proposed new rules. At this point we do not know whether the Patent Office will attempt to introduce new rules to replace those that were withdrawn or whether any such new rules would also be challenged.

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

     Outside of the United States, certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against the granting of patents. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in several patent oppositions before the EPO with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. The rights to GV1001 passed from GemVax, a Norwegian company, to Pharmexa, a Danish Company, as a result of a 2005 acquisition. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd., and the continuing company now operates under the name KAEL-GemVax. Various clinical studies of GV1001 are underway, including a Phase 3 combination study in pancreatic cancer. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and Geron opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides. KAEL-GemVax was recently granted a further related European patent covering its telomerase peptide vaccine against which we have filed an opposition. That opposition is ongoing and we cannot predict the outcome.

     In parallel, Pharmexa opposed a European patent held by Geron, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in Geron’s patent, specifically the three claims covering telomerase peptide cancer vaccines. The remaining 47 claims were upheld, and that decision was recently affirmed by the TBA. We have now been awarded a second European patent with claims to telomerase peptides, and this patent has also been opposed by KAEL-GemVax. We cannot predict the outcome of this opposition or any subsequent appeal of the decision in the opposition.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples: Sienna is developing cancer diagnostics using our telomerase technology and GE Healthcare UK Limited is developing cell-based assays using cells derived from our hESCs. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

     We also rely on other companies for certain process development, manufacturing or other technical scientific work, especially with respect to our imetelstat, GRN1005, GRNOPC1 and GRNCM1 programs. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned, our ability to develop or manufacture our product candidates could be significantly harmed.

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

     Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

Our product candidates are likely to be expensive to manufacture, and they may not be profitable if we are unable to significantly reduce the costs to manufacture them.

     Our telomerase inhibitor compound, imetelstat, and our hESC-based products are likely to be more expensive to manufacture than most other treatments currently on the market today, and the same is likely to be true of peptide products able to cross the BBB, including GRN1005. Oligonucleotides are relatively large molecules with complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making most small-molecule drugs. Our present manufacturing processes are conducted at a modest scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on the telomerase inhibitor may be significantly less than that of most drugs on the market today.

     GRN1005 is a novel taxane derivative that is designed to cross the BBB by receptor-mediated transcytosis. The present manufacturing processes for GRN1005 are conducted at a small scale and we hope to substantially reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on GRN1005 may be significantly less than that of most drugs on the market today.

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

     The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and human embryonic stem cell therapies, including the study of telomeres, telomerase, receptor-targeting peptides crossing the BBB and hESCs. In addition, other products and therapies that could directly compete with the product candidates that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

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

     Historically, our stock price has been extremely volatile. Between January 1, 2001 and March 31, 2011, our stock has traded as high as $20.75 per share and as low as $1.41 per share. Between January 1, 2008 and March 31, 2011, the price has ranged between a high of $9.24 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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
     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. Since the latter half of 2008, broad distress in the financial markets and the economy have resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and high unemployment have recently contributed to substantial market volatility, and if such market conditions persist, the price of our common stock may fluctuate or decline.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

     Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. In December 2010, a purported securities class action complaint was filed naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition in violation of the Securities Exchange Act of 1934, as amended. The plaintiff sought to represent a class of investors who purchased our common stock between July 2010 and December 2010 and sought damages, attorney’s fees and other relief. The case was voluntarily dismissed, without prejudice in February 2011. In January and February 2011, purported shareholder derivative complaints were filed against the members of our board of directors and one of our executive officers. The derivative complaints were based on the same factual background as the dismissed class action, generally alleged that the defendants breached their fiduciary duties by misrepresenting and/or failing to disclose material information regarding the Company’s financial condition and sought unspecified monetary damages and other relief. Each of the derivative cases was voluntarily dismissed, without prejudice, in March 2011. Such securities-related litigation may be filed in the future and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

     Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Monitoring and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2011, we had 200,000,000 shares of common stock authorized for issuance and 128,944,150 shares of common stock outstanding. In addition, as of March 31, 2011, we have reserved for future issuance approximately 23,077,549 shares of common stock for our stock plans, potential milestone payments and outstanding warrants.

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

     As partial consideration for the license rights we obtained from Angiochem, Inc. (Angiochem), we issued to Angiochem 5,261,144 shares of common stock (Angiochem Shares) on January 5, 2011. On January 7, 2011, we filed a registration statement on Form S-3 (Angiochem S-3) with the Securities and Exchange Commission covering the shares issued to Angiochem which was declared effective on January 13, 2011. The Angiochem Shares were initially subject to a lock-up agreement with us that expired on February 5, 2011. Any sales by Angiochem of the Angiochem Shares are subject to certain monthly volume restrictions. Sales of the Angiochem Shares could negatively impact the market price of our common stock in the future.

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

     In addition, our share purchase rights plan and the undesignated preferred stock, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 5, 2011, we issued 5,261,144 shares of common stock to Angiochem, Inc. (Angiochem) in a private placement as payment of our obligation to issue $27,500,000 of shares of our common stock in connection with the license rights acquired from Angiochem in December 2010. In accordance with the Exclusive License Agreement, the number of shares issued to Angiochem was determined using the five-day volume weighted average closing price of our common stock immediately preceding the issuance date. Consistent with our practice for common stock issuances to consultants and vendors in exchange for services either performed or to be performed, we recorded $28,094,000 for the fair market value of the stock issued to Angiochem which reflected the closing price of our common stock on January 5, 2011.

     We issued the above-described shares of common stock in an independent transaction and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Angiochem represented to us that it is an accredited investor as defined in Rule 501(a) of the Securities Act of 1933, as amended, and that the securities issued pursuant thereto were being acquired for investment purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number		Description
10.1	+	Transition and Separation Agreement between the Registrant and Thomas B. Okarma, dated February 11, 2011. *

10.2		Amended and Restated Employment Agreement between Registrant and David L. Greenwood, dated February 8, 2011. *

10.3		Executive Chairman Agreement between Registrant and Hoyoung Huh, dated February 8, 2011. *

10.4	++	Common Stock Purchase Agreement dated as of January 5, 2011 by and between Registrant and Angiochem, Inc.

31.1		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2011.

32.1		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2011.
____________________

+	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.

++	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 7, 2011.

*	Management contract or compensation plan or arrangement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
President, Interim Chief Executive Officer
and Chief Financial Officer
Date: April 29, 2011		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number		Description
10.1	+	Transition and Separation Agreement between the Registrant and Thomas B. Okarma, dated February 11, 2011. *

10.2		Amended and Restated Employment Agreement between Registrant and David L. Greenwood, dated February 8, 2011. *

10.3		Executive Chairman Agreement between Registrant and Hoyoung Huh, dated February 8, 2011. *

10.4	++	Common Stock Purchase Agreement dated as of January 5, 2011 by and between Registrant and Angiochem, Inc.

31.1		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2011.

32.1		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2011.
____________________

+	Incorporated by reference to Exhibit 10.35 filed with the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.

++	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on January 7, 2011.

*	Management contract or compensation plan or arrangement.