Form 10-Q
period 2011-06-30
GERON CORP
filed 2011-08-05
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number: 0-20859
______________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 25, 2011:
Common Stock, $0.001 par value	131,426,017 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,019	$45,972
Restricted cash	793	792
Current portion of marketable securities	119,756	140,599
Interest and other receivables	1,630	1,799
Current portion of prepaid assets	2,996	5,855
Total current assets	157,194	195,017
Noncurrent portion of marketable securities	39,592	33,911
Noncurrent portion of prepaid assets	108	854
Investments in licensees	2	504
Property and equipment, net	2,514	3,088
Deposits and other assets	920	210
	$200,330	$233,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,471	$3,462
Accrued compensation	2,305	6,186
Accrued liabilities	3,066	2,644
Stock issuance obligation	—	27,500
Deferred revenue	—	350
Fair value of derivatives	428	707
Total current liabilities	9,270	40,849
Commitments and contingencies
Stockholders’ equity:
Common stock	131	123
Additional paid-in capital	925,098	881,358
Accumulated deficit	(734,127)	(688,650)
Accumulated other comprehensive loss	(42)	(96)
Total stockholders’ equity	191,060	192,735
	$200,330	$233,584

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenues from collaborative agreements	$150	$225	$300	$450
License fees and royalties	312	776	1,667	1,469
Total revenues	462	1,001	1,967	1,919

Operating expenses:
Research and development (including amounts for
related parties: three months - 2011-none; 2010-
$317; six months – 2011-none; 2010-$644)	16,544	13,389	33,299	26,934
General and administrative	5,334	4,488	14,440	8,338
Total operating expenses	21,878	17,877	47,739	35,272
Loss from operations	(21,416)	(16,876)	(45,772)	(33,353)
Unrealized gain on derivatives, net	240	172	279	230
Interest and other income	287	194	583	396
Losses recognized under equity method investment	(168)	(496)	(503)	(892)
Interest and other expense	(31)	(25)	(64)	(52)
Net loss	$(21,088)	$(17,031)	$(45,477)	$(33,671)

Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.37)	$(0.35)

Shares used in computing basic and diluted net loss
per share	124,579,190	96,712,059	123,838,959	95,862,080

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(45,477)	$(33,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	804
Accretion and amortization on investments, net	2,431	1,814
Loss on retirement/sale of property and equipment	—	53
Issuance of common stock for acquired in-process research and development	594	—
Issuance of common stock in exchange for services by non-employees	396	2,193
Stock-based compensation for employees and directors	10,166	6,120
Amortization related to 401(k) contributions	452	352
Loss on investments in licensees	503	892
Unrealized gain on fair value of derivatives	(279)	(230)
Changes in assets and liabilities:
Other current and noncurrent assets	3,245	2,203
Other current and noncurrent liabilities	371	302
Translation adjustment	12	(3)
Net cash used in operating activities	(26,752)	(19,171)

Cash flows from investing activities:
Restricted cash transfer	(1)	(1)
Purchases of property and equipment	(260)	(420)
Proceeds from sale of property and equipment	—	2
Purchases of marketable securities	(70,765)	(58,826)
Proceeds from maturities of marketable securities	83,537	70,940
Net cash provided by investing activities	12,511	11,695

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	288	10,190
Net cash provided by financing activities	288	10,190
Net (decrease) increase in cash and cash equivalents	(13,953)	2,714
Cash and cash equivalents at the beginning of the period	45,972	34,601
Cash and cash equivalents at the end of the period	$32,019	$37,315

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2011 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron Bio-Med using the local currency as the functional currency. We translate the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT is U.S. dollars. In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. The full wind up of TAT was completed in March 2011.

     We evaluate whether significant transactions require consideration of the variable interest consolidation model. For those entities in which we have a variable interest, we consider whether we are the primary beneficiary. Variable interest entities (VIEs) for which we are the primary beneficiary are required to be consolidated. We currently are not the primary beneficiary of any VIE. See Note 3 on Equity Method Investment.

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

     Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 995,044 and 1,182,957 shares for 2011 and 2010, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
JUNE 30, 2011
(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We currently place our cash and cash equivalents in money market funds and municipal securities. Our investments include U.S. government-sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes with original maturities ranging from six to 24 months.

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three and six months ended June 30, 2011 and 2010. See Note 2 on Fair Value Measurements.

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

     We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees, but are not the primary beneficiary. Under this method, we increase (decrease) the carrying value of our investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a consistent past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. We recognize previously suspended losses to the extent additional investment is determined to represent the funding of prior losses.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Fair Value of Derivatives

     For warrants and non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the warrants and non-employee options is recorded in the condensed consolidated statements of operations as unrealized gain (loss) on derivatives. Fair value of warrants and non-employee options is estimated using the Black Scholes option-pricing model. The warrants and non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For warrants and non-employee options classified as permanent equity, the fair value of the warrants and non-employee options is recorded in stockholders’ equity as of their respective vesting dates and no further adjustments are made. See Note 2 on Fair Value Measurements.

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

Restricted Cash

     The components of restricted cash are as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	263	262
	$793	$792

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
JUNE 30, 2011
(UNAUDITED)

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$1,604	$1,096	$3,264	$2,743
General and administrative	2,243	1,955	6,902	3,377
Stock-based compensation expense included in
operating expenses	$3,847	$3,051	$10,166	$6,120

     In February 2011, we and Thomas B. Okarma, Ph.D., M.D. entered into a separation agreement that provided for, among other things, the modification of the vesting and exercise periods of certain outstanding restricted stock awards and stock options held by Dr. Okarma. Non-cash stock-based compensation expense of approximately $3,472,000 has been included in general and administrative expense for the modifications.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

     The fair value of options granted during the six months ended June 30, 2011 and 2010 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2011	2010
Dividend yield	None	None
Expected volatility range	0.629 to 0.630	0.627 to 0.629
Risk-free interest rate range	1.55% to 2.37%	2.13% to 2.65%
Expected term	5 yrs	5 yrs

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the six months ended June 30, 2011 and 2010 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

     The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service has been provided prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 as the achievement of the specified performance criteria was not considered probable during that time.

     The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards were not achieved as of June 30, 2011.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(21,088)	$(17,031)	$(45,477)	$(33,671)
Change in net unrealized gain on available-for-sale
securities and marketable investments in licensees	97	5	42	138
Change in foreign currency translation adjustments	—	—	12	(3)
Comprehensive loss	$(20,991)	$(17,026)	$(45,423)	$(33,536)

     The components of accumulated other comprehensive loss were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Unrealized gain on available-for-sale securities and
marketable investments in licensees, net	$114	$72
Foreign currency translation adjustments	(156)	(168)
Accumulated other comprehensive loss	$(42)	$(96)

Recently Issued Accounting Standards

     In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. We are required to adopt this standard in January 2012. We do not expect that this adoption will have a material impact on our financial statements.

     In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard in January 2012 and apply it retrospectively. The adoption of this standard is only expected to impact the presentation of our financial statements and not the results of operations or financial position of the Company.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

     Marketable securities by security type at June 30, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$9,403	$—	$—	$9,403
Municipal securities (due in less than 1 year)	20,270	—	—	20,270
	$29,673	$—	$—	$29,673
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Certificate of deposit (due in less than 1 year)	$338	$—	$—	$338
Government-sponsored enterprise securities (due in
less than 1 year)	8,180	3	(2)	8,181
Government-sponsored enterprise securities (due in
1 to 2 years)	16,540	47	(1)	16,586
Commercial paper (due in less than 1 year)	10,846	4	—	10,850
Corporate notes (due in less than 1 year)	100,353	65	(31)	100,387
Corporate notes (due in 1 to 2 years)	22,978	32	(4)	23,006
Investments in licensees	1	1	—	2
	$159,236	$152	$(38)	$159,350

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

     Marketable securities by security type at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$21,076	$—	$—	$21,076
Municipal securities (due in less than 1 year)	18,450	—	—	18,450
Commercial paper (due in less than 1 year)	3,499	—	—	3,499
Corporate notes (due in less than 1 year)	1,856	—	(1)	1,855
	$44,881	$—	$(1)	$44,880
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Certificate of deposit (due in less than 1 year)	$325	$—	$—	$325
Government-sponsored enterprise securities (due in
less than 1 year)	11,288	—	(1)	11,287
Government-sponsored enterprise securities (due in
1 to 2 years)	27,270	9	(11)	27,268
Commercial paper (due in less than 1 year)	12,087	7	—	12,094
Corporate notes (due in less than 1 year)	116,822	127	(56)	116,893
Corporate notes (due in 1 to 2 years)	6,645	1	(3)	6,643
Investments in licensees	1	—	—	1
	$174,438	$144	$(71)	$174,511

     Marketable securities with unrealized losses at June 30, 2011 and December 31, 2010 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of June 30, 2011:
Government-sponsored enterprise
securities (due in less than 1 year)	$2,030	$(2)	$—	$—	$2,030	$(2)
Government-sponsored enterprise
securities (due in 1 to 2 years)	4,000	(1)	—	—	4,000	(1)
Corporate notes (due in less than 1 year)	43,627	(31)	—	—	43,627	(31)
Corporate notes (due in 1 to 2 years)	3,821	(4)	—	—	3,821	(4)
	$53,478	$(38)	$—	$—	$53,478	$(38)

As of December 31, 2010:
Government-sponsored enterprise
securities (due in less than 1 year)	$7,287	$(1)	$—	$—	$7,287	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	15,287	(11)	—	—	15,287	(11)
Corporate notes (due in less than 1 year)	61,354	(56)	3,019	(1)	64,373	(57)
Corporate notes (due in 1 to 2 years)	4,313	(3)	—	—	4,313	(3)
	$88,241	$(71)	$3,019	$(1)	$91,260	$(72)

     The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of June 30, 2011 and December 31, 2010 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of June 30, 2011 and December 31, 2010 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

     As of June 30, 2011 and December 31, 2010, the carrying values of our investments in non-marketable nonpublic companies were zero and $503,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and six months ended June 30, 2011 and 2010. See Note 3 on Equity Method Investment for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2011	December 31, 2010
Dividend yield	None	None
Expected volatility	0.675	0.668
Risk-free interest rate	0.81%	2.01%
Expected term	4 yrs	4 yrs

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

     As of June 30, 2011 and December 31, 2010, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At June 30, 2011		At December 31, 2010
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$428	284,600	$707

     Non-employee options for which performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheet. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the six months ended June 30, 2011.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$9,403	$—	$—	$9,403
Certificate of deposit (2)	338	—	—	338
Municipal securities (1)	—	20,270	—	20,270
Government-sponsored enterprise securities (2) (3)	—	24,767	—	24,767
Commercial paper (2)	—	10,850	—	10,850
Corporate notes (2) (3)	—	123,393	—	123,393
Investments in licensees (4)	2	—	—	2
Total	$9,743	$179,280	$—	$189,023

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (5)	$—	$—	$428	$428
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in current marketable securities on our condensed consolidated balance sheet.

(3)	Included in noncurrent marketable securities on our condensed consolidated balance sheet.

(4)	Included in investments in licensees on our condensed consolidated balance sheet.

(5)	Included in fair value of derivatives on our condensed consolidated balance sheet.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

     The tables below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2011 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2011
						Change in
						Unrealized Gains
		Total	Purchases,			Related to
		Unrealized	Sales,	Transfers		Financial
	Fair Value at	Gains	Issuances,	In and/or	Fair Value at	Instruments
	March 31,	Included in	Settlements,	Out of	June 30,	Held at
(In thousands)	2011	Earnings, net (1)	net	Level 3	2011	June 30, 2011 (1)
Derivative liabilities	$668	$(240)	$—	$—	$428	$(240)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2011
						Change in
						Unrealized Gains
		Total	Purchases,			Related to
		Unrealized	Sales,	Transfers		Financial
	Fair Value at	Gains	Issuances,	In and/or	Fair Value at	Instruments
	December 31,	Included in	Settlements,	Out of	June 30,	Held at
(In thousands)	2010	Earnings, net (1)	net	Level 3	2011	June 30, 2011 (1)
Derivative liabilities	$707	$(279)	$—	$—	$428	$(279)
____________________

(1)	Reported as unrealized gain on fair value of derivatives in our condensed consolidated statements of operations.

3. EQUITY METHOD INVESTMENT

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

     In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC, previously referred to as Exeter). As of June 30, 2011, ownership of ViaGen was as follows: MCC – 58%; Geron – 40%; and Smithfield Foods – 2%.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However, as of June 30, 2011, we lacked the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which is currently comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member, giving them majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our consolidated results.

     For the three and six months ended June 30, 2011, we recognized $168,000 and $503,000, respectively, for our proportionate share of ViaGen’s operating losses compared to $496,000 and $892,000 for the comparable 2010 periods. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment.

     Our maximum exposure to loss pertaining to ViaGen represents the balance sheet carrying amount of our investment in ViaGen which reflects the initial amount of cash invested less our proportionate share of losses over time. The adjusted basis of our investment in ViaGen at June 30, 2011 and December 31, 2010 was zero and $503,000, respectively, which is reflected under investments in licensees on our condensed consolidated balance sheet. We suspended the equity method of accounting during the quarter ended June 30, 2011 since the adjusted basis of our investment was zero at June 30, 2011 and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

4. COLLABORATIVE AGREEMENT

     In June 2009, we entered into a worldwide exclusive license and alliance agreement with GE Healthcare UK, Limited (GEHC) to develop and commercialize cellular assay products derived from human embryonic stem cells (hESCs) for use in drug discovery, development and toxicity screening. Under the terms of the agreement, GEHC has been granted an exclusive license under Geron’s intellectual property portfolio covering the growth and differentiation of hESCs, as well as a sublicense under Geron’s rights to the hESC patents held by the Wisconsin Alumni Research Foundation. We established a multi-year alliance program with GEHC under which scientists from both companies worked to develop hESC-based products for drug discovery. The first product developed under the alliance, human cardiomyocytes derived from hESCs, was launched in October 2010 by GEHC.

     In connection with the agreement, we received upfront non-refundable license payments under the exclusive license and sublicense and can receive milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC was responsible for all costs incurred by GEHC and all costs incurred by us for activities undertaken at Geron, including the funding of our scientists who worked on the alliance program. An Alliance Steering Committee, with representatives from each company, coordinated and managed the alliance program.

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and were recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for our efforts under the alliance program was recognized as revenue as costs were incurred, which reflected our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three and six months ended June 30, 2011, we recognized $150,000 and $300,000, respectively, as revenue from collaborative agreements compared to $225,000 and $450,000 for the comparable 2010 periods. For the three and six months ended June 30, 2011and 2010, we recognized $175,000 and $350,000, respectively, as license fee revenue in connection with this agreement.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

5. SEGMENT INFORMATION

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

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended
	June 30,
(In Thousands)	2011	2010
Supplemental Operating Activities:
Issuance of common stock for performance bonus	$2,807	$—
Issuance of common stock for 401(k) matching contributions	1,294	993
Issuance of common stock for acquired in-process research and development	27,500	—
Issuance of common stock for services rendered to date
or to be received in future periods	251	5,433
Reclassification between deposits and other current assets	(345)	11
Supplemental Investing Activities:
Net unrealized gain on marketable securities	42	138

7. SUBSEQUENT EVENT

     Effective August 1, 2011, Geron entered into a Loan Agreement with the California Institute for Regenerative Medicine (CIRM) to support Geron’s human embryonic stem-cell derived oligodendrocyte progenitor therapy (GRNOPC1) for the treatment of spinal cord injury. CIRM shall disburse to Geron an aggregate of $24,846,856 over a period of three years commencing on August 1, 2011 and ending on July 31, 2014. The disbursements are pursuant to an established schedule and, in certain cases, are conditioned upon the achievement of project milestones. The initial term of the Loan Agreement is five years and Geron may request extension of the Loan Agreement for one additional term of five years for a maximum total of ten years from the Effective Date. The interest rate for each quarterly disbursement of the loan is equal to the one year LIBOR rate plus 2%. Interest is compounded annually on the principal amount from the date of the applicable disbursement. Repayment of the principal and any accrued interest shall be due and payable at the end of the initial term. If the loan is extended, certain interest payments are due during the second five years. Repayment of the loan is suspended if the supported project is abandoned for any reason. Any loan amount that has not been due and payable for 15 years after the granting of a suspension of repayment will be automatically forgiven by CIRM.

     In connection with each disbursement, Geron shall issue to CIRM a warrant to purchase Geron common stock.  The number of shares underlying each of the warrants will be equal to 50% of the applicable disbursement amount divided by the average of the closing sales prices of Geron common stock as reported by The NASDAQ Global Select Market for the ten consecutive trading days immediately preceding the corresponding disbursement (Average Closing Price).  The exercise price of each warrant shall also be equal to the Average Closing Price preceding the issuance of the warrant. Each of the warrants and the underlying common stock will be unregistered and each warrant shall have a term of ten years from the respective date of issuance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2011 that materially impact our condensed consolidated financial statements as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of $150,000 and $300,000 for the three and six months ended June 30, 2011, respectively, compared to $225,000 and $450,000 for the comparable 2010 periods. Revenues in 2011 and 2010 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare).

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $247,000 and $909,000 for the three and six months ended June 30, 2011, respectively, compared to $302,000 and $907,000 for the comparable 2010 periods related to our various agreements. Current revenues may not be predictive of future revenues.

     We received royalties of $65,000 and $758,000 for the three and six months ended June 30, 2011, respectively, compared to $474,000 and $562,000 for the comparable 2010 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $16.5 million and $33.3 million for the three and six months ended June 30, 2011, respectively, compared to $13.4 million and $26.9 million for the comparable 2010 periods. The increase in research and development expenses for the three and six months ended June 30, 2011, compared to the comparable 2010 periods was primarily the result of increased clinical trial costs of $1.4 million and $3.3 million, respectively, for the start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1, higher clinical drug product purchases and manufacturing costs of $1.0 million and $1.5 million, respectively, related to imetelstat and GRN1005 and higher personnel related costs of $717,000 and $1.1 million, respectively, which includes non-cash stock-based compensation expense of $508,000 and $521,000, respectively. Overall, we expect research and development expenses to increase as we incur expenses related to clinical trials for imetelstat and GRNOPC1 and clinical development of our newly in-licensed product candidate, GRN1005, including the planned initiation of Phase 2 clinical trials in the second half of 2011 in patients with brain metastases.

     Our oncology programs focus on treating or diagnosing cancer by targeting or detecting the presence of telomerase, either inhibiting activity of the telomerase enzyme, diagnosing cancer by detecting the presence of telomerase, or using telomerase as a target for therapeutic vaccines. Our core knowledge base in telomerase and telomere biology supports all these approaches, and our scientists may contribute to any or all of these programs in a given period. In December 2010, we in-licensed receptor-targeting peptide technology to develop therapeutic compounds that can cross the BBB by targeting a natural receptor-based mechanism normally used by essential substances to enter the brain, thereby allowing treatment of tumors in the brain, including primary brain cancers and metastases. The following table briefly describes our cancer therapeutic product candidates and their stage of development:

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

     Having met our main objectives for Phase 1 of assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, we are advancing the product candidate through Phase 2 clinical trials in four different malignancies. Two of the Phase 2 trials are large randomized studies that test imetelstat in patients with NSCLC as maintenance therapy following platinum-based induction therapy and in patients with locally recurrent or metastatic breast cancer in combination with paclitaxel (with or without bevacizumab). The other two Phase 2 trials are single arm studies that test imetelstat in patients with essential thrombocythemia (ET) and in patients with previously treated multiple myeloma. Patients have been enrolled in all four clinical trials. Importantly, the Phase 2 trials of imetelstat are all in malignancies in which cancer stem cells are believed to play an important role in disease progression or relapse after standard therapy.

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

Product	Product Description	Disease Treatment	Development Stage	Patient Enrollment Status
GRNOPC1	Oligodendrocytes	Spinal Cord Injury	Phase 1 Trial	Open
		Other CNS Indications*	Research	N/A
GRNCM1	Cardiomyocytes	Heart Disease	Preclinical	N/A
GRNIC1	Islets	Type 1 Diabetes	Research	N/A
GRNCHND1	Chondrocytes	Osteoarthritis	Research	N/A
GRNVAC2	Mature Dendritic Cells	Immunotherapy	Product Research	N/A
____________________

*	CNS indications being explored include multiple sclerosis, Alzheimer’s disease and leukodystrophies.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs using feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells and cryopreserved formulations of these cells to enable our business model of delivering “on demand” cells for therapeutic use. We initiated the Phase 1 clinical trial of GRNOPC1 in patients with spinal cord injury with the first subject receiving cells in October 2010. This is the first FDA-approved clinical trial of a cellular therapy derived from hESCs to be initiated. The clinical trial is a Phase 1 multi-center study designed to assess the safety and tolerability of GRNOPC1 in patients with complete ASIA (American Spinal Injury Association) Impairment Scale grade A thoracic spinal cord injuries. Seven clinical sites are currently open for patient enrollment.

     Research and development expenses incurred under each of these programs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Oncology	$9,064	$6,618	$18,250	$12,789
hESC Therapies	7,480	6,771	15,049	14,145
Total	$16,544	$13,389	$33,299	$26,934

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

General and Administrative Expenses

     General and administrative expenses were $5.3 million and $14.4 million for the three and six months ended June 30, 2011, respectively, compared to $4.5 million and $8.3 million for the comparable 2010 periods. The increase in general and administrative expenses in 2011 compared to 2010 primarily reflects expenses incurred pursuant to the separation agreement executed in February 2011 with Thomas B. Okarma Ph.D., M.D., our former CEO, which includes $3.5 million in non-cash stock-based compensation expense associated with the modification of outstanding equity awards held by Dr. Okarma. The increase also reflects higher corporate legal and consulting fees and increased legal costs associated with our patents.

Unrealized Gain on Derivatives

     Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $240,000 and $279,000 for the three and six months ended June 30, 2011, respectively, compared to $172,000 and $230,000 for the comparable 2010 periods. The unrealized gains on derivatives for 2011 and 2010 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $287,000 and $583,000 for the three and six months ended June 30, 2011, respectively, compared to $194,000 and $396,000 for the comparable 2010 periods. The increase in interest and other income in 2011 compared to 2010 was due to higher cash and investment balances as a result of the receipt of $93.7 million in net proceeds in December 2010 from an underwritten public offering of our common stock. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $168,000 and $503,000 for the three and six months ended June 30, 2011, respectively, compared to $496,000 and $892,000 for the comparable 2010 periods for our proportionate share of ViaGen’s losses. See Note 3 on Equity Method Investment in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

     Interest and other expense was $31,000 and $64,000 for the three and six months ended June 30, 2011, respectively, compared to $25,000 and $52,000 for the comparable 2010 periods. The increase in interest and other expense in 2011 compared to 2010 was primarily due to higher bank charges as a result of higher cash and investment balances.

Net Loss

     Net loss was $21.1 million and $45.5 million for the three and six months ended June 30, 2011, respectively, compared to $17.0 million and $33.7 million for the comparable 2010 periods. The increase in net loss in 2011 compared to 2010 was primarily due to higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1, increased clinical drug product purchases and manufacturing costs for imetelstat and GRN1005 and higher personnel costs, which primarily consisted of non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at June 30, 2011 were $192.2 million, compared to $221.3 million at December 31, 2010. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2011 was the result of use of cash for operations.

     We estimate that our existing capital resources, interest income, proceeds from our product-backed loan with the California Institute for Regenerative Medicine and amounts available to us under our equipment financing facility will be sufficient to fund our current level of operations through at least December 2012. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time. Factors that may require us to use our available capital resources sooner than we anticipate include:
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

     Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2011 and 2010 was $26.8 million and $19.2 million, respectively. The increase in net cash used for operations in 2011 was primarily the result of higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial for GRNOPC1 and increased clinical drug product purchases and manufacturing costs for imetelstat and GRN1005.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2011 and 2010 was $12.5 million and $11.7 million, respectively. The increase in net cash provided by investing activities reflected higher proceeds from maturities of marketable securities and lower purchases of property and equipment, partially offset by higher purchases of marketable securities.

     As of June 30, 2011, we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $288,000 and $10.2 million, respectively. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million.

Contractual Obligations

       As of June 30, 2011, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2012-	2014-	After
Contractual Obligations (1)	Total	in 2011	2013	2015	2015
	(Amounts in thousands)
Equipment leases	$35	$10	$25	$—	$—
Operating leases (2)	—	—	—	—	—
Research funding (3)	2,772	858	1,022	367	525
Total contractual cash obligations	$2,807	$868	$1,047	$367	$525

____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the Company or severance payments to key employees under involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world.

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

     The fair value of our cash equivalents and marketable securities at June 30, 2011 was $189.0 million. These investments include $29.7 million of cash equivalents that are due in less than 90 days, $119.7 million of short-term investments that are due in less than one year and $39.6 million of long-term investments that are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, certificates of deposit, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of June 30, 2011, there was an immaterial currency exchange impact from our intercompany transactions. As of June 30, 2011, we did not engage in foreign currency hedging activities.

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

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On December 6, 2010, we entered into an exclusive license agreement with Angiochem, Inc. (Angiochem) with respect to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the blood-brain barrier (BBB) to enable the treatment of primary brain cancers and cancers that have metastasized to the brain. The exclusive license agreement covers Angiochem’s proprietary receptor-targeting peptides conjugated to tubulin disassembly inhibitors, including ANG1005 (now GRN1005), a novel taxane derivative. We plan to initiate a Phase 2 clinical trial of GRN1005 in the second half of 2011 in patients with brain metastases.

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

     Changes in governmental regulations relating to funding of stem cell research may also materially impact our product development programs and result in an increase to the volatility of the market price of our common stock. For example, in March 2009 President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research to allow federal funding for research using hESCs derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. However, in August 2010 the Federal District Court for the District of Columbia issued a preliminary injunction prohibiting federal funding for hESC research. The injunction was initially stayed by a federal appeals court and then overturned by the appeals court in April 2011. The case will now continue and may ultimately be appealed to the United States Supreme Court. Meanwhile, certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of June 30, 2011, our accumulated deficit was approximately $734.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

  the number and type of product candidates we pursue;

  the time and costs involved in obtaining regulatory approvals and clearances; and

  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.
     Our current committed sources of additional capital are limited to our equipment financing facility and our loan arrangement with the California Institute for Regenerative Medicine (CIRM). Notably, the receipt of future disbursements from our loan arrangement with CIRM is subject to the achievement of various milestones and proceeds received, if any, must be used solely to fund the clinical development of GRNOPC1 for the treatment of spinal cord injury. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to our stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

Our loan arrangement with the California Institute for Regenerative Medicine (CIRM) contains progress milestones that must be achieved prior to receiving future disbursements, as well as certain covenants that limit our flexibility to use the proceeds and in operating our business.

     On August 1, 2011, we entered into a loan agreement with CIRM that provides us with a product-backed loan in an amount up to approximately $25.0 million to support the clinical development of our human embryonic stem-cell derived oligodendrocyte progenitor cell therapy (GRNOPC1) for the treatment of spinal cord injury. Our ability to receive any future disbursements under the loan is subject to the achievement of certain progress milestones set forth in the Notice of Loan Award (NLA). Whether we can achieve these milestones and, as a result, receive future disbursements under the loan is uncertain.

     The loan agreement with CIRM contains certain restrictions on our ability to use the proceeds from the loan, specifically, the proceeds we receive must be used solely to fund the clinical development of GRNOPC1 for the treatment of spinal cord injury. In addition, the loan agreement contains covenants that limit our flexibility to engage in specified types of transactions, including, among other things:
  maintaining sufficient capital to fund our portion of the GRNOPC1 project costs and the outstanding loan balance;

  selling, transferring, leasing or disposing of certain of our assets;

  creating, incurring or assuming additional indebtedness related to our GRNOPC1 project;

  encumbering or permitting liens on certain of our assets;

  making restricted payments, including paying dividends on, repurchasing or making cash distributions with respect to our common stock; making specified investments (including loans and advances);

  consolidating, merging, selling or otherwise disposing of all or substantially all of our assets; and

  entering into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under our loan agreement. Upon the occurrence of an event of default under our loan agreement, CIRM could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments regarding future disbursements.

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

  forcing us to cease using the disputed technology;or

  requiring us to develop or obtain alternative technologies.
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

     Our business depends on several critical technologies that are based in part on patents licensed from third parties, including the exclusive worldwide license rights we obtained from Angiochem in December 2010. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology would be severely adversely affected.

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

     Historically, our stock price has been extremely volatile. Between January 1, 2001 and June 30, 2011, our stock has traded as high as $20.75 per share and as low as $1.41 per share. Between January 1, 2008 and June 30, 2011, the price has ranged between a high of $9.24 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

     Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. In December 2010, a purported securities class action complaint was filed naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition. The case was voluntarily dismissed, without prejudice in February 2011. In January and February 2011, purported shareholder derivative complaints were filed against the members of our board of directors and one of our executive officers. The derivative complaints were based on the same factual background as the same dismissed class action, and alleged that the defendants breached their fiduciary duties. Each of the derivative cases was voluntarily dismissed, without prejudice, in March 2011. Such securities-related litigation may be filed in the future and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of June 30, 2011, we had 200,000,000 shares of common stock authorized for issuance and 131,401,243 shares of common stock outstanding. In addition, as of June 30, 2011, we have reserved approximately 32,617,456 shares of common stock for future issuance pursuant to our stock plans, potential milestone payments and outstanding warrants. We also anticipate that we will need to reserve additional shares in connection with the issuance of warrants to CIRM pursuant to our loan arrangement for future disbursements.

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

Provisions in our charter, bylaws and Delaware law may inhibit potential acquisition bids for us, which may prevent holders of our common stock from benefiting from what they believe may be the positive aspects of acquisitions and takeovers.

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

     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1 +	Geron Corporation 2011 Incentive Award Plan. *

10.2	Amended and Restated 2006 Directors’ Stock Option Plan. *

10.3	Offer letter agreement between Registrant and Melanie I. Nallicheri, dated February 1, 2011. *

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **
____________________

+	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 16, 2011.

*	Management contract or compensation plan or arrangement.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
President, Interim Chief Executive Officer
and Chief Financial Officer
Date: August 5, 2011		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
10.1 +	Geron Corporation 2011 Incentive Award Plan. *

10.2	Amended and Restated 2006 Directors’ Stock Option Plan. *

10.3	Offer letter agreement between Registrant and Melanie I. Nallicheri, dated February 1, 2011. *

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **
____________________

+	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on May 16, 2011.

*	Management contract or compensation plan or arrangement.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.