Form 10-Q
period 2011-09-30
GERON CORP
filed 2011-11-03
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 24, 2011:
Common Stock, $0.001 par value	131,473,556 shares

GERON CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$33,975	$45,972
Restricted cash	793	792
Current portion of marketable securities	108,127	140,599
Interest and other receivables	1,569	1,799
Current portion of prepaid assets	2,840	5,855
Total current assets	147,304	195,017
Noncurrent portion of marketable securities	37,921	33,911
Noncurrent portion of prepaid assets	—	854
Investments in licensees	—	504
Property and equipment, net	2,247	3,088
Deposits and other assets	932	210
	$188,404	$233,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,006	$3,462
Accrued compensation	2,855	6,186
Accrued liabilities	3,005	2,644
Stock issuance obligation	—	27,500
Deferred revenue	—	350
Fair value of derivatives	137	707
Total current liabilities	10,003	40,849
Long-term debt	3,194	—
Commitments and contingencies
Stockholders’ equity:
Common stock	132	123
Additional paid-in capital	928,898	881,358
Accumulated deficit	(753,649)	(688,650)
Accumulated other comprehensive loss	(174)	(96)
Total stockholders’ equity	175,207	192,735
	$188,404	$233,584

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenues from collaborative agreements	$—	$203	$300	$653
License fees and royalties	220	343	1,887	1,812
Total revenues	220	546	2,187	2,465

Operating expenses:
Research and development (including amounts
for related parties: three months - 2011-none;
2010-$53; nine months – 2011-none; 2010-$697)	16,345	13,728	49,644	40,662
General and administrative	3,811	5,021	18,251	13,359
Total operating expenses	20,156	18,749	67,895	54,021
Loss from operations	(19,936)	(18,203)	(65,708)	(51,556)
Unrealized gain (loss) on derivatives, net	291	(97)	570	133
Interest and other income	237	223	820	619
Losses recognized under equity method investment	—	(243)	(503)	(1,135)
Interest and other expense	(114)	(24)	(178)	(76)
Net loss	$(19,522)	$(18,344)	$(64,999)	$(52,015)

Basic and diluted net loss per share	$(0.16)	$(0.19)	$(0.52)	$(0.54)

Shares used in computing basic and diluted net loss
per share	125,101,177	97,476,668	124,259,698	96,400,276

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(64,999)	$(52,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	1,208
Accretion and amortization on investments, net	3,533	2,803
Accretion of discount on long-term debt	33	—
Interest expense on long-term debt	20	—
Loss on retirement/sale of property and equipment	—	53
Issuance of common stock for acquired in-process research and development	594	—
Issuance of common stock in exchange for services by non-employees	507	3,033
Stock-based compensation for employees and directors	12,532	10,442
Amortization related to 401(k) contributions	630	514
Loss on investments in licensees	503	1,135
Unrealized gain on fair value of derivatives	(570)	(133)
Changes in assets and liabilities:
Other current and noncurrent assets	3,557	3,778
Other current and noncurrent liabilities	1,395	1,033
Translation adjustment	4	12
Net cash used in operating activities	(41,025)	(28,137)

Cash flows from investing activities:
Restricted cash transfer	(1)	(1)
Purchases of property and equipment	(395)	(542)
Proceeds from sale of property and equipment	—	2
Purchases of marketable securities	(104,591)	(95,855)
Proceeds from maturities of marketable securities	129,439	114,195
Proceeds from sale of investments in licensees	1	—
Net cash provided by investing activities	24,453	17,799

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	293	10,227
Proceeds from issuance of long-term debt	4,282	—
Net cash provided by financing activities	4,575	10,227
Net decrease in cash and cash equivalents	(11,997)	(111)
Cash and cash equivalents at the beginning of the period	45,972	34,601
Cash and cash equivalents at the end of the period	$33,975	$34,490

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2011 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

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

     Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 531,446 and 1,117,454 shares for 2011 and 2010, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
SEPTEMBER 30, 2011
(UNAUDITED)

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

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three and nine months ended September 30, 2011 and 2010. See Note 2 on Fair Value Measurements.

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

     We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees, but are not the primary beneficiary. Under this method, we increase (decrease) the carrying value of our investment by a proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments to provide financial support include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a consistent past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. We recognize previously suspended losses to the extent additional investment is determined to represent the funding of prior losses.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

Long-Term Debt

     We estimate the fair value of our long-term debt instruments using market information for similar long-term debt. In connection with each disbursement under the Loan Agreement with the California Institute for Regenerative Medicine (CIRM), we are obligated to issue to CIRM warrants to purchase our common stock. The fair value of the CIRM warrants is estimated using the Black Scholes option-pricing model. The carrying value of the CIRM loan is determined by allocating the proceeds between the fair values of the debt and warrants using the relative fair value method. The discount to the debt resulting from the allocation of proceeds between fair values of the debt and warrants is amortized to interest expense and accreted to the principal face value of the debt over the term of the CIRM loan using the effective interest rate method. Allocation of proceeds to the fair value of the warrants is recorded as permanent equity.  For further discussion regarding the CIRM loan and warrants, see Note 4 on Long-Term Debt.

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

Research and Development

     Research and development expenses consist of expenses incurred in identifying, developing and testing our product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, acquired in-process research and development deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead. Research and development costs are expensed as incurred, including payments made under our license agreements.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

     A significant component of our research and development expenses is clinical trial costs. We review and accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$1,421	$2,124	$4,685	$4,867
General and administrative	945	2,198	7,847	5,575
Stock-based compensation expense included in
operating expenses	$2,366	$4,322	$12,532	$10,442

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

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but, at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Stock Options

     The fair value of options granted during the nine months ended September 30, 2011 and 2010 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2011	2010
Dividend yield	None	None
Expected volatility range	0.629 to 0.644	0.625 to 0.629
Risk-free interest rate range	0.88% to 2.37%	1.46% to 2.65%
Expected term	5 yrs	5 yrs

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the nine months ended September 30, 2011 and 2010 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2011	2010
Dividend yield	None	None
Expected volatility range	0.278 to 0.584	0.468 to 0.995
Risk-free interest rate range	0.10% to 0.32%	0.18% to 0.54%
Expected term range	6 - 12 mos	6 - 12 mos

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

     The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service has been provided prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 as the achievement of the specified performance criteria was not considered probable during that time.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

     The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards were not achieved as of September 30, 2011.

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

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss. The activity in comprehensive loss during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(19,522)	$(18,344)	$(64,999)	$(52,015)
Change in net unrealized gain on available-for-sale
securities and marketable investments in licensees	(124)	240	(82)	378
Change in foreign currency translation adjustments	(8)	15	4	12
Comprehensive loss	$(19,654)	$(18,089)	$(65,077)	$(51,625)

     The components of accumulated other comprehensive loss were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Unrealized (loss) gain on available-for-sale securities and
marketable investments in licensees, net	$(10)	$72
Foreign currency translation adjustments	(164)	(168)
Accumulated other comprehensive loss	$(174)	$(96)

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

     Marketable securities by security type at September 30, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$11,056	$—	$—	$11,056
Municipal securities	15,195	—	—	15,195
	$26,251	$—	$—	$26,251
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Certificate of deposit (due in less than 1 year)	$332	$—	$—	$332
Government-sponsored enterprise securities (due in
less than 1 year)	12,139	12	(1)	12,150
Government-sponsored enterprise securities (due in
1 to 2 years)	12,490	38	(21)	12,507
Commercial paper (due in less than 1 year)	27,210	38	—	27,248
Corporate notes (due in less than 1 year)	68,453	14	(70)	68,397
Corporate notes (due in 1 to 2 years)	25,434	26	(46)	25,414
	$146,058	$128	$(138)	$146,048

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

     Marketable securities by security type at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$21,076	$—	$—	$21,076
Municipal securities	18,450	—	—	18,450
Commercial paper	3,499	—	—	3,499
Corporate notes	1,856	—	(1)	1,855
	$44,881	$—	$(1)	$44,880
Restricted cash:
Certificates of deposit	$792	$—	$—	$792
Marketable securities:
Certificate of deposit (due in less than 1 year)	$325	$—	$—	$325
Government-sponsored enterprise securities (due in
less than 1 year)	11,288	—	(1)	11,287
Government-sponsored enterprise securities (due in
1 to 2 years)	27,270	9	(11)	27,268
Commercial paper (due in less than 1 year)	12,087	7	—	12,094
Corporate notes (due in less than 1 year)	116,822	127	(56)	116,893
Corporate notes (due in 1 to 2 years)	6,645	1	(3)	6,643
Investments in licensees	1	—	—	1
	$174,438	$144	$(71)	$174,511

     Marketable securities with unrealized losses at September 30, 2011 and December 31, 2010 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of September 30, 2011:
Government-sponsored enterprise
securities (due in less than 1 year)	$4,033	$(1)	$—	$—	$4,033	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	3,980	(21)	—	—	3,980	(21)
Corporate notes (due in less than 1 year)	52,671	(70)	—	—	52,671	(70)
Corporate notes (due in 1 to 2 years)	14,990	(46)	—	—	14,990	(46)
	$75,674	$(138)	$—	$—	$75,674	$(138)
As of December 31, 2010:
Government-sponsored enterprise
securities (due in less than 1 year)	$7,287	$(1)	$—	$—	$7,287	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	15,287	(11)	—	—	15,287	(11)
Corporate notes (due in less than 1 year)	61,354	(56)	3,019	(1)	64,373	(57)
Corporate notes (due in 1 to 2 years)	4,313	(3)	—	—	4,313	(3)
	$88,241	$(71)	$3,019	$(1)	$91,260	$(72)

     The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of September 30, 2011 and December 31, 2010 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of September 30, 2011 and December 31, 2010 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

     As of September 30, 2011 and December 31, 2010, the carrying values of our investments in non-marketable nonpublic companies were zero and $503,000, respectively. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and nine months ended September 30, 2011 and 2010. See Note 3 on Equity Method Investment for further discussion of investments in licensees.

Derivatives

     Warrants to purchase common stock and non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2011	December 31, 2010
Dividend yield	None	None
Expected volatility	0.700	0.668
Risk-free interest rate	0.42%	2.01%
Expected term	4 yrs	4 yrs

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

     As of September 30, 2011 and December 31, 2010, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At September 30, 2011		At December 31, 2010
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$137	284,600	$707

     Non-employee options for which performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheet. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. No reclassifications from current liabilities to stockholders’ equity were made for derivatives during the nine months ended September 30, 2011.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Long-Term Debt

     We estimate the fair value of our long-term debt instruments using market information for similar long-term debt. In connection with each disbursement under the CIRM loan, we are obligated to issue to CIRM warrants to purchase our common stock. The fair value of the CIRM warrants is estimated using the Black-Scholes option-pricing model. The carrying value of the CIRM loan is determined by allocating the proceeds between the fair values of the debt and warrants using the relative fair value method. The estimated fair value of our outstanding debt as of the date of issuance was $3,141,000. The book value of our outstanding debt as of September 30, 2011 was $3,194,000, which includes amortized debt discount of $33,000 and accrued interest of $20,000. For further discussion regarding the CIRM loan and warrants, see Note 4 on Long-Term Debt.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$11,056	$—	$—	$11,056
Certificate of deposit (2)	332	—	—	332
Municipal securities (1)	—	15,195	—	15,195
Government-sponsored enterprise securities (2) (3)	—	24,657	—	24,657
Commercial paper (2)	—	27,248	—	27,248
Corporate notes (2) (3)	—	93,811	—	93,811
Total	$11,388	$160,911	$—	$172,299

	Fair Value Measurements at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Derivatives (4)	$—	$—	$137	$137
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.

(2)	Included in current marketable securities on our condensed consolidated balance sheet.

(3)	Included in noncurrent marketable securities on our condensed consolidated balance sheet.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheet.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

     The tables below include a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2011 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2011
						Change in
						Unrealized Gains
		Total	Purchases,			Related to
		Unrealized	Sales,	Transfers		Financial
	Fair Value at	Gains	Issuances,	In and/or	Fair Value at	Instruments
	June 30,	Included in	Settlements,	Out of	September 30,	Held at
(In thousands)	2011	Earnings, net (1)	net	Level 3	2011	September 30, 2011 (1)
Derivative liabilities	$428	$(291)	$—	$—	$137	$(291)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2011
						Change in
						Unrealized Gains
		Total	Purchases,			Related to
		Unrealized	Sales,	Transfers		Financial
	Fair Value at	Gains	Issuances,	In and/or	Fair Value at	Instruments
	December 31,	Included in	Settlements,	Out of	September 30,	Held at
(In thousands)	2010	Earnings, net (1)	net	Level 3	2011	September 30, 2011 (1)
Derivative liabilities	$707	$(570)	$—	$—	$137	$(570)
____________________

(1)	Reported as unrealized gain on fair value of derivatives in our condensed consolidated statements of operations.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

     In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC, previously referred to as Exeter). As of September 30, 2011, ownership of ViaGen was as follows: MCC – 58%; Geron – 40%; and Smithfield Foods – 2%.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However, as of September 30, 2011, we lacked the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which is currently comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member, giving them majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our consolidated results.

     For the three and nine months ended September 30, 2011, we recognized zero and $503,000, respectively, for our proportionate share of ViaGen’s operating losses compared to $243,000 and $1,135,000 for the comparable 2010 periods. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment.

     Our maximum exposure to loss pertaining to ViaGen represents the balance sheet carrying amount of our investment in ViaGen which reflects the initial amount of cash invested less our proportionate share of losses over time. The adjusted basis of our investment in ViaGen at September 30, 2011 and December 31, 2010 was zero and $503,000, respectively, which is reflected under investments in licensees on our condensed consolidated balance sheet. We suspended the equity method of accounting during the quarter ended June 30, 2011 since the adjusted basis of our investment was zero at June 30, 2011 and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

4. LONG-TERM DEBT

     Effective August 1, 2011, we entered into a Loan Agreement with the California Institute for Regenerative Medicine (CIRM) solely to support development of our human embryonic stem-cell derived oligodendrocyte progenitor therapy (GRNOPC1) for the treatment of spinal cord injury. CIRM shall disburse an aggregate of approximately $24,847,000 to us over a period of three years commencing on August 1, 2011 and ending on July 31, 2014. The disbursements are pursuant to an established schedule and, in certain cases, are conditioned upon the achievement of project milestones. The interest rate for each quarterly disbursement of the loan is equal to the one-year London Interbank Offered Rate (LIBOR) plus 2%. Interest is compounded annually on the principal amount from the date of the applicable disbursement. Repayment of the principal and any accrued interest shall be due and payable at the end of the initial term of five years (August 1, 2016). We may request extension of the Loan Agreement for one additional term of five years to August 1, 2021. If the loan is extended, certain interest payments are due during the second five years. Repayment of principal and interest may be suspended if the supported project is abandoned for any reason. Any principal or interest amount that has not been due and payable for 15 years after the granting of a suspension of repayment automatically will be forgiven by CIRM.

     CIRM has the right to accelerate repayment of the loan amount in the event of a change in control of Geron and under certain termination provisions, such as in the event of a no go milestone, including, but not limited to, the occurrence of serious safety issues in a clinical trial that lead to termination of all clinical studies under the GRNOPC1 spinal cord injury project. If certain progress milestones are not met at the end of the first or second year of the project, CIRM may adjust the schedule of disbursements for subsequent years, based on the project costs associated with the elements of the milestone that are unmet, upon consultation with us.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

     Other conditions of the Loan Agreement include customary representations, warranties and covenants, including restrictions on our ability to issue cash dividends and execute certain stock repurchases, as well as requirements to maintain certain levels of insurance coverage, quality of investments and sufficient assets during the term of the loan equal to the total loan commitment, or approximately $24,847,000, plus any accrued interest to date. The Loan Agreement is unsecured and ranks senior to any of our current or future indebtedness and other liabilities. As of September 30, 2011, we were in compliance with all material covenants under the Loan Agreement.

     In connection with each disbursement, we are obligated to issue to CIRM a warrant to purchase Geron common stock. The number of shares underlying each of the warrants will be equal to 50% of the applicable disbursement amount divided by the average of the closing sales prices of Geron common stock as reported by The NASDAQ Global Select Market for the ten consecutive trading days immediately preceding the corresponding disbursement (Average Closing Price). The exercise price of each warrant shall also be equal to the Average Closing Price preceding the issuance of the warrant. Each of the warrants and the underlying common stock will be unregistered and each warrant shall have a term of ten years from the respective date of issuance.

     As of September 30, 2011, we have received aggregate disbursements of approximately $4,282,000 under the Loan Agreement and we have issued to CIRM warrants to purchase an aggregate of 537,893 shares of Geron common stock. Warrants issued to CIRM were assigned a fair value of $1,556,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.77%; expected life of ten years; volatility of 72.51% and expected dividend yield of 0%. The proceeds received under the Loan Agreement were allocated between the principal loan and the warrants based on the relative fair value method and recorded on our condensed consolidated balance sheet as follows: $3,141,000 as long-term debt for the fair value of the loan and $1,141,000 as a discount to the debt and as permanent equity in additional paid-in capital. The debt discount is being amortized to interest expense and accreted to the principal face value of the debt over the five-year loan term using the effective interest rate method.

     As of September 30, 2011, the book value of our outstanding debt was $3,194,000, which includes amortized debt discount of $33,000 and accrued interest of $20,000. For the three months ended September 30, 2011, $33,000 has been recorded as interest expense for debt discount amortization and approximately $1,108,000 remains as unamortized debt discount as of September 30, 2011. The aggregate debt maturity which would occur in 2016, subject to the terms of the loan as described above, was approximately $4,282,000 as of September 30, 2011.

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

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and were recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for our efforts under the alliance program was recognized as revenue as costs were incurred, which reflected our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. For the three and nine months ended September 30, 2011, we recognized zero and $300,000, respectively, as revenue from collaborative agreements, compared to $203,000 and $653,000 for the comparable 2010 periods. For the three and nine months ended September 30, 2011, we recognized zero and $350,000, respectively, as license fee revenue, compared to $175,000 and $525,000 for the comparable 2010 periods.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended
	September 30,
(In Thousands)	2011	2010
Supplemental Operating Activities:
Issuance of common stock for performance bonus	$2,807	$—
Issuance of common stock for 401(k) matching contributions	1,294	1,034
Issuance of common stock for acquired in-process research and development	27,500	—
Issuances of common stock for services rendered to date
or to be received in future periods	251	8,468
Reclassification between deposits and other current assets	(180)	131
Supplemental Investing Activities:
Net unrealized (loss) gain on marketable securities and investments in licensees	(82)	378

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

     Geron is developing first-in-class biopharmaceuticals for the treatment of cancer and chronic degenerative diseases. We are advancing anti-cancer therapies through multiple Phase 2 clinical trials in different cancers by targeting the enzyme telomerase and with a compound designed to penetrate the blood-brain barrier (BBB). The company is developing cell therapies from differentiated human embryonic stem cells, with the first product in a Phase 1 clinical trial for spinal cord injury.

     Our results of operations have fluctuated from period-to-period and may continue to fluctuate in the future, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks related to our research and development efforts, need for future capital, timely completion of our clinical trials, uncertainty of clinical trial results or regulatory approvals or clearances, manufacturing of our product candidates at scales and costs appropriate for commercialization, enforcement of our patent and proprietary rights, reliance upon our collaborative partners and potential competition. In order for our product candidates to be commercialized, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the safety and efficacy of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2011 that materially impact our condensed consolidated financial statements as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as described below with respect to our loan agreement with the California Institute for Regenerative Medicine in the section titled “Long-Term Debt” and Note 4 of Notes to Condensed Consolidated Financial Statements.

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

Long-Term Debt

     We estimate the fair value of our long-term debt instruments using market information for similar long-term debt. In connection with each disbursement under the Loan Agreement with the California Institute for Regenerative Medicine (CIRM), we are obligated to issue to CIRM warrants to purchase our common stock. The fair value of the CIRM warrants is estimated using the Black Scholes option-pricing model. Option-pricing model assumptions such as expected volatility, risk-free interest rate and expected term impact the fair value estimate which affects the value recorded as debt discount and resulting interest expense amortization. The carrying value of the CIRM loan is determined by allocating the proceeds between the fair values of the debt and warrants using the relative fair value method. The discount to the debt resulting from the allocation of proceeds between fair values of the debt and warrants is amortized to interest expense and accreted to the principal face value of the debt over the term of the CIRM loan using the effective interest rate method. Allocation of proceeds to the fair value of the warrants is recorded as permanent equity. For further discussion regarding the CIRM loan and warrants, see Note 4 on Long-Term Debt in Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

     We recognized revenues from collaborative agreements of zero and $300,000 for the three and nine months ended September 30, 2011, respectively, compared to $203,000 and $653,000 for the comparable 2010 periods. Revenues in 2011 and 2010 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare).

     We have entered into license and option agreements with companies involved in oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are entitled to receive license fees, option fees, milestone payments and royalties on future sales, or any combination thereof. We recognized license fee revenues of $165,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared to $295,000 and $1.2 million for the comparable 2010 periods related to our various agreements. Current revenues may not be predictive of future revenues.

     We received royalties of $55,000 and $813,000 for the three and nine months ended September 30, 2011, respectively, compared to $48,000 and $610,000 for the comparable 2010 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. License and royalty revenues are dependent upon additional agreements being signed and future product sales.

Research and Development Expenses

     Research and development expenses were $16.3 million and $49.6 million for the three and nine months ended September 30, 2011, respectively, compared to $13.7 million and $40.7 million for the comparable 2010 periods. The increase in research and development expenses for the three months ended September 30, 2011, compared to the comparable 2010 period was primarily the result of increased clinical trial costs of $1.7 million for the start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial of GRNOPC1 and higher clinical drug product purchases and manufacturing costs of $2.5 million related to imetelstat and GRN1005, offset by reduced preclinical study and scientific supply costs of $848,000 and lower non-cash stock based compensation expense of $703,000. The increase in research and development expenses for the nine months ended September 30, 2011, compared to the comparable 2010 period was primarily the result of increased clinical trial costs of $5.0 million for the start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial of GRNOPC1 and higher clinical drug product purchases and manufacturing costs of $4.0 million related to imetelstat and GRN1005. Overall, we expect research and development expenses to increase as we incur expenses related to the initiation of GRN1005 Phase 2 clinical trials in the fourth quarter of 2011 and ongoing support of the imetelstat Phase 2 trials and the GRNOPC1 Phase 1 trial.

     The following table briefly describes our current clinical development product candidates and their stage of development:

Product	Product Description	Disease Treatment	Development Stage	Patient Enrollment Status
Imetelstat	Telomerase Inhibitor	Non-Small Cell Lung	Phase 2 Trial	Open
(GRN163L)		Cancer (NSCLC)
		Breast Cancer	Phase 2 Trial	Open
		Multiple Myeloma	Phase 2 Trial	Open
		Essential	Phase 2 Trial	Open
Thrombocythemia
GRN1005	Peptide-Conjugated	Brain Metastases from	Phase 2 Trial	Planned to open in
	Paclitaxel	Breast Cancer		fourth quarter 2011
		Brain Metastases from	Phase 2 Trial	Planned to open in
		NSCLC		fourth quarter 2011
GRNOPC1	Oligodendrocyte	Spinal Cord Injury	Phase 1 Trial	Open
Progenitor Cells

     Having met our main objectives for Phase 1 of assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of imetelstat, we are advancing the product candidate through Phase 2 clinical trials in four different malignancies. Two of the Phase 2 trials are randomized studies that test imetelstat in patients with NSCLC as maintenance therapy following platinum-based induction therapy and in patients with locally recurrent or metastatic breast cancer in combination with paclitaxel (with or without bevacizumab). The other two Phase 2 trials are single-arm studies that test imetelstat in patients with essential thrombocythemia (ET) and in patients with previously treated multiple myeloma. Patients have been enrolled in all four clinical trials.

     On December 6, 2010, we and Angiochem entered into an Exclusive License Agreement that provides us with a worldwide exclusive license, with the right to grant sublicenses, to Angiochem’s proprietary peptide technology that facilitates the transfer of anti-cancer compounds across the BBB to be used with tubulin disassembly inhibitors. Our initial product candidate under the license is GRN1005 (formerly ANG1005), a novel peptide-drug conjugate, which we are advancing to Phase 2 clinical studies in patients with brain metastases from breast cancer and brain metastases from NSCLC.

     We have developed proprietary methods to grow, maintain, and scale the culture of undifferentiated hESCs using feeder cell-free and serum-free media with chemically defined components. Moreover, we have developed scalable processes to differentiate these cells into therapeutically relevant cells and cryopreserved formulations of these cells to enable our business model of delivering “on demand” cells for therapeutic use. We initiated the Phase 1 clinical trial of GRNOPC1 in patients with spinal cord injury with the first subject receiving cells in October 2010. A total of four patients are currently enrolled in the trial with the fourth subject receiving cells in September 2011. This is the first FDA-approved clinical trial of a cellular therapy derived from hESCs to be initiated. The clinical trial is a Phase 1 multi-center study designed to assess the safety and tolerability of GRNOPC1 in patients with complete ASIA (American Spinal Injury Association) Impairment Scale grade A thoracic spinal cord injuries. Seven clinical sites are currently open for patient enrollment.

     Research and development expenses incurred under each of these programs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Oncology	$10,073	$6,281	$28,318	$19,115
hESC Therapies	6,272	7,447	21,326	21,547
Total	$16,345	$13,728	$49,644	$40,662

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

     According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our product candidates is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict. The costs to take a product through clinical trials are dependent upon a number of factors including, but not limited to, the clinical indications, timing, size and design of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. In addition, product candidates may be found to be ineffective or to cause unacceptable side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals or may prove impractical to manufacture in commercial quantities at reasonable cost or with acceptable quality. Furthermore, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product.

     The lengthy process of seeking these regulatory reviews and approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA or a BLA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. We cannot provide assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

     For a more complete discussion of the risks and uncertainties associated with completing development of our product candidates, see the sub-sections titled “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report.

General and Administrative Expenses

     General and administrative expenses were $3.8 million and $18.3 million for the three and nine months ended September 30, 2011, respectively, compared to $5.0 million and $13.4 million for the comparable 2010 periods. The decrease in general and administrative expenses for the three months ended September 30, 2011, compared to the comparable 2010 period primarily reflects lower non-cash stock-based compensation expense of $1.3 million. The increase in general and administrative expenses for the nine months ended September 30, 2011, compared to the comparable 2010 period primarily reflects expenses incurred pursuant to the separation agreement executed in February 2011 with Thomas B. Okarma Ph.D., M.D., our former CEO, which includes $3.5 million in non-cash stock-based compensation expense associated with the modification of outstanding equity awards held by Dr. Okarma, in addition to higher corporate legal and consulting fees and increased legal costs associated with our patents.

Unrealized Gain (Loss) on Derivatives

     Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of warrants to purchase common stock and options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $291,000 and $570,000 for the three and nine months ended September 30, 2011, respectively, compared to an unrealized loss of $97,000 and an unrealized gain of $133,000 for the comparable 2010 periods. The unrealized gains and losses on derivatives for 2011 and 2010 primarily reflect the change in fair values of derivative liabilities as a result of fluctuations in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $237,000 and $820,000 for the three and nine months ended September 30, 2011, respectively, compared to $223,000 and $619,000 for the comparable 2010 periods. The increase in interest and other income in 2011 compared to 2010 was due to higher cash and investment balances as a result of the receipt of $93.7 million in net proceeds in December 2010 from an underwritten public offering of our common stock. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of zero and $503,000 for the three and nine months ended September 30, 2011, respectively, compared to $243,000 and $1.1 million for the comparable 2010 periods for our proportionate share of ViaGen’s losses. See Note 3 on Equity Method Investment in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

     Interest and other expense was $114,000 and $178,000 for the three and nine months ended September 30, 2011, respectively, compared to $24,000 and $76,000 for the comparable 2010 periods. The increase in interest and other expense in 2011 compared to 2010 primarily reflects $53,000 in interest expense resulting from the amortization of the debt discount and accrual of interest on the CIRM loan. See Note 4 on Long-Term Debt in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the CIRM loan.

Net Loss

     Net loss was $19.5 million and $65.0 million for the three and nine months ended September 30, 2011, respectively, compared to $18.3 million and $52.0 million for the comparable 2010 periods. The increase in net loss in 2011 compared to 2010 was primarily due to higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial of GRNOPC1, increased clinical drug product purchases and manufacturing costs for imetelstat and GRN1005 and higher personnel costs, which primarily consisted of non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at September 30, 2011 were $180.8 million, which included approximately $24.8 million that we are required to maintain pursuant to covenants in our loan agreement with CIRM, compared to $221.3 million at December 31, 2010. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes, commercial paper and asset-backed securities. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, we cannot provide assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2011 was the result of use of cash for operations.

     We estimate that our existing capital resources, interest income, scheduled disbursements under our loan agreement with CIRM and amounts available to us under our equipment financing facility will be sufficient to fund our current level of operations through at least December 2012. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the expenditure of available resources before such time. Factors that may require us to use our available capital resources sooner than we anticipate include:
  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2011 and beyond;

  changes in our clinical development plans for our product candidates, imetelstat, GRN1005 and GRNOPC1;

  our ability to meaningfully reduce manufacturing costs of current product candidates;

  changes in the magnitude and scope of our research and development programs, including the number and type of product candidates we intend to pursue;

  timing of the initiation of future clinical trials for our product candidates and future clinical trial results;

  whether we establish new and maintain existing strategic arrangements for research, development, clinical testing, manufacturing and marketing;

  reduction in the schedule of disbursements from CIRM under our loan agreement as a result of progress milestones not being met;

  the receipt of an accelerated repayment demand from CIRM as a result of a no go milestone occurring under our loan agreement;

  CIRM’s denial of a request for loan repayment suspension;

  progress of our research programs;

  the cost and timing of regulatory approvals; and

  the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
     Our minimum liquidity requirements are also determined by financial covenants in our loan agreement with CIRM as described below.

     If our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we would need to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

     Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2011 and 2010 was $41.0 million and $28.1 million, respectively. The increase in net cash used for operations in 2011 was primarily the result of higher clinical trial costs for start-up and enrollment of four Phase 2 clinical trials of imetelstat and the Phase 1 clinical trial of GRNOPC1 and increased clinical drug product purchases and manufacturing costs for imetelstat and GRN1005.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2011 and 2010 was $24.5 million and $17.8 million, respectively. The increase in net cash provided by investing activities reflected higher proceeds from maturities of marketable securities, partially offset by higher purchases of marketable securities.

     As of September 30, 2011, we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $4.6 million and $10.2 million, respectively. In August 2011, we entered into a Loan Agreement with CIRM solely to support development of GRNOPC1 for the treatment of spinal cord injury. As of September 30, 2011, we have received aggregate disbursements of approximately $4.3 million under the Loan Agreement. In January 2010, we exchanged outstanding warrants held by certain institutional investors for shares of our common stock. In connection with the warrant exchange, we sold 1,481,481 shares of our common stock and warrants to purchase an additional 740,741 shares of common stock to the investors for gross proceeds of $10.0 million.

Long-Term Debt

     Effective August 1, 2011, we entered into a Loan Agreement with CIRM solely to support development of GRNOPC1 for the treatment of spinal cord injury. CIRM shall disburse an aggregate of approximately $24.8 million to us over a period of three years commencing on August 1, 2011 and ending on July 31, 2014. The disbursements are pursuant to an established schedule and, in certain cases, are conditioned upon the achievement of project milestones. The interest rate for each quarterly disbursement of the loan is equal to the one-year London Interbank Offered Rate (LIBOR) plus 2%. Interest is compounded annually on the principal amount from the date of the applicable disbursement. Repayment of the principal and any accrued interest shall be due and payable at the end of the initial term of five years (August 1, 2016). We may request extension of the Loan Agreement for one additional term of five years to August 1, 2021. If the loan is extended, certain interest payments are due during the second five years. Repayment of principal and interest may be suspended if the supported project is abandoned for any reason. Any principal or interest amount that has not been due and payable for 15 years after the granting of a suspension of repayment automatically will be forgiven by CIRM.

     CIRM has the right to accelerate repayment of the loan amount in the event of a change in control of Geron and under certain termination provisions, such as in the event of a no go milestone, including, but not limited to, the occurrence of serious safety issues in a clinical trial that lead to termination of all clinical studies under the GRNOPC1 spinal cord injury project. If certain progress milestones are not met at the end of the first or second year of the project, CIRM may adjust the schedule of disbursements for subsequent years, based on the project costs associated with the elements of the milestone that are unmet, upon consultation with us.

     Other conditions of the Loan Agreement include customary representations, warranties and covenants, including restrictions on our ability to issue cash dividends and execute certain stock repurchases, as well as requirements to maintain certain levels of insurance coverage, quality of investments and sufficient assets during the term of the loan equal to approximately $24.8 million plus any accrued interest to date. The Loan Agreement is unsecured and ranks senior to any of our current or future indebtedness and other liabilities. As of September 30, 2011, we were in compliance with all material covenants under the Loan Agreement.

     In connection with each disbursement, we are obligated to issue to CIRM a warrant to purchase our common stock. The number of shares underlying each of the warrants will be equal to 50% of the applicable disbursement amount divided by the average of the closing sales price of our common stock as reported by The NASDAQ Global Select Market for the ten consecutive trading days immediately preceding the corresponding disbursement (the Average Closing Price). The exercise price of each warrant shall also be equal to the Average Closing Price preceding the issuance of such warrant. Each of the warrants and the underlying common stock will be unregistered and each warrant shall have a term of ten years from the respective date of issuance.

Significant Cash and Contractual Obligations

     The following table summarizes our scheduled contractual obligations and commitments that will affect our future liquidity as of September 30, 2011:

	Principal Payments Due by Period
		Remainder	2012-	2014-	After
Contractual Obligations (1)	Total	in 2011	2013	2015	2015
	(Amounts in thousands)
Equipment leases	$30	$5	$25	$—	$—
Long-term debt, including interest (2)	4,302	—	—	—	4,302
Operating leases (3)	—	—	—	—	—
Research funding (4)	3,246	939	1,415	367	525
Total contractual cash obligations	$7,578	$944	$1,440	$367	$4,827
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of Geron or severance payments to key employees under involuntary termination.

(2)	The principal amount shown represents the aggregate funding received as of September 30, 2011 under the CIRM loan agreement and assumes repayment is made at the end of the loan term. Repayment of the loan may be suspended upon abandonment of the underlying project. Interest accrues under CIRM loan at a variable rate which was 2.76% at September 30, 2011. We calculated future interest payments assuming that interest on the loan will be paid at a rate of 2.76%, which may not represent actual interest payments to be made.

(3)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. Future minimum payments under non-cancelable operating leases are zero through July 31, 2012, as a result of the prepayments of rent with our common stock.

(4)	Research funding is comprised of sponsored research commitments at various laboratories around the world.

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

     The fair value of our cash equivalents and marketable securities at September 30, 2011 was $172.3 million. These investments include $26.3 million of cash equivalents that are due in less than 90 days, $108.1 million of short-term investments that are due in less than one year and $37.9 million of long-term investments that are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, certificates of deposit, municipal securities, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure.

     Foreign Currency Exchange Risk. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our operating results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our wholly-owned international subsidiary, Geron Bio-Med Ltd., satisfies its financial obligations almost exclusively in its local currency. As of September 30, 2011, there was an immaterial currency exchange impact from our intercompany transactions. As of September 30, 2011, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our CEO and our CFO, as of the end of the period covered by this report, that our disclosure controls and procedures were effective, at a reasonable assurance level, for this purpose.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Our business is at an early stage of development, and we must overcome numerous risks and uncertainties to become successful.

Our business is at an early stage of development, in that we do not yet have product candidates in late-stage clinical trials or on the market. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:
  succeed in our research and development efforts;

  select promising therapeutic compounds or cell therapies for development;

  obtain required regulatory approvals;

  obtain financing on commercially reasonable terms for our operations;

  manufacture product candidates at commercially reasonable costs; and

  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties.
     Potential lead drug compounds or other product candidates and technologies require significant preclinical and clinical testing prior to regulatory approval in the United States and other countries. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their commercial use. In addition, our product candidates may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates. In addition, we will need to determine whether any of our product candidates can be manufactured in commercial quantities at an acceptable cost. Our research and development efforts may not result in a product that can be or will be approved by regulators or marketed successfully. Competitors may have proprietary rights which prevent us from developing and marketing our products or they may sell similar, superior or lower-cost products.

Our research and development programs are subject to numerous risks and uncertainties.

     The science and technology of telomere biology, telomerase, receptor-targeting peptides that cross the blood brain barrier (BBB) and human embryonic stem cells (hESCs) are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on these technologies. In addition, we, our licensees, or our collaborators must undertake significant research and development activities to develop product candidates based on these technologies, which will require additional funding and may take years to accomplish, if ever.

     Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research and development programs or product candidates to be successful, any program or product candidate may be delayed or abandoned, even after we have expended significant resources on it. Such a delay or abandonment of our programs in telomerase technology, receptor-targeting peptide technology to cross the BBB, hESCs, imetelstat, GRN1005 or GRNOPC1, would likely have a material adverse effect on our business.

     In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when the drug was used as a single agent, and neutropenia when the drug was used in combination with paclitaxel, and a low incidence of severe infusion reactions. We also did not observe single agent efficacy with imetelstat in our Phase 1 program. Further, the information we have related to the ability of GRN1005 to penetrate brain tissue and its anti-tumor activity is preliminary and based on Phase 1 clinical studies conducted by Angiochem. In the Phase 1 studies of GRN1005, Grade 4 neutropenia was the primary dose-limiting toxicity observed. In our Phase 2 clinical trials of imetelstat or GRN1005, we may observe similar dose-limiting toxicities or other safety issues which may impact our ability to complete our oncology clinical trials on a timely basis, if at all. In animal studies of GRNOPC1, a low frequency of injected animals developed microscopic cysts at the site of injection. Were these cysts to occur and grow in a confined space such as the spinal cord, this might result in adverse symptoms or worsening of neurologic function in patients.

     Similarly, research stage programs are inherently subject to high levels of technical risk and timeline delays. For example, recent technical challenges identified by our collaborator for hESC-derived chondrocytes (GRNCHND1) mean that we can no longer expect to report efficacy data from a preliminary short-term sheep study at the end of 2011, or to report data from a long-term large animal efficacy study by the end of 2012.

Restrictions on the use of hESCs, political commentary and the ethical and social implications of research involving hESCs could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

     Some of our most significant programs involve the use of stem cells that are derived from human embryos. The use of hESCs gives rise to ethical and social issues regarding the appropriate use of these cells. Our research related to hESCs may become the subject of adverse commentary or publicity, which could significantly harm the market price of our common stock.

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

     Changes in governmental regulations relating to funding of stem cell research may also materially impact our product development programs and result in an increase to the volatility of the market price of our common stock. For example, in March 2009 President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research to allow federal funding for research using hESCs derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. However, in August 2010 the Federal District Court for the District of Columbia issued a preliminary injunction prohibiting federal funding for hESC research. The injunction was overturned by the appeals court in April 2011 and the case was dismissed in July 2011 upon remand to the District Court. Opponents of the Executive Order and the NIH guidelines may pursue further legal challenges, potentially seeking review from the United States Supreme Court. Meanwhile, certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

     We have incurred operating losses every year since our operations began in 1990. As of September 30, 2011, our accumulated deficit was approximately $753.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

     We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock and our ability to sustain operations. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

We will need additional capital to conduct our operations and develop our product candidates, and our ability to obtain the necessary funding is uncertain.

     We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, scheduled disbursements under our loan agreement with CIRM, interest income and equipment financing arrangement will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:
  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2011 and beyond;

  changes in our clinical development plans for our product candidates, imetelstat, GRN1005 and GRNOPC1;

  our ability to meaningfully reduce manufacturing costs of current product candidates;

  the magnitude and scope of our research and development programs, including the number and type of product candidates we intend to pursue;

  the progress we make in our research and development programs, preclinical development and clinical trials;

  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

  achievement of progress milestones under our loan agreement with CIRM to maintain the current disbursement schedule;

  receipt of an accelerated repayment demand from CIRM as a result of an event of default under our loan agreement;

  CIRM’s denial of a request for loan repayment suspension;

  the time and costs involved in obtaining regulatory approvals and clearances; and

  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

     Our current committed sources of additional capital are limited to our equipment financing facility and our loan arrangement with CIRM. Notably, the receipt of future disbursements from our loan arrangement with CIRM is subject to the achievement of various milestones and proceeds received, if any, must be used solely to fund the clinical development of GRNOPC1 for the treatment of spinal cord injury. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to our stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, suspend or eliminate one or more of our programs, any of which could have a material adverse effect on our business. For example, we are not currently funding continued research in our GRNCM1, GRNIC1, or GRNVAC2 programs.

Our loan arrangement with the California Institute for Regenerative Medicine (CIRM) contains progress milestones that must be achieved prior to receiving future disbursements, as well as certain covenants that limit our flexibility to use the proceeds and in operating our business.

     On August 1, 2011, we entered into a loan agreement with CIRM that provides us with a product-backed loan in an amount up to approximately $24.8 million to support the clinical development of our human embryonic stem-cell derived oligodendrocyte progenitor cell therapy (GRNOPC1) for the treatment of spinal cord injury. Our ability to receive any future disbursements under the loan is subject to the achievement of certain progress milestones set forth in the Notice of Loan Award (NLA). Whether we can achieve these milestones and, as a result, receive future disbursements under the loan is uncertain.

     The loan agreement with CIRM contains certain restrictions on our ability to use the proceeds from the loan, specifically, the proceeds we receive must be used solely to fund the clinical development of GRNOPC1 for the treatment of spinal cord injury. In addition, the loan agreement requires that we reserve sufficient capital to fund our portion of the GRNOPC1 project costs and re-pay the outstanding loan balance, and also contains covenants that limit our flexibility to engage in specified types of transactions, including, among other things:
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
A breach of any of these covenants could result in a default under our loan agreement. Upon the occurrence of an event of default under our loan agreement, CIRM could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments regarding future disbursements, which could have a material adverse effect on our ability to fund our operations. In addition, if certain progress milestones are not met, CIRM may adjust the schedule of disbursements under the loan agreement.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

Our ability to timely complete our ongoing clinical trials is subject to risks and uncertainties related to factors such as patient enrollment and regulatory approval.

     Our ongoing clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays in timely completion of clinical testing of our product candidates could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for our product candidates, both of which would likely have a material adverse effect on our business.

     With respect to our clinical studies of GRN1005, we have aggressive initiation and enrollment goals, and we can give no assurance that our studies will start on time or that our enrollment projections will be met. Enrollment into our Phase 2 studies of imetelstat in multiple myeloma and essential thrombocythemia, and our Phase 1 study of GRNOPC1 in thoracic spinal cord injury, has been slower than expected. We have enrolled four patients into our GRNOPC1 study since October 2010. Our ability to escalate dosing in thoracic patients and to expand enrollment into patients with cervical injuries is also subject to numerous risks and uncertainties. For example, regulatory agencies and Institutional Review Boards may find our existing non-clinical or clinical data insufficient.

Delays in the initiation of new clinical trials of future product candidates or initiation of later stage clinical testing of our current product candidates could result in increased costs to us and would delay our ability to generate revenues.

     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
  demonstrating sufficient safety and efficacy to obtain regulatory clearance to commence a clinical trial;

  manufacturing sufficient quantities or producing drugs meeting our quality standards for a product candidate;

  obtaining approval of an IND application or proposed trial design from the FDA;

  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations (CROs) and the trial sites; and

  obtaining institutional review board approval to conduct a clinical trial at a prospective site.
We may not achieve manufacturing at costs or scales necessary to conduct our clinical programs or potential future commercialization activities.

     Our product candidates are likely to be more expensive to manufacture than most other treatments currently on the market today. Our manufacturing processes are conducted at a modest scale. If we are not able to substantially reduce manufacturing costs through process improvements and scale increases, the profit margin on our product candidates, including GRNOPC1, imetelstat and GRN1005, would likely be significantly less than that of most drugs on the market today.

     The commercial cost of manufacturing imetelstat and GRN1005 will need to be significantly lower than our current scale costs in order for these product candidates to become commercially successful products. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for Phase 2 clinical trials. Similarly, our GRN1005 manufacturing processes are currently conducted at a relatively small scale, and there is also limited history of manufacturing of GRN1005. Accordingly, we can provide no assurance that we will achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat or GRN1005.

Manufacturing our product candidates is subject to process and technical challenges and regulatory risk.

     Processes and technologies for manufacturing of cellular therapeutics in general, and hESC-derived therapies in particular, are significantly less mature than those for small molecule and protein therapeutics. For example, significant risks impact the manufacturability of our GRNOPC1 product, including:
  we have a low frequency of manufactured lots that currently meet all release testing requirements;

  several critical raw materials are currently sole sourced and/or are not available at sufficient scale and levels of regulatory compliance to support regulatory approval; and

  the current manufacturing process is not sufficiently scaled to enable randomized trials or commercial production.
     In addition, regulatory requirements for product quality of oligonucleotide products are less well-defined than for small molecule drugs, and there is no guarantee that we will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Similarly, the required product quality for GRN1005, while appropriate for Phase 2 clinical studies, will need to continue to advance to meet regulatory requirements for Phase 3 clinical trials and ultimately for commercial approval.

We do not have experience as a company in conducting large-scale clinical trials, or in those areas required for the successful commercialization of our product candidates.

     We have no experience as a company in conducting large-scale, late stage clinical trials. We cannot be certain that our planned clinical trials will begin or be completed on time, if at all. Large-scale clinical trials will require either additional financial and management resources, or reliance on third-party clinical investigators, CROs or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control. Any such delays could have a material adverse effect on our business.

     We also do not currently have commercialization capabilities for our product candidates. Developing an internal sales, marketing and distribution capability would be an expensive and time-consuming process. We may enter into agreements with third parties that would be responsible for marketing and distribution. However, these third parties may not be capable of successfully marketing any of our product candidates. The inability to commercialize and market our product candidates could materially adversely affect our business.

Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our product candidates.

     Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products from our discoveries, and from successfully conducting our development efforts and commercializing our product candidates. The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources.

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

     Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The future sale by us or our collaborators of any commercially viable product will be subject to government regulation related to numerous matters, including the processes of:
  manufacturing;

  advertising and promoting;

  selling and marketing;

  labeling; and

  distribution.
If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues from product sales will be materially and negatively impacted.

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

In light of recent developments in European law, we can give no assurance that we will be able to effectively protect our hESC-based products through patent filings.

     In Europe, the European Patent Convention (EPC) prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” The European Patent Office (EPO) initially interpreted this prohibition broadly, and applied it to reject claims in any patent application that pertained to hESCs. An early patent application filed by the Wisconsin Alumni Research Foundation (WARF) with claims covering the original isolation of hESCs was appealed as a test case, and examination of other hESC patent applications was suspended while that case was heard. In November 2008 in case G2/06, the EPO Enlarged Board of Appeals held that the claims in the WARF application were unpatentable. We hold a worldwide license under this patent family, and since the decision is not subject to further appeal, this WARF patent family will not afford protection to our hESC-based product candidates in Europe. Nevertheless, we believe the basis for the EPO decision in the WARF case was narrow, and following further deliberation the EPO restarted examination of hESC cases and seemed to have adopted a policy, although not uniformly applied, that a patent application directed to an hESC-related invention could be granted if the application had been filed at point in time when hESC lines could be obtained from a public source, such as a cell repository. That is, the EPO appeared to have concluded that if the invention could be practiced at the time that the patent application was filed using available hESC lines (i.e., without the need to destroy an embryo to obtain hESCs de novo), the subject matter could be patented. In October 2011, the European Court of Justice (ECJ) rendered a decision in the Brüstle v. Greenpeace case that is widely viewed to have effectively abolished the ability to enforce patents on hESC technologies in member states of the European Union (EU). That case was a referral from the German Federal Court of Justice to the ECJ, of questions relevant to the German court’s hearing of a challenge to a German patent with claims covering certain uses of hESCs. The German court requested the ECJ to provide guidance on language in a Directive of the European Parliament on biotechnology inventions, specifically issues relating to the patentability of human embryos, and asked questions concerning patentability of hESCs. The ECJ decision was largely in line with the decision from the EPO in case G2/06, but went further in holding that the availability of hESC lines at the time that a patent application for an hESC-related invention is filed does not provide a basis for patentability since the creation of the hESC line required the prior destruction of a human embryo, thereby excluding the invention from patentability. It is unknown whether or how the EPO will change its policy on the patentability of hESC-related inventions following the ECJ decision since the EPO and the ECJ are unrelated legal bodies. However, the decision of the ECJ will be precedential for the national courts in EU countries, so even if the EPO continues to grant such patents, they will likely not be enforceable in EU national courts. We therefore believe that, unless there are further changes to EU law, we will likely be unable to effectively protect our hESC-related technologies in Europe through patent filings.

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

     Where more than one party seeks U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Moreover, parties that receive an adverse decision in an interference can lose important patent rights. Notably, under the America Invents Act (AIA) signed into law in September 2011, interference proceedings will be eliminated in March 2013, to be replaced with other types of proceedings, including post-grant review procedures. Until such time, our pending patent applications, or our issued patents, may be drawn into interference proceedings which may delay or prevent the issuance of patents, or result in the loss of issued patent rights. By way of example, we are currently a party to an interference proceeding that involves patent filings for making endoderm cells from hESCs. We requested that the Patent Office declare this interference after ViaCyte, Inc. was granted patent claims that conflict with subject matter we filed in an earlier patent application. A number of outcomes are possible: (i) the claims may be awarded to ViaCyte; (ii) the claims may be awarded to us, or (iii) neither party might be found to be entitled to the claims. The decision from the Patent Office may also be subject to appeal. Since the interference is still ongoing, we cannot predict what the outcome will be.

     Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in several patent oppositions before the EPO with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. The rights to GV1001 passed from GemVax, a Norwegian company, to Pharmexa, a Danish company, as a result of a 2005 acquisition. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd., and the continuing company now operates under the name KAEL-GemVax. Various clinical studies of GV1001 are underway, including a Phase 3 combination study in pancreatic cancer. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and we opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides. KAEL-GemVax was recently granted a further related European patent covering its telomerase peptide vaccine against which we have filed an opposition. That opposition is ongoing and we cannot predict the outcome.

     In parallel, Pharmexa opposed a European patent held by us, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in our patent, specifically the three claims covering telomerase peptide cancer vaccines. The remaining 47 claims were upheld, and that decision was recently affirmed by the TBA. We have now been awarded a second European patent with claims to telomerase peptides, and this patent has also been opposed by KAEL-GemVax. We cannot predict the outcome of this opposition or any subsequent appeal of the decision in the opposition.

     European opposition and appeal proceedings can take several years to reach final decision. The oppositions discussed above reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also currently involved in other patent opposition proceedings in Europe and Australia.

     Under the AIA, effective in March 2013, U.S. patents will be subject to post-grant review procedures similar to European oppositions. Patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and reexamination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights and negatively impact our business.

     In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as “Consumer Watchdog”) for reexamination of three issued U.S. patents owned by WARF and relating to hESCs. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913), which are the U.S. equivalents of the European WARF case discussed above, are licensed to us pursuant to a January 2002 license agreement with WARF. The license agreement conveys exclusive rights to us under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from hESCs, as well as non-exclusive rights for other product opportunities. In October 2006, the Patent Office initiated the reexamination proceedings. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent. In April 2010, the Board of Patent Appeals and Interferences reversed the earlier decision of the Patent Office on the 7,029,913 patent. WARF will now have the opportunity to present amended claims for further examination at the Patent Office. We cooperated with WARF in these reexamination actions and expect that WARF will continue to vigorously defend its patent position. The final outcome of these or of any future reexamination proceedings cannot be determined at this time. Reduction or loss of claim scope in these WARF embryonic stem cell patents could negatively impact our proprietary position in this technology and adversely impact our business.

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

  subjecting us to litigation, or otherwise preventing us from commercializing product candidates in the relevant jurisdiction(s);

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

     Our business depends on several critical technologies that are based in part on patents licensed from third parties, including the exclusive worldwide license rights we obtained from Angiochem in December 2010. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of product candidates could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology would be severely adversely affected.

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of product candidates.

     Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of product candidates or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our product candidates, and we initiate negotiation for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in our product development. In cases where we are unable to license necessary technologies, we could be prevented from developing certain product candidates. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

We depend on other parties to help us develop and test our product candidates, and our ability to develop and commercialize product candidates may be impaired or delayed if collaborations are unsuccessful.

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of examples, Sienna is developing cancer diagnostics using our telomerase technology and GE Healthcare UK Limited is developing cell-based assays using cells derived from our hESCs. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of resources devoted by our collaborators to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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
     The development and commercialization of our product candidates will be delayed if collaborators or other partners fail to conduct these activities in a timely manner or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in agreements with collaborators, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Our ability to manufacture our product candidates and products is risky and uncertain because we must rely on third parties for manufacturing, there may be shortages of key materials, and we may have only one source of manufacture or supply.

     We rely on other companies for certain process development, supply of starting materials, manufacturing or other technical scientific work with respect to our imetelstat and GRN1005 product candidates, and for the supply of starting materials and technical scientific work for our GRNOPC1 product candidate. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned, or if they choose to exit the business, our ability to develop or manufacture our product candidates could be significantly harmed.

     There are other risks and uncertainties that we face with respect to manufacturing. For example, certain commonly used reagents and solvents can experience market shortages and, if these shortages occur, they may adversely impact our ability to manufacture our product candidates.

     At this time we have primary sources in place for each aspect of the GRN1005 supply chain, but we have not yet contracted with secondary manufacturers. Similarly, for our GRNOPC1 product candidate, several critical raw materials currently are sole sourced.

Our reliance on the activities of our consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our product candidates.

     We rely extensively upon and have relationships with scientific consultants and contractors at academic and other institutions. Some of our scientific consultants and contractors conduct research at our request, and others assist us in formulating our research and development and clinical strategy or other matters. These consultants and contractors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

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

Some of our competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of our technologies and damage our ability to sustain operations.

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

     Our product candidates and those developed by our collaborators, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed product candidates will depend on a number of factors, including:
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
If the health care community does not accept our product candidates for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

If we fail to obtain acceptable prices or adequate reimbursement for our product candidates, the use of our product candidates could be severely limited.

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
     While the PPACA may increase the number of patients who have insurance coverage for our product candidates, its cost containment measures could also adversely affect reimbursement for our product candidates. Cost control initiatives could decrease the price that we receive for any product candidate we may develop in the future. If our product candidates are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our product candidates and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment for product candidates currently in development, which could have an adverse impact on our business.

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

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our product candidates is alleged to have injured subjects or patients. This risk exists for our product candidates currently being tested in human clinical trials as well as product candidates that are sold commercially. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

     Historically, our stock price has been extremely volatile. Between January 1, 2001 and September 30, 2011, our stock has traded as high as $20.75 per share and as low as $1.41 per share. Between January 1, 2008 and September 30, 2011, the price has ranged between a high of $9.24 per share and a low of $1.95 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:
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

  the issuance of common stock to partners, vendors or to investors to raise additional capital; and

  the occurrence of any of those risks and uncertainties discussed in this Item 1A Risk Factors.
     In addition, the stock market is subject to other factors outside our control that can cause extreme price and volume fluctuations. Since the latter half of 2008, broad distress in the financial markets and the economy have resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with foreign credit concerns, declining business and consumer confidence and high unemployment have recently contributed to substantial market volatility, and if such market conditions persist, the price of our common stock may fluctuate or decline.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

     Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. In December 2010, a securities class action complaint was filed naming us and one of our executive officers as defendants. The lawsuit alleged that the defendants made materially false or misleading public statements regarding our financial condition. The case was voluntarily dismissed, without prejudice, in February 2011. In January and February 2011, shareholder derivative complaints were filed against the members of our board of directors and one of our executive officers. The derivative complaints were based on the same factual background as the same dismissed class action, and alleged that the defendants breached their fiduciary duties. Each of the derivative cases was voluntarily dismissed, without prejudice, in March 2011. Such securities-related litigation may be filed in the future and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of September 30, 2011, we had 200,000,000 shares of common stock authorized for issuance and 131,523,097 shares of common stock outstanding. In addition, as of September 30, 2011, we have reserved approximately 37,390,602 shares of common stock for future issuance pursuant to our stock plans, potential milestone payments and outstanding warrants.

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

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, our loan agreement with CIRM restricts our ability to pay dividends on our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Pursuant to our Loan Agreement with CIRM, we are obligated to issue to CIRM a warrant to purchase our common stock in connection with each disbursement thereunder. As of September 30, 2011, we have issued to CIRM a warrant to purchase an aggregate of 537,893 shares of our common stock at an exercise price of $3.98 per share, the average closing sales price of our common stock as reported by The NASDAQ Global Select Market for the ten consecutive trading days immediately preceding the corresponding disbursement. The issuances of warrants to CIRM are in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1 †	California Institute for Regenerative Medicine Notice of Loan Award.

10.2	Employment Agreement between Registrant and John A. Scarlett, M.D., dated September 29, 2011. *

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011. **

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. ***
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Geron Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

	By:	/s/ DAVID L. GREENWOOD
David L. Greenwood
President and Chief Financial Officer
Date: November 3, 2011		(Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Description
10.1 †	California Institute for Regenerative Medicine Notice of Loan Award.

10.2	Employment Agreement between Registrant and John A. Scarlett, M.D., dated September 29, 2011. *

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011. **

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. ***
____________________

†	Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Geron Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.