Form 10-K/A
period 2011-12-31
GERON CORP
filed 2012-03-27
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE:

     None.

GERON CORPORATION
FORM 10-K/A

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2012. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of our confidential treatment request for certain omitted portions of Exhibit 10.36, our office lease agreement with Exponent Realty, LLC, dated February 29, 2012. We have modified Part IV Item 15, “Exhibits, Financial Statement Schedules,” in this Amendment to reflect that confidential treatment for Exhibit 10.36 has been requested and re-filed Exhibit 10.36 in response to the Comment Letter to include Exhibits A – F of the lease agreement and disclose suite numbers, building rentable space, load factor and building percentage. We also have submitted a revised confidential treatment request in response to the Comment Letter. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4, respectively, to this Amendment.

     Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

     See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the SEC on March 7, 2012.

     (2) Financial Statement Schedules

     Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in Item 15(a)(1) above.

     (3) Exhibits

     See Exhibit Index included herein.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: March 27, 2012	By:	/s/ GRAHAM K. COOPER
GRAHAM K. COOPER
Executive Vice President, Finance and Business
Development, and Chief Financial Officer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	3.1	S-1	June 12, 1996
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	3.1	10-Q	July 31, 2006
3.3	Bylaws of Registrant	3.1	8-K	March 19, 2010
4.1	Form of Common Stock Certificate	4.1	S-1	June 12, 1996
4.2	Form of Senior Indenture, between the Registrant and one or more trustees to be named	4.5	S-3	July 9, 2009
4.3	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named	4.6	S-3	July 9, 2009
4.4	Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to private investor, Eve M. Patton, dated April 13, 2009	4.1	10-Q	July 31, 2009
4.5	Amended and Restated Warrant to purchase 200,000 shares of common stock issued by the Registrant to private investor, Eve M. Patton, dated April 13, 2009	4.2	10-Q	July 31, 2009
4.6	Common Stock Warrant Agreement issued by the Registrant to University Technology Corporation, dated as of August 27, 2001	4.3	S-3	September 27, 2001
4.7	Form of Common Stock Purchase Warrant issued by the Registrant to certain Purchasers, dated September 9, 2009	4.2	8-K	September 10, 2009
4.8	Form of 2010 Warrant issued by the Registrant to Certain Purchasers, dated January 15, 2010	4.1	8-K	January 15, 2010
10.1	Form of Indemnification Agreement	10.1	10-K	March 7, 2012
10.2	1992 Stock Option Plan, as amended *	Appendix A	Def 14A	April 9, 2001
10.3	Amended and Restated 1996 Employee Stock Purchase Plan *	10.2	10-Q	July 31, 2009
10.4	1996 Directors’ Stock Option Plan, as amended *	Appendix B	Def 14A	April 15, 2003
10.5	Amended and Restated 2002 Equity Incentive Plan *	4.1	S-8	June 4, 2010
10.6	Amended and Restated 2006 Directors’ Stock Option Plan *	10.2	10-Q	August 5, 2011
10.7	2011 Incentive Award Plan *	10.1	8-K	May 16, 2011
10.8†	Patent License Agreement between the Registrant and University of Texas Southwestern Medical Center at Dallas, dated September 8, 1992	10.7	S-1	June 12, 1996
10.9†	Intellectual Property License Agreement between the Registrant and University Technology Corporation, dated December 9, 1996	10.30	10-Q	May 13, 1997
10.10†	Exclusive License Agreement between the Registrant and the Regents of the University of California, dated February 2, 1994	10.9	S-1	June 12, 1996

		Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
10.11†	First Amendment to Intellectual Property License Agreement by the Registrant and University Technology Corporation, dated July 23, 2001	4.1	S-3	September 27, 2001
10.12†	License Amendment Agreement between the Registrant and Transgenomic, Inc., dated June 2, 2003	10.1	10-Q	July 30, 2003
10.13†	License Agreement by and between the Registrant and Merix Bioscience, Inc., dated as of March 6, 2004	10.4	10-Q	July 30, 2004
10.14	Contribution Agreement between the Registrant and ViaGen, Inc., dated August 8, 2008	10.1	8-K	August 12, 2008
10.15†	Exclusive License and Alliance Agreement between the Registrant and GE Healthcare UK Limited, dated June 29, 2009	10.1	8-K	July 2, 2009
10.16	Series A Preferred Stock Purchase Agreement between ViaGen, Inc. and the Registrant, dated September 16, 2009	10.1	10-Q	October 30, 2009
10.17†	Exclusive License Agreement between the Registrant and Angiochem, Inc., dated December 6, 2010	10.22	10-K	February 25, 2011
10.18	Stock Purchase Agreement between the Registrant and Angiochem, Inc., dated January 5, 2011	10.1	8-K	January 7, 2011
10.19†	California Institute for Regenerative Medicine Notice of Loan Award	10.1	10-Q	November 3, 2011
10.20	Employment agreement between the Registrant and David Earp, dated January 21, 2003 *	10.3	10-Q	April 30, 2003
10.21	Employment agreement between the Registrant and Melissa Kelly, dated January 21, 2003 *	10.5	10-Q	April 30, 2003
10.22	Amendment to employment agreement between the Registrant and David Earp, dated December 19, 2008 *	10.23	10-K	February 27, 2009
10.23	Amendment to employment agreement between the Registrant and Melissa Kelly Behrs, dated December 19, 2008 *	10.25	10-K	February 27, 2009
10.24	Offer letter agreement between the Registrant and Stephen Kelsey, dated April 8, 2009 *	10.3	10-Q	July 31, 2009
10.25	Offer letter agreement between the Registrant and Melanie I. Nallicheri, dated February 1, 2011 *	10.3	10-Q	August 5, 2011
10.26	Employment agreement between the Registrant and John A. Scarlett, M.D., dated September 29, 2011 *	10.2	10-Q	November 3, 2011
10.27	Employment agreement between the Registrant and Graham Cooper, dated January 1, 2012 *	10.27	10-K	March 7, 2012
10.28	Transition and Separation Agreement between the Registrant and Thomas B. Okarma, dated February 11, 2011 *	10.35	10-K	February 25, 2011
10.29	Transition and Separation Agreement between the Registrant and David L. Greenwood, dated February 7, 2012 *	10.29	10-K	March 7, 2012

		Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
10.30	Separation Agreement between the Registrant and Jane S. Lebkowski, dated December 7, 2011 *	10.30	10-K	March 7, 2012
10.31	Consulting Agreement between the Registrant and Jane S. Lebkowski, dated January 14, 2012 *	10.31	10-K	March 7, 2012
10.32	Employment agreement between the Registrant and Stephen N. Rosenfield, dated February 16, 2012 *	10.32	10-K	March 7, 2012
10.33	Amended and Restated Severance Plan, effective December 19, 2008 *	10.27	10-K	February 27, 2009
10.34	Fifth Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008	10.1	10-Q	April 30, 2008
10.35	Second Amendment to Lease by and between the Registrant and David D. Bohannon Organization, dated March 19, 2008	10.2	10-Q	April 30, 2008
10.36#	Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, dated February 29, 2012
14.1	Code of Conduct	14.1	10-K	February 27, 2004
21.1	List of Subsidiaries	21.1	10-K	March 7, 2012
23.1	Consent of Independent Registered Public Accounting Firm	23.1	10-K	March 7, 2012
24.1	Power of Attorney	Signature Page	10-K	March 7, 2012
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2012	31.1	10-K	March 7, 2012
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2012	31.2	10-K	March 7, 2012
31.3	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2012
31.4	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2012
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2012 **	32.1	10-K	March 7, 2012

		Incorporation by Reference
Exhibit		Exhibit
Number	Description	Number	Filing	Filing Date
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2012 **	32.2	10-K	March 7, 2012
101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) include: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2011, and (iii) Notes to Consolidated Financial Statements. ***	101	10-K	March 7, 2012
____________________

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

#	Confidential treatment has been requested for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement.

**	The certifications filed as Exhibits 32.1 and 32.2 that accompanied the original Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Geron Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the original Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.