Form 10-Q
period 2012-03-31
GERON CORP
filed 2012-05-07
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________

FORM 10-Q
______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 30, 2012:
Common Stock, $0.001 par value	132,085,830 shares

GERON CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$19,031	$16,105
Restricted cash	793	793
Current portion of marketable securities	100,394	105,208
Interest and other receivables	866	1,398
Current portion of prepaid assets	1,438	2,121
Total current assets	122,522	125,625
Noncurrent portion of marketable securities	16,712	32,133
Property and equipment, net	1,074	1,241
Deposits and other assets	879	1,048
	$141,187	$160,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,666	$2,980
Accrued compensation and benefits	1,774	3,029
Accrued restructuring charges	1,417	3,730
Accrued liabilities	4,379	3,641
Fair value of derivatives	38	64
Total current liabilities	10,274	13,444
Commitments and contingencies
Stockholders’ equity:
Common stock	132	131
Additional paid-in capital	935,069	932,066
Accumulated deficit	(804,242)	(785,503)
Accumulated other comprehensive loss	(46)	(91)
Total stockholders’ equity	130,913	146,603
	$141,187	$160,047

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Revenues from collaborative agreements	$—	$150
License fees and royalties	1,254	1,355
Total revenues	1,254	1,505

Operating expenses:
Research and development	15,107	16,755
General and administrative	5,065	9,106
Total operating expenses	20,172	25,861
Loss from operations	(18,918)	(24,356)
Unrealized gain on fair value of derivatives	26	39
Interest and other income	176	296
Losses recognized under equity method investment	—	(335)
Interest and other expense	(23)	(33)
Net loss	$(18,739)	$(24,389)

Basic and diluted net loss per share	$(0.15)	$(0.20)

Shares used in computing basic and diluted net loss per share	126,372,846	123,098,728

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Net loss	$(18,739)	$(24,389)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	29	(55)
Foreign currency translation adjustments	16	12
Other comprehensive income (loss)	45	(43)
Comprehensive loss	$(18,694)	$(24,432)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,739)	$(24,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	418
Accretion and amortization on investments, net	669	1,226
Issuance of common stock for acquired in-process research and
development	—	594
Issuance of common stock in exchange for services by non-employees	80	270
Stock-based compensation for employees and directors	1,391	6,319
Amortization related to 401(k) contributions	172	235
Loss on equity method investment	—	335
Unrealized gain on fair value of derivatives	(26)	(39)
Changes in assets and liabilities:
Other current and noncurrent assets	1,384	2,157
Other current and noncurrent liabilities	(1,783)	154
Translation adjustment	16	12
Net cash used in operating activities	(16,585)	(12,708)

Cash flows from investing activities:
Purchases of property and equipment	(84)	(124)
Purchases of marketable securities	(17,895)	(51,395)
Proceeds from maturities of marketable securities	37,490	53,523
Net cash provided by investing activities	19,511	2,004

Cash flows from financing activities:
Proceeds from issuances of common stock and warrants, net of issuance costs	—	144
Net cash provided by financing activities	—	144
Net increase (decrease) in cash and cash equivalents	2,926	(10,560)
Cash and cash equivalents at the beginning of the period	16,105	45,972
Cash and cash equivalents at the end of the period	$19,031	$35,412

See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements at that date.

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

     Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 58,021 and 1,104,371 shares for the 2012 and 2011 periods, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
MARCH 31, 2012
(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, commercial paper and cash operating accounts. Our investments include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from five to 24 months.

     We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2012 and 2011. See Note 2 on Fair Value Measurements.

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

Fair Value of Derivatives

     For non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception of such classification and adjusted to fair value at each financial reporting date. The change in fair value of the non-employee options is recorded in the condensed consolidated statement of operations as unrealized gain (loss) on derivatives. Fair value of non-employee options is estimated using the Black Scholes option-pricing model. The non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For non-employee options classified as permanent equity, the fair value of the non-employee options is recorded in stockholders’ equity as of their respective vesting dates and no further adjustments are made. See Note 2 on Fair Value Measurements.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Revenue Recognition

     We have entered into several license agreements with various oncology, diagnostics, research tools, agriculture and biologics production companies. With certain of these agreements, we receive nonrefundable license payments in cash or equity securities, option payments in cash or equity securities, royalties on future sales of products, milestone payments, or any combination of these items. Upfront nonrefundable signing, license or non-exclusive option fees are recognized as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. Milestone payments, which are subject to substantive contingencies, are recognized upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the portion of research and license payments received which has not been earned. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

     We recognize revenue under collaborative agreements as the related research and development services are rendered. We recognize related party revenue under collaborative agreements as the related research and development services are rendered and when the source of funds has not been derived from our contributions to the related party.

Restricted Cash

     The components of restricted cash are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	263	263
	$793	$793

Research and Development Expenses

     Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, acquired in-process research and development deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead. Research and development costs are expensed as incurred, including payments made under our license agreements.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Depreciation and Amortization

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

     We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2012 and 2011 which was allocated as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Research and development	$641	$1,660
General and administrative	750	4,659
Stock-based compensation expense included in operating expenses	$1,391	$6,319

     In February 2011, certain outstanding restricted stock awards and stock options held by Thomas B. Okarma, Ph.D., M.D., our former President and Chief Executive Officer, were modified in connection with his separation of employment from the Company, resulting in additional non-cash stock based compensation expense of $3,472,000, which has been included in general and administrative expenses for the three months ended March 31, 2011.

     As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

     The fair value of options granted during the three months ended March 31, 2012 and 2011 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	None	None
Expected volatility	0.631	0.630
Risk-free interest rate range	1.08% to 1.25%	1.87% to 2.37%
Expected term	6 yrs	5 yrs

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Employee Stock Purchase Plan

     The fair value of employees’ purchase rights during the three months ended March 31, 2012 and 2011 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2012	2011
Dividend yield	None	None
Expected volatility range	0.458 to 0.774	0.529 to 0.584
Risk-free interest rate range	0.06% to 0.20%	0.19% to 0.32%
Expected term range	6 - 12 mos	6 - 12 mos

      Dividend yield is based on historical cash dividend payments and Geron has paid no dividends to date. The expected volatility range is based on historical volatilities of our stock since traded options on Geron stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise and post-vesting cancellation data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period. We grant service-based options under our equity plans to employees, non-employee directors and consultants, for which the vesting period is generally four years.

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

      The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value is amortized as stock-based compensation expense over the requisite service period of the award on a straight-line basis and is reduced for estimated forfeitures, as applicable.

      The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no stock-based compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 as the achievement of the specified performance criteria was not considered probable during that time.

      The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards have not been achieved as of March 31, 2012.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Accumulated Other Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity which are excluded from net loss.

     The components of accumulated other comprehensive loss were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Unrealized gain on available-for-sale securities, net	$107	$78
Foreign currency translation adjustments	(153)	(169)
Accumulated other comprehensive loss	$(46)	$(91)

2. FAIR VALUE MEASUREMENTS

     We categorize assets and liabilities recorded at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Below is a description of the valuation methodologies used for instruments measured at fair value on our condensed consolidated balance sheets, including the category for such instruments.

Cash Equivalents and Marketable Securities Available-for-Sale

     Certificates of deposit and money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. U.S. Treasury securities, U.S. government-sponsored enterprise securities, municipal securities, corporate notes and commercial paper are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

     Cash equivalents, restricted cash and marketable securities by security type at March 31, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$11,500	$—	$—	$11,500
Commercial paper (due in less than 1 year)	3,899	1	—	3,900
	$15,399	$1	$—	$15,400
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Government-sponsored enterprise securities (due in
less than 1 year)	$14,028	$34	$—	$14,062
Commercial paper (due in less than 1 year)	33,228	16	—	33,244
Corporate notes (due in less than 1 year)	53,043	58	(13)	53,088
Corporate notes (due in 1 to 2 years)	16,701	20	(9)	16,712
	$117,000	$128	$(22)	$117,106

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$12,885	$—	$—	$12,885
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Certificate of deposit (due in less than 1 year)	$329	$—	$—	$329
Government-sponsored enterprise securities (due in
less than 1 year)	15,061	25	(1)	15,085
Government-sponsored enterprise securities (due in
1 to 2 years)	6,998	18	(12)	7,004
Commercial paper (due in less than 1 year)	39,206	41	—	39,247
Corporate notes (due in less than 1 year)	50,556	19	(28)	50,547
Corporate notes (due in 1 to 2 years)	25,113	30	(14)	25,129
	$137,263	$133	$(55)	$137,341

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

     Marketable securities with unrealized losses at March 31, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of March 31, 2012:
Corporate notes (due in less than 1 year)	$20,372	$(13)	$—	$—	$20,372	$(13)
Corporate notes (due in 1 to 2 years)	5,148	(9)	—	—	5,148	(9)
	$25,520	$(22)	$—	$—	$25,520	$(22)

As of December 31, 2011:
Government-sponsored enterprise
securities (due in less than 1 year)	$5,021	$(1)	$—	$—	$5,021	$(1)
Government-sponsored enterprise
securities (due in 1 to 2 years)	3,988	(12)	—	—	3,988	(12)
Corporate notes (due in less than 1 year)	33,847	(28)	—	—	33,847	(28)
Corporate notes (due in 1 to 2 years)	13,096	(14)	—	—	13,096	(14)
	$55,952	$(55)	$—	$—	$55,952	$(55)

     The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of March 31, 2012 and December 31, 2011 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2012 and December 31, 2011 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Non-Marketable Investments in Licensees

     As of March 31, 2012 and December 31, 2011, the carrying values of our investments in non-marketable nonpublic companies was zero. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three months ended March 31, 2012 and 2011. See Note 3 on Equity Method Investment for further discussion of investments in licensees.

Derivatives

     Non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

     The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2012	December 31, 2011
Dividend yield	None	None
Expected volatility	0.576	0.714
Risk-free interest rate	0.51%	0.36%
Expected term	3 yrs	3 yrs

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

     As of March 31, 2012 and December 31, 2011, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At March 31, 2012		At December 31, 2011
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$38	284,600	$64

     Non-employee options whose performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. There were no reclassifications from current liabilities to stockholders’ equity for non-employee option exercises during the three months ended March 31, 2012.

Fair Value on a Recurring Basis

     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$11,500	$—	$—	$11,500
Government-sponsored enterprise securities (2)	—	14,062	—	14,062
Commercial paper (1) (2)	—	37,144	—	37,144
Corporate notes (2) (3)	—	69,800	—	69,800
Total	$11,500	$121,006	$—	$132,506

Liabilities
Derivatives (4)	$—	$—	$38	$38
____________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)	Included in current marketable securities on our condensed consolidated balance sheets.

(3)	Included in noncurrent marketable securities on our condensed consolidated balance sheets.

(4)	Included in fair value of derivatives on our condensed consolidated balance sheets.

Changes in Level 3 Recurring Fair Value Measurements

     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2012 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended March 31, 2012
							Change in
							Unrealized Gains
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gains	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	March 31,	Held at
(In thousands)	2011	Earnings, net (1)	Issuances	Settlements	Level 3	2012	March 31, 2012 (1)
Derivative liabilities	$64	$(26)	$—	$—	$—	$38	$(26)
____________________

(1)	Reported as unrealized gain on fair value of derivatives in our condensed consolidated statements of operations.

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

     In August 2008, Geron and Exeter entered into contribution agreements whereby we and Exeter exchanged our equity interests in Start for equity interests in ViaGen, Inc. (ViaGen). As a result of the exchange, Start became a wholly-owned subsidiary of ViaGen. In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Since the loan represented additional financial support to ViaGen, we applied the equity method of accounting by increasing (decreasing) the carrying value of the loan by our proportionate share of ViaGen’s earnings (losses). Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC, previously referred to as Exeter). As of March 31, 2012, ownership of ViaGen was as follows: MCC – 58%; Geron – 40%; and Smithfield Foods – 2%.

     Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However, as of March 31, 2012, we lacked the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which as of March 31, 2012 was comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member giving MCC majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our condensed consolidated results.

     For the three months ended March 31, 2011, we recognized $335,000 for our proportionate share of ViaGen’s operating losses. Our share of losses is recorded in the condensed consolidated statements of operations under losses recognized under equity method investment. No amounts were recognized for the three months ended March 31, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

     Our maximum exposure to loss pertaining to ViaGen represents the balance sheet carrying amount of our investment in ViaGen which reflects the amount of cash invested less our proportionate share of losses over time. The adjusted basis of our investment in ViaGen at March 31, 2012 and December 31, 2011 was zero.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

     In connection with the agreement, we received upfront non-refundable license payments under the exclusive license and sublicense and are eligible to receive milestone payments upon achievement of certain commercial development and product sales events and royalties on future product sales. Under the alliance program, GEHC was responsible for all costs incurred by GEHC and all costs incurred by us for activities undertaken at Geron, including the funding of our scientists who worked on the alliance program. An Alliance Steering Committee, with representatives from each company, coordinated and managed the alliance program.

     License payments under the GEHC agreement were recorded as deferred revenue upon receipt and were recognized ratably as revenue over the alliance program period as a result of our continuing involvement with the collaboration. Funding received for our efforts under the alliance program was recognized as revenue as costs were incurred, which reflected our level of effort over the period of the alliance program. Since the milestone payments are subject to substantive contingencies, any such payments will be recognized upon completion of the specified milestones. Royalties received under the agreement generally have been recognized as revenue upon receipt of the related royalty payment. For the three months ended March 31, 2011, we recognized $150,000 as revenue from collaborative agreements and $175,000 as license fee revenue in our condensed consolidated statements of operations in connection with the GEHC agreement. No amounts were recognized from the GEHC agreement for the three months ended March 31, 2012, because the alliance program concluded in June 2011.

5. RESTRUCTURING

     On November 14, 2011, we announced the decision to focus on the development of our oncology programs and consequently, we discontinued further development of our stem cell programs. With this decision, a total of 66 full-time positions were eliminated. Of those, as of March 31, 2012, 14 employees are continuing to provide services through various dates in the first half of 2012.

     The outstanding restructuring liability is included in accrued restructuring charges on our condensed consolidated balance sheet as of March 31, 2012 and the components are summarized in the following table (in thousands):

Employee Severance
And Other Benefits
Beginning accrual balance as of December 31, 2011	$3,730
Cash payments	(2,287)
Adjustments or non-cash credits	(26)
Ending accrual balance as of March 31, 2012	$1,417

     We may incur additional charges as a result of the restructuring as we exit one of the three buildings in which we lease space in Menlo Park, California. Such charges, if any, will be recorded as they are determined. We also plan to sell any excess equipment, the net proceeds of which may offset some of these future charges.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

6. SEGMENT INFORMATION

     Our executive management team represents our chief decision maker. We view our operations as one segment, the discovery and development of therapeutic and diagnostic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

7. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

     Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Supplemental Operating Activities:
Cash in transit from option exercises	$—	$10
Issuance of common stock for performance bonus	—	2,807
Issuance of common stock for 401(k) matching contributions	1,361	1,294
Issuance of common stock for acquired in-process research and development	—	27,500
Issuance of common stock for services rendered to date
or to be received in future periods	—	181
Reclassification of deposits to other current assets	81	—
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	29	(55)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, “estimate”, “may”, “predict”, “project”, “potential”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 7, 2012.

     Geron is a biopharmaceutical company developing first-in-class therapies for cancer. Imetelstat, a telomerase inhibitor, is currently being evaluated in four Phase 2 clinical trials for the following indications: metastatic breast cancer, advanced non-small cell lung cancer, essential thrombocythemia and multiple myeloma. GRN1005, a lipoprotein receptor-related protein (LRP), directed peptide-drug conjugate, is being evaluated in two Phase 2 clinical trials: brain metastases arising from breast cancer and brain metastases arising from non-small cell lung cancer.

     We are evaluating imetelstat, our telomerase inhibitor, in two randomized, controlled Phase 2 trials in solid tumors, one in metastatic breast cancer and the other in advanced non-small cell lung cancer (NSCLC). Both are diseases in which the prognosis for patients remains poor, and there is evidence that disease progression, relapse and metastasis are driven in part by cancer progenitor cells. We are also studying imetelstat in two single-arm Phase 2 trials in hematologic (blood-based) cancers, one in essential thrombocythemia and the other in multiple myeloma, where the effect of the drug on the malignant progenitor cells responsible for the disease can be more directly observed than is the case in solid tumors. We expect to have top-line data from our Phase 2 trials of imetelstat by the end of 2012.

     GRN1005 is a peptide-drug conjugate designed to utilize a physiologic molecular transport mechanism known as lipoprotein receptor-related protein-1, or LRP-1, to deliver paclitaxel across the blood-brain barrier (BBB) and into tumors in the brain. The BBB prevents most drugs, including oncology drugs, from reaching the brain at levels that are clinically effective. GRN1005 is designed to overcome this challenge by linking paclitaxel to a proprietary peptide, Angiopep-2, that is actively transported across the BBB by LRP-1. Angiopep-2 also facilitates uptake of the conjugate into tumor cells inside and outside the brain. The bond linking Angiopep-2 peptide and paclitaxel is cleaved when it is taken up into cells, including tumor cells both inside and outside the brain, releasing active paclitaxel. GRN1005 was in-licensed from Angiochem in 2010 on an exclusive basis under a conventional milestone and royalty structure. We are conducting two single-arm Phase 2 trials of GRN1005, one in patients with brain metastases associated with breast cancer and the other in patients with brain metastases associated with non-small cell lung cancer. We selected these indications because in Phase 1 trials clinical activity was observed in patients with these tumor types. We expect to have top-line data from our Phase 2 trials of GRN1005 by the end of the second quarter of 2013.

     In November 2011, we announced that we will focus on our oncology programs and consequently, we discontinued development of our stem cell programs. We continue to accrue data on the patients already enrolled in the Phase 1 trial of our human embryonic stem-cell derived oligodendrocyte progenitor cell therapy (GRNOPC1) for the treatment of spinal cord injury. We seek to divest our stem cell programs in 2012, including GRNOPC1 for spinal cord injury, cardiomyocytes for heart disease, pancreatic islet cells for diabetes, dendritic cells as an immunotherapy vehicle and chondrocytes for cartilage repair.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that materially impact our condensed consolidated financial statements.

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes historically have been minor and have been included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

RESULTS OF OPERATIONS

     Our results of operations, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts, have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of clinical trial results or regulatory approvals or clearances. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a number of years, if at all.

Revenues

     We recognized revenues of $150,000 from collaborative agreements for the three months ended March 31, 2011. Revenues in 2011 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare). No amounts were recognized for the three months ended March 31, 2012 because the collaboration with GE Healthcare concluded in June 2011.

     We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future product sales, or any combination thereof. We recognized license fee revenues of $393,000 for the three months ended March 31, 2012, compared to $662,000 for the comparable 2011 period related to our various agreements. The decrease in license fee revenues in 2012 compared to 2011 primarily reflects the full recognition of the license fees under the GE Healthcare agreement upon the conclusion of the alliance program in June 2011. Current revenues may not be predictive of future revenues.

     We received royalties of $861,000 for the three months ended March 31, 2012, compared to $693,000 for the comparable 2011 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. Future license and royalty revenues are dependent upon additional agreements being signed.

Research and Development Expenses

     Research and development expenses were $15.1 million for the three months ended March 31, 2012, compared to $16.8 million for the comparable 2011 period. The decrease in 2012 compared to 2011 primarily reflects reduced personnel and related costs of $2.7 million and lower expenses for scientific supplies of $1.8 million resulting from the discontinued development of our stem cell programs, partially offset by increased clinical trial costs of $1.6 million for the enrollment of four Phase 2 clinical trials of imetelstat and two Phase 2 clinical trials of GRN1005 and increased drug product purchases and manufacturing costs of $1.5 million related to imetelstat and GRN1005. Overall, we expect research and development expenses to remain consistent with current levels as we incur expenses related to our clinical trials for imetelstat and GRN1005.

     Research and development expenses incurred under our programs were as follows (in thousands):

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)
Oncology	$13,345	$9,204
hESC Therapies	1,762	7,551
Total	$15,107	$16,755

General and Administrative Expenses

     General and administrative expenses were $5.1 million for the three months ended March 31, 2012, compared to $9.1 million for the comparable 2011 period. The decrease in 2012 compared to 2011 primarily reflects reduced non-cash stock-based compensation expense associated with the modification of outstanding equity awards held by Thomas B. Okarma Ph.D., M.D., our former President and Chief Executive Officer, in connection with his separation from the Company in February 2011.

Unrealized Gain on Derivatives

     Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $26,000 and $39,000 for the three months ended March 31, 2012 and 2011, respectively. The unrealized gains on derivatives for 2012 and 2011 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

     Interest income was $176,000 for the three months ended March 31, 2012, compared to $296,000 for the comparable 2011 period. The decrease in 2012 compared to 2011 reflects lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

     We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $335,000 for the three months ended March 31, 2011 for our proportionate share of ViaGen’s losses. No amounts were recognized for the three months ended March 31, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen. See Note 3 on Equity Method Investment in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

     Interest and other expense was $23,000 for the three months ended March 31, 2012, compared to $33,000 for the comparable 2011 period. The decrease in 2012 compared to 2011 was primarily due to reduced bank charges as a result of lower cash and investment balances.

Net Loss

     Net loss was $18.7 million for the three months ended March 31, 2012, compared to $24.4 million for the comparable 2011 period. The decrease in net loss in 2012 compared to 2011 was primarily due to reduced research and development expenses as a result of discontinuing development of our stem cell programs and lower non-cash stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, restricted cash, cash equivalents and marketable securities at March 31, 2012 were $136.9 million, compared to $154.2 million at December 31, 2011. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2012 was the result of cash being used for operations.

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

  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2012 and beyond;

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

  the timing of a potential divestiture of our stem cell program assets and the consideration, if any, we may receive as a result of such divestiture;

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

     Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2012 and 2011 was $16.6 million and $12.7 million, respectively. The increase in net cash used in operations in 2012 compared to 2011 was primarily the result of cash payments incurred in connection with our November 2011 restructuring and reduced usage of our common stock in exchange for services.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2012 and 2011 was $19.5 million and $2.0 million, respectively. The increase in net cash provided by investing activities in 2012 compared to 2011 reflected higher proceeds from maturities of marketable securities relative to purchases of marketable securities during the respective periods.

     As of March 31, 2012 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our cash resources for capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities was zero and $144,000 for the three months ended March 31, 2012 and 2011, respectively.

Significant Cash and Contractual Obligations

     As of March 31, 2012, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2013-	2015-	After
Contractual Obligations (1)	Total	in 2012	2014	2016	2016
	(Amounts in thousands)
Equipment leases	$20	$14	$6	$—	$—
Operating leases (2)	1,932	433	1,499	—	—
Research funding (3)	1,731	467	389	350	525
Total contractual cash obligations	$3,683	$914	$1,894	$350	$525
____________________

(1)	This table does not include any milestone payments under research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition, this table does not include payments under our severance plan if there were a change in control of the company or severance payments to key employees in the event of an involuntary termination.

(2)	In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. As a result, we have no cash rental obligation for our existing facilities through July 31, 2012.

In February 2012, we entered into a new lease agreement at 149 Commonwealth Drive which expands the current space from approximately 14,500 square feet to approximately 30,000 square feet of office space. Our new lease at 149 Commonwealth Drive includes an option to extend the lease for one additional period of two years. The new lease at 149 Commonwealth Drive commences in July 2012 and expires in July 2014.

(3)	Research funding is comprised of sponsored research commitments at various laboratories around the world.

Off-Balance Sheet Arrangements

     None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company has established disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at a reasonable assurance level.

     (b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2011. Any of these risks could materially adversely affect our business, operating results and financial condition. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

RISKS RELATED TO OUR BUSINESS

Our business is at an early stage of development, and we must overcome numerous risks and uncertainties to become successful. *

     Our business is at an early stage of development, and we do not yet have product candidates in late-stage clinical trials or any products commercially available. Our ability to develop product candidates to and through commercial launch is subject to our ability to, among other things:

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

     There are many reasons why we may need to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates, including as a result of a product candidate failing at any stage of the development process or if we otherwise determine for business or financial reasons to delay or discontinue development of that product candidate. For example, in November 2011 we announced that we were discontinuing further development of our human embryonic stem cell programs in order to focus on our oncology programs. Our current product candidates require significant additional clinical testing prior to regulatory approval in the United States and other countries, and we do not expect that any of our current product candidates will be commercially available for a number of years, if ever. It may also be difficult to assess the success or failure of any of our clinical trials for many reasons, including but not limited to the subjectivity and changing landscape that accompanies the benefit-to-risk assessment in any given patient population, and because subpopulation data might not be available at the time we report top-line data or other results. Our product candidates also may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their approval for marketing and successful commercial use. In addition, our product candidates may not prove to be more effective for treating disease than current therapies. Competitors may also have proprietary rights that prevent us from developing and marketing our product candidates, or those competitors may sell similar, superior or lower-cost products that make our product candidates unsuitable for marketing. Our product candidates also may not be able to be manufactured in commercial quantities at an acceptable cost. Any of the foregoing factors could delay or prevent us from developing, commercializing and marketing our product candidates, which would materially adversely affect our business.

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

     Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research and development programs to be successful, any program may be delayed or abandoned, even after we have expended significant resources on it. Such a delay or abandonment of our programs in telomerase technology or receptor-targeting peptide technology to cross the BBB would have a material adverse effect on our business.

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

     In November 2011, we announced that we will focus on our oncology programs and consequently, we discontinued development of and are seeking to divest our stem cell programs. Our stem cell programs are at an early stage of development, and we can give no assurance regarding the consideration we will receive, if any, for their disposition. In addition, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may attribute substantial financial value to our stem cell assets, and that we will receive such value through the divestiture of our stem cell programs. However, we may not be able to receive the financial value that these stockholders may attribute to our stem cell assets, or any financial value at all, and, as a result, our stock price may decline.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

Our ability to complete ongoing clinical trials on a timely basis is subject to risks and uncertainties related to factors such as patient enrollment, drug supply and regulatory approval. *

     Completion of ongoing clinical trials of our product candidates may be delayed, or not occur, due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient populations, the nature of the protocols, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trials. Other delays could be caused by matters such as:

  disruptions in drug supply;

  not receiving timely regulatory clearances or approvals, including, for example, acceptance of new manufacturing specifications or clinical trial protocol amendments by regulatory authorities;

  not receiving timely institutional review board or ethics committee approval of clinical trial protocols or protocol amendments;

  unavailability of any study-related treatment (including comparator therapy); or

  unanticipated issues with key vendors of clinical services, such as contract research organizations.

For example, enrollment in our Phase 2 trials of imetelstat in multiple myeloma and essential thrombocythemia has been slower than expected, and enrollment goals for our clinical trials of GRN1005 are aggressive. Delays in timely completion of clinical testing of our product candidates could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for our product candidates, both of which would likely have a material adverse effect on our business. Additionally, our enrollment goals may not be met as we have projected, or at all.

Delays in the initiation of later-stage clinical trials of our current product candidates could result in increased costs to us and would delay our ability to generate revenues.

     The commencement of later-stage clinical trials can be delayed for a variety of reasons, including delays in:

  demonstrating sufficient safety and efficacy in Phase 2 clinical trials to obtain regulatory clearance to commence a Phase 3 clinical trial;

  obtaining sufficient funding;

  manufacturing sufficient quantities of drug;

  producing drugs that meet the quality standards of the United States Food and Drug Administration (FDA) and other regulatory agencies;

  ensuring our ability to manufacture drugs at acceptable costs for later-stage clinical trials and commercialization;

  obtaining clearance or approval of a proposed trial design or manufacturing specifications from the FDA and other regulatory authorities;

  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations and the trial sites; and

  obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site.

We may not be able to manufacture our product candidates at costs or scales necessary to conduct our clinical programs or potential future commercialization activities.

     Our product candidates are likely to be more expensive to manufacture than most other treatments currently available today or that may be available in the future. The commercial cost of manufacturing imetelstat and GRN1005 will need to be significantly lower than our current costs in order for these product candidates to become commercially successful products. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for Phase 2 clinical trials. Similarly, our GRN1005 manufacturing processes are currently conducted at a relatively small scale, and there is also limited history of manufacturing of GRN1005. Accordingly, we may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat or GRN1005. Additionally, given the complexities of our manufacturing process, the resulting costs that we incur to conduct our clinical trials may be higher than would be anticipated for other comparable treatments, requiring us to expend relatively larger amounts of cash to complete our clinical trials.

Manufacturing our product candidates is subject to process and technical challenges and regulatory risks.

     We face numerous risks and uncertainties with regard to manufacturing imetelstat and GRN1005. Regulatory requirements for product quality of oligonucleotide products are less well-defined than for small-molecule drugs, and there is no guarantee that we will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Similarly, our GRN1005 manufacturing process, including the consistency and quality of batches made, while appropriate for Phase 2 clinical trials, will need to improve to meet regulatory requirements for Phase 3 clinical trials and commercial approval. Also, changes in our manufacturing processes for imetelstat or GRN1005 made during later stages of clinical development, including during Phase 3 trials, may result in regulatory delays, the need for further clinical trials, or rejection of a marketing application by regulatory authorities, which would result in a material adverse effect on our business.

We do not have experience as a company in conducting large-scale, late-stage clinical trials, or in those areas required for the successful commercialization of our product candidates. *

     We have no experience as a company in conducting large-scale, late-stage clinical trials. We cannot be certain that any large-scale, late-stage planned clinical trials will begin or be completed on time, if at all. Large-scale, late-stage clinical trials will require additional financial and management resources and reliance on third-party clinical investigators, clinical research organizations and consultants. Relying on third-party clinical investigators or clinical research organizations may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

     We also do not have commercialization capabilities for our product candidates, and we will need to establish sales, marketing and distribution capabilities or establish and maintain agreements with third parties to market and sell our product candidates. Developing internal sales, marketing and distribution capabilities would be an expensive and time-consuming process. We may not be able to enter into third-party marketing and distribution agreements on terms that are economically attractive, or at all. Even if we do enter into such agreements, these third parties may not successfully market or distribute any of our product candidates.

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

     Our product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application seeking approval to commence commercial sales. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health and regulatory authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. For example, safety and efficacy data from any of our Phase 2 clinical trials, even if favorable, may not provide sufficient rationale for us to proceed to a Phase 3 clinical trial. In addition, delays or rejections may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate.

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

     Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with clinical research organizations, vendors, corporate partners, licensors, licensees or others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we have contracted with two clinical research organizations that are primarily responsible for the execution of clinical site related activities for our imetelstat and GRN1005 Phase 2 clinical trials including clinical trial site monitoring activities. In addition, we have contracted with single vendors for each of our clinical programs to develop and maintain the clinical databases for each respective program, and a single vendor maintains our safety database for both programs. Accordingly, if the performance of these services is not of the highest quality, or does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from our clinical trials and make the necessary representations to regulatory authorities, if at all. In addition, our collaborators could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones set forth in agreements with collaborators, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

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

     In addition, our manufacturers may need to make substantial investments to enable sufficient capacity increases, cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 trials and commercial production. Our manufacturers may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at a commercially reasonable cost to us.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations. *

     We have incurred operating losses every year since our operations began in 1990. As of March 31, 2012, our accumulated deficit was approximately $804.2 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will need substantial additional capital to conduct our operations and develop our product candidates, and our ability to obtain the necessary funding is uncertain. *

     We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, interest income and equipment financing arrangement will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2012 and beyond;

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

  the timing of a potential divestiture of our stem cell program assets and the consideration, if any, we may receive as a result of such divestiture;

  the time and costs involved in obtaining regulatory clearances and approvals; and

  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In addition, our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing. At our 2012 annual meeting of stockholders, we are seeking stockholder approval of an increase in the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares, and if the proposal is not approved, it is possible that financing alternatives for our company may become limited by the lack of sufficient unissued and unreserved authorized shares of common stock.

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

Challenges to our patent rights can result in costly and time-consuming legal proceedings that may prevent or limit development of our product candidates. *

     Our patents may be challenged through administrative or judicial proceedings. Such proceedings are typically lengthy and complex, and an adverse decision can result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology, the U.S. Patent and Trademark Office, or the Patent Office, may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Notably, under the America Invents Act (AIA) signed into law in September 2011, interference proceedings will be eliminated for patent applications filed on or after March 2013, to be replaced with other types of proceedings, including post-grant review procedures. Our pending patent applications, or our issued patents, may be drawn into interference proceedings or be challenged through post-grant review procedures, which may delay or prevent the issuance of patents, or result in the loss of issued patent rights.

     Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in several patent oppositions before the European Patent Office (EPO) with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. The rights to GV1001 passed from GemVax, a Norwegian company, to Pharmexa, a Danish company, as a result of a 2005 acquisition. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd., and the continuing company now operates under the name KAEL-GemVax. Various clinical trials of GV1001 are underway, including a Phase 3 combination study in pancreatic cancer. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and we opposed that patent in 2004. In 2005, the Opposition Division (OD) of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals (TBA). In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides. KAEL-GemVax was recently granted a further related European patent covering its telomerase peptide vaccine against which we have filed an opposition. That opposition is ongoing and we cannot predict the outcome.

     In parallel, Pharmexa opposed a European patent held by us, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in our patent, specifically the three claims covering telomerase peptide cancer vaccines. The remaining 47 claims were upheld, and that decision was recently affirmed by the TBA. We have now been awarded a second European patent with claims to telomerase peptides, and this patent has also been opposed by KAEL-GemVax. We believe that GV1001 is covered by our telomerase patents and our goal in these proceedings is to maintain strong patent protection that will enable us to enter into a licensing arrangement with KAEL-GemVax that could result in commercial benefit for Geron if GV1001 is successfully commercialized; however, we may not be able to maintain that protection or enter into such a licensing arrangement on commercially reasonable terms, if at all. We cannot predict the outcome of this opposition or any subsequent appeal of the decision in the opposition.

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

By way of example, an anonymous party has recently filed papers at the EPO challenging the proposed issuance of a patent to Angiochem that is relevant to GRN1005. If such challenges to our patent rights covering our product candidates are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing product candidates, which could materially harm our business.

If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

     Our business depends on several critical technologies that are based in part on patents licensed from third parties, including the exclusive worldwide license rights we obtained from Angiochem in December 2010. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of product candidates could be significantly and negatively affected. If our license rights were restricted or ultimately lost, particularly those rights licensed from Angiochem, our ability to continue our business based on the affected technology would be severely adversely affected.

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

Our ability to divest our stem cell programs, and the value that we receive from any such arrangements depends at least in part on the strength of our hESC-related intellectual property. *

     We developed an extensive portfolio of Geron-owned patent filings covering our prior development of human embryonic stem cell, or hESC, technologies, as well as patents that we licensed from other parties. This intellectual property is a substantial component of the stem cell assets that we are seeking to divest. Our ability to divest our hESC programs, and the value that we receive, if any, will depend in part on the strength, scope and term of the patents in our hESC portfolio, as well as our ability to maintain our license rights to the patents that we licensed from third parties. Legal developments and proceedings that may impact the value of our hESC patent portfolio include:

  European court ruling: In 2011, the European Court of Justice (ECJ) rendered a decision in a case known as Brüstle v. Greenpeace that is widely viewed to have effectively abolished the ability to enforce patents on hESC technologies in member states of the European Union (EU). This decision may reduce the value of our hESC patent portfolio in a divestiture transaction.

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

  Reexaminations: In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as Consumer Watchdog) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF). These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to us pursuant to a January 2002 license agreement which conveys exclusive rights to us under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from hESCs, as well as non-exclusive rights for other product opportunities. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent and, in April 2010, the Board of Patent Appeals and Interferences (BPAI) reversed the earlier decision of the Patent Office on the 7,029,913 patent and remanded the case back to the Patent Office for further prosecution. In November 2011, the Patent Office again upheld the patentability of the claims and the case is currently under further review by the BPAI. The case could be subject to further appeal.

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

     Our product candidates and those developed by our collaborators, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

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

If we fail to obtain acceptable prices or adequate reimbursement for our product candidates, the use of our product candidates could be severely limited. *

     Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payers. In March 2010, the Patient Protection and Affordability Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA) became law. The PPACA contains numerous initiatives that impact the pharmaceutical industry. These include, among other things:

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

     The United States Supreme Court recently heard oral arguments regarding the constitutionality of the PPACA, and a ruling on the matter is expected as early as June 2012. If the United States Supreme Court rules that the PPACA is unconstitutional, we may need to adjust to the new competitive environment, and new legislation could later become law that could adversely affect the pharmaceutical industry.

     While the PPACA, if it is upheld, may increase the number of patients who have insurance coverage for our product candidates, its cost containment measures could also adversely affect reimbursement for any of our product candidates. Cost control initiatives could decrease the price that we receive for any product candidate we may develop in the future. If our product candidates are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our product candidates, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment for product candidates currently in development, which could have an adverse impact on our business.

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

     Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. Since the latter half of 2008, broad distress in the financial markets and the economy has resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with foreign credit concerns, declining business and consumer confidence and high unemployment have recently contributed to substantial market volatility. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

     Historically, our stock price has been extremely volatile. Between January 1, 2002 and March 31, 2012, our stock has traded as high as $16.80 per share and as low as $1.35 per share. Between January 1, 2009 and March 31, 2012, the price has ranged between a high of $9.24 per share and a low of $1.35 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

  comments by securities analysts;

  general market conditions;

  the issuance of common stock to partners, vendors or to investors to raise additional capital; and

  the occurrence of any of those risks and uncertainties discussed in this Item 1A “Risk Factors”.

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

The sale of a substantial number of shares may adversely affect the market price of our common stock. *

     The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2012, we had 200,000,000 shares of common stock authorized for issuance and 132,104,026 shares of common stock outstanding. In addition, as of March 31, 2012, we had reserved approximately 36,870,641 shares of common stock for future issuance pursuant to our option and equity incentive plans, potential milestone payments and outstanding warrants. At our 2012 annual meeting of stockholders, we are seeking stockholder approval of an increase in the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares, and if the proposal is approved, the additional shares could be used, without further stockholder approval, for various purposes including, without limitation, raising additional capital, which could negatively affect the market price of our common stock.

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

     Future sales of the shares of the common stock, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. By way of example, in July 2009 we filed a universal shelf registration statement to sell any combination of debt securities, common stock, preferred stock and warrants in one or more offerings. The cumulative value allowed to be sold of all securities under this universal shelf registration statement is limited to $250 million and as of March 31, 2012, we have approximately $113 million remaining available. The sale or issuance of such stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, potential milestone payments and outstanding warrants also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     None.

ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit				Exhibit		Filed
Number	Description	Filing	File No.	Number	Filing Date	Herewith
10.1	Form of Indemnification Agreement	10-K	000-20859	10.1	March 7, 2012
10.2	Employment agreement between the Registrant and Graham Cooper, dated January 1, 2012	10-K	000-20859	10.27	March 7, 2012
10.3	Transition and Separation Agreement between the Registrant and David L. Greenwood, dated February 7, 2012	10-K	000-20859	10.29	March 7, 2012
10.4	Separation Agreement between the Registrant and Jane S. Lebkowski, dated December 7, 2011.	10-K	000-20859	10.30	March 7, 2012
10.5	Consulting Agreement between the Registrant and Jane S. Lebkowski, dated January 14, 2012	10-K	000-20859	10.31	March 7, 2012
10.6	Employment agreement between the Registrant and Stephen N. Rosenfield, dated February 16, 2012	10-K	000-20859	10.32	March 7, 2012
10.7†	Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, dated February 29, 2012	10-K/A	000-20859	10.36	March 27, 2012
10.8	Transition and Separation Agreement between the Registrant and David J. Earp, dated April 2, 2012					X
10.9	Amended and Restated 2006 Directors’ Stock Option Plan					X
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*					X

____________________

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: May 7, 2012	By:	/s/ GRAHAM K. COOPER
Graham K. Cooper
Executive Vice President, Finance and Business
Development, and Chief Financial Officer
(Duly Authorized Signatory)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit				Exhibit		Filed
Number	Description	Filing	File No.	Number	Filing Date	Herewith
10.1	Form of Indemnification Agreement	10-K	000-20859	10.1	March 7, 2012
10.2	Employment agreement between the Registrant and Graham Cooper, dated January 1, 2012	10-K	000-20859	10.27	March 7, 2012
10.3	Transition and Separation Agreement between the Registrant and David L. Greenwood, dated February 7, 2012	10-K	000-20859	10.29	March 7, 2012
10.4	Separation Agreement between the Registrant and Jane S. Lebkowski, dated December 7, 2011.	10-K	000-20859	10.30	March 7, 2012
10.5	Consulting Agreement between the Registrant and Jane S. Lebkowski, dated January 14, 2012	10-K	000-20859	10.31	March 7, 2012
10.6	Employment agreement between the Registrant and Stephen N. Rosenfield, dated February 16, 2012	10-K	000-20859	10.32	March 7, 2012
10.7†	Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, dated February 29, 2012	10-K/A	000-20859	10.36	March 27, 2012
10.8	Transition and Separation Agreement between the Registrant and David J. Earp, dated April 2, 2012					X
10.9	Amended and Restated 2006 Directors’ Stock Option Plan					X
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2012.					X
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*					X

____________________

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.