Form 10-Q
period 2012-06-30
GERON CORP
filed 2012-08-03
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number: 0-20859

GERON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	75-2287752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 COMMONWEALTH DRIVE, SUITE 2070, MENLO PARK, CA	94025
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 30, 2012:
Common Stock, $0.001 par value	131,258,185 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$14,123	$16,105
Restricted cash	794	793
Current portion of marketable securities	104,050	105,208
Interest and other receivables	932	1,398
Prepaid assets	946	2,121
Total current assets	120,845	125,625
Noncurrent portion of marketable securities	3,283	32,133
Property and equipment, net	1,240	1,241
Deposits and other assets	825	1,048
	$126,193	$160,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,429	$2,980
Accrued compensation and benefits	3,421	3,029
Accrued restructuring charges	734	3,730
Accrued liabilities	4,378	3,641
Fair value of derivatives	30	64
Total current liabilities	11,992	13,444
Commitments and contingencies
Stockholders’ equity:
Common stock	131	131
Additional paid-in capital	936,719	932,066
Accumulated deficit	(822,568)	(785,503)
Accumulated other comprehensive loss	(81)	(91)
Total stockholders’ equity	114,201	146,603
	$126,193	$160,047

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Revenues from collaborative agreements	$—	$150	$—	$300
License fees and royalties	130	312	1,384	1,667
Total revenues	130	462	1,384	1,967

Operating expenses:
Research and development	12,777	16,544	27,884	33,299
General and administrative	5,832	5,334	10,897	14,440
Total operating expenses	18,609	21,878	38,781	47,739
Loss from operations	(18,479)	(21,416)	(37,397)	(45,772)
Unrealized gain on derivatives, net	8	240	34	279
Interest and other income	165	287	341	583
Losses recognized under equity method investment	—	(168)	—	(503)
Interest and other expense	(20)	(31)	(43)	(64)
Net loss	$(18,326)	$(21,088)	$(37,065)	$(45,477)

Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.29)	$(0.37)

Shares used in computing basic and diluted net loss per share	126,891,909	124,579,190	126,632,377	123,838,959

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Net loss	$(18,326)	$(21,088)	$(37,065)	$(45,477)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(35)	97	(6)	42
Foreign currency translation adjustments	—	—	16	12
Other comprehensive income (loss)	(35)	97	10	54
Comprehensive loss	$(18,361)	$(20,991)	$(37,055)	$(45,423)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(37,065)	$(45,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	834
Accretion and amortization on investments, net	1,264	2,431
Gain on sale of property and equipment	(14)	—
Issuance of common stock for acquired in-process research and development	—	594
Issuance of common stock in exchange for services by non-employees	110	396
Stock-based compensation for employees and directors	2,753	10,166
Amortization related to 401(k) contributions	281	452
Loss on equity method investment	—	503
Unrealized gain on derivatives	(34)	(279)
Changes in assets and liabilities:
Other current and noncurrent assets	1,864	3,245
Other current and noncurrent liabilities	12	371
Translation adjustment	16	12
Net cash used in operating activities	(30,348)	(26,752)

Cash flows from investing activities:
Restricted cash transfer	(1)	(1)
Proceeds from sale of property and equipment	20	—
Purchases of property and equipment	(470)	(260)
Purchases of marketable securities	(35,386)	(70,765)
Proceeds from maturities of marketable securities	64,124	83,537
Net cash provided by investing activities	28,287	12,511

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	79	288
Net cash provided by financing activities	79	288
Net decrease in cash and cash equivalents	(1,982)	(13,953)
Cash and cash equivalents at the beginning of the period	16,105	45,972
Cash and cash equivalents at the end of the period	$14,123	$32,019

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements at that date.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron, our wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepared the financial statements of Geron Bio-Med using the local currency as the functional currency. We translated the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translated income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT was U.S. dollars. In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. The full wind up of TAT was completed in March 2011. In March 2012, the board of directors and shareholders of Geron Bio-Med approved actions to commence a voluntary winding up of the company. The full wind up of Geron Bio-Med was completed in August 2012.

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

Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 23,391 and 995,044 shares for the 2012 and 2011 periods, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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
JUNE 30, 2012
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

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three and six months ended June 30, 2012 and 2011. See Note 2 on Fair Value Measurements.

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
JUNE 30, 2012
(UNAUDITED)

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

Restricted Cash

The components of restricted cash were as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	264	263
	$794	$793

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2012 and 2011 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Research and development	$626	$1,604	$1,267	$3,264
General and administrative	736	2,243	1,486	6,902
Stock-based compensation expense included in operating expenses	$1,362	$3,847	$2,753	$10,166

In February 2011, certain outstanding restricted stock awards and stock options held by Thomas B. Okarma, Ph.D., M.D., our former President and Chief Executive Officer, were modified in connection with his separation of employment from the Company, resulting in additional non-cash stock-based compensation expense of $3,472,000, which has been included in general and administrative expenses for the six months ended June 30, 2011.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

The fair value of options granted during the six months ended June 30, 2012 and 2011 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2012	2011
Dividend yield	None	None
Expected volatility range	0.631 to 0.636	0.629 to 0.630
Risk-free interest rate range	0.91% to 1.25%	1.55% to 2.37%
Expected term	6 yrs	5 yrs

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2012 and 2011 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no stock-based compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 as the achievement of the specified performance criteria was not considered probable during that time.

The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards have not been achieved as of June 30, 2012.

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

The components of accumulated other comprehensive loss were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Unrealized gain on available-for-sale securities, net	$72	$78
Foreign currency translation adjustments	(153)	(169)
Accumulated other comprehensive loss	$(81)	$(91)

2. FAIR VALUE MEASUREMENTS

We categorize assets and liabilities recorded at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

Level 1 —

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 —

Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 —

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$10,210	$—	$—	$10,210
Restricted cash:
Certificates of deposit	$794	$—	$—	$794
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$12,006	$20	$—	$12,026
Commercial paper (due in less than 1 year)	26,360	32	—	26,392
Corporate notes (due in less than 1 year)	65,616	36	(20)	65,632
Corporate notes (due in 1 to 2 years)	3,279	4	—	3,283
	$107,261	$92	$(20)	$107,333

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$12,885	$—	$—	$12,885
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Certificate of deposit (due in less than 1 year)	$329	$—	$—	$329
Government-sponsored enterprise securities (due in less than 1 year)	15,061	25	(1)	15,085
Government-sponsored enterprise securities (due in 1 to 2 years)	6,998	18	(12)	7,004
Commercial paper (due in less than 1 year)	39,206	41	—	39,247
Corporate notes (due in less than 1 year)	50,556	19	(28)	50,547
Corporate notes (due in 1 to 2 years)	25,113	30	(14)	25,129
	$137,263	$133	$(55)	$137,341

Marketable securities with unrealized losses at June 30, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
As of June 30, 2012:
Corporate notes (due in less than 1 year)	$32,792	$(20)	$—	$—	$32,792	$(20)

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of June 30, 2012 and December 31, 2011 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of June 30, 2012 and December 31, 2011 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Non-Marketable Investments in Licensees

As of June 30, 2012 and December 31, 2011, we had no carrying value for our investments in non-marketable nonpublic companies. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and six months ended June 30, 2012 and 2011. See Note 3 on Equity Method Investment for further discussion of investments in licensees.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2012	December 31, 2011
Dividend yield	None	None
Expected volatility	0.565	0.714
Risk-free interest rate	0.41%	0.36%
Expected term	3 yrs	3 yrs

Dividend yield is based on historical cash dividend payments and Geron has paid no dividends to date. The expected volatility is based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the reporting date. The expected term of derivatives is equal to the remaining contractual term of the instruments.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

As of June 30, 2012 and December 31, 2011, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At June 30, 2012		At December 31, 2011
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$30	284,600	$64

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. There were no reclassifications from current liabilities to stockholders’ equity for non-employee option exercises during the three and six months ended June 30, 2012.

Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$10,210	$—	$—	$10,210
Government-sponsored enterprise securities (2)	—	12,026	—	12,026
Commercial paper (2)	—	26,392	—	26,392
Corporate notes (2) (3)	—	68,915	—	68,915
Total	$10,210	$107,333	$—	$117,543

Liabilities
Derivatives (4)	$—	$—	$30	$30

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

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2012 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended June 30, 2012
							Change in
							Unrealized Gains
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gains	Purchases		In and/or	Fair Value at	Instruments
	March 31,	Included in	and	Sales and	Out of	June 30,	Held at
(In thousands)	2012	Earnings, net (1)	Issuances	Settlements	Level 3	2012	June 30, 2012 (1)
Derivative liabilities	$38	$(8)	$—	$—	$—	$30	$(8)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Six Months Ended June 30, 2012
							Change in
							Unrealized Gains
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gains	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	June 30,	Held at
(In thousands)	2011	Earnings, net (1)	Issuances	Settlements	Level 3	2012	June 30, 2012 (1)
Derivative liabilities	$64	$(34)	$—	$—	$—	$30	$(34)

(1)   Reported as unrealized gain on derivatives in our condensed consolidated statements of operations.

3. EQUITY METHOD INVESTMENT

We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Since the loan represented additional financial support to ViaGen, we applied the equity method of accounting by increasing (decreasing) the carrying value of the loan by our proportionate share of ViaGen’s earnings (losses). Also in November 2010, we agreed to appoint one of our ViaGen board member representatives as executive chairman of the ViaGen board and purchased $23,000 in ViaGen equity directly from another shareholder, Moral Compass Corporation (MCC). As of June 30, 2012, ownership of ViaGen was as follows: MCC — 58%; Geron — 40%; and Smithfield Foods — 2%.

Since ViaGen does not have sufficient equity to finance its own activities without additional subordinated financial support, it meets the definition of a VIE. By providing financial support to ViaGen, we are a variable interest holder. However, as of June 30, 2012, we lacked the power to direct activities that most significantly impact ViaGen’s economic performance. Although one of our ViaGen board representatives serves as executive chairman of the ViaGen board, he has no additional rights or obligations to direct ViaGen’s activities. Control over ViaGen’s economic performance is driven by the ViaGen management team with authorization and approval from the entire ViaGen board, which as of June 30, 2012 was comprised of two Geron representatives and two MCC representatives. As the majority holder of the equity and debt of ViaGen, MCC maintains controlling financial interest over the company, including the right to appoint a third board member giving MCC majority control of the ViaGen board. Accordingly, we have not included ViaGen’s financial information with our condensed consolidated results.

For the three and six months ended June 30, 2011, we recognized $168,000 and $503,000, respectively, for our proportionate share of ViaGen’s operating losses. Our share of losses is recorded in our condensed consolidated statements of operations under losses recognized under equity method investment. No amounts were recognized for the three and six months ended June 30, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

4. RESTRUCTURING

On November 14, 2011, we announced the decision to focus on the development of our oncology programs and consequently, we discontinued further development of our stem cell programs. With this decision, a total of 66 full-time positions were eliminated. Of those, 14 employees continued to provide services through various dates in the first half of 2012.

The outstanding restructuring liability is included in accrued restructuring charges on our condensed consolidated balance sheet as of June 30, 2012 and the components are summarized in the following table:

Employee Severance
(In thousands)	And Other Benefits
Beginning accrual balance as of December 31, 2011	$3,730
Cash payments	(2,872)
Adjustments or non-cash credits	(124)
Ending accrual balance as of June 30, 2012	$734

We may incur additional charges as a result of the restructuring as we exit one of the three buildings in which we lease space in Menlo Park, California. Such charges, if any, will be recorded as they are determined. We also plan to sell any excess equipment, the net proceeds of which may offset some of these future charges. In June 2012, we received proceeds of $20,000 from the sale of excess equipment.

5. SEGMENT INFORMATION

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

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Supplemental Operating Activities:
Issuance of common stock for performance bonus	—	2,807
Issuance of common stock for 401(k) matching contributions	1,361	1,294
Issuance of common stock for acquired in-process research and development	—	27,500
Issuance of common stock for services rendered to date or to be received in future periods	69	251
Reclassification between deposits and other current assets	135	(345)
Supplemental Investing Activities:
Net unrealized (loss) gain on marketable securities	(6)	42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Geron is a biopharmaceutical company developing first-in-class therapies for cancer. The Company has two lead product candidates in clinical development, imetelstat and GRN1005. Imetelstat is a telomerase inhibitor that is being evaluated in four Phase 2 clinical trials: metastatic breast cancer, advanced non-small cell lung cancer, essential thrombocythemia/polycythemia vera and multiple myeloma. GRN1005 is a peptide-drug conjugate that is designed to transport a proven anti-cancer drug, paclitaxel, across the blood-brain barrier by targeting low-density lipoprotein receptor-related proteins (LRPs), specifically LRP-1. GRN1005 is being evaluated in two Phase 2 clinical trials: brain metastases arising from breast cancer and brain metastases arising from non-small cell lung cancer.

We are evaluating imetelstat, our telomerase inhibitor, in two randomized, controlled Phase 2 trials in solid tumors, one in patients with locally recurrent or metastatic breast cancer (MBC) and the other in advanced non-small cell lung cancer (NSCLC). Both are diseases in which the prognosis for patients remains poor, and there is evidence that disease progression, relapse and metastasis are driven in part by cancer progenitor cells. We are also studying imetelstat in two single-arm Phase 2 trials in hematologic (blood-based) cancers, one in essential thrombocythemia/polycythemia vera and the other in multiple myeloma, where the effect of the drug on the malignant progenitor cells responsible for the disease can be more directly observed than is the case in solid tumors.

The randomized Phase 2 imetelstat MBC trial completed enrollment in February 2012. The randomized Phase 2 imetelstat NSCLC trial completed enrollment in May 2012. The primary objective of the MBC trial is to obtain an estimate of the progression-free survival (PFS) in patients receiving imetelstat in addition to paclitaxel. The primary objective of the NSCLC trial is to obtain an estimate of PFS in patients receiving imetelstat as maintenance therapy. Both trials require that a sufficient number of progression events accrue in order to perform the planned data analyses. If events continue to accrue at the current rates, we expect to report top-line data from the imetelstat NSCLC trial in the fourth quarter of 2012 and top-line data from the imetelstat MBC trial in the first quarter of 2013. We also expect to report top-line data from the hematologic cancer trials in the fourth quarter of 2012.

GRN1005 is a peptide-drug conjugate designed to utilize a physiologic molecular transport mechanism known as lipoprotein receptor-related protein-1, or LRP-1, to deliver paclitaxel across the blood-brain barrier (BBB) and into tumors in the brain. The BBB prevents most drugs, including oncology drugs, from reaching the brain at levels that are clinically effective. GRN1005 is designed to overcome this challenge by linking paclitaxel to a proprietary peptide, Angiopep-2, that is actively transported across the BBB by LRP-1. Angiopep-2 also facilitates uptake of the conjugate into tumor cells inside and outside the brain. The bond linking Angiopep-2 peptide and paclitaxel is cleaved when it is taken up into cells, including tumor cells both inside and outside the brain, releasing active paclitaxel. GRN1005 was in-licensed from

Angiochem in 2010 on an exclusive basis under a conventional milestone and royalty structure. We are conducting two single-arm Phase 2 trials of GRN1005, one in patients with brain metastases associated with breast cancer and the other in patients with brain metastases associated with non-small cell lung cancer. We selected these indications because in Phase 1 trials clinical activity was observed in patients with these tumor types. We expect to report top-line data from our Phase 2 trials of GRN1005 by the end of the second quarter of 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2012 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that materially impact our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our results of operations, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts, have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, reliance upon our collaborative partners, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of clinical trial results or regulatory approvals or clearances. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a number of years, if at all.

Revenues

We recognized revenues of $150,000 and $300,000 from collaborative agreements for the three and six months ended June 30, 2011. Revenues in 2011 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd. (GE Healthcare). No comparable amounts were recognized for the three and six months ended June 30, 2012 because the collaboration with GE Healthcare concluded in June 2011.

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future product sales, or any combination thereof. We recognized license fee revenues of $80,000 and $473,000 for the three and six months ended June 30, 2012, respectively, compared to $247,000 and $909,000 for the comparable 2011 periods related to our various agreements. The decrease in license fee revenues in 2012 compared to 2011 primarily reflects the full recognition of the license fees under the GE Healthcare agreement upon the conclusion of the collaboration in June 2011. Current revenues may not be predictive of future revenues.

We received royalties of $50,000 and $911,000 for the three and six months ended June 30, 2012, respectively, compared to $65,000 and $758,000 for the comparable 2011 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. Future license and royalty revenues are dependent upon additional agreements being signed.

Research and Development Expenses

For each of our research and development programs, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of costs to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research-related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance. These costs apply to our clinical programs, preclinical programs as well as our discovery research efforts. Product candidates are designated clinical candidates once an investigational new drug application has been filed with the U.S. Food and Drug Administration, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans. Preclinical programs include product candidates undergoing toxicology, pharmacology, metabolism and efficacy studies and manufacturing process development required before testing in humans can commence.

Research and development expenses were $12.8 million and $27.9 million for the three and six months ended June 30, 2012, respectively, compared to $16.5 million and $33.3 million for the comparable 2011 periods. The decrease in research and development expenses for the three and six months ended June 30, 2012 compared to the comparable periods in 2011 primarily reflects the discontinued development of our stem cell programs resulting in reduced personnel related costs of $2.7 million and $4.8 million, respectively, and lower other research and development expenses of $1.2 million and $3.0 million, respectively, primarily for scientific supplies, partially offset by increased direct external research and development costs of $2.0 million and $4.8 million, respectively, for the enrollment of four Phase 2 clinical trials of imetelstat and two Phase 2 clinical trials of GRN1005 and increased drug product purchases and manufacturing costs related to imetelstat and GRN1005. Overall, we expect research and development expenses to remain consistent with current levels as we incur expenses related to our clinical trials for imetelstat and GRN1005.

Research and development expenses for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Direct external research and development expenses:
Clinical program: Imetelstat	$2,938	$3,450	$8,146	$7,208
Clinical program: GRN1005	3,377	818	5,396	1,526
Clinical program: GRNOPC1	91	1,158	244	1,666
Preclinical programs	153	967	535	1,556
Personnel related expenses	4,606	7,321	9,984	14,785
All other research and development expenses	1,612	2,830	3,579	6,558
Total	$12,777	$16,544	$27,884	$33,299

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize products from our current product candidates in development. For a more complete description of the risks and uncertainties associated with completing development of our product candidates, see the sub-section titled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled, “Risk Factors”, in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $5.8 million and $10.9 million for the three and six months ended June 30, 2012, respectively, compared to $5.3 million and $14.4 million for the comparable 2011 periods. The increase in general and administrative expenses for the 2012 second quarter compared to the comparable period in 2011 primarily reflects higher personnel related expenses and increased legal fees associated with our intellectual property portfolio, partially offset by reduced stock-based compensation expense. The decrease in the 2012 year-to-date period compared to the comparable period in 2011 primarily reflects reduced non-cash stock-based compensation expense associated with the modification of outstanding equity awards held by Thomas B. Okarma Ph.D., M.D., our former President and Chief Executive Officer, in connection with his separation from the Company in February 2011.

Unrealized Gain on Derivatives

Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $8,000 and $34,000 for the three and six months ended June 30, 2012, respectively, compared to $240,000 and $279,000 for the comparable 2011 periods. The unrealized gains on derivatives for 2012 and 2011 primarily reflected reduced fair values of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $165,000 and $341,000 for the three and six months ended June 30, 2012, respectively, compared to $287,000 and $583,000 for the comparable 2011 periods. The decrease in 2012 compared to 2011 reflects lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

We own 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized losses of $168,000 and $503,000 for the three and six months ended June 30, 2011, respectively, for our proportionate share of ViaGen’s losses. No amounts were recognized for the three and six months ended June 30, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we have no commitments to provide financial support or obligations to perform services or other activities for ViaGen. See Note 3 on Equity Method Investment in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

Interest and other expense was $20,000 and $43,000 for the three and six months ended June 30, 2012, respectively, compared to $31,000 and $64,000 for the comparable 2011 periods. The decrease in 2012 compared to 2011 was primarily due to reduced bank charges as a result of lower cash and investment balances.

Net Loss

Net loss was $18.3 million and $37.1 million for the three and six months ended June 30, 2012, respectively, compared to $21.1 million and $45.5 million for the comparable 2011 periods. The decrease in net loss in 2012 compared to 2011 was primarily due to reduced research and development expenses as a result of discontinuing development of our stem cell programs and lower non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2012 were $122.3 million, compared to $154.2 million at December 31, 2011. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized an other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2012 was the result of cash being used for operations.

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

•                  changes in our clinical development plans for our product candidates, imetelstat and GRN1005;

•                  our ability to meaningfully reduce manufacturing costs of current product candidates;

•                  the magnitude and scope of our research and development programs, including the number and type of product candidates we intend to pursue;

•                  the progress we make in our research and development programs, preclinical development and clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  the timing of a potential divestiture of our stem cell program assets and the consideration, if any, we may receive as a result of such divestiture;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, defending and enforcing patent claims.

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

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2012 and 2011 was $30.3 million and $26.8 million, respectively. The increase in net cash used in operations in 2012 compared to 2011 was primarily the result of cash payments incurred in connection with our November 2011 restructuring and reduced usage of our common stock in exchange for services.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2012 and 2011 was $28.3 million and $12.5 million, respectively. The increase in net cash provided by investing activities in 2012 compared to 2011 reflected higher proceeds from maturities of marketable securities relative to purchases of marketable securities during the respective periods.

As of June 30, 2012 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $79,000 and $288,000 for the six months ended June 30, 2012 and 2011, respectively.

Significant Cash and Contractual Obligations

As of June 30, 2012, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2013-	2015-	After
Contractual Obligations (1)	Total	in 2012	2014	2016	2016
	(Amounts in thousands)
Equipment leases	$15	$9	$6	$—	$—
Operating leases (2)	2,808	638	2,170	—	—
Research funding (3)	1,731	351	415	386	579
Total contractual cash obligations	$4,554	$998	$2,591	$386	$579

(1)                      This table does not include payments under our severance plan if there were a change in control of the Company or severance payments to key employees in the event of an involuntary termination. In addition, this table does not include any milestone payment or royalty obligations under our research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition to the minimum payments due under all of our current research collaborations and license agreements, we may be required to pay royalties on any product sales and an aggregate of up to $59.9 million in development milestone payments and up to $95.0 million in commercial milestone payments, in the event that all clinical and commercial development milestone events under these agreements are achieved.

(2)                      In March 2008, we issued 742,158 shares of our common stock to the lessor of our premises at 200 and 230 Constitution Drive in payment of our monthly rental obligation from August 1, 2008 through July 31, 2012. In January 2010 and April 2010, we issued an aggregate of 187,999 shares of our common stock to the lessor of our premises at 149 Commonwealth Drive in payment of our monthly rental obligation from May 1, 2010 through July 31, 2012. The fair value of the common stock issuances has been recorded as a prepaid asset and is being amortized to rent expense on a straight-line basis over the lease periods. As a result, we had no cash rental obligation for our existing facilities through July 31, 2012.

In February 2012, we entered into a new lease agreement for our premises at 149 Commonwealth Drive which expanded the leased space from approximately 14,500 square feet to approximately 30,000 square feet of office space. The new lease at 149 Commonwealth Drive commenced in July 2012 and expires in July 2014. Our new lease at 149 Commonwealth Drive includes an option to extend the lease for one additional period of two years. Operating lease obligations in the table above do not assume the exercise by us of any right of termination, or option to extend, if any. In June 2012, we amended the lease agreement for our premises at 200 Constitution Drive to extend the term of the lease through July 2014.

(3)                      Research funding is comprised of sponsored research commitments at various laboratories around the world.

Off-Balance Sheet Arrangements

None.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2011. Any of these risks could materially adversely affect our business, operating results and financial condition. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•                  achieve success in Phase 2 and Phase 3 clinical trials;

•                  collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third parties;

•                  manufacture product candidates at commercially reasonable costs;

•                  obtain required regulatory clearances and approvals;

•                  maintain and enforce adequate intellectual property protection for our product candidates; and

•                  obtain financing on commercially reasonable terms to fund our operations.

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

Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research and development programs to be successful, any program may be delayed or abandoned, even after we have expended significant resources on it. Such a delay or abandonment of our programs in telomerase technology or receptor-targeting peptide technology to cross the BBB would have a material adverse effect on and may result in the failure of our business.

In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when the drug was used as a single agent, and neutropenia when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. We also did not observe single-agent efficacy with imetelstat in our Phase 1 program. Further, the information we have related to the ability of GRN1005 to penetrate brain tissue and its anti-tumor activity is preliminary and based on Phase 1 clinical trials conducted by Angiochem. In the Phase 1 trials of GRN1005, Grade 4 neutropenia was the primary dose-limiting toxicity observed. In our Phase 2 clinical trials of imetelstat and GRN1005, we may observe similar dose-limiting toxicities or other safety issues which may require us to conduct additional, unforeseen trials or abandon these programs entirely.

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

 Other delays could be caused by matters such as:

•                  disruptions due to drug supply or quality issues;

•                  not receiving timely regulatory clearances or approvals, including, for example, acceptance of new manufacturing specifications or procedures or clinical trial protocol amendments by regulatory authorities;

•                  not receiving timely institutional review board or ethics committee approval of clinical trial protocols or protocol amendments;

•                  unavailability of any study-related treatment (including comparator therapy); or

•                  unanticipated issues with key vendors of clinical services, such as contract research organizations.

Our enrollment goals may not be met as we have projected, or at all. For example, enrollment in our Phase 2 trials of imetelstat in multiple myeloma and essential thrombocythemia has been slower than expected. Enrollment goals for our clinical trials of GRN1005 are aggressive, and delays could occur. Delays in timely completion of clinical testing of our product candidates could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for our product candidates, both of which would likely have a material adverse effect on our business.

In addition, for clinical trials in which the primary endpoint is event-driven, the timing of our reporting of data may be dependent on the occurrence of events, such as disease progression, which are outside of our control. For example, our two randomized, controlled Phase 2 clinical trials of imetelstat require that a certain number of progression events accrue before we are able to analyze and report data. In the case of our imetelstat trial in metastatic breast cancer, analysis of progression events have caused us to adjust our guidance on reporting of data from the fourth quarter of 2012 to the first quarter of 2013. Similar delays may occur in the future, which would delay further clinical development of our product candidates and could negatively impact our business.

Delays in the initiation of later-stage clinical trials of our current product candidates could result in increased costs to us and would delay our ability to generate revenues.

The commencement of later-stage clinical trials can be delayed for a variety of reasons, including delays in:

•                  demonstrating sufficient safety and efficacy in Phase 2 clinical trials to obtain regulatory clearance to commence a Phase 3 clinical trial;

•                  obtaining sufficient funding;

•                  manufacturing sufficient quantities of drug;

•                  producing drugs that meet the quality standards of the United States Food and Drug Administration (FDA) and other regulatory agencies;

•                  ensuring our ability to manufacture drugs at acceptable costs for later-stage clinical trials and commercialization;

•                  obtaining clearance or approval of a proposed trial design or manufacturing specifications from the FDA and other regulatory authorities;

•                  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations and the trial sites; and

•                  obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site.

We may not be able to manufacture our product candidates at costs or scales necessary to conduct our clinical programs or potential future commercialization activities.

Our product candidates are likely to be more expensive to manufacture than most other treatments currently available today or that may be available in the future. The commercial cost of manufacturing imetelstat and GRN1005 will need to be significantly lower than our current costs in order for these product candidates to become commercially successful products. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for Phase 2 clinical trials. Similarly, our GRN1005 manufacturing processes are currently conducted at a relatively small scale, and there is also limited history of manufacturing of GRN1005. Accordingly, we may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat or GRN1005. Additionally, given the complexities of our manufacturing processes, the resulting costs that we incur to conduct our clinical trials may be higher than would be anticipated for other comparable treatments, requiring us to expend relatively larger amounts of cash to complete our clinical trials, which would negatively impact our financial condition and could increase our need for additional capital.

Manufacturing our product candidates is subject to process and technical challenges and regulatory risks.*

We face numerous risks and uncertainties with regard to manufacturing imetelstat and GRN1005. Regulatory requirements for product quality of oligonucleotide products are less well-defined than for small-molecule drugs, and there is no guarantee that we will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Similarly, our GRN1005 manufacturing process, including the consistency and quality of batches made, as well as the final drug product formulation or reconstitution procedure, while appropriate for Phase 2 clinical trials, may need to be improved for Phase 3 clinical trials and commercial approval. Changes in our manufacturing processes or formulations for imetelstat or GRN1005 made during later stages of clinical development, including during Phase 3 trials, may result in regulatory delays, the need for further clinical trials, or rejection of a marketing application by regulatory authorities, which would result in a material adverse effect on our business.

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

We also do not have commercialization capabilities for our product candidates, and we will need to establish sales, marketing and distribution capabilities or establish and maintain agreements with third parties to market and sell our product candidates. Developing internal sales, marketing and distribution capabilities is an expensive and time-consuming process. We may not be able to enter into third-party marketing and distribution agreements on terms that are economically attractive, or at all. Even if we do enter into such agreements, these third parties may not successfully market or distribute any of our product candidates, which may materially harm our business.

Obtaining regulatory approvals to market our product candidates in the United States and other countries is a costly and lengthy process, and we cannot predict whether or when we will be permitted to commercialize our product candidates.

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products from our discoveries, from successfully conducting our development efforts or from commercializing our product candidates. The regulatory process, particularly for biopharmaceutical product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources.

Our product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application seeking approval to commence commercial sales. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health and regulatory authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. For example, safety and efficacy data from any of our Phase 2 clinical trials, even if favorable, may not provide sufficient rationale for us to proceed to, or otherwise enable us to obtain regulatory clearance for, a Phase 3 clinical trial. In addition, delays or rejections may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate. We do not expect to receive regulatory approvals for our product candidates for a number of years, if at all.

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

Even if we commit the necessary time and resources, the required regulatory agency approvals may not be obtained for any product candidates developed by us or in collaboration with us. If we obtain regulatory agency approval for a new product, this approval may entail limitations on the indicated uses or other aspects of the product label for which it can be marketed that could limit the potential commercial use of the product. The occurrence of any of these events could materially adversely affect our business.

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

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•                  recall or seizure of products;

•                  injunction against the manufacture, distribution and sales and marketing of products; and

•                  criminal prosecution.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with clinical research organizations, vendors, corporate partners, licensors, licensees or others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we have contracted with two clinical research organizations that are primarily responsible for the execution of clinical site related activities for our imetelstat and GRN1005 Phase 2 clinical trials, including clinical trial site monitoring activities. In addition, we have contracted with single vendors for each of our clinical programs to develop and maintain the clinical databases for each respective program, and a single vendor maintains our safety database for both programs.

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

Our ability to manufacture our product candidates is risky and uncertain because we must rely on third parties for manufacturing. There may be shortages of key materials, and we may have only one source of manufacture or supply.

We rely on other companies for certain process development, supply of starting materials, manufacturing or other technical and scientific work with respect to our imetelstat and GRN1005 product candidates, but we do not have direct control over their personnel or operations. If these companies do not perform the work which they were assigned or do not complete the work within the expected timelines, or if they choose to exit the business, our ability to develop or manufacture our product candidates could be significantly harmed. For example, we may need to change one or more of our suppliers due to these or other reasons and the change could lead to delays in drug supply. In addition, we have not established long-term supply agreements for imetelstat or GRN1005.

In addition, our manufacturers may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 trials and commercial production. Our manufacturers may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at a commercially reasonable cost to us.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations. *

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2012, our accumulated deficit was approximately $822.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

Substantially all of our revenues to date have been research support payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration or license agreements that result in revenues. We do not expect that the revenues generated from these arrangements will be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock and our ability to sustain operations. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

•                  changes in our clinical development plans for our product candidates, imetelstat and GRN1005;

•                  our ability to meaningfully reduce manufacturing costs of current product candidates;

•                  the magnitude and scope of our research and development programs, including the number and type of product candidates we intend to pursue;

•                  the progress we make in our research and development programs, preclinical development and clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  the timing of a potential divestiture of our stem cell program assets and the consideration, if any, we may receive as a result of such divestiture;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In particular, since the latter half of 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets, which may make it more difficult to raise equity and debt financing when we need it. In addition, our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing.

Further, in the event that we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves.

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

Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in several patent oppositions before the European Patent Office, or EPO, with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. The rights to GV1001 passed from GemVax, a Norwegian company, to Pharmexa, a Danish company, as a result of a 2005 acquisition. In late 2008, Pharmexa reported that it sold its telomerase vaccine program to a Korean company, KAEL Co. Ltd., and the continuing company now operates under the name KAEL-GemVax. Various clinical trials of GV1001 are underway, including a Phase 3 combination study in pancreatic cancer. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer, and we opposed that patent in 2004. In 2005, the Opposition Division, or OD, of the EPO revoked the claims originally granted to Pharmexa, but permitted Pharmexa to add new, narrower claims limited to five specific small peptide fragments of telomerase. The decision was appealed to the Technical Board of Appeals, or TBA. In August 2007, the TBA ruled, consistent with the decision of the OD, that Pharmexa was not entitled to the originally granted broad claims but was only entitled to the narrow claims limited to the five small peptides. KAEL-GemVax was granted a further related European patent covering its telomerase peptide vaccine against which we have filed an opposition. That opposition is ongoing and we cannot predict its outcome.

In parallel, Pharmexa opposed a European patent held by us, the claims of which cover many facets of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in our patent, specifically the three claims covering telomerase peptide cancer vaccines. The remaining 47 claims were upheld, and that decision was affirmed by the TBA. We have now been awarded a second European patent with claims to telomerase peptides, and this patent has also been opposed by KAEL-GemVax. We believe that GV1001 is covered by our telomerase patents and our goal in these proceedings is to maintain strong patent protection that will enable us to enter into a licensing arrangement with KAEL-GemVax that could result in commercial benefit for Geron if GV1001 is successfully commercialized; however, we may not be able to maintain that protection or enter into such a licensing arrangement on commercially reasonable terms, if at all. We cannot predict the outcome of this opposition or any subsequent appeal of the decision in the opposition.

European opposition and appeal proceedings can take several years to reach final decision. The oppositions discussed above reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also currently involved in other patent opposition proceedings in Europe and Australia.

Under the America Invents Act, or the AIA, interference proceedings will be eliminated for patent applications filed on or after March 2013, to be replaced with other types of proceedings, including post-grant review procedures; thus, the U.S. patents will be subject to post-grant review procedures similar to European oppositions. Patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and reexamination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights and negatively impact our business.

As more groups become engaged in scientific research and product development in the areas of telomerase biology and peptide-drug conjugates for delivery of therapeutics across the BBB, the risk of our patents being challenged through patent interferences, oppositions, reexaminations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our business by:

•      causing us to lose patent rights in the relevant jurisdiction(s);

•      subjecting us to litigation, or otherwise preventing us from commercializing product candidates in the relevant jurisdiction(s);

•      requiring us to obtain licenses to the disputed patents;

•      forcing us to cease using the disputed technology; or

•      requiring us to develop or obtain alternative technologies.

By way of example, an anonymous party challenged the issuance of a European patent to Angiochem that is relevant to GRN1005. Although this European patent has now issued, the issuance could be opposed. We and/or Angiochem could also experience oppositions related to future European patents relevant to our product candidates. If such challenges to our patent rights covering our product candidates are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing product candidates, which could materially harm our business.

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

Our commercial success depends significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of product candidates or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our product candidates, and we initiate negotiation for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all. If we do not obtain a necessary license, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in our product development. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from developing certain product candidates. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business. By way of example, we are aware of at least one entity that is seeking to obtain patent claims that may, if granted, be argued to read on imetelstat. While such claims have not been issued, and may not be valid if they do issue, we expect that as our product candidates continue to progress in development, we will see more efforts by others to obtain patents that are positioned to cover our product candidates.

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

•      European court ruling: In 2011, the European Court of Justice (ECJ) rendered a decision in a case known as Brüstle v. Greenpeace that is widely viewed to have effectively abolished the ability to enforce patents on hESC technologies in member states of the European Union (EU). This decision may reduce the value of our hESC patent portfolio in a divestiture transaction.

•      Patent interferences: Two of our patent applications covering the production of endoderm from hESCs (part of the process for making pancreatic islet cells) are involved in interferences with a patent held by ViaCyte, Inc. A decision was handed down in the first interference in July 2012, awarding all claims to ViaCyte. This decision is subject to appeal and we are currently evaluating the path forward, which may include an appeal. Since the first interference may be appealed, we cannot predict what the outcome will be. The second interference is still ongoing and a number of outcomes are possible: (i) the claims may be awarded to ViaCyte; (ii) the claims may be awarded to us, or (iii) neither party may be found to be entitled to the claims. The decision from the Patent Office in the second interference may also be subject to appeal. Since the second interference is still ongoing, we cannot predict what the outcome will be.

•      Reexaminations: In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as Consumer Watchdog) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF). These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to us pursuant to a January 2002 license agreement which conveys exclusive rights to us under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from hESCs, as well as non-exclusive rights for other product opportunities. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent and, in April 2010, the Board of Patent Appeals and Interferences (BPAI) reversed the earlier decision of the Patent Office on the 7,029,913 patent and remanded the case back to the Patent Office for further prosecution. In November 2011, the Patent Office again upheld the patentability of the claims and the case is currently under further review by the BPAI. The case could be subject to further appeal.

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

•      marketing, sales and distribution.

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

•      reimbursement policies of government and third-party payers.

If the health care community does not accept our product candidates for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

If we fail to obtain acceptable prices or adequate reimbursement for our product candidates, the use of our product candidates could be severely limited.

Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payers. In March 2010, the Patient Protection and Affordability Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA) became law. In June 2012, the United States Supreme Court upheld the constitutionality of key provisions of the PPACA. The PPACA contains numerous initiatives that impact the pharmaceutical industry. These include, among other things:

•      increasing existing price rebates in federally funded health care programs;

•      expanding rebates, or other pharmaceutical company discounts, into new programs;

•      imposing a new non-deductible excise tax on sales of certain prescription pharmaceutical products by prescription drug manufacturers and importers;

•      reducing incentives for employer-sponsored health care;

•      creating an independent commission to propose changes to Medicare with a particular focus on the cost of biopharmaceuticals in Medicare Part D;

•      providing a government-run public option with biopharmaceutical price-setting capabilities;

•      allowing the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers;

•      reducing the number of years of data exclusivity for innovative biological products potentially leading to earlier biosimilar competition; and

•      increasing oversight by the FDA of pharmaceutical research and development processes and commercialization tactics.

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

RISKS RELATED TO ENVIRONMENTAL AND PRODUCT LIABILITY

Our activities involve hazardous materials, and improper handling of these materials by our employees, contractors, or agents could expose us to significant legal and financial penalties. *

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we, our contractors and agents are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. As an example, one of the components of GRN1005, paclitaxel, is considered a cytotoxic agent, which makes the manufacturing of GRN1005 subject to additional regulations, and limits the number of manufacturing facilities in which GRN1005 can be made. In addition, our lease with respect to the premises leased by us at 230 Constitution Drive will expire on August 31, 2012.  In connection with our exit from those premises, we are required to comply with certain federal, state and county environmental laws and regulations. Our inability to do so could subject us to considerable additional cost or liability that would have a material adverse effect on our financial condition.  We, our contractors or agents may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. Since the latter half of 2008, broad distress in the financial markets and the economy has resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with the European sovereign debt crisis, declining business and consumer confidence and high unemployment have recently contributed to substantial market volatility. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

Historically, our stock price has been extremely volatile. Between January 1, 2002 and June 30, 2012, our stock has traded as high as $16.80 per share and as low as $1.25 per share. Between January 1, 2009 and June 30, 2012, the price has ranged between a high of $9.24 per share and a low of $1.25 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•      announcements regarding our clinical trial results;

•      the demand in the market for our common stock;

•      the experimental nature of our product candidates;

•      fluctuations in our operating results;

•      our declining cash balance as a result of operating losses;

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

•      the issuance of common stock to partners, vendors or to investors to raise additional capital; and

•      the occurrence of any of those risks and uncertainties discussed in this Item 1A “Risk Factors”.

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted which could have a material adverse effect on the liquidity of our common stock. *

Our common stock is currently listed on NASDAQ. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we failed to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. For example, after we announced the discontinuation of our stem cell business, our stock price declined. Further, if the results of our Phase 2 trials are not successful, or if we are unable to receive what stockholders believe to be adequate compensation for our stem cell assets, our stock price would likely decline, and may result in litigation. Securities-related litigation may be filed in the future and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

The sale of a substantial number of shares may adversely affect the market price of our common stock. *

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of June 30, 2012, we had 300,000,000 shares of common stock authorized for issuance and 131,315,880 shares of common stock outstanding. In addition, as of June 30, 2012, we had reserved approximately 33,633,062 shares of common stock for future issuance pursuant to our option and equity incentive plans, potential milestone payments and outstanding warrants. Issuing additional shares could negatively affect the market price of our common stock.

Future sales of our common stock, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. In addition, in July 2012 we filed a universal shelf registration statement to sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. The cumulative value allowed to be sold by us of all securities under this universal shelf registration statement, if declared effective by the Securities and Exchange Commission, is $200 million. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, potential milestone payments and outstanding warrants also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

		Incorporation by Reference
Exhibit				Exhibit	Filing	Filed
Number	Description	Filing	File No.	Number	Date	Herewith
3.1	Restated Certificate of Incorporation.	8-K	0-20859	3.3	5/18/12

3.2	Certificate of Amendment of the Restated Certificate of Incorporation.	8-K	0-20859	3.1	5/18/12

10.1	Sixth Amendment to Lease by and between Geron Corporation and David D. Bohannon Organization, dated June 4, 2012.	8-K	0-20859	10.1	6/8/12

10.2	Transition and Separation Agreement between the Registrant and David J. Earp, dated April 2, 2012. *	10-Q	0-20859	10.8	5/7/12

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements. **

X

*	Management contract or compensation plan or arrangement.

**

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

GERON CORPORATION

Date: August 3, 2012	By:	/s/ GRAHAM K. COOPER
Graham K. Cooper
Executive Vice President, Finance and Business
Development, and Chief Financial Officer
(Duly Authorized Signatory)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit				Exhibit	Filing	Filed
Number	Description	Filing	File No.	Number	Date	Herewith
3.1	Restated Certificate of Incorporation.	8-K	0-20859	3.3	5/18/12

3.2	Certificate of Amendment of the Restated Certificate of Incorporation.	8-K	0-20859	3.1	5/18/12

10.1	Sixth Amendment to Lease by and between Geron Corporation and David D. Bohannon Organization, dated June 4, 2012.	8-K	0-20859	10.1	6/8/12

10.2	Transition and Separation Agreement between the Registrant and David J. Earp, dated April 2, 2012. *	10-Q	0-20859	10.8	5/7/12

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2012.					X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.**

						X

*	Management contract or compensation plan or arrangement.

**

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