Form 10-Q
period 2012-09-30
GERON CORP
filed 2012-11-02
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 29, 2012:
Common Stock, $0.001 par value	130,755,585 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$16,008	$16,105
Restricted cash	794	793
Current portion of marketable securities	84,443	105,208
Interest and other receivables	842	1,398
Prepaid assets	959	2,121
Total current assets	103,046	125,625
Noncurrent portion of marketable securities	5,726	32,133
Property and equipment, net	1,431	1,241
Deposits and other assets	825	1,048
	$111,028	$160,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014	$2,980
Accrued compensation and benefits	3,907	3,029
Accrued restructuring charges	90	3,730
Accrued liabilities	4,171	3,641
Fair value of derivatives	74	64
Total current liabilities	11,256	13,444
Commitments and contingencies
Stockholders’ equity:
Common stock	131	131
Additional paid-in capital	938,080	932,066
Accumulated deficit	(838,521)	(785,503)
Accumulated other comprehensive income (loss)	82	(91)
Total stockholders’ equity	99,772	146,603
	$111,028	$160,047

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Revenues from collaborative agreements	$—	$—	$—	$300
License fees and royalties	636	220	2,020	1,887
Total revenues	636	220	2,020	2,187

Operating expenses:
Research and development	11,684	16,345	39,568	49,644
General and administrative	4,829	3,811	15,726	18,251
Total operating expenses	16,513	20,156	55,294	67,895
Loss from operations	(15,877)	(19,936)	(53,274)	(65,708)
Unrealized (loss) gain on derivatives, net	(44)	291	(10)	570
Interest and other income	140	237	481	820
Losses recognized under equity method investment	—	—	—	(503)
Interest and other expense	(172)	(114)	(215)	(178)
Net loss	$(15,953)	$(19,522)	$(53,018)	$(64,999)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.42)	$(0.52)

Shares used in computing basic and diluted net loss per share	127,236,993	125,101,177	126,833,916	124,259,698

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Net loss	$(15,953)	$(19,522)	$(53,018)	$(64,999)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	10	(124)	4	(82)
Foreign currency translation adjustments	—	(8)	16	4
Reclassification of foreign currency translation adjustments	153	—	153	—
Other comprehensive income (loss)	163	(132)	173	(78)
Comprehensive loss	$(15,790)	$(19,654)	$(52,845)	$(65,077)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(53,018)	$(64,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	1,236
Accretion and amortization on investments, net	1,806	3,533
Accretion of discount on long-term debt	—	33
Interest expense on long-term debt	—	20
Gain on sale of property and equipment	(32)	—
Issuance of common stock for acquired in-process research and development	—	594
Issuance of common stock in exchange for services by non-employees	152	507
Stock-based compensation for employees and directors	4,016	12,532
Amortization related to 401(k) contributions	336	630
Loss on equity method investment	—	503
Unrealized loss (gain) on derivatives	10	(570)
Changes in assets and liabilities:
Other current and noncurrent assets	1,941	3,557
Other current and noncurrent liabilities	(768)	1,395
Translation adjustment	169	4
Net cash used in operating activities	(44,730)	(41,025)

Cash flows from investing activities:
Restricted cash transfer	(1)	(1)
Purchases of property and equipment	(854)	(395)
Proceeds from sale of property and equipment	38	—
Purchases of marketable securities	(54,905)	(104,591)
Proceeds from maturities of marketable securities	100,275	129,439
Proceeds from sale of investments in licensees	—	1
Net cash provided by investing activities	44,553	24,453

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	80	293
Proceeds from issuance of long-term debt	—	4,282
Net cash provided by financing activities	80	4,575
Net decrease in cash and cash equivalents	(97)	(11,997)
Cash and cash equivalents at the beginning of the period	16,105	45,972
Cash and cash equivalents at the end of the period	$16,008	$33,975

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements at that date.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron, our former wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company, and our former majority-owned subsidiary, TA Therapeutics, Ltd. (TAT), a Hong Kong company. We have eliminated intercompany accounts and transactions. We prepared the financial statements of Geron Bio-Med using the local currency as the functional currency. We translated the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translated income and expense items at average monthly rates of exchange. The resultant translation adjustments were included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The functional currency for TAT was U.S. dollars. In July 2010, the board of directors and shareholders of TAT approved actions to commence a voluntary winding up of the company. The full wind up of TAT was completed in March 2011. In March 2012, the board of directors and shareholders of Geron Bio-Med approved actions to commence a voluntary winding up of the company. The full wind up of Geron Bio-Med was completed in August 2012.

Net Loss Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potential dilutive securities primarily consist of outstanding employee stock options, restricted stock and warrants to purchase common stock and are determined using the treasury stock method at an average market price during the period.

Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 16,061 and 531,446 shares for the 2012 and 2011 periods, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three and nine months ended September 30, 2012 and 2011. See Note 2 on Fair Value Measurements.

Non-Marketable Investments in Licensees

Investments in non-marketable nonpublic companies, in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees, are carried at cost, as adjusted for other-than-temporary impairments. We apply the equity method of accounting for investments in licensees in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees. See Note 3 on Equity Method Investment.

Fair Value of Derivatives

For non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed consolidated balance sheet at inception and adjusted to fair value at each financial reporting date. The change in fair value of the non-employee options is recorded in the condensed consolidated statement of operations as unrealized gain (loss) on derivatives. Fair value of non-employee options is estimated using the Black Scholes option-pricing model. The non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For non-employee options classified as permanent equity, the fair value of the non-employee options is recorded in stockholders’ equity as of their respective vesting dates and no further adjustments are made. See Note 2 on Fair Value Measurements.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Restricted Cash

Restricted cash consists of funds maintained in separate certificate of deposit accounts for specified purposes. The components of restricted cash were as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	264	263
	$794	$793

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

Clinical Trial Costs

A significant component of our research and development expenses is clinical trial costs. Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites and the duration for which the patients will be enrolled in the study. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2012 and 2011 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Research and development	$594	$1,421	$1,861	$4,685
General and administrative	669	945	2,155	7,847
Stock-based compensation expense included in operating expenses	$1,263	$2,366	$4,016	$12,532

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

In February 2011, certain outstanding restricted stock awards and stock options held by Thomas B. Okarma, Ph.D., M.D., our former President and Chief Executive Officer, were modified in connection with his separation of employment from the Company, resulting in additional non-cash stock-based compensation expense of $3,472,000, which has been included in general and administrative expenses for the nine months ended September 30, 2011.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

The fair value of options granted during the nine months ended September 30, 2012 and 2011 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2012	2011
Dividend yield	None	None
Expected volatility range	0.631 to 0.726	0.629 to 0.644
Risk-free interest rate range	0.81% to 1.25%	0.88% to 2.37%
Expected term	6 yrs	5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2012 and 2011 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2012	2011
Dividend yield	None	None
Expected volatility range	0.458 to 0.774	0.278 to 0.584
Risk-free interest rate range	0.06% to 0.21%	0.10% to 0.32%
Expected term range	6 - 12 mos	6 - 12 mos

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

Restricted Stock Awards

We grant restricted stock awards to employees and non-employee directors with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. Service-based awards generally vest annually over four years. Performance-based awards vest upon achievement of discrete strategic corporate goals within a specified performance period, generally three years. Market-based awards vest upon achievement of certain market price thresholds of our common stock within a specified performance period, generally three years.

The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value is amortized as stock-based compensation expense over the requisite service period of the award on a straight-line basis and is reduced for estimated forfeitures, as applicable.

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no stock-based compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service period has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 as the achievement of the specified performance criteria was not considered probable during that time.

The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards had not been achieved as of September 30, 2012.

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

Level 1 —

Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

SEPTEMBER 30, 2012

(UNAUDITED)

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

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$10,791	$—	$—	$10,791
Corporate notes	1,000	—	—	1,000
	$11,791	$—	$—	$11,791
Restricted cash:
Certificates of deposit	$794	$—	$—	$794
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$6,998	$10	$—	$7,008
Government-sponsored enterprise securities (due in 1 to 2 years)	3,137	1	—	3,138
Commercial paper (due in less than 1 year)	19,625	19	—	19,644
Corporate notes (due in less than 1 year)	57,738	61	(8)	57,791
Corporate notes (due in 1 to 2 years)	2,589	—	(1)	2,588
	$90,087	$91	$(9)	$90,169

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$12,885	$—	$—	$12,885
Restricted cash:
Certificates of deposit	$793	$—	$—	$793
Marketable securities:
Certificate of deposit (due in less than 1 year)	$329	$—	$—	$329
Government-sponsored enterprise securities (due in less than 1 year)	15,061	25	(1)	15,085
Government-sponsored enterprise securities (due in 1 to 2 years)	6,998	18	(12)	7,004
Commercial paper (due in less than 1 year)	39,206	41	—	39,247
Corporate notes (due in less than 1 year)	50,556	19	(28)	50,547
Corporate notes (due in 1 to 2 years)	25,113	30	(14)	25,129
	$137,263	$133	$(55)	$137,341

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Marketable securities with unrealized losses at September 30, 2012 and December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of September 30, 2012:
Corporate notes (due in less than 1 year)	$19,397	$(8)	$—	$—	$19,397	$(8)
Corporate notes (due in 1 to 2 years)	2,588	(1)	—	—	2,588	(1)
	$21,985	$(9)	$—	$—	$21,985	$(9)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of December 31, 2011:
Government-sponsored enterprise securities (due in less than 1 year)	$5,021	$(1)	$—	$—	$5,021	$(1)
Government-sponsored enterprise securities (due in 1 to 2 years)	3,988	(12)	—	—	3,988	(12)
Corporate notes (due in less than 1 year)	33,847	(28)	—	—	33,847	(28)
Corporate notes (due in 1 to 2 years)	13,096	(14)	—	—	13,096	(14)
	$55,952	$(55)	$—	$—	$55,952	$(55)

The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of September 30, 2012 and December 31, 2011 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of September 30, 2012 and December 31, 2011 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost bases.

Non-Marketable Investments in Licensees

As of September 30, 2012 and December 31, 2011, we had no carrying value for our investments in non-marketable nonpublic companies. We recognized no charges related to other-than-temporary declines in fair values of investments in licensees for the three and nine months ended September 30, 2012 and 2011. See Note 3 on Equity Method Investment for further discussion of investments in licensees.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2012	December 31, 2011
Dividend yield	None	None
Expected volatility	0.772	0.714
Risk-free interest rate	0.31%	0.36%
Expected term	3 yrs	3 yrs

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

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. There were no reclassifications from current liabilities to stockholders’ equity for non-employee option exercises during the three and nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At September 30, 2012		At December 31, 2011
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$74	284,600	$64

Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$10,791	$—	$—	$10,791
Government-sponsored enterprise securities (2) (3)	—	10,146	—	10,146
Commercial paper (2)	—	19,644	—	19,644
Corporate notes (1) (2) (3)	—	61,379	—	61,379
Total	$10,791	$91,169	$—	$101,960

Liabilities
Derivatives (4)	$—	$—	$74	$74

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

SEPTEMBER 30, 2012

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2012 (including the change in fair value), for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended September 30, 2012
							Change in
							Unrealized Loss
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Loss	Purchases		In and/or	Fair Value at	Instruments
	June 30,	Included in	and	Sales and	Out of	September 30,	Held at
(In thousands)	2012	Earnings, net (1)	Issuances	Settlements	Level 3	2012	September 30, 2012 (1)
Derivative liabilities	$30	$44	$—	$—	$—	$74	$44

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Nine Months Ended September 30, 2012
							Change in
							Unrealized Loss
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Loss	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	September 30,	Held at
(In thousands)	2011	Earnings, net (1)	Issuances	Settlements	Level 3	2012	September 30, 2012 (1)
Derivative liabilities	$64	$10	$—	$—	$—	$74	$10

(1)   Reported as unrealized loss on derivatives in our condensed consolidated statements of operations.

3. EQUITY METHOD INVESTMENT

From December 2010 to September 2012, we owned 40% of ViaGen, Inc. (ViaGen), a company with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In November 2010, we provided a loan of $1,500,000 to ViaGen to fund its operations. Since the loan represented additional financial support to ViaGen, we applied the equity method of accounting by increasing (decreasing) the carrying value of the loan by our proportionate share of ViaGen’s earnings (losses). We recognized a loss of $503,000 for our proportionate share of ViaGen’s operating losses for the nine months ended September 30, 2011. No amounts were recognized for the three months ended September 30, 2011. Our share of losses is recorded in our condensed consolidated statements of operations under losses recognized under equity method investment. No amounts were recognized for the three and nine months ended September 30, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support or obligations to perform services or other activities for ViaGen.

In September 2012, we cancelled our outstanding loan to ViaGen and sold our entire equity interest to Trans Ova Genetics, L.C. (Trans Ova) in exchange for potential commercial milestones aggregating up to $2,400,000. We are also eligible to receive 40% of certain proceeds upon the sale by Trans Ova of a non-marketable nonpublic equity investment held by ViaGen. These potential payments are subject to substantive contingencies and as such, we will recognize a gain only upon achievement of the milestones or sale, as applicable. Since we held no value for our investment in ViaGen and future payments from Trans Ova are subject to substantive contingencies, we have not recognized any gain for the sale of our equity interest in ViaGen.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

4. RESTRUCTURING

On November 14, 2011, we announced the decision to focus on the development of our oncology programs and consequently, we discontinued further development of our stem cell programs. With this decision, a total of 66 full-time positions were eliminated. Of those, 14 employees continued to provide services through various dates in the first half of 2012.

The outstanding restructuring liability is included in accrued restructuring charges on our condensed consolidated balance sheet as of September 30, 2012 and the components are summarized in the following table:

Employee Severance
(In thousands)	and Other Benefits
Beginning accrual balance as of December 31, 2011	$3,730
Cash payments	(3,450)
Adjustments or non-cash credits	(190)
Ending accrual balance as of September 30, 2012	$90

We may incur additional charges as a result of the restructuring as we exit one of the three buildings in which we lease space in Menlo Park, California. Such charges, if any, will be recorded as they are determined. We also plan to sell any excess equipment, the net proceeds of which may offset some of these future charges. As of September 30, 2012, we have received proceeds of $38,000 from the sale of excess equipment.

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

6. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Supplemental Operating Activities:
Issuance of common stock for performance bonus	—	2,807
Issuance of common stock for 401(k) matching contributions	1,361	1,294
Issuance of common stock for acquired in-process research and development	—	27,500
Issuance of common stock for services rendered to date or to be received in future periods	69	251
Reclassification between deposits and other current assets	135	(180)
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	4	(82)

7. SUBSEQUENT EVENT

On October 8, 2012, we entered into an At-the-Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through MLV as our sales agent. We will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the sales agreement. We are not obligated to make any sales of common stock under the sales agreement and, to date, we have not sold any common stock pursuant to this agreement.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 7, 2012.

Geron is a biopharmaceutical company developing first-in-class therapies for cancer. We have two lead product candidates in clinical development, GRN1005 and imetelstat. GRN1005 is a peptide-drug conjugate that is designed to transport a proven anti-cancer drug, paclitaxel, across the blood-brain barrier (BBB) by targeting low-density lipoprotein receptor-related proteins (LRPs) that are expressed on the BBB. GRN1005 is being evaluated in two Phase 2 clinical trials: brain metastases arising from breast cancer and brain metastases arising from non-small cell lung cancer. Imetelstat is a telomerase inhibitor that is being evaluated in Phase 2 clinical trials for hematologic malignancies.

GRN1005. GRN1005 is a peptide-drug conjugate designed to deliver paclitaxel across the BBB and into tumors in the brain. The BBB prevents most drugs, including oncology drugs, from reaching the brain at levels that are clinically effective. GRN1005 is designed to overcome this challenge by linking paclitaxel to a proprietary peptide, Angiopep-2, that is actively transported across the BBB. Angiopep-2 may also facilitate uptake of the conjugate into tumor cells inside and outside the brain.

We are conducting two single-arm Phase 2 trials of GRN1005, one in patients with brain metastases associated with breast cancer and the other in patients with brain metastases associated with non-small cell lung cancer (NSCLC). We selected these indications because in Phase 1 trials clinical activity was observed in patients with these tumor types. Interim data from the Phase 2 clinical trial in patients with brain metastases arising from breast cancer will be presented at the San Antonio Breast Cancer Symposium in early December 2012.

Imetelstat. Imetelstat is an inhibitor of the enzyme telomerase. Because of the role of telomerase in extending cancer cell longevity and proliferation, we believe that inhibiting telomerase may be an effective strategy for treating a broad range of malignancies.

We are studying imetelstat in two single-arm Phase 2 trials in hematologic (blood-based) cancers, one in essential thrombocythemia (ET) and the other in multiple myeloma. Using biomarkers, these two studies are designed to evaluate whether inhibiting telomerase will selectively reduce the proliferation of the malignant progenitor cells responsible for these diseases. In the ET trial, we are also evaluating clinical and hematological responses. We expect to release top-line results from these studies in the fourth quarter of 2012. Data from the Phase 2 clinical trial in patients with ET will be presented at the American Society of Hematology annual meeting in early December 2012.

In September 2012, we announced that based on the results of an unplanned interim analysis, we have discontinued the randomized Phase 2 study of imetelstat in metastatic HER2-negative breast cancer because median progression-free survival (PFS) in the imetelstat arm was shorter than in the comparator arm. The clinical protocol for the metastatic HER2-negative breast cancer trial allowed for reductions or delays in the dosing of paclitaxel consistent with the approved labeling, and there were an increased number of such occurrences in the imetelstat arm of the study. A series of analyses suggested that reductions of paclitaxel dose intensity in the imetelstat arm were likely responsible for the difference in PFS in that study.

At the same time that we announced the discontinuation of the randomized Phase 2 study of imetelstat in metastatic HER2-negative breast cancer, we also announced that the randomized Phase 2 study of imetelstat in advanced NSCLC would continue, because a separate unplanned interim analysis of that study suggested a modest, but not statistically significant, trend in PFS in favor of the imetelstat arm. Since the pre-specified criteria for success in this trial were not met, we have no plans to conduct a Phase 3 study of imetelstat in advanced NSCLC. Additional sub-group analyses, as called for in the protocol, are ongoing and we expect to publish the results of these analyses in a scientific forum at a later date.

Stem Cell Assets. In November 2011, we announced that we will focus on our oncology programs and consequently, we discontinued development of and have sought to divest our stem cell programs. We continue to accrue data on the patients already enrolled in the Phase 1 trial of our human embryonic stem-cell derived oligodendrocyte progenitor cell therapy (GRNOPC1) for the treatment of acute spinal cord injury. In the third quarter of 2012, we received decisions from the United States Patent and Trademark Office Board of Patent Appeals and Interferences, or BPAI, in two ongoing patent interference proceedings between us and ViaCyte, Inc., or ViaCyte, related to two of our patent applications covering the production of endoderm from human embryonic stem cells (part of the process for making pancreatic islet cells). In each case, the BPAI awarded all involved claims to ViaCyte. We have appealed the decisions of the BPAI in both interferences in a litigation proceeding brought in the United States District Court for the Northern District of California, or District Court, and ViaCyte has filed a counterclaim in the District Court, seeking affirmation of the rulings in the two interference proceedings. Although we have sought to divest our stem cell programs and have considered a number of alternatives with respect to our stem cell programs, these and other intellectual property matters, and the acceptance of new technologies, have adversely affected and may continue to adversely affect our efforts to divest our stem cell programs. While we continue to seek clarification and/or resolution of these matters, on October 18, 2012, BioTime, Inc., or BioTime, sent an unsolicited letter to our stockholders outlining BioTime’s proposal to acquire our stem cell programs. Our board of directors is reviewing BioTime’s proposal and will act in a manner that our board of directors believes is in the best interests of our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that materially impact our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our results of operations, as well as the progress of our research and development efforts and variations in the level of expenses related to developmental efforts, have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, uncertainty of clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborative partners and potential competition. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a number of years, if at all.

Revenues

We recognized no revenues from collaborative agreements for the three months ended September 30, 2011, compared to $300,000 for the nine month period then ended. Revenues from collaborative agreements in 2011 reflect revenue recognized under our collaboration with GE Healthcare UK, Ltd., or GE Healthcare. No comparable amounts were recognized for the three and nine months ended September 30, 2012 because the collaboration with GE Healthcare concluded in June 2011.

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future product sales, or any combination thereof. We recognized license fee revenues of $538,000 and $1.0 million for the three and nine months ended September 30, 2012, respectively, compared to $165,000 and $1.1 million for the comparable 2011 periods related to our various agreements. The increase in license fee revenues for the third quarter of 2012 compared to the comparable period in 2011 primarily reflects the full recognition of a license payment from GE Healthcare upon the exercise of an option to expand the scope of their original 2009 license agreement. Under the expanded license, GE Healthcare obtained exclusive global rights to our intellectual property and know-how for the development and sale of cellular assays derived from induced pluripotent stem cells. Current revenues may not be predictive of future revenues.

We received royalties of $98,000 and $1.0 million for the three and nine months ended September 30, 2012, respectively, compared to $55,000 and $813,000 for the comparable 2011 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. Future license and royalty revenues are dependent upon additional agreements being signed.

Research and Development Expenses

For each of our research and development programs, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of costs to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for those individuals involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research-related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance. These costs apply to our clinical programs, preclinical programs as well as our discovery research efforts. Product candidates are designated clinical candidates once an investigational new drug application has been filed with the U.S. Food and Drug Administration, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans. Preclinical programs include product candidates undergoing toxicology, pharmacology, metabolism and efficacy studies and manufacturing process development required before testing in humans can commence.

Research and development expenses were $11.7 million and $39.6 million for the three and nine months ended September 30, 2012, respectively, compared to $16.3 million and $49.6 million for the comparable 2011 periods. As shown in the table below, the decrease in research and development expenses for the three and nine months ended September 30, 2012 compared to the comparable periods in 2011 primarily reflects the discontinued development of our stem cell programs resulting in reduced direct external research and development costs for our Phase 1 trial of GRNOPC1 for the treatment of acute spinal cord injury, decreased personnel related costs and lower other research and development expenses, mainly for scientific supplies used to support our stem cell programs. The decrease in research and development expenses for the nine months ended September 30, 2012 compared to the comparable period in 2011, which primarily reflects the discontinued development of our stem cell programs, was partially offset by increased direct external research and development costs for our Phase 2 clinical trials of GRN1005 in patients with brain metastases that were initiated in December 2011. Overall, we expect research and development expenses for the remainder of 2012 to remain consistent with current levels as we incur expenses related to our clinical trials for imetelstat and GRN1005.

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Direct external research and development expenses:
Clinical program: Imetelstat	$2,828	$3,522	$10,974	$10,730
Clinical program: GRN1005	2,199	1,988	7,595	3,514
Clinical program: GRNOPC1	54	506	298	2,172
Preclinical programs	348	352	883	1,908
Personnel related expenses	4,419	6,642	14,403	21,427
All other research and development expenses	1,836	3,335	5,415	9,893
Total	$11,684	$16,345	$39,568	$49,644

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

General and Administrative Expenses

General and administrative expenses were $4.8 million and $15.7 million for the three and nine months ended September 30, 2012, respectively, compared to $3.8 million and $18.3 million for the comparable 2011 periods. The increase in general and administrative expenses for the third quarter of 2012 compared to the comparable period in 2011 primarily reflects higher legal and consulting fees associated with our intellectual property portfolio and our stem cell divestiture efforts. The decrease in the 2012 year-to-date period compared to the comparable period in 2011 primarily reflects lower personnel related costs, including non-cash stock-based compensation expense, partially offset by higher legal and consulting fees associated with our intellectual property portfolio and our stem cell divestiture efforts.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on fair value of derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized losses on derivatives of $44,000 and $10,000 for the three and nine months ended September 30, 2012, respectively, compared to unrealized gains of $291,000 and $570,000 for the comparable 2011 periods. The unrealized gains and losses on derivatives for 2012 and 2011 primarily reflects the changes in fair value of derivative liabilities as a result of fluctuations in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $140,000 and $481,000 for the three and nine months ended September 30, 2012, respectively, compared to $237,000 and $820,000 for the comparable 2011 periods. The decrease in 2012 compared to 2011 reflects lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Losses Recognized Under Equity Method Investment

We owned 40% of ViaGen, Inc. (ViaGen), a licensee with in-house breeding services and expertise in advanced reproductive technologies for animal cloning. In accordance with the equity method of accounting, we recognized a loss of $503,000 for our proportionate share of ViaGen’s operating losses for the nine months ended September 30, 2011. No amounts were recognized for the three months ended September 30, 2011. No amounts were recognized for the three and nine months ended September 30, 2012 because we suspended the equity method of accounting in June 2011 since our proportionate share of net losses exceeded the value of our investment and we had no commitments to provide financial support or obligations to perform services or other activities for ViaGen. In September 2012, we sold our entire equity interest in ViaGen to Trans Ova Genetics, L.C. See Note 3 on Equity Method Investment in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of ViaGen.

Interest and Other Expense

Interest and other expense was $172,000 and $215,000 for the three and nine months ended September 30, 2012, respectively, compared to $114,000 and $178,000 for the comparable 2011 periods. The increase in 2012 compared to 2011 was primarily due to the recognition of accumulated foreign currency translation adjustments in connection with the dissolution of Geron Bio-Med in August 2012, partially offset by reduced bank charges as a result of lower cash and investment balances and interest expense for the loan with the California Institute for Regenerative Medicine that we repaid in full in November 2011.

Net Loss

Net loss was $16.0 million and $53.0 million for the three and nine months ended September 30, 2012, respectively, compared to $19.5 million and $65.0 million for the comparable 2011 periods. The decrease in net loss in 2012 compared to 2011 was primarily due to reduced research and development expenses as a result of discontinuing development of our stem cell programs and lower non-cash stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2012 were $107.0 million, compared to $154.2 million at December 31, 2011. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2012 was the result of cash being used for operations.

In October 2012, we entered into the sales agreement with MLV which provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the sales agreement. To date, we have not sold any common stock pursuant to the sales agreement.

We estimate that our existing capital resources, amounts available to us under our equipment financing facility, future interest income and potential sales of our common stock will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the unexpected expenditure of available resources. Factors that may require us to use our available capital resources sooner than we anticipate include:

•                  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2012 and beyond;

•                  changes in our clinical development plans for our product candidates, imetelstat and GRN1005;

•                  our ability to meaningfully reduce manufacturing costs of current product candidates;

•                  the magnitude and scope of our research and development programs, including the number and type of product candidates and indications we intend to pursue;

•                  the progress we make in our research and development programs, preclinical development and clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  the timing of a potential divestiture of our stem cell assets and the consideration, if any, we may receive as a result of such divestiture;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, defending and enforcing patent claims.

If our existing capital resources, equipment financing arrangement, future interest income and potential sales of our common stock are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we would need to seek additional funding through strategic collaborations, public or private equity financings, equipment loans or other financing sources that may be available. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. Our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in clinical testing. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or product candidates or to grant licenses on terms that are unfavorable to us.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2012 and 2011 was $44.7 million and $41.0 million, respectively. The increase in net cash used in operations in 2012 compared to 2011 was primarily the result of cash payments incurred in connection with our November 2011 restructuring and reduced usage of our common stock in payment for services.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2012 and 2011 was $44.6 million and $24.5 million, respectively. The increase in net cash provided by investing activities in 2012 compared to 2011 reflects higher proceeds from maturities of marketable securities relative to purchases of marketable securities during the respective periods.

As of September 30, 2012 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $80,000 and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities in 2011 primarily reflected receipt of aggregate disbursements of approximately $4.3 million under a loan agreement with the California Institute for Regenerative Medicine (CIRM) in August 2011 solely to support development of GRNOPC1 for the treatment of acute spinal cord injury. In November 2011, we repaid the entire outstanding principal balance under the loan agreement with CIRM and gave notice of termination in connection with our decision to focus on the development of our oncology programs and discontinue further development of our stem cell programs.

Significant Cash and Contractual Obligations

As of September 30, 2012, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2013-	2015-	After
Contractual Obligations (1)	Total	in 2012	2014	2016	2016
	(Amounts in thousands)
Equipment leases	$11	$5	$6	$—	$—
Operating leases (2)	2,550	380	2,170	—	—
Research funding (3)	1,751	371	415	386	579
Total contractual cash obligations	$4,312	$756	$2,591	$386	$579

(1)                      This table does not include payments under our severance plan if there were a change in control of Geron or severance payments to key employees in the event of an involuntary termination. In addition, this table does not include any milestone payment or royalty obligations under our research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition to the minimum payments due under all of our current research collaborations and license agreements, we may be required to pay royalties on any product sales and an aggregate of up to $59.9 million in development milestone payments and up to $95.0 million in commercial milestone payments, in the event that all clinical and commercial development milestone events under these agreements are achieved.

(2)                      In February 2012, we entered into a lease agreement for our premises at 149 Commonwealth Drive. The lease at 149 Commonwealth Drive commenced in July 2012 and expires in July 2014. Our lease at 149 Commonwealth Drive includes an option to extend the lease for one additional period of two years. Operating lease obligations in the table above do not assume the exercise by us of any right of termination, or option to extend, if any. In June 2012, we amended the lease agreement for our premises at 200 Constitution Drive to extend the term of the lease through July 2014.

(3)                      Research funding is comprised of sponsored research commitments at various laboratories around the world.

Off-Balance Sheet Arrangements

None.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Our business is at an early stage of development, and we must overcome numerous risks and uncertainties to become successful. *

Our business is at an early stage of development, and we do not yet have product candidates in late-stage clinical trials or any products commercially available. Our ability to develop product candidates to and through commercial launch is subject to our ability to, among other things:

•                  achieve success in our ongoing Phase 2 clinical trials and potential future Phase 3 clinical trials;

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

There are many reasons why we may need to delay or abandon efforts to research, develop or obtain regulatory approvals to market our product candidates, including as a result of a product candidate failing at any stage of the development process for any or all of the indications we are pursuing or if we otherwise determine for business or financial reasons to delay or discontinue development of that product candidate for any or all indications. For example, in September 2012 we announced that, as a result of an unplanned interim efficacy analysis, we were discontinuing our Phase 2 clinical trial of imetelstat in metastatic breast cancer, or MBC, because median progression-free survival in the imetelstat arm was shorter than in the comparator arm. We also announced in September 2012 that an unplanned interim efficacy analysis of our Phase 2 clinical trial of imetelstat in advanced non-small cell lung cancer, or NSCLC, suggested that the pre-specified success criteria were unlikely to be met, and, as a consequence, it is doubtful that we will advance imetelstat forward into Phase 3 clinical development for NSCLC. If we observe similar or other negative results in our other ongoing Phase 2 clinical trials evaluating imetelstat in essential thrombocythemia and multiple myeloma, we may be further delayed or prevented from advancing imetelstat into Phase 3 clinical development or we may otherwise determine to discontinue our development of imetelstat, which would severely harm our business and our prospects.

Our current product candidates require significant additional clinical testing prior to regulatory approval in the United States and other countries, and we do not expect that any of our current product candidates will be commercially available for a number of years, if ever. It may also be difficult to assess the success or failure of any of our clinical trials for many reasons, including but not limited to the subjectivity and changing landscape that accompanies the benefit-to-risk assessment in any given patient population, and because subpopulation data might not be available at the time we report top-line data or other results. Our product candidates also may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for our product candidates.

Our product candidates may not prove to be more effective for treating disease than current therapies. Competitors or other third parties may also have proprietary rights that prevent us from developing and marketing our product candidates, or our competitors may sell similar, superior or lower-cost products that make our product candidates unsuitable for marketing. Our product candidates also may not be able to be manufactured in commercial quantities at an acceptable cost. Any of the foregoing factors could delay or prevent us from developing, commercializing and marketing our product candidates, which would materially adversely affect our business.

Our research and development programs are subject to numerous risks and uncertainties. *

The science and technology of telomere biology and telomerase, as well as receptor-targeting peptides that cross the blood-brain barrier (BBB), are relatively new. There is no precedent for the successful commercialization of therapeutic product candidates based on these technologies. In addition, we, our licensees, and our collaborators must undertake significant research and development activities to develop product candidates based on these technologies, which will require significant additional funding and may take years to accomplish, if ever.

Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research and development programs to be successful, any program, or any aspect of a program, may be delayed or abandoned, even after we have expended significant resources on it. Our decision to discontinue our Phase 2 clinical trial of imetelstat in MBC, despite the investment of significant resources on that trial, is an example of this. Any further delay or abandonment of our programs in telomerase technology or receptor-targeting peptide technology to cross the BBB would have a material adverse effect on and may result in the failure of our business.

In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when the drug was used as a single agent, and neutropenia when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. We also did not observe single-agent efficacy with imetelstat in our Phase 1 program. Further, the information we have related to the ability of GRN1005 to penetrate brain tissue and its anti-tumor activity is preliminary and based on Phase 1 clinical trials conducted by Angiochem. In the Phase 1 trials of GRN1005, Grade 4 neutropenia was the primary dose-limiting toxicity observed. In addition, in our Phase 2 clinical trial of GRN1005 in brain metastases arising from breast cancer, we amended our trial protocol to reduce the starting dosage from 650 mg/m2 to 550 mg/m2 as a result of premature withdrawals from the study due to a high incidence of paclitaxel-related toxicities. We may in the future observe similar dose-limiting toxicities or other safety issues in our ongoing Phase 2 clinical trials of GRN1005 in brain metastases and of imetelstat in hematologic malignancies that could delay or prevent the commencement and/or completion of our ongoing or potential future clinical trials or that may require us to conduct additional, unforeseen trials or to abandon these programs entirely.

If we are not able to divest our stem cell assets for substantial financial value to us, or at all, the proceeds we receive for the divestiture, if any, will be limited and our stock price may decline and our business may be adversely affected. *

In November 2011, we announced that we will focus on our oncology programs and consequently, we discontinued development of and have sought to divest our stem cell programs. Our stem cell programs were at an early stage of development, and we give no assurance regarding the consideration we will receive, if any, for their disposition. In addition, recent events concerning our intellectual property estate related to our stem cell programs have decreased the value we could potentially receive for the divestiture of our stem cell programs. In the third quarter of 2012, we received decisions from the United States Patent and Trademark Office Board of Patent Appeals and Interferences, or BPAI, in two ongoing patent interference proceedings between us and ViaCyte, Inc., or ViaCyte. In each case, the BPAI awarded all involved claims to ViaCyte. We have appealed the decisions of the BPAI in both interferences in a litigation proceeding brought in the United States District Court for the Northern District of California, or the District Court, and ViaCyte has filed a counterclaim in the District Court, seeking affirmation of the rulings in the two interference proceedings and seeking costs and attorneys’ fees in the District Court litigation and the two interference proceedings. At this time, we cannot predict the outcome of the appeals or the timing for resolution of the appeals to the District Court. The outcome of the District Court litigation could include judgments against us upholding or expanding the interference ruling, which could have an adverse effect on our ability to divest some or all of our stem cell programs and may reduce the value, if any, that we may receive for our stem cell assets in any divestiture transaction.

In addition, our ability to divest our stem cell assets depends on our ability to sell and assign several critical technologies that are based in part on patents licensed from third parties and that may not be perceived as having significant, or any, value at all. These license agreements impose certain obligations on us, including obligations to diligently pursue development of stem cell products under the licensed patents. As a result of our discontinuation of further development of our stem cell programs in November 2011, our licensors could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights, which could impair our ability to divest or prevent us from divesting our stem cell assets or limit the value that we may receive for such assets. In addition, we must obtain consents from certain licensors of intellectual property related to our stem cell programs to enable us to sell and assign such intellectual property, and we can give no assurance regarding our ability to obtain such consents on commercially reasonable terms, or at all. Further, due to the publicity arising from the Nobel Prize in Physiology or Medicine being awarded in October 2012 to the inventors of induced pluripotent stem cells, or IPS cells, our human embryonic stem cell technologies, as well as patents that we licensed from other parties, may be perceived to have been surpassed by IPS cells and their associated technologies, and therefore, may not be perceived as having any significant value or any value at all. As a result of all of these other factors, our ability to divest our stem cell assets may be further delayed and/or we may be unable to divest our stem cell assets for substantial financial value to us, or at all.

On October 18, 2012, BioTime, Inc., or BioTime, sent an unsolicited letter to our stockholders outlining BioTime’s proposal to acquire our stem cell programs. Our board of directors is reviewing BioTime’s proposal and will act in a manner that our board of directors believes is in the best interests of our stockholders. However, this unsolicited proposal, including any actions taken by us or BioTime in the future relating to this proposal, could expose us to a number of risks, including declines or fluctuations in our stock price, potential limitations on our ability to execute on strategic alternatives concerning our stem cell programs and/or to clarify or resolve intellectual property matters relating to our stem cell assets, the incurrence of increased costs associated with this unsolicited proposal including outside consultant, advisor and legal fees, and the impact of any distraction caused by this proposal on our management. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition, as well as our ability to divest our stem cell assets for substantial financial value to us, or at all.

Some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may attribute substantial financial value to our stem cell assets, and that we will receive such value through the divestiture of our stem cell programs. However, we may not be able to receive the financial value that our stockholders may attribute to our stem cell assets, or any financial value at all, and, as a result, our stock price may decline.

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

Other clinical trial delays or terminations could be caused by matters such as:

•                  poor effectiveness of product candidates during clinical trials, such as that observed in our discontinued Phase 2 clinical trial of imetelstat in MBC and our Phase 2 clinical trial of imetelstat in NSCLC;

•                  unforeseen safety issues or side effects;

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

•                  lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays;

•                  unanticipated issues with key vendors of clinical services, such as contract research organizations or

•                  governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

Our enrollment goals may not be met as we have projected, or at all. For example, enrollment in our Phase 2 trials of imetelstat in multiple myeloma and essential thrombocythemia, and in our Phase 2 trial of GRN1005 in brain metastases arising from NSCLC, has been slower than expected. In addition, our inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays or our inability to complete clinical trials. Further, some of our clinical trials may be overseen by an internal safety monitoring committee, or ISMC, and an ISMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Delays in timely completion of clinical testing of our product candidates could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for our product candidates, both of which would likely have a material adverse effect on our business.

Delays in the initiation of or our inability to initiate later-stage clinical trials of our current product candidates could result in increased costs to us and would delay our ability to generate or prevent us from generating revenues. *

The commencement of later-stage clinical trials can be delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

For example, in September 2012, we announced that it is doubtful that we will advance imetelstat forward into Phase 3 clinical development for NSCLC, and that we were discontinuing our Phase 2 clinical trial of imetelstat in MBC.

We may not be able to manufacture our product candidates at costs or scales necessary to conduct our clinical programs or potential future commercialization activities.

Our product candidates are likely to be more expensive to manufacture than most other treatments currently available today or that may be available in the future. The commercial cost of manufacturing imetelstat and GRN1005 will need to be significantly lower than our current costs in order for these product candidates to become commercially successful products. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for our ongoing Phase 2 clinical trials. Similarly, our GRN1005 manufacturing processes are currently conducted at a relatively small scale, and there is also limited history of manufacturing of GRN1005. Accordingly, we may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat or GRN1005. Additionally, given the complexities of our manufacturing processes, the resulting costs that we incur to conduct our clinical trials may be higher than would be anticipated for other comparable treatments, requiring us to expend relatively larger amounts of cash to complete our clinical trials, which would negatively impact our financial condition and could increase our need for additional capital.

Manufacturing our product candidates is subject to process and technical challenges and regulatory risks. *

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

Our product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application seeking approval to commence commercial sales. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health and regulatory authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. For example, safety and efficacy data from any of our ongoing Phase 2 clinical trials, even if favorable, may not provide sufficient rationale for us to proceed to, or otherwise enable us to obtain regulatory clearance for, a Phase 3 clinical trial. In addition, delays or rejections may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate. We do not expect to receive regulatory approvals for our product candidates for a number of years, if at all.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations. *

We have incurred operating losses every year since our operations began in 1990. As of September 30, 2012, our accumulated deficit was approximately $838.5 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will need substantial additional capital to conduct our operations and develop our product candidates, and our ability to obtain the necessary funding is uncertain. *

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, equipment financing arrangement, future interest income and potential sales of our common stock will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2012 and beyond;

•                  changes in our clinical development plans for our product candidates, imetelstat and GRN1005;

•                  our ability to meaningfully reduce manufacturing costs of current product candidates;

•                  the magnitude and scope of our research and development programs, including the number and type of product candidates and indications we intend to pursue;

•                  the progress we make in our research and development programs, preclinical development and clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  the timing of a potential divestiture of our stem cell assets and the consideration, if any, we may receive as a result of such divestiture;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. In addition, we may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In particular, since the latter half of 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets, which may make it more difficult to raise equity and debt financing when we need it. In addition, our ability to raise additional funds may be severely impaired if any of our product candidates fails to show adequate safety or efficacy in our ongoing or potential future clinical trials.

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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. Since the latter half of 2008, broad distress in the financial markets and the economy has resulted in greatly increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with the European sovereign debt crisis, declining business and consumer confidence and high unemployment have recently contributed to substantial market volatility. In addition to other risk factors described in this section, this market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

Historically, our stock price has been extremely volatile. Between January 1, 2002 and September 30, 2012, our stock has traded as high as $16.80 per share and as low as $1.21 per share. Between January 1, 2009 and September 30, 2012, the price has ranged between a high of $9.24 per share and a low of $1.21 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  announcements regarding our clinical trial results or delays in our clinical trials;

•                  announcements regarding our plans to discontinue certain programs and trials;

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

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome. *

Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. For example, after we announced in September 2012 the discontinuation of our Phase 2 clinical trial of imetelstat in MBC and that it is unlikely that we will advance imetelstat forward into Phase 3 clinical development for NSCLC, our stock price declined significantly. If the results of our ongoing Phase 2 trials of imetelstat or GRN1005 are not deemed to be successful, or if we are unable to successfully resolve issues concerning the intellectual property estate related to our stem cell assets as discussed elsewhere in these risk factors and to complete a divestiture of our stem cell assets for what stockholders believe to be adequate consideration, our stock price would likely decline, and may result in litigation. Securities-related litigation may be filed in the future and a decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. Monitoring, initiating and defending against legal actions are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of your investment in our common stock.

The sale of a substantial number of shares may adversely affect the market price of our common stock.*

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of September 30, 2012, we had 300,000,000 shares of common stock authorized for issuance and 130,755,585 shares of common stock outstanding. In addition, as of September 30, 2012, we had reserved approximately 32,857,052 shares of common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

Future sales of our common stock, including pursuant to our At-The-Market Sales Issuance Agreement with MLV & Co. LLC, or the registration for sale of such common stock, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. In addition, in July 2012 we filed a universal shelf registration statement to sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. The cumulative value allowed to be sold by us of all securities under this universal shelf registration statement is $200 million. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans, potential milestone payments and outstanding warrants also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with clinical research organizations, vendors, corporate partners, licensors, licensees or others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we have contracted with two clinical research organizations that are primarily responsible for the execution of clinical site related activities for our ongoing imetelstat and GRN1005 Phase 2 clinical trials, including clinical trial site monitoring activities. In addition, we have contracted with single vendors for each of our clinical programs to develop and maintain the clinical databases for each respective program, and a single vendor maintains our safety database for both programs.

Accordingly, if the performance of these services is not of the highest quality, or does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from our clinical trials and make the necessary representations to regulatory authorities, if at all. In addition, our collaborators, corporate partners, licensors or licensees could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones set forth in agreements with collaborators, or if our collaborators, corporate partners, licensors or licensees breach or terminate their agreements with us, our business may be materially harmed.

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

Our failure to meet our obligations under license agreements could result in us losing rights to key technologies on which our business depends or which are required to enable the divestiture of our stem cell assets. *

Our business, and our ability to divest our stem cell assets, depends on several critical technologies that are based in part on patents licensed from third parties, including the exclusive worldwide license rights we obtained from Angiochem in December 2010 and, with respect to our stem cell programs, the license rights that we received from certain licensors. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet these or other obligations under a license agreement, including, in the case of our stem cell assets, as a result of our discontinuation of further development of our stem cell programs, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights, any of which could adversely affect our business or could impair our ability to divest or prevent us from divesting our stem cell assets. During the period of any such litigation our ability to carry out the development and commercialization of product candidates could be significantly and negatively affected, and our ability to divest our stem cell assets could be impaired or prevented. If our license rights were restricted or ultimately lost, particularly those rights licensed from Angiochem, our ability to continue our business based on the affected technology would be severely adversely affected.

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

In addition, we have formed research collaborations with academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and noncommercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of their time to be dedicated to our research goals.

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

Under the America Invents Act, or the AIA, interference proceedings will be eliminated for patent applications filed on or after March 2013, to be replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. Patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and reexamination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights and negatively impact our business.

As more groups become engaged in scientific research and product development in the areas of telomerase biology and peptide drug conjugates for delivery of therapeutics across the BBB, the risk of our patents or patents that we have in-licensed being challenged through patent interferences, derivation proceedings, oppositions, reexaminations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our business by:

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

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of product candidates, or that could prevent or otherwise adversely affect our ability to divest our stem cell assets. *

Our commercial success, and our ability to divest our stem cell assets, depend significantly on our ability to operate without infringing patents and the proprietary rights of others. Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technology controlled by third parties that are advantageous to our programs. In the event our technologies infringe the rights of others or we require the use of discoveries and technology controlled by third parties, we may be prevented from pursuing research, development or commercialization of product candidates, may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies, or may be prevented from divesting or adversely affected in our ability to divest our stem cell assets. We have obtained licenses from several universities and companies for technologies that we anticipate incorporating into our product candidates, and we initiate negotiation for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all, or our licenses may be terminated on certain grounds, including as a result of our failure to comply with our obligations thereunder. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in our product development efforts or impede our ability to divest our stem cell assets. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from developing certain product candidates, or prevented from divesting or adversely affected in our ability to divest our stem cell assets. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize our product candidates would significantly and negatively affect our business. By way of example, we are aware of at least one entity that is seeking to obtain patent claims that may, if granted, be argued to read on imetelstat. While such claims have not been issued, and may not be valid if they do issue, we expect that as our product candidates continue to progress in development, we will see more efforts by others to obtain patents that are positioned to cover our product candidates.

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

Our ability to divest our stem cell programs, and the value that we receive from any such arrangements depends at least in part on the strength of our stem cell-related intellectual property. *

We developed an extensive portfolio of Geron-owned patent filings covering our prior development of human embryonic stem cell technologies, as well as patents that we licensed from other parties. This intellectual property is a substantial component of the stem cell assets that we have sought to divest. Our ability to divest our stem cell programs, and the value that we receive, if any, will depend in part on the strength, scope and term of the patents in our stem cell patent portfolio, as well as our ability to maintain our license rights to the patents that we licensed from third parties. Our licenses may be terminated if we are unable to comply with our obligations under them for any reason, including due to our discontinuation of further development of our stem cell programs. Legal developments and proceedings that may impact the value of our stem cell patent portfolio include:

•                  European court ruling: In 2011, the European Court of Justice (ECJ) rendered a decision in a case known as Brüstle v. Greenpeace that is widely viewed to have effectively abolished the ability to enforce patents on human embryonic stem cell technologies in member states of the European Union (EU). This decision may reduce the value, if any, that we may receive for our stem cell assets in any divestiture transaction.

•                  Patent interferences: Two of our patent applications covering the production of endoderm from human embryonic stem cells (part of the process for making pancreatic islet cells) are involved in interferences with a patent held by ViaCyte. A decision was handed down by the BPAI in the first interference in July 2012, awarding all claims to ViaCyte. In August 2012, the BPAI ruled that its decision in the first interference was binding in the second interference because the involved claims of the patent application in the second interference were patentably indistinct from the claims of the patent in the first interference, and awarded all involved claims to ViaCyte. In September 2012, we appealed the decision of the BPAI in both interferences in a litigation proceeding brought before the District Court, and in September 2012, ViaCyte filed a counterclaim in the District Court, seeking affirmation of the rulings in the two interference proceedings and seeking costs and attorneys’ fees in the District Court litigation and the two interference proceedings. At this time, we cannot predict the outcome of the appeals or the timing for resolution of the appeals to the District Court. The outcome of the District Court litigation could include judgments against us upholding or expanding the interference ruling, which could further delay or otherwise have an adverse effect on our ability to divest some or all of our stem cell programs and may reduce the value, if any, that we may receive for our stem cell assets in any divestiture transaction.

•                  Reexaminations: In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as Consumer Watchdog) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation (WARF). These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to us pursuant to a January 2002 license agreement which conveys exclusive rights to us under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as non-exclusive rights for other product opportunities. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent and, in April 2010, the BPAI reversed the earlier decision of the Patent Office on the 7,029,913 patent and remanded the case back to the Patent Office for further prosecution. In November 2011, the Patent Office again upheld the patentability of the claims and the case is currently under further review by the BPAI. The case could be subject to further appeal.

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

RISKS RELATED TO ENVIRONMENTAL AND PRODUCT LIABILITY

Our activities involve hazardous materials, and improper handling of these materials by our employees, contractors, or agents could expose us to significant legal and financial penalties. *

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. As a consequence, we, our contractors and agents are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. As an example, one of the components of GRN1005, paclitaxel, is considered a cytotoxic agent, which makes the manufacturing of GRN1005 subject to additional regulations, and limits the number of manufacturing facilities in which GRN1005 can be made. We have entered into a short-term extension of our lease for the premises located at 230 Constitution Drive, and in connection with our planned exit from the premises in the fourth quarter of 2012, we are required to comply with certain federal, state and county environmental laws and regulations, including those applicable to the handling of cytotoxic materials. Our inability to comply with these laws and regulations could subject us to considerable additional cost or liability that would have a material adverse effect on our financial condition. We, our contractors or agents may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

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

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: November 2, 2012	By:	/s/ GRAHAM K. COOPER
Graham K. Cooper
Executive Vice President, Finance
and Chief Financial Officer
(Duly Authorized Signatory)

EXHIBIT INDEX

Incorporation by Reference
Exhibit				Exhibit	Filing	Filed
Number	Description	Filing	File No.	Number	Date	Herewith
10.1	Second Amendment to Exclusive License Agreement by and between Geron Corporation and Angiochem, Inc., effective as of July 9, 2012.	8-K	0-20859	10.1	7/18/12

10.2	Employment agreement between the Registrant and Andrew J. Grethlein, effective as of September 17, 2012 *					X

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.					X

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2012.					X

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements. **

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