Form 10-Q
period 2013-03-31
GERON CORP
filed 2013-05-03
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2013:
Common Stock, $0.001 par value	130,429,803 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$15,505	$22,063
Restricted cash	794	794
Marketable securities	63,534	73,472
Interest and other receivables	921	752
Prepaid assets	822	1,336
Total current assets	81,576	98,417
Property and equipment, net	866	974
Deposits and other assets	410	410
	$82,852	$99,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,669	$3,429
Accrued compensation and benefits	1,664	5,216
Accrued restructuring charges	843	1,972
Accrued liabilities	2,591	3,480
Fair value of derivatives	26	51
Total current liabilities	6,793	14,148
Commitments and contingencies
Stockholders’ equity:
Common stock	130	130
Additional paid-in capital	942,192	939,867
Accumulated deficit	(866,281)	(854,384)
Accumulated other comprehensive income	18	40
Total stockholders’ equity	76,059	85,653
	$82,852	$99,801

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
License fees and royalties	$765	$1,254

Operating expenses:
Research and development	7,999	15,107
General and administrative	4,751	5,065
Total operating expenses	12,750	20,172
Loss from operations	(11,985)	(18,918)
Unrealized gain on derivatives	25	26
Interest and other income	81	176
Interest and other expense	(18)	(23)
Net loss	$(11,897)	$(18,739)

Basic and diluted net loss per share	$(0.09)	$(0.15)

Shares used in computing basic and diluted net loss per share	127,982,931	126,372,846

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Net loss	$(11,897)	$(18,739)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(22)	29
Foreign currency translation adjustments	—	16
Other comprehensive (loss) income	(22)	45
Comprehensive loss	$(11,919)	$(18,694)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,897)	$(18,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142	251
Accretion and amortization on investments, net	328	669
Gain on sale of property and equipment	(104)	—
Issuance of common stock in exchange for services by non-employees	24	80
Stock-based compensation for employees and directors	1,348	1,391
Amortization related to 401(k) contributions	103	172
Unrealized gain on derivatives	(25)	(26)
Changes in assets and liabilities:
Other current and noncurrent assets	345	1,384
Other current liabilities	(6,491)	(1,783)
Translation adjustment	—	16
Net cash used in operating activities	(16,227)	(16,585)

Cash flows from investing activities:
Purchases of property and equipment	(34)	(84)
Proceeds from sale of property and equipment	104	—
Purchases of marketable securities	(18,007)	(17,895)
Proceeds from maturities of marketable securities	27,595	37,490
Net cash provided by investing activities	9,658	19,511

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	11	—
Net cash provided by financing activities	11	—
Net (decrease) increase in cash and cash equivalents	(6,558)	2,926
Cash and cash equivalents at the beginning of the period	22,063	16,105
Cash and cash equivalents at the end of the period	$15,505	$19,031

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements at that date.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron and our former wholly-owned subsidiary, Geron Bio-Med Ltd. (Geron Bio-Med), a United Kingdom company. We have eliminated intercompany accounts and transactions. We prepared the financial statements of Geron Bio-Med using the local currency as the functional currency. We translated the assets and liabilities of Geron Bio-Med at rates of exchange at the balance sheet date and translated income and expense items at average monthly rates of exchange. The resultant translation adjustments were included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. In March 2012, the board of directors and shareholders of Geron Bio-Med approved actions to commence a voluntary winding up of the company. The full wind up of Geron Bio-Med was completed in August 2012.

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

Because we are in a net loss position, diluted earnings (loss) per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 13,949 and 58,021 shares for the 2013 and 2012 periods, respectively, related to outstanding options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, corporate notes and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from four to 22 months.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three months ended March 31, 2013 and 2012. See Note 2 on Fair Value Measurements.

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

MARCH 31, 2013

(UNAUDITED)

Restricted Cash

Restricted cash consists of funds maintained in separate certificate of deposit accounts for specified purposes. The components of restricted cash were as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	264	264
	$794	$794

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Stock-Based Compensation

We grant service-based options under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2013 and 2012 which was allocated as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Research and development	$680	$641
General and administrative	668	750
Stock-based compensation expense included in operating expenses	$1,348	$1,391

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

The fair value of options granted during the three months ended March 31, 2013 and 2012 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Dividend yield	None	None
Expected volatility	0.745	0.631
Risk-free interest rate range	0.99% to 1.15%	1.08% to 1.25%
Expected term	6 yrs	6 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2013 and 2012 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2013	2012
Dividend yield	None	None
Expected volatility range	0.674 to 1.391	0.458 to 0.774
Risk-free interest rate range	0.12% to 0.21%	0.06% to 0.20%
Expected term range	6 - 12 mos	6 - 12 mos

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if ever. If performance-based restricted stock awards are modified such that no continuing service is required for the award to vest and achievement of the performance condition is not considered probable on the date of modification, then no stock-based compensation cost is recognized until it becomes probable that the performance condition will be met. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service period has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 as the achievement of the specified performance criteria was not considered probable during that time.

The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. The market conditions for the market-based restricted stock awards had not been achieved as of March 31, 2013.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

We categorize financial instruments recorded at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Below is a description of the valuation methodologies used for financial instruments measured at fair value on our condensed consolidated balance sheets, including the category for such financial instruments.

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

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2013 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$9,722	$—	$—	$9,722
Corporate notes	2,500	—	—	2,500
	$12,222	$—	$—	$12,222
Restricted cash:
Certificates of deposit	$794	$—	$—	$794
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$7,978	$3	$—	$7,981
Commercial paper (due in less than 1 year)	14,728	17	—	14,745
Corporate notes (due in less than 1 year)	40,810	12	(14)	40,808
	$63,516	$32	$(14)	$63,534

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$15,660	$—	$—	$15,660
Corporate notes	3,136	—	(1)	3,135
	$18,796	$—	$(1)	$18,795
Restricted cash:
Certificates of deposit	$794	$—	$—	$794
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$8,618	$5	$—	$8,623
Commercial paper (due in less than 1 year)	20,623	21	—	20,644
Corporate notes (due in less than 1 year)	44,190	22	(7)	44,205
	$73,431	$48	$(7)	$73,472

Marketable securities with unrealized losses at March 31, 2013 and December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of March 31, 2013:
Corporate notes (due in less than 1 year)	$25,168	$(14)	$—	$—	$25,168	$(14)

As of December 31, 2012:
Corporate notes (due in less than 1 year)	$27,045	$(8)	$—	$—	$27,045	$(8)

The gross unrealized losses related to corporate notes as of March 31, 2013 and December 31, 2012 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2013 and December 31, 2012 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed consolidated balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. There were no reclassifications from current liabilities to stockholders’ equity for non-employee option exercises during the three months ended March 31, 2013.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

As of March 31, 2013 and December 31, 2012, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At March 31, 2013		At December 31, 2012
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$26	284,600	$51

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Dividend yield	None	None
Expected volatility	0.867	0.828
Risk-free interest rate	0.25%	0.25%
Expected term	2 yrs	2 yrs

Dividend yield is based on historical cash dividend payments and Geron has paid no dividends to date. The expected volatility is based on historical volatilities of our stock since traded options on Geron stock do not correspond to derivatives’ terms and trading volume of Geron options is limited. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term of the derivatives in effect on the reporting date. The expected term of derivatives is equal to the remaining contractual term of the instruments.

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2013 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$9,722	$—	$—	$9,722
Government-sponsored enterprise securities(2)	—	7,981	—	7,981
Commercial paper(2)	—	14,745	—	14,745
Corporate notes(1)(2)	—	43,308	—	43,308
Total	$9,722	$66,034	$—	$75,756

Liabilities
Derivatives(3)	$—	$—	$26	$26

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)         Included in current marketable securities on our condensed consolidated balance sheets.

(3)         Included in fair value of derivatives on our condensed consolidated balance sheets.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2013, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended March 31, 2013
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	March 31,	Held at
(In thousands)	2012	Earnings (1)	Issuances	Settlements	Level 3	2013	March 31, 2013 (1)
Derivative liabilities	$51	$(25)	$—	$—	$—	$26	$(25)

(1)   Reported as unrealized gain on derivatives in our condensed consolidated statements of operations.

3. RESTRUCTURINGS

On December 3, 2012, we announced the decision to discontinue development of GRN1005 and reduced our workforce from 107 positions to 64 full-time positions. Of the 43 positions eliminated, as of March 31, 2013, four employees were continuing to provide services through various dates in the first half of 2013. As of March 31, 2013, we have recognized an aggregate restructuring charge of $2,780,000 under the December 2012 restructuring, of which $2,702,000 was recorded in the fourth quarter of 2012 and $78,000 was recorded in the first quarter of 2013.

On November 14, 2011, we announced the decision to focus on the development of our oncology programs and consequently, we discontinued further development of our stem cell programs. With this decision, a total of 66 full-time positions were eliminated. Of those, 14 employees continued to provide services through various dates in the first half of 2012. All actions associated with the November 2011 restructuring were completed in 2012, and we do not anticipate incurring any further charges in connection with the November 2011 restructuring.

The outstanding restructuring liability for the December 2012 and November 2011 restructurings is reported as accrued restructuring charges on our condensed consolidated balance sheet as of March 31, 2013 and the components are summarized in the following table:

Employee Severance
(In thousands)	and Other Benefits
Beginning accrual balance as of December 31, 2012	$1,972
Restructuring charge (1)	78
Cash payments	(1,207)
Ending accrual balance as of March 31, 2013	$843

(1)         Represents one-time termination benefits under the December 2012 restructuring included in research and development expenses for the three months ended March 31, 2013.

We may incur additional charges associated with the December 2012 restructuring. Such charges, if any, will be recorded as they are determined. We also plan to sell any excess equipment, the net proceeds of which, if any, may offset some of these future charges.

See Note 6 on Subsequent Event for discussion of an additional restructuring implemented in April 2013.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

4. SEGMENT INFORMATION

Our executive management team represents our chief decision maker. We view our operations as one segment, the discovery and development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

5. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$839	$1,361
Reclassification of deposits to other current assets	—	81
Supplemental Investing Activities:
Net unrealized (loss) gain on available-for-sale securities	(22)	29

6. SUBSEQUENT EVENT

On April 25, 2013, we announced the discontinuation of our discovery research and companion diagnostics programs, as well as the closing of our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions are being eliminated, representing a reduction of approximately 31% of our workforce. We expect the majority of the reduction in our workforce to be completed by the end of the second quarter of 2013. Going forward, our resources will be concentrated on the clinical development of imetelstat in hematologic myeloid malignancies, including myelofibrosis. In connection with this strategic focus, we will no longer be pursuing further development of imetelstat in solid tumors with short telomeres or essential thrombocythemia.

With the foregoing changes to our business, we anticipate we will incur aggregate restructuring charges of approximately $1,860,000, of which $1,270,000 is expected to be paid in cash during 2013. The aggregate projected restructuring charges consist of approximately $640,000 related to one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services and non-cash stock-based compensation expense associated with the elimination of 20 positions and approximately $650,000 for facility-related charges as well as $570,000 for non-cash charges related to write-downs of laboratory equipment and leasehold improvements in connection with the discontinuation of our discovery research and companion diagnostics programs and closure of our research laboratory facility. The majority of these charges is expected to be recognized in the second quarter of 2013. We may incur other charges and will record these expenses in the appropriate period as they are determined. We plan to sell any excess equipment, the net proceeds of which, if any, may offset some of these future charges.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expect,” “plan,” “intend,” “will,” “should,” “project,” “believe,” “predict,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013.

We are a clinical stage biopharmaceutical company developing a first-in-class telomerase inhibitor, imetelstat, in hematologic myeloid malignancies. The discovery and early development of imetelstat was based on our core expertise in telomerase and telomere biology. Telomerase is an enzyme that enables cancer cells to maintain telomere length, which provides them with the capacity for limitless cellular replication. Imetelstat is a potent and specific inhibitor of telomerase. Based on clinical data we obtained in late 2012, we may develop imetelstat to treat one or more hematologic myeloid malignancies such as myelofibrosis, or MF, polycythemia vera, or PV, myelodysplastic syndromes, or MDS, or acute myelogenous leukemia, or AML.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2013, we had an accumulated deficit of $866.3 million.

Substantially all of our revenues to date have been research support payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Revenues generated from these arrangements will not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations. We also currently have no source of product revenue. Imetelstat, which is our only product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of March 31, 2013, we had cash, restricted cash, cash equivalents and marketable securities of $79.8 million compared to $96.3 million at December 31, 2012. We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial, and we may use our available capital resources sooner than we anticipate.

Development of Imetelstat in Hematologic Myeloid Malignancies

Top-line data from the essential thrombocythemia, or ET, Phase 2 trial that we presented in December 2012 at the American Society of Hematology, or ASH, annual meeting showed durable hematologic and molecular responses in patients, suggesting that imetelstat inhibited the progenitor cells of the malignant clone believed to be responsible for the underlying disease in a relatively selective manner. The Phase 2 trial of imetelstat in ET is no longer enrolling patients and we are continuing to treat and follow patients previously enrolled in the trial. In addition to the 18 patients with ET enrolled in this trial, two patients with PV have also been enrolled. Our rationale for studying imetelstat in ET was to provide proof-of-concept for further development in a broader range of hematologic myeloid malignancies. Although high hematologic and molecular response rates led us to explore the feasibility of further development of imetelstat in ET, medical experts have advised us that ET patients are adequately served by existing therapies and recommended that we pursue other hematologic malignancies, such as MF, where there is a clear unmet medical need for a product that could be disease-modifying.

Based on data from the trial of imetelstat in patients with ET, in November 2012, Dr. Ayalew Tefferi at Mayo Clinic initiated an investigator-sponsored trial to evaluate the safety and efficacy of imetelstat in patients with MF, or the Myelofibrosis IST, and to determine an optimal dose and schedule for further evaluation. The study is an open-label trial in intermediate or high-risk patients with primary or secondary MF. The primary endpoint is overall response rate, which is defined by the proportion of patients who are classified as responders having achieved either a clinical improvement, partial remission, or complete remission according to the International Working Group for Myelofibrosis Research and Treatment, or  IWG-MRT, criteria. Secondary endpoints include reduction of spleen size, transfusion independence, safety and tolerability.

Dr. Tefferi has communicated to us that enrollment of the first cohort of 11 patients in the trial was completed at the end of March 2013, that the pre-specified criteria in the clinical protocol of at least two responders in the first 11 patients was met to enable expanded enrollment, and that a protocol amendment to include a second patient cohort in which the dose intensity of imetelstat is increased to levels similar to those used in the ET trial was recently approved by the Mayo Clinic Institutional Review Board. Dr. Tefferi also indicated to us that he expects to submit data from the Myelofibrosis IST for presentation at the ASH annual meeting in December 2013. Data from this trial, if positive, will inform any future Geron-sponsored clinical trial in patients with MF and will be necessary for future clinical development of imetelstat in MF. In addition, we may expand our directed program of investigator-sponsored trials to other hematologic myeloid malignancies, including MDS and AML.

Discontinuation of Discovery Research and Companion Diagnostics Programs and Closure of Research Laboratory Facility

On April 25, 2013, we announced the discontinuation of our discovery research and companion diagnostics programs, as well as closing of our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. In addition, we are no longer pursuing the development of imetelstat in solid tumors with short telomeres.

With the foregoing changes to our business, we also announced a restructuring to reduce our workforce from 64 positions to 44 full-time positions, representing a reduction of approximately 31% of our workforce. We anticipate we will incur aggregate restructuring charges of approximately $1.9 million, of which $1.3 million is expected to be paid in cash during 2013. The aggregate projected restructuring charges consist of approximately $640,000 related to one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services and non-cash stock-based compensation expense associated with the elimination of 20 positions and approximately $650,000 for facility-related charges as well as $570,000 for non-cash charges related to write-downs of laboratory equipment and leasehold improvements in connection with the discontinuation of our discovery research and companion diagnostics programs and closure of our research laboratory facility. The majority of these charges is expected to be recognized in the second quarter of 2013. We may incur other charges and will record these expenses in the appropriate period as they are determined. We plan to sell any excess equipment, the net proceeds of which, if any, may offset some of these future charges.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that materially impact our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators and potential competition. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the safety and efficacy of our product candidate, imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for many years, if at all.

Revenues

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future product sales, or any combination thereof. We recognized license fee revenues of $645,000 for the three months ended March 31, 2013, compared to $393,000 for the comparable 2012 period related to our various agreements. The increase in license fee revenues for the first quarter of 2013 compared to the comparable period in 2012 primarily reflects the full recognition of a non-refundable up-front license payment for an exclusive commercial license using our telomerase promoter technology for oncology-related in vitro assays. Current revenues may not be predictive of future revenues.

We recognized royalty revenues of $120,000 for the three months ended March 31, 2013, compared to $861,000 for the comparable 2012 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. The decrease in royalty revenues for the first quarter of 2013 compared to the comparable period in 2012 primarily reflects the assignment of our telomerase activation technology to Telomerase Activation Sciences, Inc. in December 2012 and termination of our license agreement with Asia Biotech Corporation. Future royalty obligations by Asia Biotech Corporation were terminated as of December 2012.

Future license and royalty revenues are dependent upon additional agreements being signed and current agreements being maintained. Upon the closing of the divestiture of the stem cell assets which is expected to occur no later than September 30, 2013, our license with GE Healthcare, including any future revenue payments thereunder, will be transferred to Asterias Biotherapeutics, Inc. (formerly known as BioTime Acquisition Corporation).

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

Research and development expenses were $8.0 million for the three months ended March 31, 2013, compared to $15.1 million for the comparable 2012 period. As shown in the table below, the decrease in research and development expenses for the three months ended March 31, 2013 compared to the comparable period in 2012 primarily reflects lower direct external research and development costs for the manufacturing of imetelstat and GRN1005 drug product and clinical trial expenses resulting from the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases. The decrease in research and development expenses also reflects lower personnel related costs resulting from the recent restructurings. Overall, we expect research and development expenses for 2013 to be lower as compared with 2012 as a result of our decisions to discontinue development of GRN1005, our discovery research and companion diagnostics programs and solely focus on the clinical development of imetelstat in hematologic myeloid malignancies.

Research and development expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)
Direct external research and development expenses:
Clinical program: Imetelstat	$1,517	$5,208
Clinical program: GRN1005	992	2,019
Clinical program: GRNOPC1	58	153
Preclinical programs	201	381
Personnel related expenses	4,174	5,379
All other research and development expenses	1,057	1,967
Total	$7,999	$15,107

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize imetelstat. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub-sections entitled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled, “Risk Factors”, in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2013, compared to $5.1 million for the comparable 2012 period. The decrease in general and administrative expenses for the first quarter of 2013 compared to the comparable period in 2012 primarily reflects lower personnel related expenses resulting from employment separations of certain members of senior management.

Unrealized Gain on Derivatives

Unrealized gain on fair value of derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. The derivatives continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require them to be recorded as assets or liabilities, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. We incurred unrealized gains on derivatives of $25,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively. The unrealized gains on derivatives for 2013 and 2012 primarily reflect reduced fair value of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value, such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $81,000 for the three months ended March 31, 2013, compared to $176,000 for the comparable 2012 period. The decrease in 2013 compared to 2012 reflects lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $18,000 for the three months ended March 31, 2013, compared to $23,000 for the comparable 2012 period. The decrease in 2013 compared to 2012 was primarily due to reduced bank charges as a result of lower cash and investment balances.

Net Loss

Net loss was $11.9 million for the three months ended March 31, 2013, compared to $18.7 million for the comparable 2012 period. The decrease in net loss in 2013 compared to 2012 was primarily due to reduced research and development expenses as a result of the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases and decreased personnel related costs resulting from the recent restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at March 31, 2013 were $79.8 million, compared to $96.3 million at December 31, 2012. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2013 was the result of cash being used for operations.

In October 2012, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the sales agreement. To date, we have not sold any common stock pursuant to the sales agreement.

We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial. Changes in our research and development plans or other changes affecting our operating expenses or cash balances may result in the unexpected expenditure of available resources. Factors that may require us to use our available capital resources sooner than we anticipate include:

•                  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2013 and beyond;

•                  changes in our clinical development plans for imetelstat;

•                  our ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the magnitude and scope of our imetelstat research and development program, including the number of indications we intend to pursue;

•                  the progress made, if any, in our imetelstat research and development program, including our potential future clinical trials and existing or future investigator-sponsored trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  our ability to fully complete the divestiture of our stem cell assets to Asterias Biotherapeutics, Inc.;

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2013 and 2012 was $16.2 million and $16.6 million, respectively. The decrease in net cash used in operations in 2013 compared to 2012 primarily reflects the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2013 and 2012 was $9.7 million and $19.5 million, respectively. The decrease in net cash provided by investing activities in 2013 compared to 2012 primarily reflects lower proceeds from maturities of marketable securities.

As of March 31, 2013 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $11,000 and zero for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by financing activities in the first quarter of 2013 reflected receipt of cash from the issuance of common stock under our employee equity plans.

Significant Cash and Contractual Obligations

As of March 31, 2013, our contractual obligations for the next five years and thereafter were as follows:

	Principal Payments Due by Period
		Remainder	2014-	2016-	After
Contractual Obligations (1)	Total	in 2013	2015	2017	2017
	(Amounts in thousands)
Equipment leases	$2	$2	$—	$—	$—
Operating leases(2)	1,842	1,063	779	—	—
License fees(3)	1,463	165	408	356	534
Total contractual cash obligations	$3,307	$1,230	$1,187	$356	$534

(1)                     This table does not include payments under our severance plan if there were a change in control of Geron or severance payments to employees in the event of an involuntary termination. In addition, this table does not include any milestone payment or royalty obligations under our research collaborations or license agreements as the timing and likelihood of such payments are not known. In addition to the minimum payments due under all of our current research collaborations and license agreements, we may be required to pay royalties on any product sales and an aggregate of up to $4.9 million in development milestone payments, in the event that all clinical development milestone events under these agreements are achieved.

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

(3)                     License fees are comprised of minimum annual license payments under our existing license agreements with several universities and companies for the right to use intellectual property related to technologies that we have in-licensed.

Off-Balance Sheet Arrangements

None.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.                                                CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

None.

ITEM 1A.                                       RISK FACTORS

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2012, or the Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A “Risk Factors” included in the Form 10-K. In addition, the risk factor entitled “Any further development of imetelstat in solid tumors with short telomeres is dependent upon confirmation of the magnitude of the treatment effect of imetelstat in NSCLC patients whose tumors have short telomeres, and our ability to refine or validate a telomere length assay and to obtain any rights to third-party intellectual property that may be necessary for commercial use” that appeared in the Form 10-K has been removed.

RISKS RELATED TO OUR BUSINESS

Our success is solely dependent on the success of one early-stage product candidate, imetelstat, and we cannot be certain that imetelstat will advance to subsequent clinical trials or receive regulatory approval on a timely basis, or at all. *

Our business and our one product candidate, imetelstat, are at an early stage of development; therefore, we are solely dependent on the success of imetelstat. We do not have any products that are commercially available. Our ability to develop imetelstat to and through regulatory approval and commercial launch is subject to significant risk and uncertainty and our ability to, among other things:

•                  obtain clinical data to enable subsequent clinical trials;

•                  receive positive data from investigator-sponsored trials of imetelstat, such as the Myelofibrosis IST, that provide the clinical rationale for the potential development of imetelstat in hematologic myeloid malignancies;

•                  ascertain that the use of imetelstat does not result in significant liver toxicity or other significant systemic or organ toxicities;

•                  develop clinical plans for, and successfully enroll and complete, potential subsequent clinical trials of imetelstat in hematologic myeloid malignancies;

•                  collaborate successfully with clinical trial sites, academic institutions, clinical research organizations, physician investigators, including any physician investigators conducting investigator-sponsored trials of imetelstat, and other third parties;

•                  obtain required regulatory clearances and approvals for imetelstat;

•                  manufacture imetelstat at commercially reasonable costs;

•                  maintain and enforce adequate intellectual property protection for imetelstat;

•                  maintain adequate financial resources and personnel to advance imetelstat to and through subsequent clinical trials; and

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

There are many additional reasons why we may need to delay or abandon efforts to research, develop or seek regulatory approvals to market imetelstat at any stage of the development process for any or all of the indications we may determine to pursue, or if we otherwise determine for business or financial reasons to delay or discontinue its development for any or all potential indications. Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including reduced platelet count, or thrombocytopenia, when the drug was used as a single agent, and reduced white blood cell count, or neutropenia, when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma and solid tumors, we have observed hematologic toxicities, abnormal laboratory liver function tests, and non-laboratory test findings such as gastrointestinal events, infections, muscular and joint pain and fatigue. We may in the future observe or report dose-limiting toxicities or other safety issues in our ongoing Phase 2 clinical trials of imetelstat in ET and multiple myeloma or in investigator-sponsored trials of imetelstat, including the Myelofibrosis IST. Such dose-limiting toxicities or other safety issues could delay or prevent the commencement and/or completion of our ongoing or potential subsequent clinical trials or investigator-sponsored trials, or may require us to conduct additional, unforeseen trials or to abandon our development of imetelstat entirely. In addition, if we obtain safety results that alter the benefit-to-risk ratio with respect to patients enrolled in our ongoing Phase 2 clinical trials of imetelstat in ET and multiple myeloma, or if negative or inconclusive results are obtained from the Myelofibrosis IST, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

In addition, we are currently focused on the development of imetelstat in hematologic myeloid malignancies, other than ET, and future Geron-sponsored clinical development of imetelstat is highly dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. We cannot assure you that our imetelstat development strategy will be successful because we may be unable to develop, or initiate the development of, imetelstat in any additional hematologic myeloid malignancy indications, which would likely result in our decision to discontinue development of imetelstat and to potentially cease operations.

In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the U.S. Food and Drug Administration, or FDA, and similar foreign regulatory agencies if we fail to demonstrate that imetelstat is safe and effective. We may therefore fail to commercialize imetelstat. Any failure to advance imetelstat to subsequent clinical trials, failure to obtain regulatory approval of imetelstat, or limitations on any regulatory approval that we might receive, would severely harm our business and prospects, and could potentially cause us to cease operations.

Our ability to generate product revenue is dependent on the successful regulatory approval and commercialization of imetelstat. Imetelstat may not prove to be more effective for treating hematologic cancers than current therapies. Competitors or other third parties may also have proprietary rights that prevent us from developing and marketing imetelstat, or our competitors may sell similar, superior or lower-cost products that make imetelstat unsuitable for marketing. Imetelstat also may not be able to be manufactured in commercial quantities at an acceptable cost. Any of the factors discussed above could delay or prevent us from developing, commercializing or marketing imetelstat, which would materially adversely affect our business and could potentially cause us to cease operations.

Success in early clinical trials may not be indicative of results in subsequent clinical trials. *

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials should not be relied upon as evidence that subsequent or larger-scale clinical trials will succeed. The positive results we have obtained from the first 14 patients enrolled in the Phase 2 trial of imetelstat in ET may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. The known dose-limiting toxicities associated with imetelstat, such as thrombocytopenia and neutropenia, could cause complexities in treating patients with MF. The Myelofibrosis IST has tested imetelstat in only a few patients and the investigator for the trial has communicated to us that the pre-specified criteria in the clinical protocol of at least two responders in the first 11 patients was met to enable expanded enrollment and that a protocol amendment to include a second patient cohort with an alternative dosing schedule was recently approved by the Mayo Clinic Institutional Review Board. Data from the Myelofibrosis IST, if positive, will inform any future Geron-sponsored clinical trial and will be necessary for future clinical development of imetelstat in MF. Any results from the Myelofibrosis IST may not be reproducible in future clinical trials.

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

Our research and development programs are subject to numerous risks and uncertainties. *

The science and technology of telomere biology, telomerase and our proprietary oligonucleotide chemistry are relatively new. There is no precedent for the successful commercialization of a therapeutic product candidate based on these technologies. We must undertake significant research and development activities to develop imetelstat based on these technologies, which will require significant additional funding and may take years to accomplish, if at all.

Because of the significant scientific, regulatory and commercial milestones that must be reached for any of our research and development programs to be successful, any program, or any aspect of a program, may be delayed or abandoned, even after we have expended significant resources on it. Our decisions to discontinue our: Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, development of GRN1005 in December 2012 and development of imetelstat in solid tumors with short telomeres in April 2013, are examples of this. Any further delay or abandonment of our development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on, and likely result in the failure of, our business.

If we are not able to fully complete the divestiture of our stem cell assets, our stock price may decline and our business may be adversely affected.

In January 2013, we entered into an Asset Contribution Agreement, or the Agreement, with BioTime, Inc., or BioTime, and BioTime’s recently formed subsidiary, Asterias Biotherapeutics, Inc., or Asterias (formerly BioTime Acquisition Corporation), providing for the divestiture of our stem cell assets and autologous cellular immunotherapy program to Asterias upon the closing of the transaction. As consideration for the contribution of our stem cell assets to Asterias, upon the closing, Asterias will issue to Geron approximately 6.5 million shares of its Series A common stock, which we will distribute to our stockholders on a pro rata basis. Aside from the distribution of shares to our stockholders and potential royalties that we may receive on the sale of products that are commercialized, if any, in reliance upon our patents acquired by Asterias, we will not receive any consideration for these assets. The transaction, which is expected to close no later than September 30, 2013, is subject to negotiated closing conditions, including certain approvals by BioTime’s shareholders, the effectiveness of certain registration statements filed by BioTime and Asterias with the United States Securities and Exchange Commission, or SEC, with respect to the securities to be distributed as contemplated by the Agreement, and other customary closing conditions. Prior to the closing, we are subject to certain obligations, including the obligation to exercise reasonable best efforts to preserve intact and maintain the assets to be contributed by us to Asterias upon the closing of the transaction. If we are unable to preserve intact and maintain the assets to be contributed by us to Asterias, or if BioTime or Asterias are unable to satisfy their obligations with respect to the transaction contemplated by the Agreement, including the obligation to obtain the effectiveness of certain registration statements filed by them with the SEC, we may be unable to fully complete the transaction with BioTime and Asterias, which could have a material adverse effect on our business.

In addition, our ability to preserve intact and maintain the assets to be contributed by us to Asterias depends on our ability to maintain license agreements with third parties covering critical technologies related to our stem cell portfolio. These license agreements impose certain obligations on us, including obligations to diligently pursue development of stem cell products under the licensed patents. As a result of our discontinuation of further development of our stem cell programs in November 2011, our licensors could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights, which could impair our ability to complete the divestiture of our stem cell assets to Asterias.

Our agreement to contribute our stem cell assets and autologous cellular immunotherapy program to Asterias provides for indemnification by us of BioTime against all losses and expenses relating to breaches of our representations, warranties and covenants. Furthermore, any failure or inability by us to contribute our stem cell assets to Asterias, as contemplated under the Agreement, could expose us to a number of risks, including declines or fluctuations in our stock price, potential limitations on our ability to execute strategic alternatives concerning our stem cell programs and/or to clarify or resolve intellectual property matters relating to our stem cell assets, the incurrence of additional advisor and legal fees, and the impact of any distraction caused by the activities in connection with closing this transaction on our management. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition, as well as our ability to fully complete the divestiture of our stem cell assets to Asterias, or at all.

Some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may attribute substantial financial value to our stem cell assets. If our stockholders believe that the Agreement with BioTime and Asterias for the divestiture of our stem cell assets does not provide the financial value that our stockholders may attribute to our stem cell assets, our stock price may decline and litigation may occur.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

The ability to conduct and complete potential future Geron-sponsored or any investigator-sponsored trials of imetelstat on a timely basis is subject to risks and uncertainties related to factors such as performance by investigator-sponsors, patient enrollment, drug supply and regulatory approval. *

Delays or terminations of our potential future clinical trials and of investigator-sponsored trials could be caused by matters such as:

•                  poor effectiveness of imetelstat during clinical trials;

•                  safety issues, side effects or dose-limiting toxicities;

•                  disruptions due to drug supply or quality issues;

•                  failure by independent physicians conducting existing or future investigator-sponsored trials of imetelstat to timely commence, enroll, complete or report data from such investigator-sponsored trials;

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

•                  issues with key vendors of clinical services, such as contract research organizations; or

•                  governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

Our enrollment goals for future clinical trials of imetelstat, and the enrollment goals of independent physicians conducting existing or future investigator-sponsored trials of imetelstat, may not be met. In addition, our inability to retain, or the inability of independent physicians conducting investigator-sponsored trials of imetelstat to retain, patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays or our inability to complete clinical trials. Further, some of our clinical trials may be overseen by an internal safety monitoring committee, or ISMC, and an ISMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Data that we receive from independent physician investigators may be flawed due to the investigator not having followed appropriate clinical or quality practices.  Delays in timely completion of clinical testing of imetelstat, in clinical trials conducted by us or by independent physician investigators, could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for imetelstat, both of which would likely have a material adverse effect on our business. In addition, future Geron-sponsored clinical development of imetelstat is dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. Accordingly, a delay in the timely completion of or reporting of data from the Myelofibrosis IST could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials.

Delays in the initiation of, or our inability to initiate, subsequent clinical trials of imetelstat could result in increased costs to us and would delay our ability to generate or prevent us from generating revenues.

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

•                  demonstrating sufficient safety and efficacy in Phase 2 clinical trials conducted by us or by independent physician investigators to obtain regulatory clearance to commence subsequent clinical trials;

•                  obtaining sufficient funding;

•                  manufacturing sufficient quantities of drug;

•                  producing drugs that meet the quality standards of the FDA and other regulatory agencies;

•                  ensuring our ability to manufacture drugs at acceptable costs for Phase 3 clinical trials and commercialization;

•                  obtaining clearance or approval of proposed trial designs or manufacturing specifications from the FDA and other regulatory authorities;

•                  reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including contract research organizations and the trial sites; and

•                  obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site.

The occurrence of any of these events could adversely affect our ability to initiate subsequent clinical trials, which would have a material adverse effect on our business.

We may not be able to manufacture imetelstat at costs or scales necessary to conduct our clinical programs or potential future commercialization activities.

Imetelstat is likely to be more expensive to manufacture than most other treatments currently available today or that may be available in the future. The commercial cost of manufacturing imetelstat will need to be significantly lower than our current costs in order for imetelstat to become a commercially successful product. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for our ongoing Phase 2 clinical trials and investigator-sponsored trials for which we provide clinical drug supply. Accordingly, we may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Additionally, given the complexities of our manufacturing processes, the resulting costs that we incur to conduct our clinical trials may be higher than would be anticipated for other comparable treatments, requiring us to expend relatively larger amounts of cash to complete our clinical trials, which would negatively impact our financial condition and could increase our need for additional capital.

Manufacturing imetelstat is subject to process and technical challenges and regulatory risks.

We face numerous risks and uncertainties with regard to manufacturing imetelstat. Regulatory requirements for oligonucleotide products are less well-defined than for small-molecule drugs, and there is no guarantee that we will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Changes in our manufacturing processes or formulations for imetelstat that may be made during later stages of clinical development, including during Phase 3 trials, may result in regulatory delays, the need for further clinical trials, rejection of a marketing application, or limitation on marketing authorization by regulatory authorities, which would result in a material adverse effect on our business.

We do not have experience as a company in conducting large-scale, Phase 3 clinical trials, or in those areas required for the successful commercialization of imetelstat.

We have no experience as a company in conducting large-scale, Phase 3 clinical trials. We cannot be certain that any large-scale, Phase 3 clinical trials will begin or be completed on time, if at all. Large-scale, Phase 3 clinical trials will require supportive Phase 2 data, additional financial and management resources and reliance on third-party clinical investigators, clinical research organizations and consultants. Relying on third-party clinical investigators or clinical research organizations may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from successfully conducting our development efforts or from commercializing imetelstat. The regulatory process, particularly for a biopharmaceutical product candidate like imetelstat, is uncertain, can take many years and requires the expenditure of substantial resources.

Prior to submission of any regulatory application seeking approval to commence commercial sales of imetelstat, we will be required to conduct extensive preclinical and clinical testing. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous requirements of the FDA in the United States and similar health and regulatory authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. For example, data from the Myelofibrosis IST, if positive, may not provide sufficient rationale for us to proceed to, or otherwise enable us to obtain regulatory clearance for, a subsequent clinical trial of imetelstat. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate. We do not expect to receive regulatory approvals for imetelstat for many years, if at all.

Imetelstat must receive all relevant regulatory agency approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. Because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that we may receive could limit the use of imetelstat.

Delays in obtaining regulatory agency approvals or limitations in the scope of such approvals could:

•                  significantly harm the commercial potential of imetelstat;

•                  impose costly procedures upon our activities;

•                  diminish any competitive advantages that we may attain; or

•                  adversely affect our ability to receive royalties and generate revenues and profits.

Even if we commit the necessary time and resources, the required regulatory agency approvals may not be obtained for imetelstat. If we obtain regulatory agency approval for imetelstat, this approval may entail limitations on the indicated uses or other aspects of the product label for which it can be marketed that could limit the potential commercial use of imetelstat. The occurrence of any of these events could materially adversely affect our business.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations. *

We have incurred operating losses every year since our operations began in 1990. As of March 31, 2013, our accumulated deficit was approximately $866.3 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our clinical development activities continue, our operating losses may increase in size.

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

•                  the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of 2013 and beyond;

•                  changes in our clinical development plans for imetelstat;

•                  our ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the magnitude and scope of our imetelstat research and development program, including the number of indications we intend to pursue;

•                  the progress made, if any, in our imetelstat research and development program, including our potential future clinical trials and existing or future investigator-sponsored trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•                  our ability to fully complete the divestiture of our stem cell assets to Asterias;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. In addition, we may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In addition, our ability to raise additional funds may be severely impaired if our product candidate, imetelstat, fails to show adequate safety or efficacy in ongoing or potential subsequent clinical trials, including investigator-sponsored trials.

Further, in the event that we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish certain of our rights to imetelstat.

If sufficient capital is not available, we may be required to delay, reduce the scope of, suspend or eliminate some or all of the elements of our imetelstat program, any of which could have a material adverse effect on our business.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the AIA, was signed into law. The AIA includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the AIA. Many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, became effective on March 16, 2013. For example, under the AIA, patent rights are awarded to the first inventor to file a patent application with respect to a particular invention. Thus, after March 16, 2013, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Under the AIA, interference proceedings will be eliminated for patent applications filed on or after March 16, 2013, to be replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights and negatively impact our business.

Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because our intent is to commercialize products internationally, securing both proprietary protection and freedom to operate outside of the United States is important to our business. We are involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. For example, we have been involved in several patent oppositions before the European Patent Office, or EPO, with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. Pharmexa, which acquired rights to GV1001 from GemVax in 2005, originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer. We opposed that patent, and in 2005, the Opposition Division, or OD, of the EPO revoked the originally granted claims, but permitted Pharmexa to add new, narrower claims. This decision was upheld by the Technical Board of Appeals, or TBA, in August 2007. In February 2010 and in March 2012, GemVax, AS, a company related to KAEL-GemVax, was granted two further related European patents covering its telomerase peptide vaccine, which we also opposed.

In parallel, Pharmexa opposed a European patent held by us and the Regents of the University of Colorado which covers many aspects of human telomerase, including the use of telomerase peptides in cancer vaccines. In June 2006, the OD of the EPO revoked three of the granted claims in our patent, but upheld the remaining 47 claims. That decision was affirmed by the TBA. In July 2009, Geron and the Regents of the University of Colorado were awarded a second European patent with claims to telomerase peptides, and this patent was also opposed by KAEL-GemVax.

In March 2013, GemVax, AS agreed to amend its patent claims to further narrow their scope, and we withdrew our oppositions to GemVax’s patents. At the same time, KAEL-GemVax withdrew its opposition against our patent.

European opposition and appeal proceedings can take several years to reach final decision. The oppositions discussed above reflect the complexity of the patent landscape in which we operate, and illustrate the risks and uncertainties. We are also currently involved in other patent opposition proceedings in Europe and Australia related to the stem cell assets to be divested to Asterias, and we cannot predict their outcomes or any potential subsequent appeal of the decision in these opposition proceedings.

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

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of imetelstat. *

Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technologies controlled by third parties that are advantageous to developing imetelstat. In the event our technologies infringe the rights of others or we require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to patented technology on commercially favorable terms, or at all, or our licenses may be terminated on certain grounds, including as a result of our failure to comply with our obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in our product development efforts. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from developing imetelstat. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize imetelstat would significantly and negatively affect our business. By way of example, we are aware of at least one entity that is seeking to obtain patent claims that may, if granted, be argued to read on imetelstat. While such claims have not been issued, and may not be valid if they do issue, we expect that as imetelstat continues to progress in development, we will see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success depends significantly on our ability to operate without infringing patents and the proprietary rights of others.

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

Our ability to successfully complete the divestiture of our stem cell assets depends at least in part on our ability to maintain our stem cell-related intellectual property. *

We developed an extensive portfolio of Geron-owned patent filings covering our prior development of human embryonic stem cell technologies, as well as patents that we licensed from other parties. This intellectual property is a substantial component of the stem cell assets that we have agreed to divest to Asterias. Our ability to successfully complete the divestiture of our stem cell assets will depend in part on our ability to maintain the scope and term of the patents in our stem cell patent portfolio. Legal developments and proceedings that may impact our stem cell patent portfolio and ability to successfully complete the divestiture of our stem cell program include:

•                  European court ruling: In 2011, the European Court of Justice, or ECJ, rendered a decision in a case known as Brüstle v. Greenpeace that is widely viewed to have effectively abolished the ability to enforce patents on human embryonic stem cell technologies in member states of the European Union, or EU.

•                  Patent interferences: Two of our patent applications covering the production of endoderm from human embryonic stem cells (part of the process for making pancreatic islet cells) are involved in interferences with a patent held by ViaCyte. A decision was handed down by the U.S Patent and Trademark Office Board of Patent Appeals and Interferences, or BPAI, in the first interference in July 2012, awarding all claims to ViaCyte. In August 2012, the BPAI ruled that its decision in the first interference was binding in the second interference because the involved claims of the patent application in the second interference were patentably indistinct from the claims of the patent in the first interference, and awarded all involved claims to ViaCyte. In September 2012, we appealed the decision of the BPAI in both interferences in a litigation proceeding brought before the District Court, and in September 2012, ViaCyte filed a counterclaim in the District Court, seeking affirmation of the rulings in the two interference proceedings and seeking costs and attorneys’ fees in the District Court litigation and the two interference proceedings. On January 24, 2013, the District Court ordered a stay of the District Court litigation until October 31, 2013. At this time, we cannot predict the outcome of the appeal or the timing for resolution of the appeal to the District Court. The outcome of the District Court litigation could include judgments against us upholding or expanding the interference ruling. Upon the closing of the divestiture of the stem cell assets, Asterias will be substituted for us as a party in these appeal proceedings.

•                  Re-examinations: In July 2006, requests were filed on behalf of the Foundation for Taxpayer and Consumer Rights (now renamed as Consumer Watchdog) for reexamination of three issued U.S. patents owned by the Wisconsin Alumni Research Foundation, or WARF. These three patents (U.S. Patent Nos. 5,843,780, 6,200,806 and 7,029,913) are licensed to us pursuant to a January 2002 license agreement which conveys exclusive rights to us under the WARF patents for the development and commercialization of therapeutics based on neural cells, cardiomyocytes and pancreatic islet cells, derived from human embryonic stem cells, as well as non-exclusive rights for other product opportunities. After initially rejecting the patent claims, the Patent Office issued decisions in all three cases upholding the patentability of the claims as amended. The decisions to uphold the 5,843,780 and 6,200,806 patents are final and not subject to further appeal. Consumer Watchdog appealed the decision on the 7,029,913 patent and, in April 2010, the BPAI reversed the earlier decision of the Patent Office on the 7,029,913 patent and remanded the case back to the Patent Office for further prosecution. In November 2011, the Patent Office again upheld the patentability of the claims. On January 22, 2013, the BPAI withdrew its rejection and affirmed the examiner’s decision confirming the patentability of claims 1-3 of the 7,029,913 patent. On March 21, 2013, Consumer Watchdog filed an appeal to the United States Court of Appeals for the Federal Circuit from the BPAI’s decision. We are not a party to the appeal, but the outcome of the appeal could affect the patentability of the claims in the 7,029,913 patent licensed to us by WARF.

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

We depend on other parties to help us develop and test imetelstat, and our ability to develop and commercialize imetelstat may be impaired or delayed if collaborations are unsuccessful. *

Our strategy for the development, clinical testing and commercialization of imetelstat requires that we enter into collaborations with clinical research organizations, vendors, corporate partners, licensors, licensees or others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we have contracted with two clinical research organizations that are primarily responsible for the execution of clinical site related activities for our ongoing imetelstat Phase 2 clinical trials, including clinical trial site monitoring activities. In addition, for our imetelstat program, we have contracted with a single vendor to develop and maintain the clinical database and a single vendor to maintain our safety database.

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

Our imetelstat development strategy is also dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies. For example, data from the Myelofibrosis IST, if positive, will inform any future Geron-sponsored clinical trial and will be necessary for future clinical development of imetelstat in MF. Because this is not a Geron-sponsored trial, the clinical testing of imetelstat in the Myelofibrosis IST requires us to rely on the investigator’s design and conduct of the trial. In addition, we do not have control over the timing and reporting of the data from this trial, nor do we own the data from the trial. If negative results are obtained from the Myelofibrosis IST, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

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

We rely extensively upon and have relationships with scientific consultants, collaborators, and contractors at academic and other institutions. Some of our scientific consultants, collaborators and contractors conduct research and development activities at our request, and others assist us in formulating our research and development and clinical strategy or other matters. These consultants, collaborators and contractors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants, collaborators and contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities.

If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop imetelstat, could be significantly harmed.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile. *

Historically, our stock price has been extremely volatile. Between April 1, 2003 and March 31, 2013, our stock has traded as high as $16.80 per share and as low as $0.91 per share. Between April 1, 2010 and March 31, 2013, the price has ranged between a high of $6.40 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  announcements regarding our clinical trial results or delays in our clinical trials, or investigator-sponsored trials, of imetelstat;

•                  announcements regarding the safety of imetelstat;

•                  announcements regarding our plans to discontinue certain programs and trials;

•                  announcements regarding our research and development of imetelstat;

•                  our ability to successfully complete the divestiture of our stem cell assets to Asterias, or perception by our stockholders about the adequacy of the consideration to be received for such divestiture;

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

•                  the issuance of common stock to partners, vendors or to investors to raise additional capital; and

•                  the occurrence of any other risks and uncertainties discussed in this Item 1A, “Risk Factors”.

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to other risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

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

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome. *

Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. If the results of our business activities are not successful, including without limitation, if:

•                  the results from the Myelofibrosis IST, or any subsequent clinical trial of imetelstat, are not deemed to be successful;

•                  we ascertain that the use of imetelstat results in significant liver toxicity or other significant systemic or organ toxicities;

•                  we are unable to fully complete the divestiture of our stem cell assets to Asterias; or

•                  our stockholders believe the consideration to be received for such divestiture to be inadequate,

our stock price would likely decline, and may result in litigation. A decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

The sale of a substantial number of shares may adversely affect the market price of our common stock. *

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2013, we had 300,000,000 shares of common stock authorized for issuance and 130,434,509 shares of common stock outstanding. In addition, as of March 31, 2013, we had reserved approximately 33,909,585 shares of common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations. In addition, we have severance agreements with several employees and a severance plan which could require an acquiror to pay a higher price. Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

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

RISKS RELATED TO COMPETITIVE FACTORS

The loss of key personnel could slow our ability to conduct research and develop imetelstat.

Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The recent restructurings we implemented could have an adverse impact on our ability to retain and recruit qualified personnel. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

Some of our competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of our technologies and damage our ability to sustain operations.

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our imetelstat program, including the study of telomeres, telomerase and our proprietary oligonucleotide chemistry. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

Many companies are developing alternative therapies to treat cancer and, in this regard, are competitors of ours. There are more than 200 approved anti-cancer products on the market in the United States, and several thousand in clinical development. Many of the pharmaceutical companies developing and marketing these competing products (e.g. GlaxoSmithKline, Bristol-Myers Squibb Company, Novartis AG, Incyte Corporation and Gilead Sciences, Inc.) have significantly greater financial resources and expertise than we do in:

•                  research and development;

•                  manufacturing;

•                  preclinical and clinical testing;

•      obtaining regulatory approvals; and

•      marketing, sales and distribution.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our imetelstat program.

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

•                  our ability to demonstrate that imetelstat is superior to alternatives currently on the market;

•                  our ability to establish in the medical community the potential advantage of imetelstat over alternative treatment methods; and

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

Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we, our contractors or agents could be liable for any civil damages that result, the cost of which could be substantial. In addition, we may incur significant unanticipated costs associated with the closure and exit of our research laboratory facility. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean up, of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liabilities, including joint and several liability under certain statutes. Any such liability or costs could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage our research and manufacturing facilities and operations. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We, our contractors and agents may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of imetelstat, or GRN1005 in our discontinued trials, is alleged to have injured patients. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                               EXHIBITS

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: May 3, 2013	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
2.1	Asset Contribution Agreement by and among Geron Corporation, BioTime, Inc. and Asterias Biotherapeutics, Inc. (formerly known as BioTime Acquisition Corporation)	2.1	8-K	January 8, 2013	000-20859
10.1	Employment agreement between the Registrant and Melissa A. Kelly Behrs, effective as of January 31, 2013 *	10.28	10-K	March 15, 2013	000-20859
10.2	Employment agreement between the Registrant and Stephen M. Kelsey, effective as of January 31, 2013 *	10.29	10-K	March 15, 2013	000-20859
10.3	Amended and Restated Severance Plan, effective as of February 13, 2013 *	10.30	10-K	March 15, 2013	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2013 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements ***

*	Management contract or compensation plan or arrangement.

**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

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