Form 10-Q
period 2013-09-30
GERON CORP
filed 2013-11-07
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 1, 2013:
Common Stock, $0.001 par value	128,967,411 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$9,591	$22,063
Restricted cash	795	794
Marketable securities	56,617	73,472
Interest and other receivables	555	752
Prepaid assets	844	1,336
Total current assets	68,402	98,417
Property and equipment, net	116	974
Deposits and other assets	195	410
	$68,713	$99,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,547	$3,429
Accrued compensation and benefits	2,886	5,216
Accrued restructuring charges	161	1,972
Accrued liabilities	1,985	3,480
Fair value of derivatives	258	51
Total current liabilities	6,837	14,148
Commitments and contingencies
Stockholders’ equity:
Common stock	129	130
Additional paid-in capital	945,241	939,867
Accumulated deficit	(883,482)	(854,384)
Accumulated other comprehensive (loss) income	(12)	40
Total stockholders’ equity	61,876	85,653
	$68,713	$99,801

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Revenues:
License fees and royalties	$181	$636	$1,058	$2,020

Operating expenses:
Research and development	5,338	11,684	18,066	39,568
Restructuring charges	116	—	1,032	—
General and administrative	3,460	4,829	11,643	15,726
Total operating expenses	8,914	16,513	30,741	55,294
Loss from operations	(8,733)	(15,877)	(29,683)	(53,274)
Unrealized loss on derivatives	(208)	(44)	(207)	(10)
Interest and other income	699	140	836	481
Interest and other expense	(12)	(172)	(44)	(215)
Net loss	$(8,254)	$(15,953)	$(29,098)	$(53,018)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.23)	$(0.42)

Shares used in computing basic and diluted net loss per share	128,293,074	127,236,993	128,146,333	126,833,916

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Net loss	$(8,254)	$(15,953)	$(29,098)	$(53,018)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1	10	(52)	4
Foreign currency translation adjustments	—	—	—	16
Reclassification of foreign currency translation adjustments	—	153	—	153
Other comprehensive income (loss)	1	163	(52)	173
Comprehensive loss	$(8,253)	$(15,790)	$(29,150)	$(52,845)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(29,098)	$(53,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	658
Accretion and amortization on investments, net	948	1,806
Gain on sales of property and equipment, net	(759)	(32)
Loss on write-downs of property and equipment	200	—
Stock-based compensation for services by non-employees	136	152
Stock-based compensation for employees and directors	3,456	4,016
Amortization related to 401(k) contributions	449	336
Unrealized loss on derivatives	207	10
Changes in assets and liabilities:
Other current and noncurrent assets	904	1,941
Other current liabilities	(6,679)	(768)
Translation adjustment	—	169
Net cash used in operating activities	(29,879)	(44,730)

Cash flows from investing activities:
Restricted cash transfer	(1)	(1)
Purchases of property and equipment	(56)	(854)
Proceeds from sales of property and equipment	1,116	38
Purchases of marketable securities	(57,446)	(54,905)
Proceeds from maturities of marketable securities	73,301	100,275
Net cash provided by investing activities	16,914	44,553

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	493	80
Net cash provided by financing activities	493	80
Net decrease in cash and cash equivalents	(12,472)	(97)
Cash and cash equivalents at the beginning of the period	22,063	16,105
Cash and cash equivalents at the end of the period	$9,591	$16,008

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted loss per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 7,183 and 16,061 shares for the 2013 and 2012 periods, respectively, related to outstanding stock options, restricted stock and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from five to 16 months.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. No other-than-temporary impairment charges were recorded for our available-for-sale securities for the three and nine months ended September 30, 2013 and 2012. See Note 2 on Fair Value Measurements.

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

SEPTEMBER 30, 2013

(UNAUDITED)

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2013 and 2012 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Research and development	$483	$594	$1,394	$1,861
Restructuring charges	—	—	28	—
General and administrative	739	669	2,034	2,155
Stock-based compensation expense included in operating expenses	$1,222	$1,263	$3,456	$4,016

Modifications to the post-termination exercise period of outstanding options held by certain members of our executive management team resulted in additional stock-based compensation expense of $205,000 for the three and nine months ended September 30, 2013. In addition, stock-based compensation expense has been recognized for the modification of the post-termination exercise period for certain stock options previously granted to employees affected by the April 2013 restructuring. Stock-based compensation resulting from these modifications has been reflected in the table above. See Note 3 on Restructurings for a further discussion of the April 2013 restructuring.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the nine months ended September 30, 2013 and 2012 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2013	2012
Dividend yield	None	None
Expected volatility range	0.742 to 0.759	0.631 to 0.726
Risk-free interest rate range	0.80% to 1.81%	0.81% to 1.25%
Expected term	6 yrs	6 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2013 and 2012 has been estimated using the Black Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2013	2012
Dividend yield	None	None
Expected volatility range	0.506 to 1.391	0.458 to 0.774
Risk-free interest rate range	0.09% to 0.21%	0.06% to 0.21%
Expected term range	6 - 12 mos	6 - 12 mos

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

Restricted Stock Awards

We grant restricted stock awards to employees and non-employee directors with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. Service-based restricted stock awards generally vest annually over four years. Performance-based restricted stock awards vest upon achievement of discrete strategic corporate goals within a specified performance period, generally three years. Market-based restricted stock awards vest upon achievement of certain market price thresholds of our common stock within a specified performance period, generally three years.

The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value is amortized as stock-based compensation expense over the requisite service period of the award, which is generally the vesting period, on a straight-line basis and is reduced for estimated forfeitures, as applicable.

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with vesting based on performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service period has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 as the achievement of the specified performance criteria was not considered probable during that time.

The fair value for market-based restricted stock awards is determined using a lattice valuation model with a Monte Carlo simulation. The model takes into consideration the historical volatility of our stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the derived service period for the awards using the straight-line method and is reduced for estimated forfeitures, as applicable, but is accelerated if the market condition is achieved earlier than estimated. All market-based restricted stock awards have been cancelled as of September 30, 2013 as the market conditions were not achieved within the specified performance period.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$5,997	$—	$—	$5,997
Restricted cash:
Certificates of deposit	$795	$—	$—	$795
Marketable securities (due in less than 1 year):
Government-sponsored enterprise securities	$7,319	$1	$—	$7,320
Commercial paper	15,741	9	—	15,750
Corporate notes	33,569	—	(22)	33,547
	$56,629	$10	$(22)	$56,617

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$15,660	$—	$—	$15,660
Corporate notes	3,136	—	(1)	3,135
	$18,796	$—	$(1)	$18,795
Restricted cash:
Certificates of deposit	$794	$—	$—	$794
Marketable securities (due in less than 1 year):
Government-sponsored enterprise securities	$8,618	$5	$—	$8,623
Commercial paper	20,623	21	—	20,644
Corporate notes	44,190	22	(7)	44,205
	$73,431	$48	$(7)	$73,472

Marketable securities with unrealized losses at September 30, 2013 and December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of September 30, 2013:
Corporate notes (due in less than 1 year)	$31,654	$(22)	$—	$—	$31,654	$(22)

As of December 31, 2012:
Corporate notes (due in less than 1 year)	$27,045	$(8)	$—	$—	$27,045	$(8)

The gross unrealized losses related to corporate notes as of September 30, 2013 and December 31, 2012 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of September 30, 2013 and December 31, 2012 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security. We currently do not intend to sell these securities before recovery of their amortized cost basis.

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

As of September 30, 2013 and December 31, 2012, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At September 30, 2013		At December 31, 2012
				Number	Fair	Number	Fair
Issuance	Exercise	Exercisable	Expiration	of	Value	of	Value
Date	Price	Date	Date	Shares	(In thousands)	Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$258	284,600	$51

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	September 30, 2013	December 31, 2012
Dividend yield	None	None
Expected volatility	0.955	0.828
Risk-free interest rate	0.33%	0.25%
Expected term	2 yrs	2 yrs

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

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2013 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$5,997	$—	$—	$5,997
Government-sponsored enterprise securities (2)	—	7,320	—	7,320
Commercial paper (2)	—	15,750	—	15,750
Corporate notes (2)	—	33,547	—	33,547
Total	$5,997	$56,617	$—	$62,614

Liabilities
Derivatives (3)	$—	$—	$258	$258

(1)         Included in cash and cash equivalents on our condensed consolidated balance sheets.

(2)         Included in current marketable securities on our condensed consolidated balance sheets.

(3)         Included in fair value of derivatives on our condensed consolidated balance sheets.

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2013, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended September 30, 2013
							Change in
							Unrealized Loss
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Loss	Purchases		In and/or	Fair Value at	Instruments
	June 30,	Included in	and	Sales and	Out of	September 30,	Held at
(In thousands)	2013	Earnings (1)	Issuances	Settlements	Level 3	2013	September 30, 2013 (1)
Derivative liabilities	$50	$208	$—	$—	$—	$258	$208

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Nine Months Ended September 30, 2013
							Change in
							Unrealized Loss
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Loss	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	September 30,	Held at
(In thousands)	2012	Earnings (1)	Issuances	Settlements	Level 3	2013	September 30, 2013 (1)
Derivative liabilities	$51	$207	$—	$—	$—	$258	$207

(1)   Reported as unrealized loss on derivatives in our condensed consolidated statements of operations.

3. RESTRUCTURINGS

On April 25, 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions were eliminated. In connection with this restructuring, we expect to record aggregate restructuring charges of approximately $1,500,000, of which $940,000 was recorded during the nine months ended September 30, 2013. As of September 30, 2013, the restructuring charges recognized under the April 2013 restructuring included $624,000 related to one-time termination benefits, including $28,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period through the end of December 2013 for certain stock options previously granted to terminated employees, $200,000 related to non-cash charges for write-downs of excess equipment and leasehold improvements and $116,000 related to costs associated with the closure of our research laboratory facility. The remaining projected restructuring charges relate to costs associated with the closure of our research laboratory facility and are expected to be recorded in the fourth quarter of 2013. We expect the restructuring will result in aggregate cash expenditures of approximately $1,250,000, of which $571,000 has been paid as of September 30, 2013 and related to one-time termination benefits and facility-related charges. The remaining cash expenditures are expected to be paid in the fourth quarter of 2013 and relate to facility-related charges. As of September 30, 2013, we have received proceeds of $1,000,000 from the sale of excess laboratory equipment in connection with the closure of our research laboratory facility. We may incur other charges associated with the April 2013 restructuring. Such charges, if any, will be recorded as they are determined.

On December 3, 2012, we announced the decision to discontinue development of GRN1005. With this decision, a total of 43 positions were eliminated. As of September 30, 2013, we have recognized aggregate restructuring charges of $2,794,000 for the December 2012 restructuring, of which $2,702,000 was recorded in the fourth quarter of 2012 and $92,000 was recorded in the first half of 2013. All actions associated with the December 2012 restructuring were completed in the first half of 2013, and we do not anticipate incurring any further charges in connection with the December 2012 restructuring.

On November 14, 2011, we announced the decision to focus on the development of our oncology programs and consequently, we discontinued further development of our stem cell programs. With this decision, a total of 66 positions were eliminated. All actions associated with the November 2011 restructuring were completed in 2012, and we do not anticipate incurring any further charges in connection with the November 2011 restructuring. All payments due under the November 2011 restructuring were made as of June 30, 2013.

The components relating to the April 2013, December 2012 and November 2011 restructurings, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed consolidated balance sheet as of September 30, 2013, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits	Asset Write Downs	Facility Related Charges	Total
Beginning accrual balance as of December 31, 2012	$1,972	$—	$—	$1,972
Restructuring charges	716	200	116	1,032
Cash payments	(2,373)	—	(96)	(2,469)
Adjustments or non-cash credits, including stock-based compensation expense	(174)	(200)	—	(374)
Ending accrual balance as of September 30, 2013	$141	$—	$20	$161

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

5. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$839	$1,361
Issuance of common stock for services rendered to date or to be received in future periods	—	69
Reclassification of deposits to other current assets, net	219	135
Supplemental Investing Activities:
Net unrealized (loss) gain on available-for-sale securities	(52)	4

6. SUBSEQUENT EVENT

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of the previously disclosed Asset Contribution Agreement, or the Agreement, we entered into in January 2013 with BioTime, Inc., or BioTime, and BioTime’s wholly owned subsidiary, Asterias Biotherapeutics, Inc., or Asterias (formerly known as BioTime Acquisition Corporation).

Under the terms of the Agreement, on October 1, 2013, we contributed to Asterias our human embryonic stem cell assets, including intellectual property, human embryonic stem cell lines and other assets related to our discontinued human embryonic stem cell programs, including our Phase I clinical trial of oligodendrocyte progenitor cells, or GRNOPC1, in patients with acute spinal cord injury, as well as our autologous cellular immunotherapy program, including data from the Phase I/II clinical trial of the autologous cellular immunotherapy in patients with acute myelogenous leukemia. On October 1, 2013, Asterias assumed all post-closing liabilities with respect to all of the assets contributed by us, including any liabilities related to the GRNOPC1 and autologous cellular immunotherapy clinical trials. Additionally, Asterias was substituted for us as a party in an appeal by us of two rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences, filed by us in the United States District Court for the Northern District of California in September 2012, or the ViaCyte Appeal, and Asterias assumed all liabilities arising after October 1, 2013 with respect to the ViaCyte Appeal.

As consideration for the contribution of our human embryonic stem cell assets and autologous cellular immunotherapy program to Asterias, on October 1, 2013 we received 6,537,779 shares of Asterias Series A common stock representing 21.4% of Asterias’ outstanding common stock as a class as of that date. We are also entitled to receive royalties from Asterias on the sale of products that are commercialized, if any, in reliance upon the patents we contributed to Asterias. Under the terms of the Agreement and subject to applicable law, following a record date to be declared by our board of directors, we will distribute all of the shares of Asterias Series A common stock to our stockholders on a pro rata basis, other than with respect to fractional shares and shares that would otherwise be distributed to Geron stockholders residing in certain to-be-determined excluded jurisdictions, which shares, as required by the Agreement, will be sold with the net cash proceeds therefrom distributed ratably to the stockholders who would otherwise be entitled to receive such shares.

On October 1, 2013, BioTime contributed to Asterias 8,902,077 shares of BioTime common stock, five-year warrants to purchase 8,000,000 additional shares of BioTime common stock at an exercise price of $5.00 per share, or the BioTime Warrants, minority stakes in two of BioTime’s subsidiaries and rights to use certain human embryonic stem cell lines. In addition, BioTime had previously loaned Asterias $5,000,000 in cash and the principal amount of this debt was cancelled as part of the closing of the Agreement. In consideration of BioTime’s contributions, on October 1, 2013 Asterias issued to BioTime 21,773,340 shares of Asterias Series B common stock representing 71.6% of Asterias’ outstanding common stock as a class as of that date, and three-year warrants to purchase 3,150,000 additional shares of Asterias Series B common stock at an exercise price of $5.00 per share. Upon completion of the distribution of the Asterias Series A common stock to our stockholders, Asterias is contractually obligated under the Agreement to distribute the BioTime Warrants on a pro rata basis to the holders of Asterias Series A common stock.

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

We are a clinical stage biopharmaceutical company developing a first-in-class telomerase inhibitor, imetelstat, in hematologic myeloid malignancies. The discovery and early development of imetelstat was based on our core expertise in telomerase and telomere biology. Telomerase is an enzyme that enables cancer cells to maintain telomere length, which provides them with the capacity for limitless cellular replication. Imetelstat is a potent and specific inhibitor of telomerase. Based on clinical data we obtained in late 2012, we may develop imetelstat to treat one or more hematologic myeloid malignancies such as myelofibrosis, or MF, which includes patients with primary MF, or PMF, post-essential thrombocythemia MF, or post-ET MF, or post-polycythemia vera MF, or post-PV MF, all of which are referred to in this report as MF; myelodysplastic syndromes, or MDS; or acute myelogenous leukemia, or AML.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2013, we had an accumulated deficit of $883.5 million. Since inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

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

As of September 30, 2013, we had cash, restricted cash, cash equivalents and marketable securities of $67.0 million compared to $96.3 million at December 31, 2012. We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial, and we may use our available capital resources sooner than we anticipate.

Development of Imetelstat in Hematologic Myeloid Malignancies

In November 2012, Dr. Ayalew Tefferi of Mayo Clinic initiated an investigator-sponsored trial to evaluate the safety and efficacy of imetelstat in patients with MF, and to determine an appropriate dose and schedule for further evaluation. This investigator-sponsored trial, or the Myelofibrosis IST, is an open-label trial in patients with PMF, post-ET MF, or post-PV MF who have two to three risk factors (intermediate-2) or four or more risk factors (high risk) as defined by the Dynamic International Prognostic Scoring

System Plus, or DIPSS Plus, described by Gangat, et al, in the Journal of Clinical Oncology (2011). The primary endpoint is overall response rate, which is defined by the proportion of patients who are classified as “responders”, which means that they have achieved either a clinical improvement, or CI, partial remission, or PR, or complete remission, or CR, consistent with the criteria of the 2013 International Working Group for Myeloproliferative Neoplasms Research and Treatment, or IWG-MRT (Tefferi, et al., Blood 2013). Secondary endpoints include reduction of spleen size, improvement in anemia or inducement of red blood cell transfusion independence, safety and tolerability.

The investigator has informed us that more than fifty patients have been enrolled in the Myelofibrosis IST. Enrollment of the first 11 patients in the first cohort of MF patients (Cohort A) in which the dose of imetelstat is given once every three weeks was completed at the end of March 2013 and the pre-specified criteria in the clinical protocol of at least two responders in the first 11 patients were met to enable expanded enrollment. Enrollment of the first 11 patients of the second cohort of MF patients (Cohort B) in which imetelstat was given weekly for four weeks, followed by one dose every three weeks was completed in May 2013 and the pre-specified criteria in the clinical protocol of at least two responders in the first 11 patients were met to enable expanded enrollment. In addition, the investigator has informed us that enrollment has commenced in additional cohorts to evaluate the safety and efficacy of imetelstat using different dosing algorithms, as well as to evaluate imetelstat in different patient populations, including patients with MF that has transformed into AML, or blast-phase MF, and certain subpopulations of myelodysplastic syndromes/myeloproliferative neoplasms (MDS/MPN), or MDS. We may determine to initiate pilot studies in other hematologic myeloid malignancies, including MDS and/or AML.

Certain preliminary data from patients enrolled in Cohort A and Cohort B of the ongoing Myelofibrosis IST have been selected for presentation in an oral session at the 55th American Society of Hematology (ASH) Annual Meeting and Exposition to be held in New Orleans, Louisiana from December 7-10, 2013. The presentation is scheduled to occur on Monday, December 9, 2013 at 4:45 p.m. CST. The preliminary data selected by the investigator was submitted as an abstract by the investigator to ASH in August 2013.

We expect the investigator’s presentation at ASH to include additional and updated safety and efficacy data from patients enrolled in Cohort A and Cohort B of the ongoing Myelofibrosis IST. Because the additional and updated safety and efficacy data may be materially different from the preliminary data selected and interpreted by the investigator and reported in the abstract, such preliminary data should be considered carefully and with caution. Since the ongoing Myelofibrosis IST is an investigator-sponsored trial, we do not have control over the data, the investigator’s interpretation of the data or the timing and reporting of data from this trial. Please refer to the risk factor entitled, “Risks Related to Our Business—Success in early clinical trials may not be indicative of results in subsequent clinical trials. Likewise, data reported by investigators from time-to-time is subject to audit and verification procedures that could result in material differences to final data and may change as more patient data becomes available.” in Part II, Item 1A entitled, “Risk Factors”, in this Form 10-Q.

Any future Geron-sponsored clinical trial in patients with MF will take into consideration the available safety and efficacy results from the Myelofibrosis IST, as well as any previous or current Geron-sponsored clinical trials and other investigator-sponsored trials of imetelstat, and will be necessary for future clinical development of imetelstat in MF. Although observed toxicities and other safety issues have not resulted to date in an unacceptable benefit-risk profile in our Phase 2 clinical trials of imetelstat in ET or multiple myeloma, or in the Myelofibrosis IST, if there are safety results that cause the benefit-risk profile to become unacceptable with respect to patients enrolled in clinical trials of imetelstat conducted now or in the future by us or any independent investigator, including the Myelofibrosis IST, we would likely be delayed or prevented from advancing imetelstat into further clinical development. Please refer to the risk factor entitled, “Risks Related to Our Business— If imetelstat were to have an unacceptable benefit-risk profile, our business and prospects could be severely harmed.” in Part II, Item 1A entitled, “Risk Factors”, in this Form 10-Q.

Completion of Divestiture of Human Embryonic Stem Cell Assets

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of the previously disclosed Asset Contribution Agreement, or the Agreement, we entered into in January 2013 with BioTime, Inc., or BioTime, and BioTime’s wholly owned subsidiary, Asterias Biotherapeutics, Inc., or Asterias (formerly known as BioTime Acquisition Corporation).

Under the terms of the Agreement, on October 1, 2013, we contributed to Asterias our human embryonic stem cell assets, including intellectual property, proprietary technology, materials, equipment, reagents, contracts, regulatory filings, our Phase I clinical trial of oligodendrocyte progenitor cells, or GRNOPC1, in patients with acute spinal cord injury, and our autologous cellular immunotherapy program, including data from the Phase I/II clinical trial of the autologous cellular immunotherapy in patients with acute myelogenous leukemia. On October 1, 2013, Asterias assumed all post-closing liabilities with respect to all of the assets contributed by us, including any liabilities related to the GRNOPC1 and autologous cellular immunotherapy clinical trials.

Additionally, Asterias was substituted for us as a party in an appeal by us of two rulings in favor of ViaCyte, Inc. by the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences, filed by us in the United States District Court for the Northern District of California in September 2012, or the ViaCyte Appeal, and Asterias assumed all liabilities arising after October 1, 2013 with respect to the ViaCyte Appeal.

As consideration for the contribution of our human embryonic stem cell assets and autologous cellular immunotherapy program to Asterias, on October 1, 2013 we received 6,537,779 shares of Asterias Series A common stock representing 21.4% of Asterias’ outstanding common stock as a class as of that date. We are also entitled to receive royalties from Asterias on the sale of products that are commercialized, if any, in reliance upon the patents we contributed to Asterias. Under the terms of the Agreement and subject to applicable law, following a record date to be declared by our board of directors, we will distribute all of the shares of Asterias Series A common stock to our stockholders on a pro rata basis, other than with respect to fractional shares and shares that would otherwise be distributed to Geron stockholders residing in certain to-be-determined excluded jurisdictions, which shares, as required by the Agreement, will be sold with the net cash proceeds therefrom distributed ratably to the stockholders who would otherwise be entitled to receive such shares.

On October 1, 2013, BioTime contributed to Asterias 8,902,077 shares of BioTime common stock, five-year warrants to purchase 8,000,000 additional shares of BioTime common stock at an exercise price of $5.00 per share, or the BioTime Warrants, minority stakes in two of BioTime’s subsidiaries and rights to use certain human embryonic stem cell lines. In consideration of BioTime’s contributions, on October 1, 2013 Asterias issued to BioTime 21,773,340 shares of Asterias Series B common stock representing 71.6% of Asterias’ outstanding common stock as a class as of that date, and three-year warrants to purchase 3,150,000 additional shares of Asterias Series B common stock at an exercise price of $5.00 per share. Upon completion of the distribution of the Asterias Series A common stock to our stockholders, Asterias is contractually obligated under the Agreement to distribute the BioTime Warrants on a pro rata basis to the holders of Asterias Series A common stock.

Discontinuation of Discovery Research and Companion Diagnostics Programs and Closure of Research Laboratory Facility

In April 2013, in connection with our decision to discontinue our discovery research program and companion diagnostics program based on telomere length and close our research laboratory facility, we announced a restructuring to reduce our workforce from 64 positions to 44 full-time positions, representing a reduction of approximately 31% of our workforce. We anticipate we will incur aggregate restructuring charges of approximately $1.5 million, of which $940,000 was recorded during the nine months ended September 30, 2013. The aggregate projected restructuring charges, the majority of which were recognized in the second quarter of 2013, consist of approximately $624,000 related to one-time termination benefits, comprised principally of severance payments, benefit continuation costs, outplacement services and non-cash stock-based compensation expense associated with the elimination of 20 positions and approximately $650,000 for facility-related charges as well as approximately $200,000 for non-cash charges related to write-downs of equipment and leasehold improvements. As of September 30, 2013, we have received proceeds of approximately $1.0 million from the sale of excess laboratory equipment in connection with the closure of our research laboratory facility. We may incur other charges in connection with this restructuring and will record these expenses in the appropriate period as they are determined. See Note 3 on Restructurings in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the restructuring charges.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that materially impact our condensed consolidated financial statements.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the safety and efficacy of our sole product candidate, imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on imetelstat for many years, if at all.

Revenues

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools, agriculture and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $117,000 and $782,000 for the three and nine months ended September 30, 2013, respectively, compared to $538,000 and $1.0 million for the comparable 2012 periods related to our various agreements. The decrease in license fee revenues for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods primarily reflected the full recognition of a license payment from GE Healthcare UK, Limited, or GE Healthcare, in 2012 upon the exercise of an option to expand the scope of their original license agreement with us to obtain exclusive global rights to intellectual property and know-how for the development and sale of cellular assays derived from induced pluripotent stem cells. In connection with the closing of the divestiture of our human embryonic stem cell assets on October 1, 2013, our license agreement with GE Healthcare, including any future revenue payments thereunder, was transferred to Asterias.

We recognized royalty revenues of $64,000 and $276,000 for the three and nine months ended September 30, 2013, respectively, compared to $98,000 and $1.0 million for the comparable 2012 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. The decrease in royalty revenues for the three and nine months ended September 30, 2013 compared to comparable 2012 periods primarily reflected the assignment of our telomerase activation technology to Telomerase Activation Sciences, Inc. in December 2012 and termination of our license agreement with Asia Biotech Corporation. Future royalty obligations by Asia Biotech Corporation were terminated as of December 2012.

Current revenues may not be predictive of future revenues. Future license and royalty revenues are dependent upon additional agreements being signed and current agreements being maintained.

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

Research and development expenses were $5.3 million and $18.1 million for the three and nine months ended September 30, 2013, respectively, compared to $11.7 million and $39.6 million for the comparable 2012 periods. As shown in the table below, the decrease in research and development expenses for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods primarily reflected lower direct external research and development costs for the manufacturing of drug products and reduced clinical trial expenses resulting from the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases. The decrease in research and development expenses also reflected lower personnel related costs resulting from the recent restructurings as well as reduced costs for scientific supplies and services with the discontinuation of our discovery research programs. Overall, we expect research and development expenses for 2013 to be lower as compared to 2012 as a result of our decision to focus our resources on the development of imetelstat in hematologic myeloid malignancies.

Research and development expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
	(Unaudited)
Direct external research and development expenses:
Clinical program: Imetelstat	$1,913	$2,828	$4,645	$10,974
Clinical program: GRN1005 (1)	36	2,199	1,087	7,595
Clinical program: GRNOPC1 (2)	44	54	199	298
Preclinical programs	1	348	225	883
Personnel related expenses	2,059	4,419	8,556	14,403
All other research and development expenses	1,285	1,836	3,354	5,415
Total	$5,338	$11,684	$18,066	$39,568

(1)         In December 2012, we discontinued the GRN1005 program and returned the asset to Angiochem, Inc. in May 2013.

(2)         On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program to Asterias. Asterias assumed all post-closing liabilities with respect to all of the assets contributed by us, including any liabilities related to the GRNOPC1 and autologous cellular immunotherapy clinical trials. See Note 6 on Subsequent Event in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further information.

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

Restructuring Charges

In April 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions were eliminated. In connection with this restructuring, we expect to record aggregate restructuring charges of approximately $1.5 million, of which $940,000 was recorded during the nine months ended September 30, 2013. As of September 30, 2013, the restructuring charges recognized for the April 2013 restructuring included $624,000 related to one-time termination benefits, including $28,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period through the end of December 2013 for certain stock options previously granted to terminated employees, $200,000 related to non-cash charges for write-downs of excess equipment and leasehold improvements and $116,000 related to costs associated with the closure of our research laboratory facility. The remaining projected restructuring charges for the April 2013 restructuring relate to costs associated with the closure of our research laboratory facility and are expected to be recorded in the fourth quarter of 2013. As of September 30, 2013, we have received proceeds of $1.0 million from the sale of excess laboratory equipment in connection with the closure of our research laboratory facility. We may incur other charges associated with the April 2013 restructuring. Such charges, if any, will be recorded as they are determined.

In December 2012, we announced the decision to discontinue development of GRN1005. With this decision, a total of 43 positions were eliminated. As of September 30, 2013, we have recognized aggregate restructuring charges of approximately $2.8 million for the December 2012 restructuring, of which $2.7 million was recorded in the fourth quarter of 2012 and $92,000 was recorded in the first half of 2013. All actions associated with the December 2012 restructuring were completed in the first half of 2013, and we do not anticipate incurring any further charges in connection with the December 2012 restructuring. See Note 3 on Restructurings in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the restructuring charges.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $11.6 million for the three and nine months ended September 30, 2013, respectively, compared to $4.8 million and $15.7 million for the comparable 2012 periods. The decrease in general and administrative expenses for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods primarily reflected lower personnel related expenses resulting from the recent restructurings, reduced legal costs associated with our patent portfolio and lower costs for consulting services.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed consolidated statements of operations. We incurred unrealized losses on derivatives of $208,000 and $207,000 for the three and nine months ended September 30, 2013, respectively, compared to unrealized losses of $44,000 and $10,000 for the comparable 2012 periods. The increase in unrealized losses on derivatives for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods primarily reflected the higher fair value of derivative liabilities resulting from the increase in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $47,000 and $184,000 for the three and nine months ended September 30, 2013, respectively, compared to $140,000 and $481,000 for the comparable 2012 periods. The decrease in interest income for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods reflected lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Other income was $652,000 for the three and nine months ended September 30, 2013 representing a net gain on the sale of excess laboratory equipment in connection with the closure of our research laboratory facility. No comparable amounts were recognized for the three and nine months ended September 30, 2012.

Interest and Other Expense

Interest and other expense was $12,000 and $44,000 for the three and nine months ended September 30, 2013, respectively, compared to $172,000 and $215,000 for the comparable 2012 periods. The decrease in interest and other expense for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods was primarily due to the recognition of accumulated foreign currency translation adjustments in connection with the dissolution of Geron Bio-Med in August 2012 and reduced bank charges as a result of lower cash and investment balances in 2013.

Net Loss

Net loss was $8.3 million and $29.1 million for the three and nine months ended September 30, 2013, respectively, compared to $16.0 million and $53.0 million for the comparable 2012 periods. The decrease in net loss for the three and nine months ended September 30, 2013 compared to the comparable 2012 periods was primarily due to reduced research and development expenses as a result of the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases. The decrease in net loss also reflected lower personnel related costs resulting from the recent restructurings as well as reduced costs for scientific supplies and services with the discontinuation of our discovery research programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2013 were $67.0 million, compared to $96.3 million at December 31, 2012. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2013 was the result of cash being used for operations.

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

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing of imetelstat;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

If our existing capital resources, equipment financing arrangement and future interest income are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we will need to seek additional funding through public or private equity financings, including pursuant to our sales agreement with MLV, equipment loans or other financing sources that may be available, including debt financings or collaborative and licensing arrangements. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. Our ability to raise additional funds may be severely impaired if imetelstat fails to show adequate safety or efficacy in clinical testing, including the Myelofibrosis IST. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaboration agreements on unattractive terms or we may be required to relinquish rights to technology or imetelstat or to grant licenses on terms that are unfavorable to us.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2013 and 2012 was $29.9 million and $44.7 million, respectively. The decrease in net cash used in operations in 2013 compared to 2012 primarily reflected reduced operating expenses due to the wind-down of our imetelstat trials in metastatic breast cancer and advanced non-small cell lung cancer and our GRN1005 trials in patients with brain metastases and recent restructurings.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2013 and 2012 was $16.9 million and $44.6 million, respectively. The decrease in net cash provided by investing activities in 2013 compared to 2012 primarily reflected higher purchases of marketable securities and lower proceeds from maturities of marketable securities.

As of September 30, 2013 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $493,000 and $80,000 for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities in 2013 and 2012 reflected receipt of cash from the issuance of common stock under our employee equity plans.

Off-Balance Sheet Arrangements

None.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2012, or the Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K. In addition, the risk factors entitled: “Any further development of imetelstat in solid tumors with short telomeres is dependent upon confirmation of the magnitude of the treatment effect of imetelstat in NSCLC patients whose tumors have short telomeres, and our ability to refine or validate a telomere length assay and to obtain any rights to third-party intellectual property that may be necessary for commercial use”, “If we are not able to fully complete the divestiture of our stem cell assets, our stock price may decline and our business may be adversely affected”, “Our ability to successfully complete the divestiture of our stem cell assets depends at least in part on our ability to maintain our stem cell-related intellectual property”, and “Our failure to meet our obligations under license agreements could result in us losing rights to key technologies required to complete the divestiture of our stem cell assets” that appeared in the Form 10-K have been removed.

RISKS RELATED TO OUR BUSINESS

Our success is solely dependent on the success of one early-stage product candidate, imetelstat, and we cannot be certain that imetelstat will advance to subsequent clinical trials or receive regulatory approval on a timely basis, or at all.*

Our business is at an early stage of development, and we are solely dependent on the success of imetelstat, our sole product candidate. We do not have any products that are commercially available. Our ability to develop imetelstat to and through regulatory approval and commercial launch is subject to significant risks and uncertainties and our ability to, among other things:

•                  receive positive safety and efficacy data from existing and potential future investigator-sponsored trials of imetelstat, such as the Myelofibrosis IST, that provide the clinical rationale for the potential development of imetelstat in hematologic myeloid malignancies;

•                  ascertain that the use of imetelstat does not result in significant systemic or organ toxicities or other safety issues resulting in an unacceptable benefit-risk profile;

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

•                  obtain positive clinical data from potential future Geron-sponsored clinical trials to enable subsequent clinical trials;

•                  obtain required regulatory clearances and approvals for imetelstat; for example, it is uncertain how the U.S. Food and Drug Administration, or FDA, and regulatory authorities in other countries will interpret the safety and any CI, PR and CR efficacy data from the Myelofibrosis IST; whether the FDA and other regulatory authorities will require us to obtain and submit additional preclinical, manufacturing, or clinical data to proceed with any subsequent Geron-sponsored clinical trials; the scope and type of clinical development and other data they might require us to generate and submit before they might grant a marketing approval, if any; and the length of time and cost for us to complete any such requirements;

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

•                  maintain adequate financial resources and personnel to advance imetelstat to and through subsequent clinical trials, regulatory approval and commercial launch; and

•                  obtain financing on commercially reasonable terms to fund our operations.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and could potentially cause us to cease operations.

We are currently focused on the development of imetelstat in hematologic myeloid malignancies, other than ET, and future Geron-sponsored clinical development of imetelstat is highly dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. We may be unable to develop, or initiate the development of, imetelstat in any additional hematologic myeloid malignancy indications, which would likely result in our decision to discontinue development of imetelstat and to potentially cease operations. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA, and similar foreign regulatory agencies if we fail to demonstrate that imetelstat is safe and effective. We may therefore fail to commercialize imetelstat. Any failure to advance imetelstat to subsequent clinical trials, failure to obtain regulatory approval of imetelstat, or limitations on any regulatory approval that we might receive, would severely harm our business and prospects, and could potentially cause us to cease operations.

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

If imetelstat were to have an unacceptable benefit-risk profile, our business and prospects could be severely harmed.*

Although toxicities and other safety issues to date have not resulted in an unacceptable benefit-risk profile in our Phase 2 clinical trials of imetelstat in ET or multiple myeloma, or in the Myelofibrosis IST, if there are safety results that cause the benefit-risk profile to become unacceptable with respect to patients enrolled in clinical trials of imetelstat conducted now or in the future by us or any independent investigator, including the Myelofibrosis IST, we would likely be delayed or prevented from advancing imetelstat into further clinical development and may decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and would likely cause us to cease operations. Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including reduced platelet count, or thrombocytopenia, when the drug was used as a single agent, and reduced white blood cell count, or neutropenia, when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma and solid tumors, we have observed hematologic toxicities, abnormal laboratory liver function tests, and non-laboratory test findings such as gastrointestinal events, infections, muscular and joint pain and fatigue. Hematologic toxicities have also occurred in the Myelofibrosis IST, including febrile neutropenia and profound thrombocytopenia. We may in the future observe or report dose-limiting or hematologic toxicities or other safety issues in our ongoing Phase 2 clinical trials of imetelstat in ET and multiple myeloma or in potential future Geron or investigator-sponsored trials of imetelstat. Likewise, because the investigator has reported certain preliminary data from the Myelofibrosis IST only as of August 2013, we expect that the investigator will present at ASH additional and updated data regarding toxicities and safety issues in the Myelofibrosis IST. If such toxicities or other safety issues result in an unacceptable benefit-risk profile, this would likely delay or prevent the commencement and/or completion of our ongoing or potential subsequent clinical trials or investigator-sponsored trials, including the Myelofibrosis IST, and may require us to conduct additional, unforeseen trials or to abandon our development of imetelstat entirely.

Success in early clinical trials may not be indicative of results in subsequent clinical trials. Likewise, data reported by investigators from time-to-time is subject to audit and verification procedures that could result in material differences to final data and may change as more patient data becomes available.*

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from investigator-sponsored trials, including the Myelofibrosis IST, should not be relied upon as evidence that subsequent or larger-scale clinical trials will succeed. The positive results we have obtained from the patients enrolled in the Phase 2 trial of imetelstat in ET may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. For example, the known dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and febrile neutropenia and other safety issues, that have been observed in both Geron and investigator-sponsored trials, including the Myelofibrosis IST, could cause complexities in treating patients with MF and could result in the discontinuation of any of these trials.

In addition, the safety and efficacy data from the first two cohorts of the Myelofibrosis IST reported by the investigator in an abstract submitted to ASH in August 2013 are preliminary, and therefore, the final data may be materially different from the preliminary data. The preliminary data is also subject to the risk that one or more of the clinical outcomes may materially change as patient treatment and enrollment continue and additional and updated patient data becomes available. Because the additional and updated safety and efficacy data may be materially different from the preliminary data selected and interpreted by the investigator and reported in the abstract, such preliminary data should be considered carefully and with caution. Additional and updated data is subject to our audit and verification procedures which could result in material differences from the data reported by the investigator, and therefore additional or updated data should be considered carefully and with caution.

Material adverse changes in final data could significantly harm our business prospects. Even if final safety and efficacy data from the Myelofibrosis IST are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the Myelofibrosis IST may not be reproducible in future clinical trials.

We will be required to demonstrate through larger-scale Phase 3 clinical trials that imetelstat is safe and effective for use in a diverse population before we can seek regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If we are unable to develop imetelstat in future clinical trials, including Phase 3 clinical trials, our business may fail.

Our research and development of imetelstat is subject to numerous risks and uncertainties.*

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

Because of the significant scientific, regulatory and commercial milestones that must be reached for our research and development of imetelstat to be successful, our development of imetelstat in hematologic myeloid malignancies, including MF, or any other indication, may be delayed or abandoned, even after we have expended significant resources on it. Our decisions to discontinue our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, and to discontinue our development of imetelstat in solid tumors with short telomeres in April 2013, are examples of this. Any further delay or abandonment of our development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on, and likely result in the failure of, our business.

Our stockholders may realize little or no value from the divestiture of our stem cell assets, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected.*

The completion of our obligations under the Agreement among us, BioTime and Asterias covering the disposition of our former stem cell assets is subject to numerous risks and uncertainties. We may be unable to complete, on a timely basis or at all, the pro rata distribution by us of the Asterias Series A common stock received by us from Asterias under the Agreement or we may be unable to pay, in a timely manner or at all, cash in lieu of either fractional shares or shares that would otherwise be distributed to stockholders in certain to-be-determined excluded jurisdictions, in each case as contemplated by the Agreement. Prior to our ability to set a record date for the distribution, we must receive notice from BioTime and Asterias that certain securities registration or qualification requirements have been met by them, which may not occur on a timely basis or at all. Likewise, Asterias may be unable to distribute to the Asterias Series A stockholders the BioTime Warrants received by them from BioTime under the Agreement. These distributions may be delayed or precluded for a variety of reasons, including the failure of BioTime and/or Asterias to obtain or maintain required federal and state registrations and qualifications necessary to enable us to distribute the Asterias Series A common stock and/or to enable Asterias to complete the BioTime Warrants distribution.

In addition, there is currently no existing public market for either the Asterias Series A common stock (or any other Asterias securities) or the BioTime Warrants, and there can be no assurance that an active public market for either the Asterias Series A common stock or BioTime Warrants will ever develop. The absence of an active public market for these securities would make it difficult for holders of Asterias Series A common stock to sell their shares of Asterias Series A common stock or BioTime Warrants and would adversely affect the value of the Asterias Series A common stock and the BioTime Warrants. While Asterias plans to arrange for the trading of the Asterias Series A common stock on the OTC Bulletin Board upon the completion of our distribution of the Asterias Series A common stock, the Asterias Series A common stock may be thinly traded or not at all, and may be subject to the SEC’s “penny stock” rules that impose restrictive sales practice requirements on broker-dealers who sell penny stocks and provide for certain additional disclosure requirements in connection with the sale of penny stocks. These rules may have the effect of reducing the level of trading activity for the Asterias Series A common stock. In addition, until such time as the Asterias Series A common stock is listed on a national securities exchange, which may never occur, applicable state securities laws may restrict the states in which and conditions under which Geron stockholders can sell their shares of Asterias Series A common stock. For these and other reasons, Geron stockholders may not be able to sell their shares of Asterias Series A common stock in a timely manner or at an orderly market price, if at all, and Geron stockholders may otherwise find it difficult to sell their Asterias Series A common stock. In addition, Asterias is a newly organized, development stage company in the start-up phase, and has only recently commenced its operations. To date, Asterias’ operations have been primarily limited to organizing and staffing its company and completing the acquisition of our former stem cell assets. Accordingly, it is difficult if not impossible to predict Asterias’ future performance or to evaluate its business and prospects. For these and other reasons, any value ascribed to the Asterias Series A common stock or the BioTime Warrants is highly speculative.

We expect that the value of Asterias Series A common stock and any cash distributed to Geron stockholders in the distribution will be treated as dividend income for U.S. federal income tax purposes, and the lack of an existing market for the Asterias Series A common stock could limit or preclude the ability of our stockholders to sell a sufficient quantity of Asterias Series A common stock to cover potential tax liabilities. As a result, our stockholders may incur a tax liability, but be unable to realize value from any Asterias Series A common stock distributed by us and/or the BioTime Warrants to be distributed by Asterias. Because no further action is required on the part of Geron stockholders to receive the Asterias Series A common stock and the related BioTime Warrants in the distributions, if the Asterias Series A common stock distribution occurs and Geron stockholders do not want to receive the Asterias Series A common stock and the related BioTime Warrants in the distributions (or cash in lieu thereof), the only recourse for our stockholders will be to divest their Geron common stock prior to the record date set by Geron’s board of directors for the distribution of Asterias Series A common stock. Sales of Geron common stock by stockholders who do not want to receive Asterias Series A common stock and the related BioTime Warrants in the distributions could result in downward pressure on our stock price.

The distribution of the Asterias Series A common stock by us, and the BioTime Warrants by Asterias, and related transactions, as well as the asset contribution transaction itself, could also result in litigation against us, including litigation arising from or related to the value, if any, from the Asterias Series A common stock and/or the BioTime Warrants or our role as a named underwriter with respect to the Asterias Series A distribution, or litigation based on other matters related to the Agreement or the transactions contemplated thereby. For example, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may attribute substantial financial value to our stem cell assets. If our stockholders believe that the financial value which is or may be received by us or them from the divestiture of our former stem cell assets is inadequate, our stock price may decline and litigation may occur. Likewise, those Geron stockholders residing in certain to-be-determined excluded jurisdictions will not receive any Asterias Series A common stock or BioTime Warrants in the distributions and will receive only cash instead, which may be viewed as inadequate, and which will result in those Geron stockholders having no continuing interest in our divested human embryonic stem cell programs as stockholders or otherwise, which could also result in litigation against us. As a result of these and other factors, we may be exposed to a number of risks, including declines or fluctuations in our stock price, additional advisor and legal fees, and distractions to our management caused by activities undertaken in connection with resolving any disputes related to the transaction. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

The ability to conduct and complete potential future Geron-sponsored or any investigator-sponsored trials of imetelstat on a timely basis is subject to risks and uncertainties related to factors such as performance by investigator-sponsors, availability of drug supply, patient enrollment, and regulatory authorization.*

Delays or terminations of our potential future clinical trials and of investigator-sponsored trials could be caused by matters such as:

•                  lack of effectiveness of imetelstat during clinical trials or results that do not demonstrate statistically significant efficacy;

•                  safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues related to imetelstat which may be observed in Geron-sponsored or investigator-sponsored trials, whether or not in the same indications or therapeutic areas;

•                  disruptions due to drug supply or quality issues;

•                  failure by independent physicians conducting existing or future investigator-sponsored trials of imetelstat to timely commence, enroll, complete or report data from such investigator-sponsored trials;

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, for example, not receiving acceptance of new manufacturing specifications or procedures or clinical trial protocol amendments by regulatory authorities, or not otherwise obtaining regulatory clearance to commence subsequent clinical trials;

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

•                  difficulty in obtaining or accessing necessary clinical data, including from the Myelofibrosis IST, which may result in incomplete data sets;

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

Our enrollment goals for future clinical trials of imetelstat, and the enrollment goals of independent physicians conducting existing or future investigator-sponsored trials of imetelstat, may not be met. In addition, our inability to retain, or the inability of independent physicians conducting investigator-sponsored trials of imetelstat to retain, patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any of our future clinical trials may be overseen by an internal safety monitoring committee, or ISMC, and an ISMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Data that we receive from independent physician investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely completion of clinical testing of imetelstat, in clinical trials conducted by us or by independent physician investigators could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for imetelstat, both of which would likely have a material adverse effect on our business. In addition, future Geron-sponsored clinical development of imetelstat is dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. Accordingly, a delay in the timely completion of or reporting of data from the Myelofibrosis IST could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials. Also, adverse safety results from investigator-sponsored trials of imetelstat, including those results that have been reported and those that may in the future be reported from the Myelofibrosis IST, could delay initiation or continuation of Geron-sponsored clinical development of imetelstat.

Delays in the initiation of, or our inability to initiate, subsequent clinical trials of imetelstat could result in increased costs to us and would delay our ability to generate or prevent us from generating revenues.*

We are currently focused on the development of imetelstat in hematologic myeloid malignancies, other than ET, and future Geron-sponsored clinical development of imetelstat is highly dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. To date, we have not sponsored any clinical trials evaluating imetelstat in any hematologic myeloid malignancies (other than ET), including MF. Because investigator-sponsored trials are not Geron-sponsored trials, the clinical testing of imetelstat in investigator-sponsored trials requires us to rely on the applicable investigator’s design and conduct of the trial, which we do not control, and it is possible that the FDA or other regulatory agencies will not view these investigator-sponsored trials, including the Myelofibrosis IST, as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of these investigator-sponsored trials or safety concerns or other trial results. Accordingly, failure by physician investigators to properly design or conduct existing or potential future investigator-sponsored trials of imetelstat could produce results that might delay or prevent us from advancing imetelstat into further clinical development. In addition, we do not have control over the timing and reporting of the data from the Myelofibrosis IST or any other investigator-sponsored trials, nor do we own the data from the trials. Our arrangements with investigators may provide us certain information rights with respect to the trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the trials. If these obligations are breached by the investigators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the trials been Geron-sponsored clinical trials, or if the data cannot be audited or verified by us, then our ability to design and conduct any Geron-sponsored clinical trials may be adversely affected. Additionally, the FDA or other regulatory agencies may disagree with the sufficiency of our right of reference to the preclinical, manufacturing, or clinical data generated by any investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these investigator-sponsored trials. If so, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify, confirm or replicate the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

In addition to the matters discussed above, the commencement of subsequent clinical trials for imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

•                  obtaining sufficient funding;

•                  manufacturing sufficient quantities of imetelstat;

•                  producing imetelstat in a manner that meets the quality standards of the FDA and other regulatory agencies;

•                  ensuring our ability to manufacture imetelstat at acceptable costs for Phase 3 clinical trials and commercialization;

•                  obtaining clearance or approval of proposed trial designs or manufacturing specifications from the FDA and other regulatory authorities;

•                  reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the United States or in foreign jurisdictions, including contract research organizations, laboratory service providers, and the trial sites, on all aspects of clinical trials;

•                  obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site; and

•                  securing and successfully screening appropriate subjects for participation in clinical trials.

The occurrence of any of these events could adversely affect our ability to initiate subsequent clinical trials, which could increase our development costs or our ability to generate revenues could be impaired, either of which could adversely impact our financial results and have a material adverse effect on our business.

We may not be able to manufacture imetelstat at costs or scales necessary to conduct our clinical trials or potential future commercialization activities.

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

We have never conducted large-scale, Phase 3 clinical trials, nor do we have experience as a company in those areas required for the successful commercialization of imetelstat.

We have never conducted large-scale, Phase 3 clinical trials. We cannot be certain that any large-scale, Phase 3 clinical trials will begin or be completed on time, if at all. Large-scale, Phase 3 clinical trials will likely require one or more additional Geron-sponsored Phase 2 clinical trials and supportive Phase 2 data, additional financial and management resources and reliance on third-party clinical investigators, clinical research organizations, lab service providers, trial sites and consultants. Relying on third-party clinical investigators or clinical research organizations may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Obtaining regulatory approvals to develop and market imetelstat in the United States and other countries is a costly and lengthy process, and we cannot predict whether or when we will be permitted to develop and commercialize imetelstat.*

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from successfully conducting our development efforts or from commercializing imetelstat. The regulatory process, particularly for a biopharmaceutical product candidate like imetelstat, is uncertain, can take many years and requires the expenditure of substantial resources.

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

Data obtained from preclinical and clinical activities are susceptible to varying interpretations by the FDA or regulatory authorities in other countries that could delay, limit or prevent regulatory agency approvals. For example, different interpretations of data generated in the Myelofibrosis IST by regulators may delay or prevent us from proceeding to, or otherwise enabling us to obtain regulatory clearance for, a subsequent clinical trial of imetelstat in patients with MF or any other hematologic myeloid malignancy. It is uncertain how the FDA and other regulatory authorities in other countries will interpret the safety and any CI, PR and CR efficacy data from the Myelofibrosis IST, including the limited preliminary data reported by the investigator in an abstract submitted to ASH in August 2013, which was only from a small number of patients and then only in the first two cohorts of the trial, which is being conducted by a single investigator and not by us. Therefore, it is also uncertain what type of clinical development data they might require us to generate and submit before we may initiate potential future Geron-sponsored clinical trials of imetelstat; before they might grant a marketing approval, if any; and the length of time and cost for us to complete such requirements. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate. We do not expect to receive regulatory approvals for imetelstat for many years, if at all.

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

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•                  recall or seizure of products;

•                  injunction against the manufacture, distribution, sales and marketing of products; and

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

We have incurred operating losses every year since our operations began in 1990. As of September 30, 2013, our accumulated deficit was approximately $883.5 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our clinical development activities continue, our operating losses may increase in size.

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

We will need substantial additional capital to conduct our operations and develop imetelstat, and our ability to obtain the necessary funding is uncertain.*

We will require substantial capital resources in order to conduct our operations and develop imetelstat, and we cannot assure you that our existing capital resources, equipment financing arrangement, future interest income and potential sales of our common stock, including pursuant to our At-The-Market Issuance Sales Agreement with MLV & Co. LLC, will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

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

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing of imetelstat;

•                  the time and costs involved in obtaining regulatory clearances and approvals; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Our ability to raise additional funds may be severely impaired if our product candidate, imetelstat, fails to show adequate safety or efficacy in ongoing or potential subsequent clinical trials, including in the Myelofibrosis IST and other investigator-sponsored trials.

Further, in the event that we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish some or all of our rights to imetelstat.

If sufficient capital is not available, we may be required to delay, reduce the scope of, suspend or eliminate some or all of the elements of our imetelstat program, any of which could have a material adverse effect on our business.

RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY

Our success will depend on our ability to protect our technologies and our product candidate, imetelstat, through patents and other intellectual property rights and to operate without infringing the rights of others.*

Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. If we are unsuccessful in either of these regards, the value of our technologies and imetelstat will be adversely affected, and we may be unable to continue our development of imetelstat. By way of example, we do not yet have issued compound patents for imetelstat in Europe after 2020. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we or our licensors are unsuccessful in obtaining and enforcing patents, we may not be able to further develop or commercialize imetelstat and our business may be negatively impacted, and we may be unable to continue our operations.

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

Challenges to our patent rights can result in costly and time-consuming legal proceedings that may prevent or limit development of imetelstat.*

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

For example, we have been involved in several patent oppositions before the European Patent Office, or EPO, with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer. We opposed that patent and during the opposition proceedings and subsequent appeal the original claims were revoked and, new, narrower claims of the Pharmexa patent were allowed. In February 2010 and in March 2012, GemVax, AS, a company related to KAEL-GemVax, was granted two further related European patents covering its telomerase peptide vaccine, which we also opposed. In March 2013, GemVax, AS amended certain patent claims in these two patents to narrow their scope, and we withdrew our oppositions to GemVax’s patents. On appeal, the Opposition Division, or OD, has approved the amended claims for one patent, and we are waiting for a decision on the other patent.

In addition, we initiated patent opposition proceedings in Europe and Australia related to the stem cell assets that we have divested to Asterias. We are in the process of substituting Asterias in place of Geron as the opponent in these European and Australian proceedings, and Asterias has already been substituted in place of us as a party in the ViaCyte Appeal, which is before the United States District Court for the Northern District of California.

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

We may be subject to infringement claims that are costly to defend, and which may limit our ability to use disputed technologies and prevent us from pursuing research and development or commercialization of imetelstat.*

Our technologies may infringe the patents or proprietary rights of others. In addition, we may become aware of discoveries and technologies controlled by third parties that are advantageous to developing imetelstat. In the event our technologies infringe the rights of others or we require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. We initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required for the research, development or commercialization of imetelstat on commercially favorable terms, or at all, or our licenses may be terminated on certain grounds, including as a result of our failure to comply with our obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign our technologies or obtain rights to alternate technologies, the research and adoption of which could cause delays in our development efforts for imetelstat. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from developing imetelstat. Our failure to obtain alternative technologies or a license to any technology that we may require to research, develop or commercialize imetelstat would significantly and negatively affect our business. We expect that as imetelstat continues to progress in development, we will see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success depends significantly on our ability to operate without infringing patents and the proprietary rights of others.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

We depend on other parties to help us develop and test imetelstat, and our ability to develop and commercialize imetelstat may be impaired or delayed if collaborations are unsuccessful.*

Our strategy for the development, clinical testing and commercialization of imetelstat requires us to enter into collaborations with clinical research organizations, vendors, clinical trial sites, corporate partners, licensors, licensees and others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we have contracted with two clinical research organizations that are primarily responsible for the execution of clinical site related activities for our ongoing imetelstat Phase 2 clinical trials, including clinical trial site monitoring activities. In addition, for our imetelstat program, we have contracted with a single vendor to develop and maintain the clinical database and a single vendor to maintain our safety database. For any future clinical trials of imetelstat that may be conducted by us, we may rely on new or different vendors, or other third parties, with which we may have little or no prior experience.

Accordingly, if the performance of these services is not of the highest quality, or does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from our clinical trials and make the necessary representations to regulatory authorities, if at all. In addition, licensors or licensees could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones or perform diligence obligations set forth in agreements that we have entered into with others, or if our licensors or licensees breach or terminate their agreements with us, our business may be materially harmed.

Our imetelstat development strategy is also dependent on the results of existing and potential future investigator-sponsored trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. Because investigator-sponsored trials are not

Geron-sponsored trials, the clinical testing of imetelstat in investigator-sponsored trials requires us to rely on the applicable investigator’s design and conduct of the trial, which we do not control, and it is possible that the FDA or other regulatory agencies will not view these investigator-sponsored trials, including the Myelofibrosis IST, as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of these investigator-sponsored trials or safety concerns or other trial results. Accordingly, failure by physician investigators to properly design or conduct existing or potential future investigator-sponsored trials of imetelstat could produce results that might delay or prevent us from advancing imetelstat into further clinical development. In addition, we do not have control over the timing and reporting of the data from the Myelofibrosis IST or any other investigator-sponsored trials, nor do we own the data from the trials. Our arrangements with investigators may provide us certain information rights with respect to the trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the trials. If these obligations are breached by the investigators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the trials been Geron-sponsored clinical trials, or if the data cannot be audited or verified by us, then our ability to design and conduct any Geron-sponsored clinical trials may be adversely affected. Additionally, the FDA or other regulatory agencies may disagree with the sufficiency of our right of reference to the preclinical, manufacturing, or clinical data generated by any investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these investigator-sponsored trials. If so, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify, confirm or replicate the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

Our ability to manufacture imetelstat is uncertain because we must rely on third parties for manufacturing.*

We rely on other companies for certain process development, supply of starting materials, manufacturing or other technical and scientific work with respect to imetelstat, but we do not have direct control over their personnel or operations. We rely on these manufacturers to produce and deliver sufficient quantities of imetelstat to support our clinical trials, including investigator-sponsored clinical trials, on a timely basis and to comply with applicable regulatory requirements. If these companies do not perform the work which they are contracted to perform, do not complete the work within the expected timelines, or if they fail to produce materials which are suitable for use in clinical trials or choose to exit the business, our ability to develop or manufacture imetelstat could be significantly harmed. For example, we may need to change one or more of our suppliers due to these or other reasons and the change could lead to delays in drug supply. Manufacturing delays could adversely impact the initiation or completion of ongoing or future clinical trials, including investigator-sponsored trials.

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

Our reliance on investigators, consultants, research institutions, and scientific contractors whose activities are not wholly within our control may lead to delays in development of imetelstat.*

We rely extensively upon and have relationships with investigators, scientific consultants, collaborators, and contractors at academic, commercial and other institutions. Some of the investigators, scientific consultants, collaborators and contractors upon whom we rely conduct research and development activities at our request or initiate investigator-sponsored clinical trials to test imetelstat, and others assist us in formulating and/or executing our research and development and clinical and regulatory strategy or other matters related to imetelstat. These investigators, scientific consultants, collaborators and contractors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these investigators, scientific consultants, collaborators and contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop imetelstat could be significantly harmed.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between October 1, 2003 and September 30, 2013, our stock has traded as high as $16.80 per share and as low as $0.91 per share. Between October 1, 2010 and September 30, 2013, the price has ranged between a high of $6.40 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  announcements regarding our clinical trial results or delays in any future clinical trials of imetelstat, or announcements regarding the results of or delays in investigator-sponsored trials of imetelstat, and investor perceptions thereof;

•                  announcements regarding the safety of imetelstat;

•                  announcements regarding our plans to discontinue certain programs or clinical trials, such as our prior announcements regarding the discontinuation of our stem cell programs and certain clinical trials;

•                  announcements regarding our research and development of imetelstat;

•                  our ability to complete the Asterias Series A common stock distribution and perception by our stockholders about the adequacy of the consideration received for the divestiture of our stem cell assets to Asterias;

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

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.*

Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. If the results of our business activities are not successful, including without limitation, if:

•                  the final or any preliminary results from the Myelofibrosis IST, or any subsequent clinical trial of imetelstat, are not deemed to be successful;

•                  we or any investigators ascertain that the use of imetelstat results in significant systemic or organ toxicities or other safety issues resulting in an unacceptable benefit-risk profile;

•                  we or any investigators discontinue the further development of imetelstat; or

•                  our stockholders believe the consideration received from the divestiture of our stem cell assets to be inadequate;

our stock price would likely decline, and may result in litigation. A decision adverse to our interests in any such lawsuit could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. In addition, the conduct of clinical trials, including our ongoing and any subsequent clinical trials of imetelstat and any investigator-sponsored trials, are inherently risky and may expose us to liability for matters such as patient injury or death, or for any failure to meet regulatory and compliance requirements. Monitoring, initiating and defending against legal actions are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of your investment in our common stock.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of September 30, 2013, we had 300,000,000 shares of common stock authorized for issuance and 128,949,459 shares of common stock outstanding. In addition, as of September 30, 2013, we had reserved approximately 35,394,635 shares of common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

RISKS RELATED TO COMPETITIVE FACTORS

The loss of key personnel could slow our ability to conduct research and develop imetelstat.*

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

Some of our competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of our technologies and damage our ability to sustain operations.*

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our imetelstat program, including the study of telomeres, telomerase and our proprietary oligonucleotide chemistry. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

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

To be successful, imetelstat must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.*

If approved for marketing, imetelstat may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize imetelstat. If approved for commercial sale, imetelstat will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of imetelstat will depend on a number of factors, including:

•                  our establishment and demonstration to the medical community of the clinical efficacy and safety of imetelstat;

•                  our ability to demonstrate that imetelstat is superior to alternatives currently on the market;

•                  our ability to establish in the medical community the potential advantage of imetelstat over alternative treatment methods;

•                  the label and promotional claims allowed by the FDA or other regulatory agencies for imetelstat, if any;

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

RISKS RELATED TO ENVIRONMENTAL AND PRODUCT LIABILITY

Our activities involve hazardous materials, and improper handling of these materials by our employees, contractors, or agents could expose us to significant legal and financial penalties.*

If we are unable to comply with federal, state and county environmental and safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials, chemicals and various radioactive compounds previously used by us in our discontinued research facility, we could be subject to considerable additional cost or liability that would have a material adverse effect on our financial condition. We, our contractors or agents may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations.

Although we believe that the safety procedures previously used by us for using, handling, storing and disposing of hazardous materials in our discontinued research facility complied with the standards prescribed by state and federal regulations, we may incur significant unanticipated costs associated with the closure and exit of our research facility. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean up, of hazardous chemicals or hazardous, infectious or toxic substances in connection with the closure of our research facility could subject us to significant liabilities, including joint and several liability under certain statutes. Any such liability or costs could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an accident could damage the manufacturing facilities and operations of any third party contracted by us to perform services with respect to our imetelstat program. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We, our contractors and agents may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.*

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of imetelstat, or GRN1005 in our discontinued trials, is alleged to have injured patients. We currently have limited clinical trial liability insurance and we may not be able to maintain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

Our headquarters are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our offices and equipment, which could cause delays or even require us to cease or curtail operations.*

Our headquarters are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We do not carry earthquake insurance. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures, terrorism and similar events. If any disaster were to occur, our ability to operate our business at our office would be seriously, or potentially completely, impaired. The insurance we maintain may not be adequate to cover our losses from such disasters or other business interruptions.

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

GERON CORPORATION

Date: November 7, 2013	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Senior Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	First Amendment to Employment Agreement between Geron Corporation and Melissa A. Kelly Behrs, effective as of September 24, 2013*	10.1	8-K	September 27, 2013	000-20859
10.2	First Amendment to Employment Agreement between Geron Corporation and Olivia K. Bloom, effective as of September 24, 2013*	10.2	8-K	September 27, 2013	000-20859
10.3	First Amendment to Employment Agreement between Geron Corporation and Craig C. Parker, effective as of September 24, 2013*	10.3	8-K	September 27, 2013	000-20859
10.4	First Amendment to Employment Agreement between Geron Corporation and Stephen N. Rosenfield, effective as of September 24, 2013*	10.4	8-K	September 27, 2013	000-20859
10.5	Amended and Restated 2006 Directors’ Stock Option Plan*
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements

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