Form 10-Q
period 2014-03-31
GERON CORP
filed 2014-05-01
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 25, 2014:
Common Stock, $0.001 par value	156,938,288 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,324	$12,990
Restricted cash	795	795
Current portion of marketable securities	133,869	52,234
Interest and other receivables	1,439	564
Prepaid assets	249	474
Total current assets	147,676	67,057
Noncurrent portion of marketable securities	7,464	—
Property and equipment, net	77	92
Deposits and other assets	191	195
	$155,408	$67,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520	$1,397
Accrued compensation and benefits	1,556	3,946
Accrued restructuring charges	11	94
Accrued liabilities	1,286	1,783
Fair value of derivatives	143	367
Total current liabilities	4,516	7,587
Commitments and contingencies
Stockholders’ equity:
Common stock	157	131
Additional paid-in capital	1,052,028	952,403
Accumulated deficit	(901,203)	(892,763)
Accumulated other comprehensive loss	(90)	(14)
Total stockholders’ equity	150,892	59,757
	$155,408	$67,344

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Revenues:
License fees and royalties	$474	$765

Operating expenses:
Research and development	5,211	7,999
General and administrative	3,994	4,751
Total operating expenses	9,205	12,750
Loss from operations	(8,731)	(11,985)
Unrealized gain on derivatives	224	25
Interest and other income	83	81
Interest and other expense	(16)	(18)
Net loss	$(8,440)	$(11,897)

Basic and diluted net loss per share	$(0.06)	$(0.09)

Shares used in computing basic and diluted net loss per share	143,465,818	127,982,931

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net loss	$(8,440)	$(11,897)
Net unrealized loss on marketable securities	(76)	(22)
Comprehensive loss	$(8,516)	$(11,919)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,440)	$(11,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	142
Accretion and amortization on investments, net	606	328
Gain on sales of property and equipment, net	—	(104)
Stock-based compensation for services by non-employees	65	24
Stock-based compensation for employees and directors	1,641	1,348
Amortization related to 401(k) contributions	12	103
Unrealized gain on derivatives	(224)	(25)
Changes in assets and liabilities:
Other current and noncurrent assets	(646)	345
Other current liabilities	(2,534)	(6,491)
Net cash used in operating activities	(9,505)	(16,227)

Cash flows from investing activities:
Purchases of property and equipment	—	(34)
Proceeds from sales of property and equipment	—	104
Purchases of marketable securities	(107,144)	(18,007)
Proceeds from maturities of marketable securities	17,363	27,595
Net cash (used in) provided by investing activities	(89,781)	9,658

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	97,620	11
Net cash provided by financing activities	97,620	11
Net decrease in cash and cash equivalents	(1,666)	(6,558)
Cash and cash equivalents at the beginning of the period	12,990	22,063
Cash and cash equivalents at the end of the period	$11,324	$15,505

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2013, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted loss per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 5,596,655 and 13,949 shares for the three months ended March 31, 2014 and 2013, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, corporate notes and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from four to 16 months.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges for our available-for-sale securities for the three months ended March 31, 2014 and 2013. See Note 2 on Fair Value Measurements.

Non-Marketable Equity Investments

Non-marketable equity investments in companies in which we own less than 20% of the outstanding voting stock and do not otherwise have the ability to exert significant influence over the investees are carried at cost, as adjusted for other-than-temporary impairments. We apply the equity method of accounting for non-marketable equity investments in companies in which we own more than 20% of the outstanding voting stock or otherwise have the ability to exert significant influence over the investees. Under this method, we increase (decrease) the carrying value of our investment by our proportionate share of the investee’s earnings (losses). If losses exceed the carrying value of the investment, losses are then applied against any advances to the investee, including any commitment to provide financial support, until those amounts are reduced to zero. Commitments to provide financial support include formal guarantees, implicit arrangements, reputational expectations, intercompany relationships or a consistent past history of providing financial support. The equity method is then suspended until the investee has earnings. Any proportionate share of investee earnings is first applied to the share of accumulated losses not recognized during the period the equity method was suspended. We recognize previously suspended losses to the extent additional investment is determined to represent the funding of prior losses. See Note 3 on Divestiture of Stem Cell Assets.

Fair Value of Derivatives

For non-employee options classified as assets or liabilities, the fair value of these instruments is recorded on the condensed balance sheet at inception and adjusted to fair value at each financial reporting date. The change in fair value of the non-employee options is recorded in the condensed statements of operations as unrealized gain (loss) on derivatives. Fair value of non-employee options is estimated using the Black Scholes option-pricing model. The non-employee options continue to be reported as an asset or liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from assets or liabilities to stockholders’ equity. For non-employee options classified as permanent equity, the fair value of the non-employee options is recorded in stockholders’ equity as of their respective vesting dates and no further adjustments are made. See Note 2 on Fair Value Measurements.

Nonmonetary Transactions

We account for nonmonetary transactions based on the fair values of the assets (or services) involved. The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it with a gain or loss recognized on the exchange. We use the fair value of the asset received to measure the cost if it is more clearly evident than the fair value of the asset surrendered. If the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits, we use the recorded amount (or carrying value) of the nonmonetary assets relinquished to account for the exchange. Similarly, we use carrying value for an exchange of controlled assets that do not meet the definition of a business for a non-controlling non-marketable equity interest in a company with no gain or loss recognized for the exchange. See Note 3 on Divestiture of Stem Cell Assets.

Revenue Recognition

We have entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies. With certain of these agreements, we receive non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, milestone payments, royalties on future sales of products, or any combination of these items. Upfront non-refundable signing, license or non-exclusive option fees are recognized as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

recognize revenue under collaborative agreements as the related research and development costs for services are rendered. Milestone payments, which are subject to substantive contingencies, are recognized as revenue upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the portion of research and license payments received which has not been earned. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

Restricted Cash

Restricted cash consists of funds maintained in separate certificate of deposit accounts for specified purposes. The components of restricted cash were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Certificate of deposit for unused equipment line of credit	$530	$530
Certificate of deposit for credit card purchases	265	265
	$795	$795

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2014 and 2013 which was allocated as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Research and development	$589	$680
General and administrative	1,052	668
Stock-based compensation expense included in operating expenses	$1,641	$1,348

As stock-based compensation expense recognized in the condensed statements of operations for the three months ended March 31, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the three months ended March 31, 2014 and 2013 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected volatility	0.922	0.745
Risk-free interest rate range	1.64% to 1.92%	0.99% to 1.15%
Expected term	5.5 yrs	6 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2014 and 2013 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected volatility range	0.835 to 1.062	0.674 to 1.391
Risk-free interest rate range	0.09% to 0.15%	0.12% to 0.21%
Expected term range	6 – 12 mos	6 – 12 mos

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Restricted Stock Awards

We have granted restricted stock awards to employees and non-employee directors with service-based and performance-based vesting schedules. Service-based restricted stock awards generally vest annually over four years. Performance-based restricted stock awards vest upon achievement of discrete strategic corporate goals within a specified performance period, generally three years.

The fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value is amortized as stock-based compensation expense over the requisite service period of the award, which is generally the vesting period, on a straight-line basis and is reduced for estimated forfeitures, as applicable.

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with vesting based on performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service period has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed statements of operations for the three months ended March 31, 2014 and 2013 as the achievement of the specified performance criteria was not considered probable during that time.

Non-Employee Stock-Based Awards

For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee awards in our condensed statements of operations.

2. FAIR VALUE MEASUREMENTS

We categorize financial instruments recorded at fair value on our condensed balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Below is a description of the valuation methodologies used for financial instruments measured at fair value on our condensed balance sheets, including the category for such financial instruments.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Cash Equivalents and Marketable Securities

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

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$4,247	$—	$—	$4,247
Corporate notes	4,587	—	—	4,587
	$8,834	$—	$—	$8,834
Restricted cash:
Certificates of deposit	$795	$—	$—	$795
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$6,328	$—	$—	$6,328
Commercial paper (due in less than 1 year)	9,488	10	—	9,498
Corporate notes (due in less than 1 year)	118,130	2	(89)	118,043
Corporate notes (due in 1 to 2 years)	7,477	—	(13)	7,464
	$141,423	$12	$(102)	$141,333

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$8,079	$—	$—	$8,079
Corporate notes	2,206	—	—	2,206
	$10,285	$—	$—	$10,285
Restricted cash:
Certificates of deposit	$795	$—	$—	$795
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$7,369	$1	$(1)	$7,369
Commercial paper (due in less than 1 year)	5,496	3	—	5,499
Corporate notes (due in less than 1 year)	39,383	1	(18)	39,366
	$52,248	$5	$(19)	$52,234

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Marketable securities with unrealized losses at March 31, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of March 31, 2014:
Corporate notes (due in less than 1 year)	$112,706	$(89)	$—	$—	$112,706	$(89)
Corporate notes (due in 1 to 2 years)	7,464	(13)	—	—	7,464	(13)
	$120,170	$(102)	$—	$—	$120,170	$(102)

As of December 31, 2013:
Government-sponsored enterprise securities (due in less than 1 year)	$3,947	$(1)	$—	$—	$3,947	$(1)
Corporate notes (due in less than 1 year)	37,060	(18)	—	—	37,060	(18)
	$41,007	$(19)	$—	$—	$41,007	$(19)

The gross unrealized losses related to corporate notes and government-sponsored enterprise securities as of March 31, 2014 and December 31, 2013 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2014 and December 31, 2013 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. We have not reclassified any derivative liabilities to stockholders’ equity for any non-employee option exercises during the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At March 31, 2014		At December 31, 2013
Issuance	Exercise	Exercisable	Expiration	Number	Fair Value	Number	Fair Value
Date	Price	Date	Date	of Shares	(In thousands)	of Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$143	284,600	$367

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	March 31, 2014	December 31, 2013
Dividend yield	0%	0%
Expected volatility	1.361	0.844
Risk-free interest rate	0.13%	0.13%
Expected term	1 yr	1 yr

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

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2014 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$4,247	$—	$—	$4,247
Government-sponsored enterprise securities (2)	—	6,328	—	6,328
Commercial paper (2)	—	9,498	—	9,498
Corporate notes (1)(2)(3)	—	130,094	—	130,094
Total	$4,247	$145,920	$—	$150,167

Liabilities
Derivatives (4)	$—	$—	$143	$143

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$8,079	$—	$—	$8,079
Government-sponsored enterprise securities (2)	—	7,369	—	7,369
Commercial paper (2)	—	5,499	—	5,499
Corporate notes (1)(2)	—	41,572	—	41,572
Total	$8,079	$54,440	$—	$62,519

Liabilities
Derivatives (4)	$—	$—	$367	$367

(1)         Included in cash and cash equivalents on our condensed balance sheets.

(2)         Included in current marketable securities on our condensed balance sheets.

(3)         Included in noncurrent marketable securities on our condensed balance sheets.

(4)         Included in fair value of derivatives on our condensed balance sheets.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2014, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended March 31, 2014
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	March 31,	Held at
(In thousands)	2013	Earnings (1)	Issuances	Settlements	Level 3	2014	March 31, 2014 (1)
Derivative liabilities	$367	$(224)	$—	$—	$—	$143	$(224)

(1)   Reported as unrealized gain on derivatives in our condensed statements of operations.

3. DIVESTITURE OF STEM CELL ASSETS

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

In accordance with the terms of the Contribution Agreement, on October 1, 2013 we received 6,537,779 shares of Asterias Series A common stock representing 21.4% of Asterias’ outstanding common stock as a class as of that date. Under the terms of the Contribution Agreement and subject to applicable law, following a record date to be declared by our board of directors, we are contractually obligated to distribute all of the shares of Asterias Series A common stock to our stockholders on a pro rata basis, other than with respect to fractional shares and shares that would otherwise be distributed to Geron stockholders residing in certain excluded jurisdictions, which shares, as required by the Contribution Agreement, will be sold with the net cash proceeds therefrom distributed ratably to the stockholders who would otherwise be entitled to receive such shares. Only holders of our common stock as of the record date will be entitled to receive the shares of Asterias Series A common stock or cash in lieu thereof. We refer to the anticipated distribution by us of the Asterias Series A common stock as the Series A Distribution.

As of March 31, 2014, our board of directors had not set a record date for the Series A Distribution because we had not received any notification from BioTime and Asterias that they had met certain securities registration or qualification requirements, including notice that the registration statement that Asterias filed with the Securities and Exchange Commission, or SEC, covering the Series A Distribution was effective and otherwise available to effect the Series A Distribution, as required under the Contribution Agreement. Therefore, as of March 31, 2014, we continued to hold the Asterias Series A common stock received in the divestiture.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The Series A Distribution represents a pro-rata distribution of shares of an equity method investment that is a business, which will be accounted for at its carrying amount. Because the carrying amount of the Asterias Series A common stock was zero as of March 31, 2014 (see discussion below), the liability relating to our contractual obligation to distribute the Asterias Series A common stock was zero as of March 31, 2014.

We applied the equity method of accounting for the Asterias Series A common stock. Under this method, we increase (decrease) the carrying value of the investment by our proportionate share of Asterias’ earnings (losses). If our proportionate share of losses exceeds the carrying value of the investment, losses are then applied against any advances, including any commitment to provide financial support, until those amounts are reduced to zero. Asterias incurred net losses from October 1, 2013 through March 31, 2014. Since our investment in Asterias had an initial carrying amount of zero upon the closing of the Contribution Agreement and we do not have any commitments to provide financial support or obligations to perform services or other activities for Asterias, we suspended the equity method of accounting on October 1, 2013.

4. RESTRUCTURING

On April 25, 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions were eliminated. In connection with this restructuring, we incurred aggregate restructuring charges of $1,370,000 for the year ended December 31, 2013. All actions associated with this restructuring were completed in 2013, and we do not anticipate incurring any further charges in connection with this restructuring.

The components relating to the April 2013 restructuring, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed balance sheet as of March 31, 2014 and primarily reflects continued healthcare benefit coverage obligations, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits	Facility Related Charges	Total
Beginning accrual balance as of December 31, 2013	$21	$73	$94
Cash payments	(10)	(73)	(83)
Ending accrual balance as of March 31, 2014	$11	$—	$11

5. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On February 27, 2014, we amended the lease agreement for our premises at 149 Commonwealth Drive to extend the lease term from July 2014 through January 2016. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of $1,382,000.

Purported Securities Class Action Lawsuits

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorney’s fees.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

On March 28, 2014, a second purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorney’s fees. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. These lawsuits, as well as the derivative lawsuit discussed in Note 9 on Subsequent Event and any other related lawsuits, are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the purported securities class action lawsuits and derivative lawsuit is necessarily uncertain. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We could be forced to expend significant resources in the defense of these and any other related lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits and any other lawsuits that might be filed. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of these lawsuits. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. See Note 9 on Subsequent Event for further discussion of the derivative lawsuit filed in April 2014.

6. STOCKHOLDERS’ EQUITY

On February 4, 2014, we completed an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share, resulting in net cash proceeds of approximately $96,805,000 after deducting the underwriting discount and offering expenses payable by us.

7. SEGMENT INFORMATION

Our executive management team represents our chief decision maker. We view our operations as one segment, the discovery and development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

8. CONDENSED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$313	$839
Reclassification of deposits to other current assets	4	—
Supplemental Investing Activities:
Net unrealized loss on marketable securities	(76)	(22)

9. SUBSEQUENT EVENT

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. We have not yet responded to the derivative lawsuit, but intend to vigorously defend

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

against the claims alleged and to seek dismissal of the lawsuit. This derivative lawsuit, the related purported securities class action lawsuits discussed in Note 5 on Commitments and Contingencies and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense and disposition of these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of these lawsuits.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expect,” “plan,” “intend,” “will,” “should,” “project,” “believe,” “predict,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014.

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

We intend, subject to release of the full clinical hold on our Investigational New Drug application, or IND, for imetelstat as discussed below, to develop imetelstat to treat one or more hematologic myeloid malignancies such as myelofibrosis, or MF, which includes patients with primary MF, or PMF, post essential thrombocythemia MF, or post ET MF, or post polycythemia vera MF, or post PV MF, all of which are referred to in this document as MF; myelodysplastic syndromes, or MDS; or acute myelogenous leukemia, or AML.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2014, we had an accumulated deficit of $901.2 million. Since inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been research support payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Revenues generated from these arrangements will not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations. We also currently have no source of product revenue. Imetelstat, which is our sole product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of March 31, 2014, we had cash, restricted cash, cash equivalents and marketable securities of $153.5 million compared to $66.0 million at December 31, 2013. We received net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from the underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014. We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial, and we may use our available capital resources sooner than we anticipate.

Developing Imetelstat to Treat Hematologic Myeloid Malignancies

Investigator-Sponsored Clinical Trial in Myelofibrosis (Myelofibrosis IST)

In November 2012, Dr. Ayalew Tefferi at Mayo Clinic, Rochester, Minnesota, initiated an investigator-sponsored trial, or the Myelofibrosis IST, to assess the effect of imetelstat in patients with MF. Preliminary efficacy and safety data from this trial were presented by the investigator, Dr. Tefferi, at the American Society of Hematology, or ASH, Annual Meeting in December 2013. The Myelofibrosis IST is also evaluating imetelstat in patients with refractory anemia with ringed sideroblasts, or RARS, a subpopulation of MDS, and patients with MF that has transformed into AML, known as blast-phase MF. Data we receive from these patients may inform, in part, our decision to initiate, subject to release of the full clinical hold on our IND for imetelstat discussed below, one or more potential pilot studies of imetelstat in MDS or AML.

In January 2014, Mayo Clinic closed the Myelofibrosis IST to new patient enrollment. In Mayo Clinic’s notification informing us of its decision to cease new patient enrollment, Mayo Clinic did not indicate that its decision was due to any concerns regarding efficacy or safety. In March 2014, we were informed by Mayo Clinic that the investigator’s IND for the Myelofibrosis IST was placed on partial clinical hold by the U.S. Food and Drug Administration, or the FDA. The partial clinical hold means that no new patients may be enrolled into the Myelofibrosis IST, and previously enrolled patients who are deriving clinical benefit may continue to receive imetelstat treatment. The investigator has informed us that he plans to work diligently to seek release of the partial clinical hold. In addition, the investigator currently intends to submit additional and updated data from the Myelofibrosis IST for presentation at the ASH Annual Meeting in December 2014, including data from the patients with RARS-MDS and patients with blast-phase MF.

Impact of Full Clinical Hold on Geron-Sponsored Clinical Trials

In March 2014, we received written notice from the FDA that our IND for imetelstat has been placed on full clinical hold following the FDA’s review of safety data in our then ongoing clinical studies. A full clinical hold is an order that the FDA issues to a trial sponsor to suspend all ongoing clinical trials and delay all proposed trials. With this clinical hold, any patients in an ongoing Geron-sponsored clinical trial cannot receive any further treatment with imetelstat. Therefore, we have stopped imetelstat treatment in our Phase 2 Geron-sponsored clinical trials in ET and multiple myeloma, or MM. For our Phase 2 ET trial, eight patients were affected and for our Phase 2 MM trial, two patients were affected.

In their notice to us, the FDA cited the following safety issues as the basis for the clinical hold: lack of evidence of reversibility of hepatotoxicity, risk for chronic liver injury and lack of adequate follow up in patients who experienced hepatotoxicity. To address the clinical hold, we are required to provide clinical follow up information in patients who experienced liver function test, or LFT, abnormalities until LFT abnormalities have resolved to normal or baseline and to provide information regarding the reversibility of the liver toxicity after chronic imetelstat administration in animals. We plan to work diligently with the FDA to seek the release of the full clinical hold and are currently compiling preclinical and clinical data and information from our own studies, as well as data and information available to us from other imetelstat studies, such as the Myelofibrosis IST, regarding LFT abnormalities and the incidence and reversibility of hepatotoxicity. To permit extended follow up of patients who discontinued imetelstat treatment in our Phase 2 ET and MM trials, and to seek to collect their LFT information, we intend to submit amended clinical trial protocols to investigational review boards, or IRBs, at each clinical site that participated in our Phase 2 ET and MM trials, and to seek consent from patients who discontinued imetelstat treatment in our Phase 2 ET and MM trials to allow us to collect and evaluate their LFT information. The timing for our submission to the FDA of a complete response to the full clinical hold on our IND for imetelstat depends on our ability to collect such clinical information from our Phase 2 ET and MM trials and the Myelofibrosis IST. If we are able to collect such clinical information in 2014, assuming the data are positive, and the FDA agrees that such information and data adequately address the basis for the clinical hold in order for the FDA to lift the full clinical hold on our IND for imetelstat in 2014 or permit us to study imetelstat under a partial clinical hold in 2014, we would plan to initiate a Geron-sponsored clinical trial of imetelstat in MF in the United States which could potentially occur as early as the first quarter of 2015. However, if additional clinical information is required or the information or data are not positive, then we believe the initiation of a Geron-sponsored clinical trial of imetelstat in patients with MF in the United States could be delayed indefinitely, since we currently do not know how much time will be required for LFT abnormalities to resolve to normal or baseline, if at all. Because of the uncertainty surrounding the timeline to address the full clinical hold on our IND for imetelstat, if at all, we intend to explore opportunities for the initiation of a Geron-sponsored clinical trial of imetelstat in patients with MF in locations outside of the United States where health authorities and ethics committees view favorably the benefit-risk profile of imetelstat for MF.

Until the FDA lifts the full clinical hold or permits us to study imetelstat for other indications, such as under a partial clinical hold, we are unable to submit any new clinical trial protocols to the FDA, and are unable to initiate any new clinical trials for imetelstat in the United States, under our existing IND for imetelstat. If the FDA does not lift the full clinical hold, or does not permit us to study imetelstat for other indications, such as under a partial clinical hold, we will likely be unable to pursue the development of imetelstat in the United States. If the FDA lifts the full clinical hold, or partially lifts the full clinical hold, we expect to pursue development of imetelstat in one or more indications, such as MF, MDS or AML, where we believe there is a greater unmet medical need for a new product than is the case for diseases such as ET, for which survival is minimally affected by the disease. We have previously announced that our Phase 2 ET trial was a proof of concept study, and that we did not plan to develop imetelstat for commercial use in ET.

Stem Cell Divestiture; Asterias Series A Distribution

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of the previously disclosed asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and BioTime’s wholly owned subsidiary, Asterias Biotherapeutics, Inc., or Asterias (formerly known as BioTime Acquisition Corporation). See further discussion in Note 3 on Divestiture of Stem Cell Assets in Notes to Condensed Financial Statements of this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that materially impact our condensed financial statements.

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Financial Statements of this Form 10-Q describes the significant accounting policies used in the preparation of the condensed financial statements.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes historically have been minor and have been included in the condensed financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, our dependence on the success of our sole product candidate, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, including release of the clinical holds on our IND for imetelstat and the investigator’s IND for the Myelofibrosis IST, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on imetelstat for many years, if at all.

Revenues

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $350,000 for the three months ended March 31, 2014, compared to $645,000 for the comparable 2013 period related to our various agreements. The decrease in license fee revenues for the first quarter of 2014 compared to the comparable period in 2013 primarily reflects the full recognition of a non-refundable up-front license payment in 2013 for an exclusive commercial license using our telomerase promoter technology for oncology-related in vitro assays. We recognized royalty revenues of $124,000 for the three months ended March 31, 2014, compared to $120,000 for the comparable 2013 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market and cell-based research products. Current revenues may not be predictive of future revenues. Future license and royalty revenues are dependent upon additional agreements being signed and current agreements being maintained.

Research and Development Expenses

For each of our research and development programs, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of costs to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, including investigator-sponsored clinical trials, and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for those individuals involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research-related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance. All of these costs apply to our clinical programs and our historical preclinical programs and discovery research efforts. A product candidate is designated a clinical candidate once an IND has been filed with the FDA, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans. Preclinical programs represented product candidates undergoing toxicology, pharmacology, metabolism and efficacy studies and manufacturing process development required before testing in humans can commence.

Research and development expenses were $5.2 million for the three months ended March 31, 2014, compared to $8.0 million for the comparable 2013 period. As shown in the table below, the overall decrease in research and development expenses for the three months ended March 31, 2014 compared to the comparable 2013 period is the net result of lower direct external costs due to the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, reduced personnel related costs resulting from previous restructurings and lower costs for scientific supplies and services due to the discontinuation of our discovery research programs in April 2013, partially offset by an increase in direct external costs for the manufacturing of imetelstat drug product. Overall, we expect research and development expenses in 2014 to remain at current levels, unless we are permitted to initiate new clinical trials of imetelstat in hematologic myeloid malignancies in 2014, which may not occur in a timely manner or at all.

Research and development expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)
Direct external expenses:
Clinical program: Imetelstat	$1,924	$1,517
Clinical program: GRN1005 (1)	—	992
Clinical program: GRNOPC1 (2)	—	58
Preclinical programs (3)	—	201
Personnel related expenses	2,685	4,174
All other expenses	602	1,057
Total research and development expenses	$5,211	$7,999

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

(3)         In April 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California.

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

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2014, compared to $4.8 million for the comparable 2013 period. The decrease in general and administrative expenses for the three months ended March 31, 2014 compared to the comparable 2013 period is the net result of reduced patent costs and transaction fees of $1.2 million associated with the stem cell divestiture which closed in October 2013, partially offset by higher stock-based compensation expense of $384,000. Due to the purported securities class action lawsuits and the derivative lawsuit recently filed against us and/or certain of our officers and directors, we expect that our legal expenses will increase in 2014 as we intend to vigorously defend the lawsuits.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred unrealized gains on derivatives of $224,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively. The unrealized gains on derivatives for the three months ended March 31,

2014 and 2013 primarily reflect reduced fair value of derivative liabilities resulting from shortening of their contractual terms, decreases in the market value of our stock and changes in other inputs factored into the estimate of their fair value, such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $83,000 for the three months ended March 31, 2014, compared to $81,000 for the comparable 2013 period. We expect that interest and other income will increase in 2014 as a result of the receipt of the net cash proceeds from the underwritten public offering of shares of our common stock that we completed in February 2014. Interest earned in future periods will depend on the size of our securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $16,000 for the three months ended March 31, 2014, compared to $18,000 for the comparable 2013 period. We expect that interest and other expense will increase in 2014 as a result of higher bank charges related to the increase in our cash and investment balances in connection with the receipt of the net cash proceeds from the underwritten public offering of shares of our common stock that we completed in February 2014.

Net Loss

Net loss was $8.4 million for the three months ended March 31, 2014, compared to $11.9 million for the comparable 2013 period. The decrease in net loss for the three months ended March 31, 2014 compared to the comparable period in 2013 was primarily due to reduced research and development expenses as a result of the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, decreased personnel related costs resulting from previous restructurings and reduced costs for scientific supplies and services with the discontinuation of our discovery research programs in April 2013. The decrease in net loss also reflects reduced general and administrative expenses as a result of lower patent costs and transaction fees associated with the stem cell divestiture.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at March 31, 2014 were $153.5 million, compared to $66.0 million at December 31, 2013. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2014 was the result of the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from the underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

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

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  expenses associated with the pending and potential additional related purported securities class action and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2014 and 2013 was $9.5 million and $16.2 million, respectively. The decrease in net cash used in operations in 2014 compared to 2013 primarily reflects the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, decreased personnel related costs resulting from previous restructurings and reduced costs for scientific supplies and services with the discontinuation of our discovery research programs in April 2013.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 was $89.8 million. Net cash provided by investing activities for the three months ended March 31, 2013 was $9.7 million. The decrease in net cash provided by investing activities in 2014 compared to 2013 primarily reflects higher purchases of marketable securities with the net cash proceeds received from the underwritten public offering of shares of our common stock that we completed in February 2014.

As of March 31, 2014 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $97.6 million and $11,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities in the first quarter of 2014 primarily reflects the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from the underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

On February 27, 2014, we amended the lease agreement for our premises at 149 Commonwealth Drive to extend the lease term from July 2014 through January 2016. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of $1,382,000.

Other than as described above, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorney’s fees. On March 28, 2014, a second purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorney’s fees. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. We have not yet responded to the derivative lawsuit, but intend to vigorously defend against the claims alleged and to seek dismissal of the lawsuit.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of these lawsuits.

ITEM 1A.             RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2013, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

RISKS RELATED TO OUR BUSINESS

The FDA has placed a full clinical hold on our IND for imetelstat, and if we are unable to submit the required data or information to the FDA to obtain the release of the full clinical hold, or if the FDA does not lift the full clinical hold in a timely manner, or at all, or does not permit us to study imetelstat for other indications, such as under a partial clinical hold, our business will be severely harmed, and we could potentially cease operations. *

We may be unable to submit to the FDA, in a timely manner, or at all, the clinical follow-up information for patients who experienced LFT abnormalities until LFT abnormalities have resolved to normal or baseline, and/or information regarding the reversibility of the liver toxicity after chronic imetelstat administration in animals. Even if we are able to provide such information, the FDA may not deem the information to be sufficient to lift the full clinical hold on our IND for imetelstat. The partial clinical hold placed on the investigator’s IND for the Myelofibrosis IST may reduce the amount of data and information available to us from the Myelofibrosis IST and delay our receipt of such data and information, if at all. We may be unable to access, audit or verify data from the Myelofibrosis IST on a timely basis, or at all. Accordingly, for any of these reasons, the FDA may require us to pursue new clinical safety trials or preclinical studies before the FDA will consider lifting the full clinical hold or permitting us to study imetelstat under a partial clinical hold, if at all. If we are unable to submit the required information to the FDA in a timely manner, or at all, or if the FDA does not lift the full clinical hold or permit us to study imetelstat under a partial clinical hold in a timely manner, or at all, or if the FDA does not permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, our business will be severely harmed and we could potentially cease operations. Although the FDA placed a partial clinical hold on the investigator’s IND for the Myelofibrosis IST, this does not serve as an indication of whether the FDA will lift the full clinical hold on our IND for imetelstat and under what conditions, and you should not assume that any action taken by the FDA with respect to any other IND holder, including the investigator’s IND for the Myelofibrosis IST, will affect or otherwise impact the FDA’s full clinical hold on our IND. Even if the FDA lifts the partial clinical hold on the investigator’s IND for the Myelofibrosis IST, such action or any other favorable action related to the investigator’s IND for the Myelofibrosis IST should not be viewed as an indication of whether the FDA will lift the full clinical hold on our IND and under what conditions, if at all. We are still required to adequately address the FDA’s concerns in its notice to us, and it is not certain that the FDA will lift the full clinical hold on our IND for imetelstat, or permit us to study imetelstat for other indications, including MF, under a partial clinical hold.

The FDA has placed a partial clinical hold on the investigator’s IND for the Myelofibrosis IST, and if the FDA does not lift such partial clinical hold in a timely manner, or at all, or places the investigator’s IND for the Myelofibrosis IST on full clinical hold, our business will be significantly harmed and we could potentially cease operations. *

In March 2014, the FDA placed a partial clinical hold on the investigator’s IND for the Myelofibrosis IST. In the event that the FDA does not lift this partial clinical hold in a timely manner, or at all, or places the investigator’s IND for the Myelofibrosis IST on full clinical hold, we may be unable to obtain the FDA’s release of the full clinical hold, or even obtain a partial clinical hold, on our IND for imetelstat on a timely basis, or at all, which would significantly harm our business and could potentially cause us to cease operations.

Our success is solely dependent on the success of our sole early stage product candidate, imetelstat, and we cannot be certain that we will be able to continue to pursue the development of imetelstat, including advancing to subsequent clinical trials, or that we will be able to receive regulatory approval on a timely basis, or at all. *

Our business is at an early stage of development, and we are wholly dependent on the success of imetelstat, our sole product candidate. We do not have any products that are commercially available. Our ability to develop imetelstat to and through regulatory approval and commercial launch is subject to significant risks and uncertainties and our ability to, among other things:

•                  adequately address the concerns of the FDA regarding the safety of imetelstat, in a manner sufficient to cause the FDA to lift the full clinical hold on our IND or permit us to study imetelstat under a partial clinical hold in a timely manner, or at all;

•                  obtain sufficient data and information from the Myelofibrosis IST despite the current partial clinical hold placed on the investigator’s IND for the Myelofibrosis IST by the FDA;

•                  receive FDA clearance to permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, and/or to file for and/or obtain marketing approvals for such indications;

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

•                  if the full clinical hold on our IND is lifted, or if the FDA permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, develop clinical plans for, and successfully enroll and complete, potential future Geron-sponsored clinical trials of imetelstat in hematologic myeloid malignancies;

•                  if the full clinical hold on our IND is lifted, or if the FDA permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, collaborate successfully with clinical trial sites, academic institutions, clinical research organizations, physician investigators, including any physician investigators conducting investigator-sponsored trials of imetelstat, and other third parties;

•                  if the full clinical hold on our IND is lifted, or if the FDA permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, obtain positive clinical data from potential future Geron-sponsored clinical trials to enable subsequent clinical trials;

•                  obtain required regulatory clearances and approvals for imetelstat; for example, in addition to seeking to have the FDA lift the full clinical hold on our IND for imetelstat or permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, it is uncertain whether the FDA and regulatory authorities in other countries will require us to obtain and submit additional preclinical, manufacturing, or clinical data to proceed with any potential future Geron-sponsored clinical trials; how the FDA and other regulatory authorities will interpret safety and efficacy data from any clinical trial, including the Myelofibrosis IST; the scope and type of clinical development and other data we may be required to generate and submit before the FDA and other regulatory authorities might grant us clearance to initiate clinical trials or grant a marketing approval, if any; and the length of time and cost for us to complete any such requirements;

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

•                  maintain adequate financial resources and personnel to advance imetelstat to and through subsequent clinical trials, regulatory approval and commercial launch, if the full clinical hold on our IND is lifted; and

•                  obtain financing on commercially reasonable terms to fund our operations.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and could potentially cause us to cease operations.

We are currently focused on the development of imetelstat in hematologic myeloid malignancies, and further clinical development of imetelstat is dependent on the FDA lifting the full clinical hold on our IND for imetelstat, or partially lifting the full clinical hold, for example by permitting us to study imetelstat in indications other than ET or MM, and the results of existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST.

If we are unable to provide the FDA with preclinical and clinical data and information to address their safety concerns, in order to seek to have the FDA lift the full clinical hold on our IND or to permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, and file for marketing approvals for such indications, this would likely result in our decision to discontinue development of imetelstat in the United States and to potentially cease operations. Even if the full FDA clinical hold is lifted, we may be unable to develop, or initiate the development of, imetelstat in MF or any additional hematologic myeloid malignancies, which would likely result in our decision to discontinue development of imetelstat and to potentially cease operations. In any event, development of imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that imetelstat is safe and effective. We may therefore fail to commercialize imetelstat. Any failure to advance imetelstat to subsequent clinical trials, failure to obtain regulatory approval of imetelstat, or limitations on any regulatory approval that we might receive, would severely harm our business and prospects, and could potentially cause us to cease operations.

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

If imetelstat were to have an unacceptable benefit-risk profile, our business and prospects could be severely harmed. *

The FDA placed our IND for imetelstat on full clinical hold due to safety concerns regarding the lack of evidence of reversibility of hepatotoxicity, risk for chronic liver injury and lack of adequate follow-up in patients who experienced hepatotoxicity. If the FDA does not lift the full clinical hold, or if the FDA does not permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, or to file for marketing approvals for such indications, or if there are additional safety results that cause the benefit-risk profile of imetelstat to become unacceptable with respect to patients enrolled in the Myelofibrosis IST or potential future clinical trials of imetelstat conducted by us or any independent investigator, we would be delayed or prevented from advancing imetelstat into further clinical development and may decide or be required to discontinue our development of imetelstat, which would severely harm our business and prospects, and would likely cause us to cease operations.

Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including reduced platelet count, or thrombocytopenia, when the drug was used as a single agent, and reduced white blood cell count, or neutropenia, when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, MM and solid tumors, we have observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we have observed LFT abnormalities, the clinical significance, long-term consequences and reversibility of which is currently undetermined. In the Myelofibrosis IST, myelosuppression has been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the Myelofibrosis IST, more persistent and profound myelosuppression, particularly thrombocytopenia, was observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. If the FDA lifts the full clinical hold on our IND for imetelstat, or if the FDA permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we may in the future observe or report dose-limiting or hematologic toxicities or other safety issues in potential future Geron or investigator-sponsored trials of imetelstat. Likewise, because the Myelofibrosis IST is still ongoing under a partial clinical hold, the investigator may observe or report additional or more severe toxicities or safety issues in the Myelofibrosis IST, including additional serious adverse events and LFT abnormalities, as patient treatment continues and more data become available. If such toxicities or other safety issues in any Geron-sponsored or investigator-sponsored clinical trial of imetelstat result in an unacceptable benefit-risk profile, this would likely delay or prevent the commencement and/or completion of our potential future clinical trials or investigator-sponsored trials, including the Myelofibrosis IST, might result in any such future Geron-sponsored or investigator-sponsored clinical trial being placed on clinical hold or halted by regulators, such as the current full clinical hold on our IND for imetelstat and the partial clinical hold on the investigator’s IND for the Myelofibrosis IST, and might require us to conduct additional, unforeseen trials or preclinical studies, or to abandon our development of imetelstat entirely which would materially adversely affect our business.

Success in early clinical trials may not be indicative of results in subsequent clinical trials. Likewise, data reported by investigators from time-to-time are subject to audit and verification procedures that could result in material differences to final data and may change as more patient data become available. *

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from investigator-sponsored trials, including the Myelofibrosis IST, should not be relied upon as evidence that subsequent or larger-scale clinical trials of imetelstat will succeed. The positive efficacy results we have obtained from the patients enrolled in the Phase 2 clinical trial of imetelstat in ET may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. For example, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and febrile neutropenia and other safety issues, including death, that have been observed in both Geron and investigator-sponsored trials, including the Myelofibrosis IST, could cause complexities in treating patients with MF and could result in the discontinuation of the Myelofibrosis IST and any future clinical trials of imetelstat. Also, the criteria used to assess efficacy in the Myelofibrosis IST have not been validated for clinical use and may not be considered by the FDA or other regulatory agencies to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory agencies for Phase 3 clinical trials.

In addition, because the Myelofibrosis IST is not a Geron-sponsored trial, the clinical testing of imetelstat in the Myelofibrosis IST requires us to rely on the investigator’s plan, design and conduct of the trial, and the evaluation and reporting of results of the Myelofibrosis IST by the investigator, all of which we do not control. We may be unable to access, audit or verify data from the Myelofibrosis IST on a timely basis, or at all, especially in light of the partial clinical hold placed by the FDA on the investigator’s IND for the Myelofibrosis IST. The preliminary efficacy results of the Myelofibrosis IST presented by the investigator at the ASH annual meeting in December 2013 are based solely on data from the first two cohorts of the Myelofibrosis IST, consisting of 22 patients, and we will need to seek to replicate the results of the Myelofibrosis IST in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers, assuming we are able to obtain release by the FDA of the full clinical hold on our IND for imetelstat or if the FDA permits us to study imetelstat in MF under a partial clinical hold. The results reported by the investigator in the Myelofibrosis IST may not be replicated in any trials conducted by Geron or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF or any other hematologic myeloid malignancy.

In addition, from time-to-time, we may report or announce preliminary data from investigator-sponsored trials and potential future Geron-sponsored trials. For example, we have announced our analysis of preliminary efficacy data from the first two cohorts of the Myelofibrosis IST. Since these data are preliminary, the final data from the trial may be materially different than the data we have previously reported. The preliminary data are also subject to the risk that one or more of the clinical outcomes may materially change as patient treatment continues and additional and updated patient data become available. Since patients currently enrolled in the Myelofibrosis IST may continue to receive imetelstat if the investigator determines they are deriving clinical benefit from treatment with imetelstat, safety and efficacy data continue to be generated, and such additional and updated data are not reflected in the preliminary data presented by the investigator at the ASH annual meeting in December 2013. Because the additional and updated safety and efficacy data may be materially different from the preliminary data reported, such preliminary data should be considered carefully and with caution. Additional and updated data are also subject to any audit and verification procedures we may be able to conduct, and since this could result in material differences from the data reported by the investigator, additional or updated data that may be reported from the Myelofibrosis IST should be considered carefully and with caution.

Material adverse changes in final data could significantly harm our business prospects. Even if final safety and efficacy data from the Myelofibrosis IST are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the Myelofibrosis IST may not be reproducible in future clinical trials.

Subject to release by the FDA of the full clinical hold on our IND for imetelstat, we will be required to demonstrate through multiple Geron-sponsored clinical trials, including larger-scale Phase 3 clinical trials, that imetelstat is safe and effective for use in a diverse population before we can seek to obtain regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If we are unable to develop imetelstat in future clinical trials, including Phase 3 clinical trials, our business may fail.

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

Because of the significant scientific, regulatory and commercial milestones that must be reached for our research and development of imetelstat to be successful, our development of imetelstat in hematologic myeloid malignancies, including MF, or any other indication, may be delayed or abandoned, even after we have expended significant resources on it. Our decisions to discontinue our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, and to discontinue our development of imetelstat in solid tumors with short telomeres in April 2013, are examples of this. Any further delay or abandonment of our development of imetelstat in hematologic myeloid malignancies, including as a result of our inability to obtain release by the FDA of the full clinical hold on our IND for imetelstat or our inability to obtain permission from the FDA to study imetelstat under a partial clinical hold, would have a material adverse effect on, and likely result in the failure of, our business.

Our stockholders may realize little or no value from the divestiture of our stem cell assets, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected.

The completion of our obligations under the Contribution Agreement among us, BioTime and Asterias to effect the Series A Distribution is subject to numerous risks and uncertainties. We may be unable to complete the Series A Distribution, including payment of cash in lieu of either fractional shares or shares that would otherwise be distributed to stockholders in certain excluded jurisdictions, in a timely manner or at all, in each case as contemplated by the Contribution Agreement. Prior to our ability to set a record date for the Series A Distribution, we must receive notice from BioTime and Asterias that certain securities registration or qualification requirements have been met by them, including notice that the registration statement that Asterias filed with the SEC covering the Series A Distribution has been declared effective by the SEC and is otherwise available to effect the Series A Distribution, which may not occur on a timely basis or at all. In this regard, our ability to effect the Series A Distribution has been delayed beyond our expectations, and we have no control over when and whether the Asterias registration statement will ultimately be declared effective by the SEC and available to us in order to effect the Series A Distribution. Likewise, Asterias may be unable to distribute to the Asterias Series A stockholders the BioTime Warrants received by them from BioTime under the Contribution Agreement. These anticipated distributions may be further delayed, perhaps substantially, or precluded altogether for a variety of reasons, including the failure of BioTime and/or Asterias to obtain or maintain required federal and state registrations and qualifications necessary to enable us to complete the Series A Distribution and/or to enable Asterias to complete the distribution of the BioTime Warrants.

In addition, there is currently no existing public market for either the Asterias Series A common stock (or any other Asterias securities) or the BioTime Warrants, and there can be no assurance that an active public market for either the Asterias Series A common stock or BioTime Warrants will ever develop. The absence of an active public market for these securities would make it difficult for holders of Asterias Series A common stock to sell their shares of Asterias Series A common stock or BioTime Warrants and would adversely affect the value of the Asterias Series A common stock and the BioTime Warrants. While Asterias plans to arrange for the trading of the Asterias Series A common stock on the OTC Bulletin Board upon the completion of the Series A Distribution, the Asterias Series A common stock may be thinly traded or not at all, and may be subject to the SEC’s “penny stock” rules that impose restrictive sales practice requirements on broker-dealers who sell penny stocks and provide for certain additional disclosure requirements in connection with the sale of penny stocks. These rules may have the effect of reducing the level of trading activity for the Asterias Series A common stock. In addition, until such time as the Asterias Series A common stock is listed on a national securities exchange, which may never occur, applicable state securities laws may restrict the states in which and conditions under which Geron stockholders who receive shares of Asterias Series A common stock in the Series A Distribution (if it occurs) can sell such shares. For these and other reasons, if the anticipated Series A Distribution occurs, Geron stockholders may not be able to sell their shares of Asterias Series A common stock in a timely manner or at an orderly market price, if at all, and Geron stockholders may otherwise find it difficult to sell their Asterias Series A common stock. In addition, Asterias is a newly organized, development stage company in the start-up phase, and has only recently commenced its operations. To date, Asterias’ operations have been primarily limited to organizing and staffing its company and completing the acquisition of our former stem cell assets. Accordingly, it is difficult, if not impossible, to predict Asterias’ future performance or to evaluate its business and prospects. For these and other reasons, any value ascribed to the Asterias Series A common stock or the BioTime Warrants is highly speculative and an investment decision in our common stock should be based solely on an evaluation of our company, its business and its prospects.

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

If the FDA lifts the full clinical hold on our IND for imetelstat, or permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we plan to advance imetelstat through clinical trials in the United States and abroad. To do so, we will need to expand our clinical development, regulatory, manufacturing, and corporate capabilities, and contract with additional third parties to support our development efforts. As our operations potentially expand, we expect that we will need to manage new and additional relationships with various development partners, service providers, vendors, suppliers and other third parties. Such potential growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our financial performance. We may not successfully manage our ongoing development efforts and potential future clinical trials effectively, including obtaining release by the FDA of the current full clinical hold on our IND for imetelstat, or receiving permission from the FDA to allow us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold. If we fail to achieve key development goals, our abilities to grow as a company could be prevented or hindered and we could potentially cease operations.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

The ability to conduct and complete potential future Geron-sponsored or any investigator-sponsored trials of imetelstat on a timely basis is subject to risks and uncertainties related to factors such as the full clinical hold on our IND for imetelstat, performance by investigator-sponsors, availability of drug supply, patient enrollment and regulatory authorization. *

Further delays or terminations of our potential future clinical trials and of investigator-sponsored trials could be caused by matters such as:

•                  our inability to obtain release by the FDA of the full clinical hold on our IND for imetelstat in a timely manner, or at all, or to have the FDA permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely manner, or at all;

•                  not obtaining regulatory clearance to commence subsequent clinical trials in a timely manner, or at all, in the United States or in other countries;

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

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, for example, if the FDA does not lift the full clinical hold of our IND for imetelstat, or permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely fashion, or at all, or if we do not obtain regulatory clearance to commence studies of imetelstat for other indications in a timely manner or at all, or if we do not receive acceptance of new manufacturing specifications or procedures or clinical trial protocol amendments by regulatory authorities;

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

•                  difficulty in obtaining or accessing necessary clinical data, including from the Myelofibrosis IST and the Phase 2 ET and MM trials, which may result in incomplete data sets and/or our inability to provide adequate clinical data and information to address the FDA’s safety concerns in order to obtain release by the FDA of the full clinical hold on our IND, or permission from the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold;

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

•                  issues with key vendors of clinical services, such as contract research organizations and laboratory service providers; or

•                  governmental or regulatory delays in any jurisdiction, whether within or outside of the United States, information requests, clinical holds, including the current full clinical hold on our IND for imetelstat, and changes in regulatory requirements, policies and guidelines.

Clinical development of imetelstat in the United States is dependent on the FDA lifting the full clinical hold on our IND, or permitting us to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, and on us obtaining positive results from existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. Our ability to obtain information and data from the Myelofibrosis IST in a timely manner is important for our further development of imetelstat for MF, MDS or AML. Accordingly, a delay in the timely completion of or reporting of data from the Myelofibrosis IST, including any delay caused by the current partial clinical hold that the FDA has placed on the investigator’s IND for the Myelofibrosis IST, or the FDA placing a full clinical hold on the investigator’s IND for the Myelofibrosis IST, could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials. Also, adverse safety results from Geron-sponsored or investigator-sponsored trials of imetelstat, including those results that have been reported and those that may in the future be reported from the Myelofibrosis IST, could delay or prevent the initiation or continuation of Geron-sponsored clinical development of imetelstat.

Even if we are able to obtain the release by the FDA of the full clinical hold on our IND for imetelstat, or obtain permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, our enrollment goals for potential future clinical trials of imetelstat and the enrollment goals of independent physicians conducting existing or potential future investigator-sponsored trials of imetelstat, may not be met. In addition, our inability to retain or treat, or the inability of independent physicians conducting investigator-sponsored trials of imetelstat to retain or treat, patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any of our future clinical trials may be overseen by an internal safety monitoring committee, or ISMC, and an ISMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Data that we receive from independent physician investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely initiation or completion of clinical testing of imetelstat, in clinical trials conducted by us or by independent physician investigators, could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for imetelstat, both of which would likely have a material adverse effect on our business.

Delays in the initiation of, or our inability to initiate, subsequent clinical trials of imetelstat could result in increased costs to us and would delay our ability to generate or prevent us from generating revenues. *

To date, we have not initiated any clinical trials evaluating imetelstat in any hematologic myeloid malignancies (other than ET), including MF. We are currently focused on the development of imetelstat in hematologic myeloid malignancies, other than ET, and clinical development of imetelstat is dependent on the FDA lifting the full clinical hold on our IND or permitting us to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, and on us obtaining positive results from existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. With respect to investigator-sponsored trials, including the Myelofibrosis IST, because investigator-sponsored trials are not Geron-sponsored trials, the clinical testing of imetelstat in investigator-sponsored trials requires us to rely on the applicable investigator’s design and conduct of the trial, which we do not control, and it is possible that the FDA or other regulatory agencies will not view these investigator-sponsored trials, including the Myelofibrosis IST, as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of these investigator-sponsored trials or safety concerns or other trial results. Accordingly, failure by physician investigators to properly design or conduct existing or potential future investigator-sponsored trials of imetelstat could produce results that might delay or prevent us from advancing imetelstat into further clinical development. In addition, we do not have control over the timing and reporting of the data from the Myelofibrosis IST or any other investigator-sponsored trials, nor do we own the data from the trials. Our arrangements with investigators may provide us certain information rights with respect to the trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the trials. If these obligations are breached by the investigators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the trials been Geron-sponsored clinical trials, or if the data cannot be audited or verified by us, then our ability to design and conduct any Geron-sponsored clinical trials may be adversely affected.

Additionally, the FDA or other regulatory agencies may disagree with our interpretation of clinical data generated by any investigator-sponsored trials. If so, in addition to being required to submit to the FDA preclinical and clinical data and information sufficient to address the safety concerns raised by the FDA and to otherwise obtain release by the FDA of the full clinical hold on our IND for imetelstat or permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify, confirm or replicate the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

In addition to the matters discussed above, the commencement of subsequent clinical trials for imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

•                  our ability to obtain release by the FDA of the full clinical hold on our IND for imetelstat in a timely manner, or at all, or to be permitted by the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely manner or at all;

•                  our obtaining regulatory clearance to commence subsequent clinical trials in a timely manner, or at all, in the United States or other countries;

•                  commencing, enrolling or completing clinical trials conducted by physician investigators conducting investigator-sponsored trials, or independent physician investigators promptly or adequately reporting data from such trials;

•                  demonstrating sufficient safety and efficacy in Phase 2 clinical trials that may in the future be conducted by us or those conducted by independent physician investigators, including the Myelofibrosis IST, to obtain regulatory clearance to commence subsequent clinical trials;

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

•                  reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the United States or foreign jurisdictions, including contract research organizations, laboratory service providers, and the trial sites, on all aspects of clinical trials;

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

Imetelstat is likely to be more expensive to manufacture than most other treatments currently available today or that may be available in the future. The commercial cost of manufacturing imetelstat will need to be significantly lower than our current costs in order for imetelstat to become a commercially successful product. Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Our present imetelstat manufacturing processes are conducted at a relatively modest scale appropriate for our potential future clinical trials and investigator-sponsored trials. We may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Additionally, given the complexities of our manufacturing processes, the resulting costs that we would incur to conduct potential future Geron-sponsored clinical trials may be higher than for other comparable treatments, requiring us to expend relatively larger amounts of cash to complete such clinical trials, which would negatively impact our financial condition and could increase our need for additional capital.

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

We have never conducted large-scale, Phase 3 clinical trials. We cannot be certain that any large-scale, Phase 3 clinical trials of imetelstat that we may conduct will begin or be completed on time, if at all. In order to initiate large-scale, randomized, Phase 3 clinical trials, we will need to obtain regulatory clearances to initiate and then to complete one or more Geron-sponsored Phase 2 clinical trials with positive data generated from those trials. Phase 3 clinical trials also will require additional financial and management resources and reliance on third-party clinical investigators, clinical research organizations, lab service providers, trial sites and consultants. Relying on third-party clinical investigators or clinical research organizations may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Obtaining regulatory clearances and approvals to develop and market imetelstat in the United States and other countries is a costly and lengthy process, and we cannot predict whether or when we will be permitted to develop and commercialize imetelstat. *

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from successfully conducting our development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. Because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that we may receive could limit the use of imetelstat.

Prior to submission of any regulatory application seeking approval to commence commercial sales of imetelstat, we will be required to conduct extensive preclinical and clinical testing. If our interpretation of safety and efficacy data obtained from preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat and have a material adverse effect on our business. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and our previously ongoing Geron-sponsored Phase 2 clinical trials, such as the FDA’s current request for clinical follow up information in patients who experienced LFT abnormalities until LFT abnormalities have resolved to normal or baseline and for information regarding the reversibility of the liver toxicity after chronic imetelstat administration in animals, or that may be generated from potential future Geron-sponsored clinical trials. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for imetelstat. We do not expect to receive regulatory approvals to commence commercial sales of imetelstat for many years, if at all.

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

Even if we commit the necessary time and resources, the required regulatory agency clearances and approvals may not be obtained for imetelstat. Even if we obtain regulatory agency clearances and approvals to commence commercial sales of imetelstat, they may entail limitations on the indicated uses or other aspects of the product label for which it can be marketed that could limit the potential commercial use of imetelstat. The occurrence of any of these events could materially adversely affect our business.

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

These opposition proceedings required significant time and costs to protect our intellectual property rights. If we are unable to commit these types of resources for our imetelstat patent rights, we could be prevented or limited in the development of imetelstat, which would have a material adverse effect on our business. For example, we have been involved in several patent oppositions before the European Patent Office, or EPO, with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer. We opposed that patent and during the opposition proceedings and subsequent appeal the original claims were revoked and, new, narrower claims of the Pharmexa patent were allowed. In February 2010 and in March 2012, GemVax, AS, a company related to KAEL-GemVax, was granted two further related European patents covering its telomerase peptide vaccine, which we also opposed. In March 2013, GemVax, AS amended certain patent claims in these two patents to narrow their scope, and we withdrew our oppositions to GemVax’s patents. On appeal, the Opposition Division, or OD, has approved the amended claims for one patent, and we are waiting for a decision on the other patent.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including our competitors, have substantial patent portfolios. For example, we are aware that certain potential competitors have or may be prosecuting broad patent estates, and while we believe these patents will expire before imetelstat is commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner of these patents will assert claims against us in the future. In addition, we may not be aware of all intellectual property rights potentially relating to imetelstat and its uses. Thus, we do not know with certainty that imetelstat, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us would likely be expensive to resolve, and if we are unable to resolve these successfully, could subject us to an injunction which would prevent us from commercializing imetelstat, and could also require us to pay substantial damages. In addition to infringement claims, in the future we may also be subject to other claims relating to intellectual property, such as claims that we have misappropriated the trade secrets of third parties.

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

RISKS RELATED TO OUR RELATIONSHIPS WITH THIRD PARTIES

We depend on other parties to help us develop and test imetelstat, and our ability to research, develop and commercialize imetelstat may be impaired or delayed if collaborations are unsuccessful. *

Our strategy for the research, development, clinical testing and commercialization of imetelstat may require us to enter into collaborations with clinical research organizations, investigators, academic institutions, vendors, clinical trial sites, corporate partners, licensors, licensees and others. We are dependent upon the ability of these parties to perform their responsibilities reliably. By way of example, we contracted two clinical research organizations that have been primarily responsible for the execution of clinical site related activities for our imetelstat Phase 2 clinical trials, including clinical trial site monitoring activities. In addition, for our imetelstat program, we have contracted with a single vendor to develop and maintain the clinical database and a single vendor to maintain our safety database. For any future clinical trials of imetelstat that may be conducted by us, we may rely on new or different vendors, or other third parties, with which we may have little or no prior experience. The current full clinical hold on our IND for imetelstat may influence our business relationships with third parties, up to and including possible decisions on their part to terminate their relationships with us.

Accordingly, if the performance of these services is not of the highest quality, or does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from our clinical trials and make the necessary representations or provide the necessary information to regulatory authorities, if at all. In addition, licensors or licensees could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones or perform diligence obligations set forth in agreements that we have entered into with others, or if our licensors or licensees breach or terminate their agreements with us, our business may be materially harmed.

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

Additionally, the FDA or other regulatory agencies may disagree with our interpretation of clinical data generated by any investigator-sponsored trials. If so, in addition to being required to submit to the FDA preclinical and clinical data and information sufficient to address the safety concerns raised by the FDA and to otherwise obtain release of the full clinical hold on our IND for imetelstat or permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify, confirm or replicate the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

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

There are other risks and uncertainties that we face with respect to manufacturing that could materially adversely affect our operations. For example, one of our suppliers of active pharmaceutical ingredient for imetelstat is currently restricted by the FDA from importing materials into the United States. As another example, certain commonly used reagents and solvents may experience market shortages and, if these shortages occur, they may adversely impact our ability to manufacture imetelstat.

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

We have incurred operating losses every year since our operations began in 1990. As of March 31, 2014, our accumulated deficit was approximately $901.2 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our clinical development activities continue, our operating losses may increase in size.

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

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  expenses associated with the pending and potential additional related purported securities class action and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.

Historically, our stock price has been extremely volatile. Between April 1, 2004 and March 31, 2014, our stock has traded as high as $12.18 per share and as low as $0.91 per share. Between April 1, 2011 and March 31, 2014, the price has ranged between a high of $7.79 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  our obtaining the release of the full clinical hold on our IND in a timely manner, or at all, or receiving permission from the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely manner or at all;

•                  our obtaining regulatory clearance to commence subsequent clinical trials in a timely manner, or at all, in the United States or in other countries;

•                  announcements regarding our research and development of imetelstat, including clinical trial results or delays in any future clinical trials of imetelstat, or announcements regarding the results of or delays in investigator-sponsored trials of imetelstat, and investor perceptions thereof;

•                  announcements regarding the safety of imetelstat, including announcements similar to our March 2014 announcements that the FDA had placed a full clinical hold on our IND for imetelstat and a partial clinical hold on the investigator’s IND for the Myelofibrosis IST due to safety concerns;

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

•                  the issuance of common stock to partners, vendors or to investors to raise additional capital; and

•                  the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

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

We and certain of our officers have been named as defendants in two purported securities class action lawsuits and certain of our officers and directors have been named as defendants in a derivative lawsuit. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits and any other lawsuits to which we are subject will be costly to defend or pursue and are uncertain in their outcome. *

Securities-related class action and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorney’s fees.

On March 28, 2014, a second purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorney’s fees.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

In addition, if the results of our business activities are not successful, including without limitation, if:

•                  we are unable to continue development of imetelstat due to regulatory actions, such as the full clinical hold placed by the FDA on our IND for imetelstat in March 2014, or if we are unable to cause the FDA to lift the full clinical hold, or grant us a partial clinical hold, on our IND for imetelstat;

•                  we or any investigators ascertain that the use of imetelstat results in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2014, we had 300,000,000 shares of common stock authorized for issuance and 156,927,902 shares of common stock outstanding. In addition, we had reserved 32,811,984 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2014. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

If it occurs, our stockholders may incur U.S. federal income taxes as a result of the anticipated Series A Distribution, and non-U.S. stockholders may be subject to withholding taxes with respect to the anticipated Series A Distribution. *

If the anticipated Series A Distribution occurs, the Series A Distribution will not qualify as a tax-free spin-off under Section 355 of the Code. Accordingly, the fair market value of the Asterias Series A common stock at the time of the Series A Distribution, if it occurs, and the amount of any cash distributed could be treated as dividend income for U.S. federal income tax purposes for Geron stockholders to the extent made out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles), if any. Because the amount of our 2014 current earnings and profits, if any, cannot be known before the end of 2014 and because we have not performed a formal study of our accumulated earnings and profits as of the end of 2013, we can provide no assurance that the Series A Distribution, if it occurs, would not result in any dividend income to Geron stockholders. Similarly, we can provide no assurance that the distribution of BioTime Warrants by Asterias, if it occurs, will not result in dividend income. Any gain recognized by a Geron stockholder from the Series A Distribution or the distribution of the BioTime Warrants will be short-term capital gain if the Geron stockholder has held our stock or, as applicable, the Asterias Series A common stock for one year or less at the time of the relevant distribution.

If any dividend income or gain were recognized by Geron stockholders in respect of our distribution of the Asterias Series A common stock and cash, if any, or the distribution by Asterias of the BioTime Warrants, then Geron stockholders could incur U.S. federal income taxes with respect to the receipt of such distribution, if the distributions were to occur. In addition, non-U.S. Geron stockholders may be subject to U.S. federal withholding. The lack of an existing market for the Asterias Series A common stock could limit or preclude the ability of our stockholders to sell a sufficient quantity of Asterias Series A common stock to satisfy such potential tax liabilities. As a result, if the anticipated Series A Distribution occurs, Geron stockholders may incur tax liabilities, but be unable to realize value from any Asterias Series A common stock distributed by Geron and/or the BioTime Warrants to be distributed by Asterias. Because no further action is required on the part of Geron stockholders to receive the Asterias Series A common stock and the related BioTime Warrants in the distributions, if the anticipated Series A Distribution occurs and Geron stockholders do not want to receive the Asterias Series A common stock and the related BioTime Warrants in the anticipated distributions (or cash in lieu thereof), the only recourse for Geron stockholders will be to divest their Geron common stock prior to the record date to be set by our board of directors for the Series A Distribution. Sales of Geron common stock by stockholders who do not want to receive Asterias Series A common stock and the related BioTime Warrants in the anticipated distributions could result in downward pressure on our stock price.

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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATED TO COMPETITIVE FACTORS

The loss of key personnel could slow our ability to conduct research and develop imetelstat.

Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented or the recent full clinical hold the FDA has placed on our IND could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

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

Many companies are developing alternative therapies to treat hematologic myeloid malignancies and, in this regard, are competitors of ours. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cells; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments further along in development than imetelstat, such as momelotinib by Gilead Sciences, Inc. and pacritinib by Cell Therapeutics, Inc., which are currently in Phase 3 clinical trials, and other inhibitors of the JAK-STAT pathway, as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, hedgehog inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

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

In addition to the above factors, if we are able to obtain the release of the full clinical hold on our IND in order to proceed with our development of imetelstat, or to have the FDA permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we expect to face competition in the following areas:

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

•                  requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•                  imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

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

GERON CORPORATION

Date: May 1, 2014	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	First Amendment to Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of February 11, 2014*	10.5	8-K	February 14, 2014	000-20859
10.2	First Amendment to Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of February 11, 2014*	10.4	8-K	February 14, 2014	000-20859
10.3	Second Amendment to Employment Agreement between the Registrant and Craig C. Parker, effective as of February 11, 2014*	10.3	8-K	February 14, 2014	000-20859
10.4	Second Amendment to Employment Agreement between the Registrant and Melissa A. Kelly Behrs, effective as of February 11, 2014*	10.2	8-K	February 14, 2014	000-20859
10.5	Second Amendment to Employment Agreement between the Registrant and Olivia K. Bloom, effective as of February 11, 2014*	10.1	8-K	February 14, 2014	000-20859
10.6	Non-Employee Director Compensation Policy*	10.36	10-K	March 17, 2014	000-20859
10.7	Form of Non-Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.37	10-K	March 17, 2014	000-20859
10.8	Third Amendment to Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, effective as of February 27, 2014	10.1	8-K	March 4, 2014	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 1, 2014
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 1, 2014
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 1, 2014 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 1, 2014 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2014 and 2013 and (iii) Notes to Condensed Financial Statements

*                                                  Management contract or compensation plan or arrangement.

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