Form 10-Q
period 2014-06-30
GERON CORP
filed 2014-08-11
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 4, 2014:
Common Stock, $0.001 par value	156,883,508 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,520	$12,990
Restricted cash	795	795
Current portion of marketable securities	130,816	52,234
Interest and other receivables	1,256	564
Prepaid assets	205	474
Total current assets	142,592	67,057
Noncurrent portion of marketable securities	6,496	—
Property and equipment, net	60	92
Deposits and other assets	191	195
	$149,339	$67,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,223	$1,397
Accrued compensation and benefits	2,186	3,946
Accrued restructuring charges	—	94
Accrued liabilities	1,057	1,783
Fair value of derivatives	290	367
Total current liabilities	4,756	7,587
Commitments and contingencies
Stockholders’ equity:
Common stock	157	131
Additional paid-in capital	1,054,383	952,403
Accumulated deficit	(909,937)	(892,763)
Accumulated other comprehensive loss	(20)	(14)
Total stockholders’ equity	144,583	59,757
	$149,339	$67,344

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenues:
License fees and royalties	$341	$112	$815	$877

Operating expenses:
Research and development	5,151	4,807	10,362	12,728
Restructuring charges	—	838	—	916
General and administrative	3,853	3,432	7,847	8,183
Total operating expenses	9,004	9,077	18,209	21,827
Loss from operations	(8,663)	(8,965)	(17,394)	(20,950)
Unrealized (loss) gain on derivatives	(147)	(24)	77	1
Interest and other income	99	56	182	137
Interest and other expense	(23)	(14)	(39)	(32)
Net loss	$(8,734)	$(8,947)	$(17,174)	$(20,844)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.11)	$(0.16)

Shares used in computing basic and diluted net loss per share	156,706,196	128,162,993	150,086,007	128,072,962

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Net loss	$(8,734)	$(8,947)	$(17,174)	$(20,844)
Net unrealized gain (loss) on marketable securities	70	(31)	(6)	(53)
Comprehensive loss	$(8,664)	$(8,978)	$(17,180)	$(20,897)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,174)	$(20,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	264
Accretion and amortization on investments, net	1,456	647
Loss (gain) on retirement/sales of property and equipment, net	3	(116)
Loss on write-downs of property and equipment	—	200
Stock-based compensation for services by non-employees	149	53
Stock-based compensation for employees and directors	3,743	2,234
Amortization related to 401(k) contributions	76	465
Unrealized gain on derivatives	(77)	(1)
Changes in assets and liabilities:
Other current and noncurrent assets	(419)	1,248
Other current liabilities	(2,441)	(8,304)
Net cash used in operating activities	(14,655)	(24,154)

Cash flows from investing activities:
Restricted cash transfer	—	(1)
Purchases of property and equipment	—	(56)
Proceeds from sales of property and equipment	—	116
Purchases of marketable securities	(128,203)	(40,110)
Proceeds from maturities of marketable securities	41,663	50,916
Net cash (used in) provided by investing activities	(86,540)	10,865

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	97,725	60
Net cash provided by financing activities	97,725	60
Net decrease in cash and cash equivalents	(3,470)	(13,229)
Cash and cash equivalents at the beginning of the period	12,990	22,063
Cash and cash equivalents at the end of the period	$9,520	$8,834

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2013, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted loss per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 786,999 and 8,310 shares for the three months ended June 30, 2014 and 2013, respectively, and 3,723,521 and 6,533 shares for the six months ended June 30, 2014 and 2013, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, commercial paper and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from six to 17 months.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2014 and 2013. See Note 2 on Fair Value Measurements.

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

Nonmonetary Transactions

We account for nonmonetary transactions based on the fair values of the assets (or services) involved. The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it with a gain or loss recognized on the exchange. We use the fair value of the asset received to measure the cost if it is more clearly evident than the fair value of the asset surrendered. If the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits, we use the recorded amount (or carrying value) of the nonmonetary assets relinquished to account for the exchange. Similarly, we use carrying value for an exchange of controlled assets that do not meet the definition of a business for a non-controlling non-marketable equity interest in a company with no gain or loss recognized on the exchange. See Note 3 on Divestiture of Stem Cell Assets.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Revenue Recognition

We have entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies. With certain of these agreements, we receive non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, milestone payments, royalties on future sales of products, or any combination of these items. Upfront non-refundable signing, license or non-exclusive option fees are recognized as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We recognize revenue under collaborative agreements as the related research and development costs for services are rendered. Milestone payments, which are subject to substantive contingencies, are recognized as revenue upon completion of specified milestones, representing the culmination of the earnings process, according to contract terms. Royalties are generally recognized upon receipt of the related royalty payment. Deferred revenue represents the unearned portion of research and license payments received. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

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

Clinical Trial Costs

A significant component of our research and development expenses has historically been clinical trial costs. Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites and the duration for which the patients have been enrolled in the study. Pass through costs from CROs include, but are not limited to, regulatory expenses, investigator fees, lab fees, travel costs and other miscellaneous costs, including shipping and printing fees. We accrue pass through costs based on estimates of the amount of work completed for the clinical trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2014 and 2013 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Research and development	$690	$231	$1,279	$911
Restructuring charges	—	28	—	28
General and administrative	1,412	627	2,464	1,295
Stock-based compensation expense included in operating expenses	$2,102	$886	$3,743	$2,234

As stock-based compensation expense recognized in the condensed statements of operations for the three and six months ended June 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In connection with the April 2013 restructuring, the post-termination exercise period for certain stock options previously granted to terminated employees was extended through the end of December 2013 resulting in the recognition of $28,000 of non-cash stock-based compensation expense for each of the three and six months ended June 30, 2013 for the stock option modification. See Note 4 on Restructuring for a further discussion of the April 2013 restructuring.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the six months ended June 30, 2014 and 2013 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Dividend yield	0%	0%
Expected volatility range	0.898 to 0.922	0.742 to 0.745
Risk-free interest rate range	1.64% to 1.92%	0.80% to 1.26%
Expected term	5.5 yrs	6 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2014 and 2013 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Dividend yield	0%	0%
Expected volatility range	0.835 to 1.062	0.674 to 1.391
Risk-free interest rate range	0.09% to 0.15%	0.12% to 0.21%
Expected term range	6 – 12 mos	6 – 12 mos

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

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

The fair value for performance-based restricted stock awards is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense for awards with vesting based on performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of the probability of the performance condition being met changes, the impact of the change in estimate would be recognized in the period of the change. If the requisite service period has been met prior to the change in estimate, the effect of the change in estimate would be immediately recognized. We have not recognized any stock-based compensation expense for performance-based restricted stock awards in our condensed statements of operations for the three and six months ended June 30, 2014 and 2013 since the achievement of the specified performance criteria was not considered probable and did not occur during these periods. We have no performance-based restricted stock awards outstanding as of June 30, 2014. All of these awards were cancelled unvested as the performance conditions were not achieved within the respective performance periods.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 raised the threshold for a disposal of assets to qualify as a discontinued operation and requires new disclosures for both discontinued operations and disposals of individually significant components of a business that do not qualify as discontinued operations. Under the new guidance, only disposals of assets representing a strategic shift in operations that has a major effect on the entity’s operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures, as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 will be effective for us beginning January 1, 2015 and subsequent interim periods. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial statements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s). The five-step model includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 will be effective for us beginning January 1, 2018 and subsequent interim periods. We have the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this accounting standard recognized at the date of initial application. Early adoption is not permitted. We are currently evaluating the transition method and the impact that the adoption of ASU 2014-09 will have on our financial statements.

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

JUNE 30, 2014

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

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$5,807	$—	$—	$5,807
Commercial paper	1,500	—	—	1,500
	$7,307	$—	$—	$7,307
Restricted cash:
Certificates of deposit	$795	$—	$—	$795
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$4,192	$—	$—	$4,192
Government-sponsored enterprise securities (due in 1 to 2 years)	401	—	—	401
Commercial paper (due in less than 1 year)	12,486	12	—	12,498
Corporate notes (due in less than 1 year)	114,157	5	(36)	114,126
Corporate notes (due in 1 to 2 years)	6,096	—	(1)	6,095
	$137,332	$17	$(37)	$137,312

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Included in cash and cash equivalents:
Money market funds	$8,079	$—	$—	$8,079
Corporate notes	2,206	—	—	2,206
	$10,285	$—	$—	$10,285
Restricted cash:
Certificates of deposit	$795	$—	$—	$795
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$7,369	$1	$(1)	$7,369
Commercial paper (due in less than 1 year)	5,496	3	—	5,499
Corporate notes (due in less than 1 year)	39,383	1	(18)	39,366
	$52,248	$5	$(19)	$52,234

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Marketable securities with unrealized losses at June 30, 2014 and December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
As of June 30, 2014:
Corporate notes (due in less than 1 year)	$86,550	$(36)	$—	$—	$86,550	$(36)
Corporate notes (due in 1 to 2 years)	6,095	(1)	—	—	6,095	(1)
	$92,645	$(37)	$—	$—	$92,645	$(37)

As of December 31, 2013:
Government-sponsored enterprise securities (due in less than 1 year)	$3,947	$(1)	$—	$—	$3,947	$(1)
Corporate notes (due in less than 1 year)	37,060	(18)	—	—	37,060	(18)
	$41,007	$(19)	$—	$—	$41,007	$(19)

The gross unrealized losses related to corporate notes and government-sponsored enterprise securities as of June 30, 2014 and December 31, 2013 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of June 30, 2014 and December 31, 2013 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed balance sheets. Upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. We have not reclassified any derivative liabilities to stockholders’ equity for any non-employee option exercises during the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the following non-employee options to purchase common stock were considered derivatives and classified as current liabilities:

				At June 30, 2014		At December 31, 2013
Issuance	Exercise	Exercisable	Expiration	Number	Fair Value	Number	Fair Value
Date	Price	Date	Date	of Shares	(In thousands)	of Shares	(In thousands)
March 2005	$6.39	January 2007	March 2015	284,600	$290	284,600	$367

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The fair value of derivatives has been calculated at each reporting date using the Black Scholes option-pricing model with the following assumptions:

	June 30, 2014	December 31, 2013
Dividend yield	0%	0%
Expected volatility	1.520	0.844
Risk-free interest rate	0.11%	0.13%
Expected term	0.75 yr	1 yr

Dividend yield is based on historical cash dividend payments. The expected volatility is based on historical volatilities of our stock since trading volume of Geron options is limited. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term of the derivatives in effect on the reporting date. The expected term of derivatives is equal to the remaining contractual term of the instruments.

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2014 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds (1)	$5,807	$—	$—	$5,807
Government-sponsored enterprise securities (2)(3)	—	4,593	—	4,593
Commercial paper (1)(2)	—	13,998	—	13,998
Corporate notes (2)(3)	—	120,221	—	120,221
Total	$5,807	$138,812	$—	$144,619

Liabilities
Derivatives (4)	$—	$—	$290	$290

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

(2)         Included in current portion of marketable securities on our condensed balance sheets.

(3)         Included in noncurrent portion of marketable securities on our condensed balance sheets.

(4)         Included in fair value of derivatives on our condensed balance sheets.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2014, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the methodology.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended June 30, 2014
							Change in
							Unrealized Loss
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Loss	Purchases		In and/or	Fair Value at	Instruments
	March 31,	Included in	and	Sales and	Out of	June 30,	Held at
(In thousands)	2014	Earnings (1)	Issuances	Settlements	Level 3	2014	June 30, 2014 (1)
Derivative liabilities	$143	$147	$—	$—	$—	$290	$147

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Six Months Ended June 30, 2014
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	June 30,	Held at
(In thousands)	2013	Earnings (1)	Issuances	Settlements	Level 3	2014	June 30, 2014 (1)
Derivative liabilities	$367	$(77)	$—	$—	$—	$290	$(77)

(1)         Reported as unrealized (loss) gain on derivatives on our condensed statements of operations.

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

In accordance with the terms of the Contribution Agreement, on October 1, 2013 we received 6,537,779 shares of Asterias Series A common stock representing 21.4% of Asterias’ outstanding common stock as a class as of that date. Under the terms of the Contribution Agreement and subject to applicable law, we are contractually obligated to distribute all of the shares of Asterias Series A common stock to our stockholders on a pro rata basis, other than with respect to fractional shares and shares that would otherwise be distributed to Geron stockholders residing in certain excluded jurisdictions, which shares, as required by the Contribution Agreement, will be sold with the net cash proceeds therefrom distributed ratably to the stockholders who would otherwise be entitled to receive such shares. We refer to the distribution by us of the Asterias Series A common stock, or cash in lieu thereof, as the Series A Distribution.

On May 9, 2014, our board of directors fixed the close of business of May 28, 2014 as the record date for the determination of stockholders entitled to receive shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution. Based on the number of shares of our common stock outstanding as of the May 28, 2014 record date, or 156,924,100 shares, eligible stockholders will receive approximately 0.0417 of a share of Asterias Series A common stock for each share of our common stock in the Series A Distribution, or cash in lieu thereof, as described above. See Note 9 on Subsequent Events with respect to the status of the Series A Distribution.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

We applied the equity method of accounting to our investment in Asterias Series A common stock. Under the equity method of accounting, we increase (decrease) the carrying value of the investment by our proportionate share of the investee’s earnings (losses). If our proportionate share of losses exceeds the carrying value of the investment, losses are then applied against any advances, including any commitment to provide financial support, until those amounts are reduced to zero. Asterias incurred net losses from October 1, 2013 through June 30, 2014. Since our investment in Asterias had an initial carrying amount of zero upon the closing of the transactions contemplated by the Contribution Agreement on October 1, 2013 and we do not have any commitments to provide financial support or obligations to perform services or other activities for Asterias, we suspended the equity method of accounting on October 1, 2013.

Since the Series A Distribution represents a pro-rata distribution of shares of an equity method investment that is a business, it will be accounted for at its carrying amount. Because the carrying amount of the Asterias Series A common stock was zero as of June 30, 2014 (see discussion above), the liability relating to our contractual obligation to distribute the Asterias Series A common stock was zero as of June 30, 2014.

4. RESTRUCTURING

On April 25, 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions were eliminated. In connection with this restructuring, we incurred aggregate restructuring charges of $1,370,000 for the year ended December 31, 2013, of which $824,000 was recorded in the second quarter of 2013. As of June 30, 2013, the restructuring charges recognized under the April 2013 restructuring included $624,000 related to one-time termination benefits, including $28,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period through the end of December 2013 for certain stock options previously granted to terminated employees, and $200,000 related to non-cash charges for write-downs of excess equipment and leasehold improvements. The remaining restructuring charges related to costs associated with the exit of our research laboratory facility and were recorded in the second half of 2013. All actions associated with this restructuring were completed in 2013, and we do not anticipate incurring any further charges in connection with this restructuring.

The components of the accrued restructuring charges relating to the April 2013 restructuring are summarized in the following table. As of June 30, 2014, we have no remaining obligations under the April 2013 restructuring.

(In thousands)	Employee Severance and Other Benefits	Facility Related Charges	Total
Beginning accrual balance as of December 31, 2013	$21	$73	$94
Cash payments	(19)	(73)	(92)
Adjustments or non-cash credits	(2)	—	(2)
Ending accrual balance as of June 30, 2014	$—	$—	$—

5. COMMITMENTS AND CONTINGENCIES

Purported Securities and Derivative Lawsuits

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported securities class action lawsuit was commenced in the

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

California District Court, and on June 6, 2014, a third purported securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class actions filed in the California District Court and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint by September 19, 2014, and our response to the consolidated amended complaint is due by November 19, 2014.

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

For a further discussion of these ongoing lawsuits, refer to the section entitled “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements even if we prevail in the defense against these lawsuits. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

8. CONDENSED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended June 30,
(In thousands)	2014	2013
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$313	$839
Supplemental Investing Activities:
Net unrealized loss on marketable securities	(6)	(53)

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

9. SUBSEQUENT EVENTS

Series A Distribution

The Nasdaq Stock Market fixed July 22, 2014 as the ex-dividend date for the Series A Distribution. Commencing on this date, our shares of common stock traded without the right to receive shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution. We do not expect the completion of the Series A Distribution to have any impact on our financial statements.

Transfer Agreement

On July 31, 2014, we and Mayo Clinic entered into an agreement, or the Transfer Agreement, whereby the Investigational New Drug application, or IND, for imetelstat under which the investigator-sponsored clinical trial of imetelstat in myelofibrosis, or the Myelofibrosis IST, has been conducted will be transferred to Geron. In addition, the parties have agreed that Geron will assume responsibility for the conduct of the Myelofibrosis IST as the trial sponsor. In connection with entering into the Transfer Agreement, Mayo Clinic transferred to us data available as of that date from the clinical trial database for the Myelofibrosis IST. Subject to completion of certain obligations and deliverables defined in the Transfer Agreement, we and Mayo Clinic project that the IND and responsibility for the Myelofibrosis IST as the trial sponsor will be transferred to Geron by September 30, 2014. We plan to continue to conduct the Myelofibrosis IST at Mayo Clinic until the trial is closed, and we do not intend to enroll additional patients in the Myelofibrosis IST.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expect,” “plan,” “intend,” “will,” “should,” “project,” “believe,” “predict,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

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

Imetelstat is a potent and specific inhibitor of telomerase. Using our proprietary nucleic acid chemistry, we designed imetelstat to be an oligonucleotide that targets and binds with high affinity to the active site of telomerase, thereby directly inhibiting telomerase activity and impeding malignant cell proliferation. We developed imetelstat from inception, and we own exclusive worldwide commercial rights for imetelstat with U.S. patent coverage extending through 2025.

We intend, subject to release of the full clinical hold on our Investigational New Drug application, or IND, for imetelstat, as discussed below, to develop imetelstat to treat one or more hematologic myeloid malignancies such as myelofibrosis, or MF, which includes patients with primary MF, or PMF, post essential thrombocythemia MF, or post ET MF, or post polycythemia vera MF, or post PV MF, all of which are referred to collectively in this document as MF; myelodysplastic syndromes, or MDS; or acute myelogenous leukemia, or AML.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2014, we had an accumulated deficit of $909.9 million. Since inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. Revenues generated from these arrangements will not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations. We also currently have no source of product revenue. Imetelstat, which is our sole product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of June 30, 2014, we had cash, restricted cash, cash equivalents and marketable securities of $147.6 million compared to $66.0 million at December 31, 2013. We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, our future capital requirements will be substantial, and we may use our available capital resources sooner than we anticipate.

Developing Imetelstat to Treat Hematologic Myeloid Malignancies

Investigator-Sponsored Clinical Trial in Myelofibrosis (Myelofibrosis IST)

In November 2012, Dr. Ayalew Tefferi at Mayo Clinic, Rochester, Minnesota, initiated an investigator-sponsored trial, or the Myelofibrosis IST, to assess the effect of imetelstat in patients with MF. Preliminary efficacy and safety data from this trial were presented by the investigator at the American Society of Hematology, or ASH, Annual Meeting in December 2013. In the Myelofibrosis IST, the investigator is also evaluating imetelstat in patients with refractory anemia with ringed sideroblasts, or RARS, a subpopulation of MDS, and patients with MF that has transformed into AML, known as blast-phase MF. Data we receive from the Myelofibrosis IST regarding patients with RARS-MDS or blast-phase MF may inform, in part, our decision to initiate, subject to release of the full clinical hold on our IND for imetelstat discussed below, one or more potential studies of imetelstat in MDS or AML.

In January 2014, Mayo Clinic closed the Myelofibrosis IST to new patient enrollment. Mayo Clinic’s notification informing us of its decision to cease new patient enrollment did not indicate any concerns regarding efficacy or safety. In March 2014, we were informed by Mayo Clinic that the investigator’s IND for the Myelofibrosis IST was placed on partial clinical hold by the U.S. Food and Drug Administration, or FDA, due to a safety signal of hepatotoxicity that was identified in our Phase 2 clinical trials of imetelstat and that it was unknown if this hepatotoxicity was reversible. In order to resolve the partial clinical hold, the investigator was required to provide follow-up information regarding reversibility of hepatotoxicity for all patients who received imetelstat in the Myelofibrosis IST. The investigator submitted a complete response to the FDA to seek release of the partial clinical hold, and the partial hold was lifted by the FDA on June 11, 2014. As of July 15, 2014, 33 patients out of the 80 patients enrolled in the Myelofibrosis IST continue to receive imetelstat treatment, which includes 23 out of 62 patients with MF, nine out of nine patients with RARS-MDS and one out of nine patients with blast-phase MF. The Myelofibrosis IST remains closed to new patient enrollment.

On July 31, 2014, or the Effective Date, we and Mayo Clinic entered into an agreement, or the Transfer Agreement, under which Mayo Clinic and the investigator agreed to transfer to us certain data and information from the Myelofibrosis IST, and agreed that we will assume full responsibility for the investigator’s IND, as well as responsibility for the conduct of the Myelofibrosis IST as the trial sponsor. In connection with entering into the Transfer Agreement, Mayo Clinic transferred to us data available as of that date from the clinical trial database for the Myelofibrosis IST. We are currently in the early stages of assessing this data. Subject to completion of certain obligations and deliverables defined in the Transfer Agreement, we and Mayo Clinic have agreed that the investigator’s IND, under which the Myelofibrosis IST has been conducted, will be transferred to us by September 30, 2014, or the planned IND Transfer Date. On the planned IND Transfer Date, we will also assume responsibility for the Myelofibrosis IST as the trial sponsor and Dr. Tefferi will continue as the principal investigator for the trial. Under our sponsorship, commencing on the planned IND Transfer Date, we expect to continue to collect data and information from patients who remain on study in the Myelofibrosis IST and have full access to such data and information. We plan to continue to conduct the Myelofibrosis IST at Mayo Clinic until the trial is closed, and we do not intend to enroll additional patients in the Myelofibrosis IST.

We have committed to the FDA that we will not initiate any new clinical trials under the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, until we have had further communication with the FDA regarding our own IND, which remains on full clinical hold, and regarding our development plans for imetelstat in hematologic myeloid malignancies with high unmet medical need. Given this commitment, until the FDA lifts the full clinical hold on our IND or permits us to study imetelstat for other indications, such as under a partial clinical hold, we are unable to submit any new clinical trial protocols to the FDA, and are unable to initiate any new clinical trials for imetelstat in the United States. As discussed below, we are working diligently to seek the release of the full clinical hold on our IND.

The investigator has informed us that he has submitted an abstract for the ASH annual meeting in December 2014 in which he has analyzed certain safety and efficacy data from MF patients in the Myelofibrosis IST and updated his analysis from the preliminary data he presented in December 2013. In accordance with ASH policies, abstracts submitted to the ASH annual meeting are embargoed from the time of submission. To be eligible for presentation at the ASH annual meeting, information contained in the abstract, as well as additional data and information to be presented at the annual meeting, may not be made public before the abstract has been published/presented in connection with the ASH annual meeting. We have not reviewed or independently analyzed the data selected by the investigator for inclusion in the abstract. Our analyses may result in conclusions that are materially different from the investigator’s analyses and therefore additional or updated data should be considered carefully and with caution. Please refer to the risk factor entitled, “Risks Related to Our Business—Success in early clinical trials may not be indicative of results in subsequent clinical trials. Likewise, data reported by investigators from time-to-time is subject to review and verification procedures that could result in material differences to final data and may change as more patient data becomes available.” in Part II, Item 1A entitled, “Risk Factors”, in this Form 10-Q.

Impact of Full Clinical Hold on Geron-Sponsored Clinical Trials

In March 2014, we received written notice from the FDA that our IND for imetelstat had been placed on full clinical hold following the FDA’s review of safety data in our then ongoing clinical studies. A full clinical hold is an order that the FDA issues to a trial sponsor to suspend all ongoing clinical trials and delay all proposed trials under a given IND. With this clinical hold, any patients in an ongoing Geron-sponsored clinical trial cannot receive any further treatment with imetelstat. Therefore, we stopped imetelstat treatment in our Phase 2 Geron-sponsored clinical trials in ET and multiple myeloma, or MM. For our Phase 2 ET trial, eight patients were affected and for our Phase 2 MM trial, two patients were affected.

In their notice to us, the FDA cited the following safety issues as the basis for the clinical hold: lack of evidence of reversibility of hepatotoxicity, risk for chronic liver injury and lack of adequate follow up in patients who experienced hepatotoxicity. To address the clinical hold, we are required to provide clinical follow up information on patients who experienced liver function test, or LFT, abnormalities until LFT abnormalities have resolved to normal or baseline and to provide information regarding the reversibility of the liver toxicity after chronic imetelstat administration in animals. We are working diligently to seek the release of the full clinical hold and are currently in the process of compiling preclinical and clinical information from our own studies, as well as information available to us from other imetelstat studies, such as the Myelofibrosis IST, regarding LFT abnormalities and the incidence and reversibility of hepatotoxicity. To permit extended follow up of patients who discontinued imetelstat treatment in our Phase 2 ET and MM trials, and to seek to collect their LFT information, we have obtained approval for amended clinical trial protocols from institutional review boards, or IRBs, at each clinical site that participated in our Phase 2 ET and MM trials, and we are seeking consent from patients who discontinued imetelstat treatment in our Phase 2 ET and MM trials to allow us to collect and evaluate their LFT information.

The timing for our submission to the FDA of a complete response to the full clinical hold on our IND for imetelstat depends on our ability to collect clinical follow up information from our Phase 2 ET and MM trials, and to assess such information together with the data and information we have received, and expect to receive in the future, from the Myelofibrosis IST. Until we are able to collect and assess clinical follow up information from our Phase 2 ET and MM trials, as well as data and information from the Myelofibrosis IST, which we may be unable to do in a timely manner, or at all, we will not be able to submit our complete response to the full clinical hold on our IND. If we are able to collect and assess such data and information in order to submit our complete response and the FDA agrees that such information adequately addresses the basis for the clinical hold in order for the FDA to lift the full clinical hold on our IND for imetelstat or to permit us to study imetelstat under a partial clinical hold, we would plan to initiate a Geron-sponsored clinical trial of imetelstat in MF in the United States. This clinical trial could potentially occur as early as the first quarter of 2015, assuming that we are able to submit our complete response in 2014 and the FDA lifts the full clinical hold on our IND for imetelstat or permits us to study imetelstat under a partial clinical hold in 2014. However, if additional clinical information is required by the FDA or if the information we may collect from our Phase 2 ET and MM trials is not adequate, then we believe the initiation of a Geron-sponsored clinical trial of imetelstat in patients with MF in the United States could be delayed indefinitely, since we currently do not know whether the FDA will allow our development of imetelstat in MF if reversibility of LFT abnormalities in ET and MM is not fully established, or how much time will be required for LFT abnormalities to resolve to normal or baseline, if at all. Because of the uncertainty surrounding our ability to address satisfactorily the full clinical hold on our IND for imetelstat, if at all, we have explored the feasibility of initiating a Geron-sponsored clinical trial of imetelstat in patients with MF in locations outside of the United States where health authorities and ethics committees may view favorably the benefit-risk profile of imetelstat for MF. However, based on the results of our evaluation, we have decided to first proceed with our efforts to obtain the FDA’s permission to lift the full clinical hold on our IND for imetelstat, or to permit us to study imetelstat under a partial clinical hold.

Until the FDA lifts the full clinical hold or permits us to study imetelstat for other indications, such as under a partial clinical hold, we are unable to submit any new clinical trial protocols to the FDA, and are unable to initiate any new clinical trials for imetelstat in the United States, under our existing IND for imetelstat. If the FDA does not lift the full clinical hold, or does not permit us to study imetelstat for other indications, such as under a partial clinical hold, we will likely be unable to pursue the development of imetelstat in the United States. If the FDA lifts the full clinical hold, or partially lifts the full clinical hold, we expect to pursue development of imetelstat in one or more indications, such as MF, MDS or AML, where we believe there is a greater unmet medical need for a new product than is the case for diseases such as ET, for which survival is minimally affected by the disease. We have previously announced that our Phase 2 ET trial was a proof of concept study, and that we did not plan to develop imetelstat for commercial use in ET. We have committed to the FDA that we will not initiate any new clinical trials under the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, until we have had further communication with the FDA regarding our own IND, which remains on full clinical hold, and regarding our development plans for imetelstat in hematologic myeloid malignancies with high unmet medical need. Given this commitment, until the FDA lifts the full clinical hold on our IND or permits us to study imetelstat for other indications, such as under a partial clinical hold, we are unable to submit any new clinical trial protocols to the FDA, and are unable to initiate any new clinical trials for imetelstat in the United States.

Stem Cell Divestiture; Asterias Series A Distribution

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of the previously disclosed asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and BioTime’s wholly owned subsidiary, Asterias Biotherapeutics, Inc., or Asterias (formerly known as BioTime Acquisition Corporation) and received 6,537,779 shares of Asterias Series A common stock. Under the terms of the Contribution Agreement and subject to applicable law, we are contractually obligated to distribute all of the shares of Asterias Series A common stock to our stockholders on a pro rata basis, or cash in lieu thereof. Our board of directors fixed the close of business of May 28, 2014 as the record date for the determination of stockholders entitled to receive shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution. The Nasdaq Stock Market fixed July 22, 2014 as the ex-dividend date for the Series A Distribution. Commencing on this date, our shares of common stock traded without the right to receive shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution. See further discussion in Note 3 on Divestiture of Stem Cell Assets and Note 9 on Subsequent Events in Notes to Condensed Financial Statements of this quarterly report on Form 10-Q.

Following completion of the Series A Distribution by Geron, Asterias is contractually obligated under the Contribution Agreement to distribute on a pro rata basis to the holders of Asterias Series A common stock five-year warrants to purchase 8,000,000 shares of BioTime common stock at an exercise price of $5.00 per share, or the BioTime Warrants. The BioTime Warrants were issued to Asterias by BioTime pursuant to the Contribution Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in our research and development efforts, our dependence on the success of our sole product candidate, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, including release of the full clinical hold on our IND for imetelstat, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on imetelstat for many years, if at all.

Revenues

We have entered into license and option agreements with companies involved with oncology, diagnostics, research tools and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with the agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $185,000 and $535,000 for the three and six months ended June 30, 2014, respectively, compared to $20,000 and $665,000 for the comparable 2013 periods related to our various agreements. The increase in license fee revenues for the three months ended June 30, 2014 compared to the comparable 2013 period primarily reflects the full recognition of non-refundable license payments in 2014 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. The decrease in license fee revenues for the six months ended June 30, 2014 compared to the comparable 2013 period primarily reflects the full recognition of a non-refundable up-front license payment in 2013 for an exclusive commercial license using our telomerase promoter technology for oncology-related in vitro assays. We recognized royalty revenues of $156,000 and $280,000 for the three and six months ended June 30, 2014, respectively, compared to $92,000 and $212,000 for the comparable 2013 periods on product sales of telomerase detection and telomere measurement kits to the research-use-only market and cell-based research products. The increase in royalty revenues for the three and six months ended June 30, 2014 compared to the comparable 2013 periods primarily reflects the receipt of a milestone fee in the second quarter of 2014 in connection with the achievement of a net sales milestone by a licensee of our hTERT technology. Current revenues may not be predictive of future revenues. Future license and royalty revenues are dependent upon additional agreements being signed and current agreements being maintained.

Research and Development Expenses

For our research and development programs, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of costs to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, including investigator-sponsored clinical trials, and provide advice and consultation for scientific, clinical and regulatory strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for those individuals involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research-related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance. All of these costs apply to our current and historical clinical programs and our historical preclinical programs and discovery research efforts. A product candidate is designated a clinical candidate once an IND has been filed with the FDA, or a similar filing with regulatory agencies outside the United States, for the purpose of commencing clinical trials in humans. Preclinical programs represented product candidates undergoing toxicology, pharmacology, metabolism and efficacy studies and manufacturing process development required before testing in humans could commence.

Research and development expenses were $5.2 million and $10.4 million for the three and six months ended June 30, 2014, respectively, compared to $4.8 million and $12.7 million for the comparable 2013 periods. The increase in research and development expenses for the three months ended June 30, 2014 compared to the comparable 2013 period is primarily the net result of an increase in direct external costs for the manufacturing of imetelstat drug product, partially offset by lower direct external costs due to the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, reduced personnel related costs resulting from previous restructurings and lower costs for scientific supplies and services due to the discontinuation of our discovery research programs in April 2013. The decrease in research and development expenses for the six months ended June 30, 2014 compared to the comparable 2013 period is primarily the net result of lower direct external costs due to the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, reduced personnel related costs resulting from previous restructurings and lower costs for scientific supplies and services due to the discontinuation of our discovery research programs in April 2013, partially offset by an increase in direct external costs for the manufacturing of imetelstat drug product. Overall, we expect research and development expenses in 2014 to remain at current levels, unless we are permitted by the FDA to initiate new clinical trials of imetelstat in hematologic myeloid malignancies in 2014, which may not occur in a timely manner or at all.

Research and development expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Direct external research and development expenses:
Clinical program: Imetelstat	$2,266	$1,215	$4,190	$2,732
Clinical program: GRN1005 (1)	—	59	—	1,051
Clinical program: GRNOPC1 (2)	—	97	—	155
Preclinical programs (3)	—	23	—	224
Personnel related expenses	2,370	2,401	5,055	6,497
All other research and development expenses	515	1,012	1,117	2,069
Total	$5,151	$4,807	$10,362	$12,728

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

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize imetelstat. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub-sections entitled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled, “Risk Factors,” in this Form 10-Q.

Restructuring Charges

In April 2013, we announced the decision to discontinue our discovery research programs and companion diagnostics program based on telomere length and close our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. With this decision, a total of 20 positions were eliminated. In connection with this restructuring, we incurred aggregate restructuring charges of approximately $1.4 million for the year ended December 31, 2013, of which $824,000 was recorded in the second quarter of 2013. For the three months ended June 30, 2013, the restructuring charges recognized under the April 2013 restructuring included $624,000 related to one-time termination benefits, including $28,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period through the end of December 2013 for certain stock options previously granted to terminated employees, and $200,000 related to non-cash charges for write-downs of excess equipment and leasehold improvements. The remaining restructuring charges related to costs associated with the exit of our research laboratory facility and were recorded in the second half of 2013. All actions associated with this restructuring were completed in 2013, and we have no remaining obligations under the April 2013 restructuring. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring charges.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $7.8 million for the three and six months ended June 30, 2014, respectively, compared to $3.4 million and $8.2 million for the comparable 2013 periods. The increase in general and administrative expenses for the three months ended June 30, 2014 compared to the comparable 2013 period is primarily the net result of higher non-cash stock-based compensation expense of $785,000, partially offset by reduced patent costs and transaction fees of $257,000 associated with the stem cell divestiture which closed in October 2013. The decrease in general and administrative expenses for the six months ended June 30, 2014 compared to the comparable 2013 period is primarily the net result of reduced patent costs and transaction fees of $1.5 million associated with the stem cell divestiture, partially offset by higher non-cash stock-based compensation expense of $1.2 million. Due to the purported securities lawsuits and the derivative lawsuit filed against us and/or certain of our officers and directors, we expect that our legal expenses will increase in 2014 as we intend to vigorously defend against these lawsuits.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as assets or liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred an unrealized loss on derivatives of $147,000 and $24,000 for the three months ended June 30, 2014 and 2013, respectively, compared to an unrealized gain on derivatives of $77,000 and $1,000 for the six months ended June 30, 2014 and 2013, respectively. The unrealized gains and losses on derivatives for the three and six months ended June 30, 2014 and 2013 primarily reflected the change in fair values of derivative liabilities as a result of fluctuations in the market value of our stock and changes in other inputs factored into the estimate of their fair value such as the volatility of our stock. See Note 2 on Fair Value Measurements in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the fair value of derivatives.

Interest and Other Income

Interest income was $99,000 and $182,000 for the three and six months ended June 30, 2014, respectively, compared to $56,000 and $137,000 for the comparable 2013 periods. The increase in interest income for the three and six months ended June 30, 2014 compared to the comparable 2013 periods is primarily due to an increase in our marketable securities portfolio in connection with the receipt of the net cash proceeds from the underwritten public offering of shares of our common stock that we completed in February 2014. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $23,000 and $39,000 for the three and six months ended June 30, 2014, respectively, compared to $14,000 and $32,000 for the comparable 2013 periods. The increase in interest and other expense for the three and six months ended June 30, 2014 compared to the comparable 2013 periods is primarily due to higher bank charges related to the increase in our cash and investment balances in connection with the receipt of the net cash proceeds from the underwritten public offering of shares of our common stock that we completed in February 2014.

Net Loss

Net loss was $8.7 million and $17.2 million for the three and six months ended June 30, 2014, respectively, compared to $8.9 million and $20.8 million for the comparable 2013 periods. The decrease in net loss for the three months ended June 30, 2014 compared to the comparable 2013 period is primarily due to higher license and royalty revenues for licenses related to our hTERT technology. The decrease in net loss for the six months ended June 30, 2014 compared to the comparable 2013 period is primarily due to reduced operating expenses as a result of the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, decreased personnel related costs resulting from previous restructurings, reduced costs for scientific supplies and services with the discontinuation of our discovery research programs in April 2013 and lower patent costs and transaction fees associated with the stem cell divestiture which closed in October 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2014 were $147.6 million, compared to $66.0 million at December 31, 2013. We estimate that our existing capital resources, amounts available to us under our equipment financing facility and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The increase in cash, restricted cash, cash equivalents and marketable securities in 2014 was the result of the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

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

•                  changes in our development plans for imetelstat, including changes which may result from the current or any future clinical holds on our IND or any other INDs, including the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, for imetelstat;

•                  our ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the magnitude and scope of our imetelstat research and development program, including the number of indications we may pursue, subject to permission from the FDA;

•                  the progress made, if any, in our imetelstat research and development program, including existing or potential future Geron-sponsored and investigator-sponsored clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing of imetelstat;

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  expenses associated with the pending and potential additional related purported securities lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, equipment financing arrangement and future interest income are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. We anticipate that we will need to seek additional funding through public or private equity financings, including pursuant to our sales agreement with MLV, equipment loans or other financing sources that may be available, including debt financings or collaborative and licensing arrangements. However, we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all. Our ability to raise additional funds will be severely impaired if we are unable to obtain release of the current or any future clinical holds on our IND or any other INDs, including the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, for imetelstat, or if imetelstat fails to show adequate safety or efficacy in existing or potential future Geron-sponsored and investigator-sponsored clinical trials, including the Myelofibrosis IST. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or collaborative agreements on unattractive terms or we may be required to relinquish rights to technology or imetelstat or to grant licenses on terms that are unfavorable to us, or we may otherwise be required to delay, reduce the scope of, suspend or eliminate some or all of the elements of our imetelstat program, any of which could have a material adverse effect on our business.

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2014 and 2013 was $14.7 million and $24.2 million, respectively. The decrease in net cash used in operations in 2014 compared to 2013 primarily reflects the wind-down of our GRN1005 trials in patients with brain metastases and imetelstat trials in solid tumors, decreased personnel related costs resulting from previous restructurings, reduced costs for scientific supplies and services with the discontinuation of our discovery research programs in April 2013 and lower patent costs and transaction fees associated with the stem cell divestiture which closed in October 2013.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 was $86.5 million. Net cash provided by investing activities for the six months ended June 30, 2013 was $10.9 million. The decrease in net cash provided by investing activities in 2014 compared to 2013 primarily reflects higher purchases of marketable securities with the net cash proceeds received from an underwritten public offering of shares of our common stock that we completed in February 2014.

As of June 30, 2014 we had approximately $500,000 available for borrowing under our equipment financing facility. We renewed the commitment for this equipment financing facility in 2009 to further fund equipment purchases. If we are unable to renew the commitment in the future, we will use our existing cash resources to fund capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities was $97.7 million and $60,000 for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities in the first half of 2014 primarily reflects the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

On February 27, 2014, we amended the lease agreement for our premises at 149 Commonwealth Drive to extend the lease term from July 2014 through January 2016. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of $1.4 million.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported securities class action lawsuit was commenced in the California District Court, and on June 6, 2014, a third purported securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class actions filed in the California District Court and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint by September 19, 2014, and our response to the consolidated amended complaint is due by November 19, 2014. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. We have not yet responded to the derivative lawsuit, but intend to vigorously defend against the claims alleged and to seek dismissal of the lawsuit. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements even if we prevail in the defense against these lawsuits.

ITEM 1A.                                       RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2013, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

RISKS RELATED TO OUR BUSINESS

The FDA has placed a full clinical hold on our IND for imetelstat, and if we are unable to submit the required information to the FDA to obtain the release of the full clinical hold, or if the FDA does not lift the full clinical hold in a timely manner, or at all, or does not permit us to study imetelstat for other indications, such as under a partial clinical hold, our business will be severely harmed, and we could potentially cease operations. *

We may be unable to submit to the FDA, in a timely manner, or at all, the clinical follow-up information from the Geron-sponsored Phase 2 trials of imetelstat in ET/PV and MM for patients who experienced LFT abnormalities until LFT abnormalities have resolved to normal or baseline, and/or information regarding the reversibility of the liver toxicity after chronic imetelstat administration in animals. Even if we are able to provide such information, the FDA may not deem it, or the data and information we have received and expect in the future to receive from the Myelofibrosis IST, to be sufficient to lift the full clinical hold on our IND for imetelstat or reduce it to a partial clinical hold. Accordingly, the FDA may require us to pursue new clinical safety trials or preclinical studies before the FDA will consider lifting the full clinical hold on our IND for imetelstat or permitting us to study imetelstat under a partial clinical hold, if at all. If we are unable to submit the required information to the FDA in a timely manner, or at all, or if the FDA does not lift the full clinical hold or permit us to study imetelstat under a partial clinical hold in a timely manner, or at all, or if the FDA does not permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, our business will be severely harmed and we could potentially cease operations.

Although the FDA has lifted the partial clinical hold on the investigator’s IND for the Myelofibrosis IST, this does not serve as an indication of whether the FDA will lift the full clinical hold on our IND for imetelstat and under what conditions, and you should not assume that any action taken by the FDA with respect to any other IND holder, including the investigator’s IND for the Myelofibrosis IST, will affect or otherwise impact the FDA’s full clinical hold on our IND. We have committed to the FDA that we will not initiate any new clinical trials under the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, until we have had further communication with the FDA regarding our own IND, which remains on full clinical hold, and regarding our development plans for imetelstat in hematologic myeloid malignancies with high unmet medical need. Given this commitment, until the FDA lifts the full clinical hold on our IND or permits us to study imetelstat for other indications, such as under a partial clinical hold, we are unable to submit any new clinical trial protocols to the FDA, and are unable to initiate any new clinical trials for imetelstat in the United States. We are still required to adequately address the FDA’s concerns in its notice to us, and it is not certain that the FDA will lift the full clinical hold on our IND for imetelstat, or permit us to study imetelstat for other indications, including MF, under a partial clinical hold.

Our success is solely dependent on the success of our sole early stage product candidate, imetelstat, and we cannot be certain that we will be able to continue to pursue the development of imetelstat, advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for imetelstat on a timely basis, or at all. *

Our business is at an early stage of development, and we are wholly dependent on the success of imetelstat, our sole product candidate. We do not have any products that are commercially available. Our ability to develop imetelstat to and through regulatory approval and commercial launch is subject to significant risks and uncertainties and our ability to, among other things:

•                  obtain adequate information from our Phase 2 trials of imetelstat in ET/PV and MM and assess it, together with the data and information we have received, and expect to receive in the future, from the Myelofibrosis IST, to determine whether this information adequately addresses the FDA’s concerns regarding the safety of imetelstat in a manner sufficient to cause the FDA to lift the full clinical hold on our IND or permit us to study imetelstat under a partial clinical hold in a timely manner, or at all;

•                  after the planned IND Transfer Date, maintain the IND that we expect to receive from the investigator for the Myelofibrosis IST without such IND being placed on full or partial clinical hold by the FDA, which could result in discontinuation of imetelstat treatment for the remaining patients in the Myelofibrosis IST, and would likely reduce the amount and quality of data and information available to us from the Myelofibrosis IST and delay or jeopardize our receipt of further data and information;

•                  receive FDA clearance to permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, and/or to file for and/or obtain marketing approvals for such indications;

•                  receive positive safety and efficacy data from existing and potential future investigator-sponsored trials of imetelstat, such as the Myelofibrosis IST, for which we will not assume responsibility as the trial sponsor until the planned IND Transfer Date, that provide the clinical rationale for the potential or continued development of imetelstat in hematologic myeloid malignancies;

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

•                  obtain required regulatory clearances and approvals for imetelstat; for example, in addition to seeking to have the FDA lift the full clinical hold on our IND for imetelstat or permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, it is uncertain:

•                  whether the FDA and regulatory authorities in other countries will require us to obtain and submit additional preclinical, manufacturing, or clinical data to proceed with any potential future Geron-sponsored clinical trials,

•                  how the FDA and other regulatory authorities will interpret safety and efficacy data from any clinical trial, including the Myelofibrosis IST,

•                  what the required scope and type of clinical development and other data will be before the FDA and other regulatory authorities might grant us clearance to initiate clinical trials or to grant a marketing approval, if any, and

•                  what the length of time and cost for us will be to complete any such requirements;

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

If we are unable to provide the FDA with preclinical and clinical information to address their safety concerns in order to seek to have the FDA lift the full clinical hold on our IND or to permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, and file for marketing approvals for such indications, this would likely result in our decision to discontinue development of imetelstat in the United States and to potentially cease operations. Even if the full FDA clinical hold is lifted or we are permitted to study imetelstat for other indications with higher unmet medical need than ET or MM under a partial clinical hold, we may be unable to develop, or initiate the development of, imetelstat in MF or any additional hematologic myeloid malignancies, which would likely result in our decision to discontinue development of imetelstat and to potentially cease operations. In any event, development of imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that imetelstat is safe and effective. We may therefore fail to commercialize imetelstat. Any failure to advance imetelstat to subsequent clinical trials, failure to obtain regulatory approval of imetelstat, or limitations on any regulatory approval that we might receive, would severely harm our business and prospects, and could potentially cause us to cease operations.

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

Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including reduced platelet count, or thrombocytopenia, when the drug was used as a single agent, and reduced white blood cell count, or neutropenia, when the drug was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, MM and solid tumors, we have observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we have observed LFT abnormalities, the clinical significance, long-term consequences and reversibility of which is currently undetermined. In our Phase 2 trial in ET, one patient died of bleeding esophageal varices, a complication of chronic liver disease, which was assessed by the investigator as possibly related to imetelstat. In the Myelofibrosis IST, myelosuppression has been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the Myelofibrosis IST, more persistent and profound myelosuppression, particularly thrombocytopenia, was observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator.

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. If the FDA lifts the full clinical hold on our IND for imetelstat, or if the FDA permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we may in the future observe or report dose-limiting or hematologic toxicities or other safety issues in potential future Geron or investigator-sponsored trials of imetelstat. Likewise, because previously enrolled patients continue to receive imetelstat in the Myelofibrosis IST, we or the investigator may observe or report additional or more severe toxicities or safety issues in the Myelofibrosis IST, including additional serious adverse events and LFT abnormalities, as patient treatment continues and more data become available. If such toxicities or other safety issues in any Geron-sponsored or investigator-sponsored clinical trial of imetelstat result in an unacceptable benefit-risk profile, this would likely delay or prevent the commencement and/or completion of any clinical trials or investigator-sponsored trials, including the Myelofibrosis IST, might result in any potential future Geron-sponsored or investigator-sponsored clinical trial being placed on clinical hold or halted by regulators, such as the current full clinical hold on our IND for imetelstat, and might require us to conduct additional, unforeseen trials or preclinical studies, or to abandon our development of imetelstat entirely which would materially adversely affect our business.

Success in early clinical trials may not be indicative of results in subsequent clinical trials. Likewise, data reported by investigators from time-to-time are subject to review or verification procedures that could result in material differences to final data and may change as more patient data become available. *

A number of new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

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

In addition, although we will assume responsibility as the trial sponsor of the Myelofibrosis IST on the planned IND Transfer Date, the Myelofibrosis IST was initiated by the investigator and therefore we will continue to rely on the investigator’s plan and design of the trial, and, until we assume responsibility as the trial sponsor, the investigator’s conduct of the trial, all of which we do not control. In addition, we may be unable to review or verify the data generated from the Myelofibrosis IST prior to our assuming control as the trial sponsor. The preliminary efficacy results of the Myelofibrosis IST presented by the investigator at the ASH annual meeting in December 2013 were based solely on data from the first two cohorts of the Myelofibrosis IST, consisting of 22 patients, and we are currently in the early stages of assessing the recent data and information we have received for the Myelofibrosis IST from Mayo Clinic. We will need to confirm the results of the Myelofibrosis IST in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers, assuming we are able to obtain release by the FDA of the full clinical hold on our IND for imetelstat or the FDA permits us to study imetelstat in MF under a partial clinical hold. The results reported by us or by the investigator in the Myelofibrosis IST may not be confirmed in any subsequent trials conducted by Geron or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF or any other hematologic myeloid malignancy.

In addition, from time-to-time, we may report or announce preliminary data from investigator-sponsored trials and potential future Geron-sponsored trials. For example, we announced our analysis of preliminary efficacy data from the first two cohorts of the Myelofibrosis IST in December 2013. Since those data were preliminary, the final data from the trial may be materially different than the data we previously reported in December 2013, or different from the data and information we recently received from Mayo Clinic and are currently in the early stages of assessing. Since patients previously enrolled in the Myelofibrosis IST continue to receive imetelstat, safety and efficacy data continue to be generated, and such additional and updated data may materially change the overall conclusions from the preliminary data presented by the investigator at the ASH annual meeting in December 2013. Therefore, such preliminary data should be considered carefully and with caution. Additional and updated data from the Myelofibrosis IST are also subject to any review or verification procedures we may conduct after we assume responsibility as the trial sponsor for the Myelofibrosis IST on the planned IND Transfer Date, and since this could result in material differences from the data reported by the investigator, additional or updated data that may be reported by the investigator from the Myelofibrosis IST should be considered carefully and with caution. For example, we have not reviewed or independently analyzed the data selected by the investigator that is contained in the abstract submitted by him for presentation at the ASH annual meeting in December 2014. Our analyses may result in conclusions that are materially different from the investigator’s analyses.

Material adverse changes in final data could significantly harm our business prospects. Even if final safety and efficacy data from the Myelofibrosis IST are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the Myelofibrosis IST may not be reproducible in future clinical trials.

Subject to release by the FDA of the full clinical hold on our IND for imetelstat, or permission from the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we will be required to demonstrate through multiple Geron-sponsored clinical trials, including larger-scale Phase 3 clinical trials, that imetelstat is safe and effective for use in a diverse population before we can seek to obtain regulatory approval for its commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If we are unable to develop imetelstat in future clinical trials, including Phase 3 clinical trials, our business may fail.

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

Our stockholders who are entitled to receive Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution may realize little or no value from the Series A Distribution and the divestiture of our stem cell assets, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected. *

The completion of our obligations under the Contribution Agreement among us, BioTime and Asterias to effect the Series A Distribution is subject to numerous risks and uncertainties. We may be unable to fully complete the Series A Distribution, including payment of cash in lieu of either fractional shares or shares that would otherwise be distributed to stockholders residing in certain excluded jurisdictions, in a timely manner or at all, in each case as contemplated by the Contribution Agreement. The completion of the Series A Distribution and the distribution by Asterias of the BioTime Warrants may be further delayed, perhaps substantially, or precluded altogether for a variety of reasons over which we have no control, including the failure of BioTime and/or Asterias to obtain or maintain required federal and state registrations and qualifications necessary to enable us to fully complete the Series A Distribution and/or to enable Asterias to complete the distribution of the BioTime Warrants, including maintenance of the continued and ongoing effectiveness of the registration statement that Asterias filed with the United States Securities and Exchange Commission, or SEC, covering the Series A Distribution.

The distribution of the Asterias Series A common stock by us, and the expected distribution of the BioTime Warrants by Asterias, and related transactions, as well as the asset contribution transaction itself, could result in litigation against us, including litigation arising from or related to the value, if any, from the Asterias Series A common stock and/or the BioTime Warrants or our role as a named underwriter with respect to the Series A Distribution, or litigation based on other matters related to the Contribution Agreement or the transactions contemplated thereby, including the delays we experienced with respect to the completion of the Series A Distribution and/or whether we will be able to fully complete the Series A Distribution. For example, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may have attributed substantial financial value to our stem cell assets. If Geron stockholders receiving shares of Asterias Series A common stock in the Series A Distribution believe that the financial value received by them from the divestiture of our former stem cell assets is inadequate, our stock price may decline and litigation may occur. Likewise, litigation against us could also result because Geron stockholders residing in certain excluded jurisdictions will not receive any shares of Asterias Series A common stock, and instead will only receive cash, which may be viewed as inadequate, and which will result in those Geron stockholders having no continuing interest in our divested human embryonic stem cell programs as stockholders or otherwise. In addition, such stockholders would not be eligible to receive BioTime Warrants, if such distribution occurs.

While trading of Asterias Series A common stock has commenced on a “when issued” basis on the OTC Bulletin Board, the existing public market for the Asterias Series A common stock is currently extremely limited, and there is currently no existing public market for the BioTime Warrants. There can be no assurance that an active public market for either the Asterias Series A common stock or BioTime Warrants will ever develop. The absence of a current and potential future active public market for these securities may make it very difficult for holders of Asterias Series A common stock to sell their shares of Asterias Series A common stock or BioTime Warrants and may adversely affect the value of the Asterias Series A common stock and the BioTime Warrants. Additionally, the Asterias Series A common stock may be subject to the SEC’s “penny stock” rules that impose restrictive sales practice requirements on broker-dealers who sell penny stocks and provide for certain additional disclosure requirements in connection with the sale of penny stocks. These rules may have the effect of reducing the level of trading activity for the Asterias Series A common stock. In addition, until such time as the Asterias Series A common stock is listed on a national securities exchange, which may never occur, applicable state securities laws may restrict the states in which and conditions under which Geron stockholders receiving shares of Asterias Series A common stock in the Series A Distribution can sell such shares. For these and other reasons, Geron stockholders receiving shares of Asterias Series A common stock in the Series A Distribution may not be able to sell their shares of Asterias Series A common stock in a timely manner or at an orderly market price, if at all. For these and other reasons, Geron stockholders receiving shares of Asterias Series A common stock in the Series A Distribution may realize little or no value from the divestiture of our stem cell assets, which could expose us to litigation and reputational risk, and our stock price could decline and our business may suffer as a result.

As a result of these and other factors, we may be exposed to a number of risks related to the transactions contemplated by the Contribution Agreement, including declines or fluctuations in our stock price, additional advisor and legal fees, and distractions to our management caused by activities undertaken in connection with resolving any disputes related to the transaction. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition.

We may not be able to successfully manage our growth and expand our operations.

If the FDA lifts the full clinical hold on our IND for imetelstat, or permits us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, we plan to advance imetelstat through clinical trials in the United States and abroad. To do so, we will need to expand our clinical development, regulatory, manufacturing, and corporate capabilities, and contract with additional third parties to support our development efforts. As our operations potentially expand, we expect that we will need to manage new and additional relationships with various development partners, service providers, vendors, suppliers and other third parties. Such potential growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our ongoing development efforts and potential future clinical trials effectively, including obtaining release by the FDA of the current full clinical hold on our IND for imetelstat, or receiving permission from the FDA to allow us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold. If we fail to achieve key development goals, our abilities to grow as a company could be prevented or hindered and we could potentially cease operations.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

Our ability to conduct and complete potential future Geron-sponsored or any investigator-sponsored trials of imetelstat on a timely basis is subject to risks and uncertainties related to factors such as the full clinical hold on our IND for imetelstat, performance by investigator-sponsors, availability of drug supply, patient enrollment and regulatory authorization. *

Further delays or terminations of our potential future clinical trials and of investigator-sponsored trials could be caused by matters such as:

•                  our inability to obtain release by the FDA of the full clinical hold on our IND for imetelstat in a timely manner, or at all, or to have the FDA permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely manner, or at all;

•                  our inability to obtain regulatory clearance to commence subsequent clinical trials in a timely manner, or at all, in the United States or in other countries;

•                  delays in or failure of transferring the investigator’s IND for the Myelofibrosis IST to us;

•                  our inability, after the planned IND Transfer Date, to maintain the IND that we expect to receive from the investigator for the Myelofibrosis IST without such IND being placed on full or partial clinical hold by the FDA;

•                  our inability to properly design, conduct and/or complete potential future Geron-sponsored clinical trials of imetelstat, including the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date;

•                  data showing lack of effectiveness of imetelstat during clinical trials, or results that do not demonstrate statistically significant efficacy;

•                  safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues related to imetelstat in addition to those which have been observed to date in Geron-sponsored or investigator-sponsored trials, whether or not in the same indications or therapeutic areas;

•                  disruptions due to drug supply or quality issues;

•                  failure by independent physicians conducting existing or future investigator-sponsored trials of imetelstat to timely commence, enroll, complete or report data from such investigator-sponsored trials;

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, for example, if the FDA does not lift the full clinical hold of our IND for imetelstat, or permit us to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely fashion, or at all, or if we or future investigators do not obtain regulatory clearance to commence studies of imetelstat for other indications in a timely manner or at all, or if we do not receive acceptance of new manufacturing specifications or procedures or clinical trial protocol amendments by regulatory authorities;

•                  not receiving timely institutional review board or ethics committee approval of clinical trial protocols or protocol amendments;

•                  delays in patient enrollment due to size or nature of patient population, nature of protocols, proximity of patients to clinical sites, availability of effective treatments for the relevant disease and eligibility criteria for the trial;

•                  inability to retain patients to complete clinical trials or to return for post-treatment follow-up;

•                  difficulty in obtaining or accessing necessary clinical data, including additional and future data from the Myelofibrosis IST and the Phase 2 ET and MM trials, which may result in incomplete data sets and/or our inability to provide adequate information to address the FDA’s safety concerns in order to obtain release by the FDA of the full clinical hold on our IND, or permission from the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold;

•                  unavailability of any study-related treatment (including comparator therapy);

•                  lack of adequate funding to continue any clinical trial, including funding requirements resulting from unforeseen costs due to enrollment delays or discontinued participation by patients;

•                  issues with key vendors of clinical services, such as contract research organizations, clinical trial sites and laboratory service providers; or

•                  governmental or regulatory delays in any jurisdiction, whether within or outside of the United States, information requests, clinical holds, including the current full clinical hold on our IND for imetelstat, and changes in regulatory requirements, policies and guidelines.

Clinical development of imetelstat in the United States is dependent on the FDA lifting the full clinical hold on our IND, or permitting us to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, and on us obtaining positive results from existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies, including additional and future data from the Myelofibrosis IST. Our ability to obtain additional and future data from the Myelofibrosis IST in a timely manner is important for our further development of imetelstat for MF, MDS or AML. Accordingly, a delay in the timely completion of the Myelofibrosis IST, including any delay caused by any future clinical hold placed on the investigator’s IND for the Myelofibrosis IST by the FDA, either before or after the planned IND Transfer Date, could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials. Also, adverse safety results from Geron-sponsored or investigator-sponsored trials of imetelstat, including those results that have been reported and those that may in the future be reported from the Myelofibrosis IST, could delay or prevent the initiation or continuation of Geron-sponsored clinical development of imetelstat.

Even if we are able to obtain the release by the FDA of the full clinical hold on our IND for imetelstat, or obtain permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, our enrollment goals for potential future clinical trials of imetelstat and the enrollment goals of independent physicians conducting existing or potential future investigator-sponsored trials of imetelstat, may not be met. In addition, our inability to retain or treat, or the inability of independent physicians conducting investigator-sponsored trials of imetelstat to retain or treat, patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any of our future clinical trials may be overseen by an internal safety monitoring committee, or ISMC, and an ISMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Data that we have received or may in the future receive from independent physician investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely initiation or completion of clinical testing of imetelstat, in clinical trials conducted by us or by independent physician investigators, could increase research and development costs and could prevent or would delay us from obtaining regulatory approval for imetelstat, both of which would likely have a material adverse effect on our business.

Delays in the initiation of, or our inability to initiate, subsequent clinical trials of imetelstat could result in increased costs to us and would delay our ability to generate or prevent us from generating revenues. *

To date, we have not initiated any clinical trials evaluating imetelstat in any hematologic myeloid malignancies (other than ET), including MF. We are currently focused on the development of imetelstat in hematologic myeloid malignancies, other than ET, and clinical development of imetelstat is dependent on the FDA lifting the full clinical hold on our IND or permitting us to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, and on us obtaining positive results from existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies. Because investigator-sponsored trials, including the Myelofibrosis IST, which will not be a Geron-sponsored trial until we assume responsibility as the trial sponsor for the Myelofibrosis IST on the planned IND Transfer Date, are not Geron-sponsored trials, the clinical testing of imetelstat in investigator-sponsored trials requires us to rely on the applicable investigator’s design and conduct of the trial, which we do not control, and it is possible that the FDA or other regulatory agencies will not view these investigator-sponsored trials, including the Myelofibrosis IST, as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of these investigator-sponsored trials or safety concerns or other trial results. Accordingly, failure by physician investigators to properly design or conduct existing or potential future investigator-sponsored trials of imetelstat could produce results that might delay or prevent us from advancing imetelstat into further clinical development. In addition, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from investigator-sponsored trials. Our arrangements with investigators may provide us certain information rights with respect to the trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the trials. If these obligations are breached by the investigators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the trials been Geron-sponsored clinical trials, or if the data cannot be reviewed or verified by us, including the data from the Myelofibrosis IST, then our ability to design and conduct any subsequent Geron-sponsored clinical trials may be adversely affected.

Additionally, the FDA or other regulatory agencies may disagree with our interpretation of clinical data generated by any investigator-sponsored trials. If so, in addition to being required to submit to the FDA preclinical and clinical information sufficient to address the safety concerns raised by the FDA and to otherwise obtain release by the FDA of the full clinical hold on our IND for imetelstat or permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify or confirm the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

In addition to the matters discussed above, the commencement of subsequent clinical trials for imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

•                  our obtaining the release by the FDA of the full clinical hold on our IND for imetelstat in a timely manner, or at all, or obtaining permission from the FDA to study imetelstat for other indications with higher unmet medical need than ET or MM, such as under a partial clinical hold, in a timely manner or at all;

•                  our obtaining regulatory clearance to commence subsequent clinical trials in a timely manner, or at all, in the United States or other countries;

•                  our inability to properly design, conduct and/or complete potential future Geron-sponsored clinical trials of imetelstat, including the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date;

•                  commencing, enrolling or completing clinical trials conducted by physician investigators conducting investigator-sponsored trials, or independent physician investigators promptly or adequately reporting data from such trials;

•                  demonstrating sufficient safety and efficacy in Phase 2 clinical trials that may in the future be conducted by us or independent physician investigators to obtain regulatory clearance to commence subsequent clinical trials;

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

•                  reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the United States or foreign jurisdictions, including contract research organizations, laboratory service providers and trial sites, on all aspects of clinical trials;

•                  obtaining institutional review board or ethics committee approval to conduct clinical trials at prospective clinical trial sites; and

•                  securing and successfully screening appropriate subjects for participation in clinical trials.

Failures or delays with respect to any of these events could adversely affect our ability to initiate, maintain or successfully complete any subsequent clinical trials, which could increase our development costs or could impair our ability to generate revenues, either of which could adversely impact our financial results and have a material adverse effect on our business.

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

We have never conducted large-scale, Phase 3 clinical trials. We cannot be certain that any large-scale, Phase 3 clinical trials of imetelstat that we may design or conduct will begin or be completed in a timely manner, if at all. In order to initiate large-scale, randomized, Phase 3 clinical trials, we will need to obtain regulatory clearances to initiate and then to complete one or more Geron-sponsored Phase 2 clinical trials with positive data generated from those trials. Phase 3 clinical trials also will require additional financial and management resources and reliance on third-party clinical investigators, clinical research organizations, lab service providers, trial sites and consultants. Relying on third-party clinical investigators or clinical research organizations may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

Even if we commit the necessary time and resources, the required regulatory agency clearances and approvals may not be obtained for imetelstat. Even if we obtain regulatory agency clearances and approvals to commence commercial sales of imetelstat, they may entail limitations on the indicated uses or other aspects of the product label for which it can be marketed that could limit the potential commercial use of imetelstat or the approval may be contingent on the performance of costly additional clinical trials which may be required after approval. The occurrence of any of these events could materially adversely affect our business.

Failure to achieve continued compliance with government regulation could delay or halt commercialization of imetelstat, our sole product candidate.

Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including import restrictions, seizure and withdrawal of the product from the market. The future sale by us of any commercially viable product will be subject to government regulation related to numerous matters, including the processes of:

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

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•                  recall or seizure of products;

•                  injunctions against the import, manufacture, distribution, sales and/or marketing of products; and

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

We have been involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against oppositions filed by others. These opposition proceedings required significant time and costs to protect our intellectual property rights. If we are unable to commit these types of resources for our imetelstat patent rights, we could be prevented or limited in the development of imetelstat, which would have a material adverse effect on our business. For example, we have been involved in several patent oppositions before the European Patent Office, or EPO, with a series of companies (GemVax, Pharmexa and KAEL-GemVax) developing GV1001, a cancer vaccine that employs a short telomerase peptide to induce an immune response against telomerase. Pharmexa originally obtained a European patent with broad claims to the use of telomerase vaccines for the treatment of cancer. We opposed that patent and during the opposition proceedings and subsequent appeal the original claims were revoked and, new, narrower claims of the Pharmexa patent were allowed. In February 2010 and in March 2012, GemVax, AS, a company related to KAEL-GemVax, was granted two further related European patents covering its telomerase peptide vaccine, which we also opposed. In March 2013, GemVax, AS amended certain patent claims in these two patents to narrow their scope, and we withdrew our oppositions to GemVax’s patents. On appeal, the Opposition Division, or OD, has approved the amended claims for one patent, and the OD has issued a communication rejecting some claims in the other patent. GemVax may provide arguments against this rejection.

As more groups become engaged in scientific research and product development in the areas of telomerase biology, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, oppositions, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our business by:

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

Our commercial success depends upon our ability to develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including our competitors, have substantial patent portfolios. For example, we are aware that certain potential competitors have or may be prosecuting broad patent estates, and while we believe these patents will expire before imetelstat is commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us in the future. In addition, we may not be aware of all intellectual property rights potentially relating to imetelstat and its uses. Thus, we do not know with certainty that imetelstat, or our intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us would likely be expensive to resolve, and if we are unable to resolve these successfully, could subject us to an injunction which would prevent us from commercializing imetelstat, and could also require us to pay substantial damages. In addition to infringement claims, in the future we may also be subject to other claims relating to intellectual property, such as claims that we have misappropriated the trade secrets of third parties.

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

Accordingly, if the performance of these services is not of the highest quality, or does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from our clinical trials and make the necessary representations or provide the necessary information to regulatory authorities, if at all. In addition, collaborators, licensors or licensees could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones or perform diligence obligations set forth in agreements that we have entered into with others, or if our collaborators, licensors or licensees breach or terminate their agreements with us, our business may be materially harmed.

Our imetelstat development strategy is also dependent on the results of existing and potential future Geron-sponsored and investigator-sponsored clinical trials of imetelstat in hematologic myeloid malignancies, including the Myelofibrosis IST. Because investigator-sponsored trials, including the Myelofibrosis IST, which will not be a Geron-sponsored trial until we assume responsibility as the trial sponsor for the Myelofibrosis IST on the planned IND Transfer Date, are not Geron-sponsored trials, the clinical testing of imetelstat in investigator-sponsored trials requires us to rely on the applicable investigator’s design and conduct of the trial, which we do not control, and it is possible that the FDA or other regulatory agencies will not view these investigator-sponsored trials, including the Myelofibrosis IST, as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of these investigator-sponsored trials or safety concerns or other trial results. Accordingly, failure by physician investigators to properly design or conduct existing or potential future investigator-sponsored trials of imetelstat could produce results that might delay or prevent us from advancing imetelstat into further clinical development. In addition, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from investigator-sponsored trials. Our arrangements with investigators may provide us certain information rights with respect to the trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the trials. If these obligations are breached by the investigators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the trials been Geron-sponsored clinical trials, or if the data cannot be reviewed or verified by us, including the data from the Myelofibrosis IST, then our ability to design and conduct any Geron-sponsored clinical trials may be adversely affected.

Additionally, the FDA or other regulatory agencies may disagree with our interpretation of clinical data generated by any investigator-sponsored trials. If so, in addition to being required to submit to the FDA preclinical and clinical information sufficient to address the safety concerns raised by the FDA and to otherwise obtain release of the full clinical hold on our IND for imetelstat or permission from the FDA to study imetelstat for other indications having higher unmet medical need than ET or MM, such as under a partial clinical hold, the FDA or other regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate potential future Geron-sponsored clinical trials of imetelstat and/or may not accept such additional data as adequate to initiate any such Geron-sponsored clinical trials. Further, if we are unable to verify, confirm or replicate the results from the Myelofibrosis IST or if negative results are obtained, we would likely be further delayed or prevented from advancing imetelstat into further clinical development and might decide to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

Our ability to manufacture imetelstat is uncertain because we must rely on third parties for manufacturing.

We rely on other companies for certain process development, supply of starting materials, manufacturing of drug substance and drug product or other technical and scientific work with respect to imetelstat, but we do not have direct control over their personnel or operations. We rely on these manufacturers to produce and deliver sufficient quantities of imetelstat to support our clinical trials, including investigator-sponsored trials, on a timely basis and to comply with applicable regulatory requirements. If these companies do not perform the work which they are contracted to perform, fail to comply with applicable cGMP regulations, do not complete the work within the expected timelines, fail to produce materials which are suitable for use in clinical trials or choose to exit the business, our ability to develop or manufacture imetelstat could be significantly harmed. For example, we may need to change one or more of our suppliers due to these or other reasons and the change could lead to delays in drug supply. Manufacturing delays could adversely impact the initiation or completion of ongoing or future Geron-sponsored clinical trials and investigator-sponsored clinical trials.

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

We rely extensively upon and have relationships with investigators, scientific consultants, collaborators and contractors at academic, commercial and other institutions. Some of the investigators, scientific consultants, collaborators and contractors upon whom we rely conduct research and development activities at our request or initiate investigator-sponsored clinical trials to test imetelstat, and others assist us in formulating and/or executing our research and development, clinical or regulatory strategy or other matters related to imetelstat. These investigators, scientific consultants, collaborators and contractors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these investigators, scientific consultants, collaborators and contractors and, except as otherwise required by our agreements with them, can expect only limited amounts of their time to be dedicated to our activities. If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop imetelstat could be significantly harmed.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

We have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations.

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2014, our accumulated deficit was approximately $909.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as our clinical development activities continue, our operating losses may increase in size.

Substantially all of our revenues to date have been research support payments under collaborative agreements and milestones, royalties and other revenues from our licensing arrangements. We may be unsuccessful in entering into any new corporate collaboration, partnership or license agreements that result in revenues, or existing collaborative agreements or license arrangements may be terminated or expire. Any revenues generated from ongoing collaborative agreements and revenues from our licensing arrangements will not be sufficient alone to continue or expand our research or development activities and otherwise sustain our operations.

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

•                  changes in our development plans for imetelstat, including changes which may result from the current or any future clinical holds on our IND or any other INDs, including the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, for imetelstat;

•                  our ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the magnitude and scope of our imetelstat research and development program, including the number of indications we may pursue, subject to permission from the FDA;

•                  the progress made, if any, in our imetelstat research and development program, including existing or potential future Geron-sponsored and investigator-sponsored clinical trials;

•                  our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing of imetelstat;

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  expenses associated with the pending and potential additional related purported securities lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Our ability to raise additional funds will be severely impaired if we are unable to obtain the release of the current or any future clinical holds on our IND or any other INDs, including the investigator’s IND for the Myelofibrosis IST that we expect to be transferred to us on the planned IND Transfer Date, for imetelstat, or if imetelstat fails to show adequate safety or efficacy in existing or potential future Geron-sponsored and investigator-sponsored clinical trials, including the Myelofibrosis IST.

Further, in the event that we obtain additional funds through arrangements with collaborators or partners, these arrangements may require us to relinquish some or all of our rights to imetelstat, which could adversely affect our future business or operations. If sufficient capital is not available, we may be required to delay, reduce the scope of, suspend or eliminate some or all of the elements of our imetelstat program, any of which could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.

Historically, our stock price has been extremely volatile. Between July 1, 2004 and June 30, 2014, our stock has traded as high as $12.18 per share and as low as $0.91 per share. Between July 1, 2011 and June 30, 2014, the price has ranged between a high of $7.79 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

•                  announcements regarding our research and development of imetelstat, including clinical trial results or delays in any future clinical trials of imetelstat, or announcements regarding the results of or delays in clinical trials of imetelstat, and investor perceptions thereof;

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

•                  our ability to fully complete the Series A Distribution and perception by our stockholders about the adequacy of the consideration received for the divestiture of our stem cell assets to Asterias;

•                  the demand in the market for our common stock;

•                  the experimental nature of imetelstat;

•                  fluctuations in our operating results;

•                  our declining cash balance as a result of operating losses;

•                  general market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries;

•                  announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborators, licensees, partners or our competitors;

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

We and certain of our officers have been named as defendants in three purported securities lawsuits, two of which are securities class action lawsuits, and certain of our officers and directors have been named as defendants in a derivative lawsuit. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits and any other lawsuits to which we are subject will be costly to defend or pursue and are uncertain in their outcome. *

Securities-related class action lawsuits and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET/PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

On March 28, 2014, a second purported securities class action lawsuit was commenced in the California District Court, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

On June 30, 2014, both of the foregoing lawsuits, or the Class Action Lawsuits, were consolidated for all purposes, and a lead plaintiff and lead counsel were appointed by the California District Court. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits by September 19, 2014, and our response to the consolidated amended complaint is due by November 19, 2014.

On June 6, 2014, a purported securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the Class Action Lawsuits, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

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

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

In addition, if the results of our business activities are not successful, including without limitation, if:

•                  we are unable to successfully conduct and complete the Myelofibrosis IST after we assume responsibility as the trial sponsor for the Myelofibrosis IST on the planned IND Transfer Date or we are otherwise unable to continue development of imetelstat due to regulatory actions, such as the full clinical hold placed by the FDA on our IND for imetelstat in March 2014, or if we are unable to cause the FDA to lift the full clinical hold, or grant us a partial clinical hold, on our IND for imetelstat;

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

our stock price would likely decline further, and additional future litigation may result. A decision adverse to our interests in the current or potential future lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. In addition, the conduct of clinical trials, including any subsequent clinical trials of imetelstat and any investigator-sponsored trials, are inherently risky and may expose us to liability for matters such as patient injury or death, or for any failure to meet regulatory and compliance requirements. Monitoring, initiating and defending against legal actions, including the currently pending lawsuits, are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of the currently pending lawsuits and any future litigation could lead to increased volatility in our stock price and a decrease in the value of your investment in our common stock.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of June 30, 2014, we had 300,000,000 shares of common stock authorized for issuance and 156,861,841 shares of common stock outstanding. In addition, we had reserved 33,576,874 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2014. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

Future sales of our common stock, including pursuant to our sales agreement with MLV, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. In addition, under the universal shelf registration statement filed by us in July 2012 and declared effective by the SEC in October 2012, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $96.5 million. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities which could negatively affect the market price of our common stock and the return on your investment.

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

Other than the anticipated completion of the Series A Distribution, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.

Our stockholders may incur U.S. federal income taxes as a result of the Series A Distribution, and non-U.S. stockholders may be subject to withholding taxes with respect to the Series A Distribution. *

The Series A Distribution does not qualify as a tax-free spin-off under Section 355 of the Code. Accordingly, the fair market value of the Asterias Series A common stock at the time of the Series A Distribution and the amount of any cash distributed could be treated as dividend income for U.S. federal income tax purposes for Geron stockholders receiving shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution to the extent made out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles), if any. Because the amount of our 2014 current earnings and profits, if any, cannot be known before the end of 2014 and because we have not performed a formal study of our accumulated earnings and profits as of the end of 2013, we can provide no assurance that the Series A Distribution will not result in any dividend income to Geron stockholders receiving shares of Asterias Series A common stock, or cash in lieu thereof, in the Series A Distribution. Similarly, we can provide no assurance that the distribution of BioTime Warrants by Asterias, if it occurs, will not result in dividend income. Any gain recognized by a Geron stockholder from the Series A Distribution or the distribution of the BioTime Warrants will be short-term capital gain if the Geron stockholder has held our stock or, as applicable, the Asterias Series A common stock for one year or less at the time of the relevant distribution.

If any dividend income or gain were recognized by Geron stockholders with respect to the Series A Distribution, then Geron stockholders could incur U.S. federal income taxes with respect to the receipt of such distribution. Similarly, if any dividend income or gain were recognized by Geron stockholders with respect to the distribution by Asterias of the BioTime Warrants, if the distribution were to occur, Geron stockholders could incur U.S. federal income taxes with respect to the receipt of such distribution. In addition, non-U.S. Geron stockholders may be subject to U.S. federal withholding. The lack of an active market for the Asterias Series A common stock could limit or preclude the sale of a sufficient quantity of Asterias Series A common stock to satisfy such potential tax liabilities. As a result, Geron stockholders who receive shares of Asterias Series A common stock may incur tax liabilities as a result of the Series A Distribution, but be unable to realize value from shares of any Asterias Series A common stock distributed by Geron and/or the BioTime Warrants to be distributed by Asterias.

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

Our future success depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and scientific staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented or the full clinical hold the FDA has placed on our IND could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and scientific personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.

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

GERON CORPORATION

Date: August 11, 2014	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	Geron Corporation 2014 Employee Stock Purchase Plan *	10.1	8-K	May 23, 2014	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 11, 2014
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 11, 2014
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2014 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Condensed Financial Statements

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