Form 10-Q
period 2015-03-31
GERON CORP
filed 2015-05-07
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 30, 2015:
Common Stock, $0.001 par value	158,087,513 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2015	2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,182	$42,796
Restricted cash	266	266
Marketable securities	135,655	108,645
Interest and other receivables	1,190	963
Prepaid assets	604	736
Total current assets	147,897	153,406
Noncurrent marketable securities	17,739	18,932
Property and equipment, net	171	173
	$165,807	$172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,180	$1,033
Accrued compensation and benefits	2,135	4,213
Accrued collaboration charges	626	—
Accrued restructuring charges	316	—
Accrued liabilities	1,375	1,537
Deferred revenue	35,000	35,000
Fair value of derivatives	—	16
Total current liabilities	40,632	41,799
Commitments and contingencies
Stockholders’ equity:
Common stock	158	157
Additional paid-in capital	1,062,782	1,059,072
Accumulated deficit	(937,748)	(928,433)
Accumulated other comprehensive loss	(17)	(84)
Total stockholders’ equity	125,175	130,712
	$165,807	$172,511

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Revenues:
License fees and royalties	$537	$474

Operating expenses:
Research and development	4,987	5,211
Restructuring charges	406	—
General and administrative	4,600	3,994
Total operating expenses	9,993	9,205
Loss from operations	(9,456)	(8,731)
Unrealized gain on derivatives	16	224
Interest and other income	149	83
Interest and other expense	(24)	(16)
Net loss	$(9,315)	$(8,440)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Shares used in computing basic and diluted net loss per share	157,547,568	143,465,818

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net loss	$(9,315)	$(8,440)
Net unrealized gain (loss) on marketable securities	67	(76)
Comprehensive loss	$(9,248)	$(8,516)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,315)	$(8,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	15
Accretion and amortization on investments, net	629	606
Stock-based compensation for services by non-employees	67	65
Stock-based compensation for employees and directors	2,013	1,641
Amortization related to 401(k) contributions	154	12
Unrealized gain on derivatives	(16)	(224)
Changes in assets and liabilities:
Other current and noncurrent assets	(95)	(646)
Other current liabilities	(1,151)	(2,534)
Net cash used in operating activities	(7,705)	(9,505)

Cash flows from investing activities:
Purchases of property and equipment	(7)	—
Purchases of marketable securities	(78,869)	(107,144)
Proceeds from maturities of marketable securities	52,490	17,363
Net cash used in investing activities	(26,386)	(89,781)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,477	97,620
Net cash provided by financing activities	1,477	97,620
Net decrease in cash and cash equivalents	(32,614)	(1,666)
Cash and cash equivalents at the beginning of the period	42,796	12,990
Cash and cash equivalents at the end of the period	$10,182	$11,324

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2014, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date.

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

Because we are in a net loss position, diluted loss per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,122,123 and 5,596,655 shares for the three months ended March 31, 2015 and 2014, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury stock method at the estimated average market value).

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from four to 20 months.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2015 and 2014. See Note 2 on Fair Value Measurements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Fair Value of Derivatives

For non-employee options classified as liabilities, the fair value of these instruments is recorded on the condensed balance sheet at inception and adjusted to fair value at each financial reporting date. The change in fair value of the non-employee options is recorded in the condensed statements of operations as unrealized gain (loss) on derivatives. Fair value of non-employee options is estimated using the Black Scholes option-pricing model. The non-employee options continue to be reported as a liability until such time as the instruments are exercised or expire or are otherwise modified to remove the provisions which require this treatment, at which time these instruments are marked to fair value and reclassified from liabilities to stockholders’ equity. As of March 31, 2015, all non-employee options classified as liabilities expired unexercised. For non-employee options classified as permanent equity, the fair value of the non-employee options is recorded in stockholders’ equity as of their respective vesting dates and no further adjustments are made. See Note 2 on Fair Value Measurements.

Revenue Recognition

In general, we recognize revenue for each unit of accounting when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed or determinable, and (d) collectability is reasonably assured. Amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as noncurrent deferred revenue.

License and/or Collaboration Agreements

In addition to the exclusive collaboration and license agreement, or Collaboration Agreement, that we entered into with Janssen Biotech, Inc., or Janssen, in November 2014 (which is more fully described in Note 3 on Collaboration and License Agreement), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

Royalties are recognized as earned in accordance with contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received. Revenue from commercial milestone payments is accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Restricted Cash

Restricted cash consists of funds maintained in a separate certificate of deposit account for credit card purchases.

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost-sharing arrangements with collaborators and research-related overhead. Research and development costs are expensed as incurred, including payments made under our license agreements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Clinical Trial Costs

A significant component of our research and development expenses has historically been clinical trial costs. Substantial portions of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for preclinical studies performed by our vendors based on certain estimates over the term of the service period and adjust our estimates as required. We accrue expenses for our clinical trial activities performed by CROs based upon the estimated amount of work completed on each study. For our clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites and the duration for which the patients have been enrolled in the study. Pass through costs from CROs include, but are not limited to, regulatory expenses, investigator fees, lab fees, travel costs and other miscellaneous costs, including shipping and printing fees. We accrue pass through costs based on estimates of the amount of work completed for the clinical trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2015 and 2014 which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Research and development	$622	$589
Restructuring charges	90	—
General and administrative	1,301	1,052
Stock-based compensation expense included in operating expenses	$2,013	$1,641

In connection with a restructuring we announced in March 2015, the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring was extended from 90 days to one year from their respective termination dates, subject to each employee’s continuous service until his/her specified termination date. The incremental value associated with these stock option modifications is being recognized as non-cash stock-based compensation expense over each employee’s remaining service period with the Company and recorded as restructuring charges on our condensed statements of operations as reflected in the table above. See Note 4 on Restructuring for a further discussion of the March 2015 restructuring.

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the three months ended March 31, 2015 and 2014 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility	0.884	0.922
Risk-free interest rate range	1.70%	1.64% to 1.92%
Expected term	5.5 yrs	5.5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2015 and 2014 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility range	0.721 to 1.392	0.835 to 1.062
Risk-free interest rate range	0.11% to 0.25%	0.09% to 0.15%
Expected term range	6 – 12 mos	6 – 12 mos

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material impact on our financial statements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$7,231	$—	$—	$7,231
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$401	$—	$(1)	$400
Government-sponsored enterprise securities (due in 1 to 2 years)	5,806	—	(1)	5,805
Commercial paper (due in less than 1 year)	28,963	33	—	28,996
Corporate notes (due in less than 1 year)	106,305	10	(56)	106,259
Corporate notes (due in 1 to 2 years)	11,936	2	(4)	11,934
	$153,411	$45	$(62)	$153,394

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$40,342	$—	$—	$40,342
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$401	$—	$(1)	$400
Government-sponsored enterprise securities (due in 1 to 2 years)	6,556	—	(7)	6,549
Commercial paper (due in less than 1 year)	10,985	14	—	10,999
Corporate notes (due in less than 1 year)	97,307	2	(63)	97,246
Corporate notes (due in l to 2 years)	12,412	—	(29)	12,383
	$127,661	$16	$(100)	$127,577

Marketable securities with unrealized losses at March 31, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2015:
Government-sponsored enterprise securities (due in less than 1 year)	$400	$(1)	$—	$—	$400	$(1)
Government-sponsored enterprise securities (due in 1 to 2 years)	5,805	(1)	—	—	5,805	(1)
Corporate notes (due in less than 1 year)	80,083	(56)	—	—	80,083	(56)
Corporate notes (due in 1 to 2 years)	6,012	(4)	—	—	6,012	(4)
	$92,300	$(62)	$—	$—	$92,300	$(62)
As of December 31, 2014:
Government-sponsored enterprise securities (due in less than 1 year)	$400	$(1)	$—	$—	$400	$(1)
Government-sponsored enterprise securities (due in 1 to 2 years)	5,549	(7)	—	—	5,549	(7)
Corporate notes (due in less than 1 year)	92,989	(63)	—	—	92,989	(63)
Corporate notes (due in 1 to 2 years)	12,383	(29)	—	—	12,383	(29)
	$111,321	$(100)	$—	$—	$111,321	$(100)

The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of March 31, 2015 and December 31, 2014 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2015 and December 31, 2014 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed balance sheets. These options are marked to fair value at each reporting period, and upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. As of December 31, 2014, non-employee options to purchase 284,600 shares of our common stock at an exercise price of $6.39 per share with a fair value of $16,000 were outstanding and classified as derivative liabilities. On March 31, 2015, these non-employee options expired unexercised. Accordingly, we have not reclassified any derivative liabilities to stockholders’ equity for any non-employee option exercises during the three months ended March 31, 2015.

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2015 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$7,231	$—	$—	$7,231
Government-sponsored enterprise securities(2)(3)	—	6,205	—	6,205
Commercial paper(2)	—	28,996	—	28,996
Corporate notes(2)(3)	—	118,193	—	118,193
Total	$7,231	$153,394	$—	$160,625

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets / Liabilities	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$40,342	$—	$—	$40,342
Government-sponsored enterprise securities(2)(3)	—	6,949	—	6,949
Commercial paper(2)	—	10,999	—	10,999
Corporate notes(2)(3)	—	109,629	—	109,629
Total	$40,342	$127,577	$—	$167,919

Liabilities:
Derivatives(4)	$—	$—	$16	$16

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

MARCH 31, 2015

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2015, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain in the table below includes changes in fair value due in part to observable factors that are part of the methodology. As of March 31, 2015, all non-employee options classified as derivative liabilities within the Level 3 fair value category expired unexercised.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Three Months Ended March 31, 2015
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	March 31,	Held at
(In thousands)	2014	Earnings(1)	Issuances	Settlements	Level 3	2015	March 31, 2015
Derivative liabilities	$16	$(16)	$—	$—	$—	$—	$—

(1)         Reported as unrealized gain on derivatives in our condensed statements of operations.

3. COLLABORATION AND LICENSE AGREEMENT

In November 2014, we and Janssen entered into the Collaboration Agreement to develop and commercialize imetelstat worldwide for oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Under the Collaboration Agreement, we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all indications, and Janssen is responsible for the development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat worldwide. Upon the early termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Collaboration Agreement became effective on December 15, 2014. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which has been classified as deferred revenue on our condensed balance sheets as of March 31, 2015 and December 31, 2014.

Under the Collaboration Agreement, development of imetelstat will initially proceed under a mutually agreed joint clinical development plan, or CDP, which includes two agreed upon Phase 2 studies to be pursued initially and conducted by Janssen, one in myelofibrosis, or the Initial Phase 2 MF Study, and one in myelodysplastic syndrome, or the Initial Phase 2 MDS Study. Development costs for the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study will be shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in 2015. As of March 31, 2015, accrued collaboration charges of $626,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred under the imetelstat collaboration during the three months ended March 31, 2015.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

In the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such election, the Continuation Election), we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of the Continuation Election, and would be eligible to receive additional potential payments of up to $470,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the Co-Promotion Option, to provide 20% of the U.S. selling effort with sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining a sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond the Initial Phase 2 MF Study or Initial Phase 2 MDS Study would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of the Continuation Election plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

Under the terms of the Collaboration Agreement, we and Janssen created a joint governance structure, including joint development and steering committees and working groups, to oversee and manage worldwide regulatory, development and manufacturing work under the joint CDP and promotional activities (assuming we exercises the U.S. Opt-In Rights) for imetelstat, with Janssen responsible for the operational implementation of those activities. In addition, either of the parties may propose to the joint development committee imetelstat development for any new indications not then provided for in the joint CDP and if the parties agree such development should be conducted outside of the joint CDP, each of Geron and Janssen would be entitled to independently undertake such development at its own cost, subject to the other party’s obligation to provide reimbursement for its specified portion of the costs plus a premium for such independent development following marketing approval of imetelstat in such newly proposed indication as a result of such independent development. In the event that we do not exercise the U.S. Opt-In Rights following Janssen’s Continuation Election, the joint governance structure under the Collaboration Agreement would be dissolved, a joint oversight committee would monitor the progress of the collaboration, and we would have no further rights to conduct any independent imetelstat development.

After a Continuation Election by Janssen, the Collaboration Agreement would remain in effect until the expiration of the last-to-expire patent or the royalty obligations on sales of imetelstat cease, unless terminated earlier. If Janssen does not effect a Continuation Election, then the Collaboration Agreement would terminate and all rights to the imetelstat program would revert to us. Janssen may terminate the Collaboration Agreement at any time for convenience and due to a safety-related concern. If a notice of termination from Janssen occurs, we would be entitled to certain continued operational support and cost-sharing under various circumstances and all rights to the imetelstat program would revert to us.

The terms of the Collaboration Agreement contain multiple deliverables, which include at inception: (i) exclusive worldwide rights to develop and commercialize imetelstat for all indications, (ii) transfer of know-how and intellectual property, including our obligation to procure supply for manufacturing imetelstat for up to nine months after the effective date of the Collaboration Agreement, (iii) participation on the joint steering committees and working groups and (iv) potential participation in selling imetelstat in the United States, if approved for commercial sale. We concluded the license for exclusive worldwide rights to develop and commercialize imetelstat has standalone value to Janssen based on the technical and financial resources of Janssen, including Janssen’s drug development experience, sizeable employee base with specific experience in hematologic malignancies, and

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

sufficient capital to independently develop imetelstat on a global basis. Since Janssen has final decision-making authority in the event a unanimous decision cannot be reached by the joint steering committees, we determined our participation on the joint steering committees does not represent a non-contingent deliverable under the Collaboration Agreement. In addition, we determined our potential participation in selling imetelstat in the United States does not represent a non-contingent deliverable because such participation is uncertain and dependent on the drug being approved for commercial sale, which is not within our control. Accordingly, we have determined delivery of the license rights granted by us to Janssen, together with our performance of the technology transfer-related activities, represents the sole non-contingent deliverable under the Collaboration Agreement. Therefore, we have accounted for our delivery of the license rights and our performance of the technology transfer-related activities as a single unit of accounting. We currently expect completion of the technology transfer-related activities to occur by September 30, 2015 at which point we expect to fully recognize the $35,000,000 upfront payment from Janssen as license fee revenue on our condensed statement of operations. As a result, we have not recognized any revenue related to the Collaboration Agreement for the three months ended March 31, 2015.

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of the Continuation Election, (ii) the Full U.S. Rights Fee if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development, regulatory or commercial milestones, represent substantive milestones. Consequently, we will recognize revenue for these payments in their entirety upon successful accomplishment of the respective milestone. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, will be recognized as revenue when earned.

4. RESTRUCTURING

In light of projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. We expect the majority of the reduction in our workforce to be completed by the end of the second quarter of 2015. In connection with this restructuring, we expect to record aggregate restructuring charges of approximately $1,748,000 related to one-time termination benefits which will be recognized on a pro-rata basis commencing from the date of announcement over the specified remaining service periods for the employees affected by the restructuring. For the three months ended March 31, 2015, we recognized $406,000 in restructuring charges for the pro-rata portion of the one-time termination benefits, which included $90,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. The majority of the remaining projected restructuring charges is expected to be recorded during the second quarter of 2015. We may incur other charges associated with this restructuring. Such charges, if any, will be recorded as they are determined. We expect this restructuring to be completed in 2015 and result in aggregate cash expenditures of approximately $1,377,000, the majority of which is expected to be paid in 2015. As of March 31, 2015, we have not made any payments in connection with this restructuring.

The components relating to the restructuring, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed balance sheet as of March 31, 2015, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2014	$—
Restructuring charges	406
Adjustments or non-cash credits, including non-cash stock-based compensation expense	(90)
Ending accrual balance as of March 31, 2015	$316

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

Purported Securities and Derivative Lawsuits

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported securities class action lawsuit was commenced in the California District Court, and on June 6, 2014, a third purported securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class actions filed in the California District Court and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the purported securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the class actions. On November 18, 2014, we filed a motion with the California District Court to dismiss the consolidated amended complaint. The plaintiff’s opposition to our motion to dismiss was filed on January 20, 2015, and we filed our reply in support of our motion to dismiss on February 25, 2015. A hearing on the motion to dismiss the consolidated amended complaint occurred on April 10, 2015. At the hearing, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuit are pending further developments in the purported securities class action lawsuit. We intend to vigorously defend against the claims alleged and to seek dismissal of the lawsuit.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

6. STOCKHOLDERS’ EQUITY

On March 31, 2015, warrants to purchase 235,000 shares of our common stock were exercised at an exercise price of $3.75 per share. We received cash proceeds of approximately $881,000 from the exercise of these warrants.

7. SEGMENT INFORMATION

Our executive management team represents our chief decision maker. We view our operations as one segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

8. CONDENSED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Three Months Ended March 31,
(In thousands)	2015	2014
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$—	$313
Reclassification of deposits to other current assets	—	4
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	67	(76)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expect,” “plan,” “intend,” “will,” “should,” “project,” “believe,” “predict,” “anticipate,” “estimate,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2015.

We are a clinical stage biopharmaceutical company focused on the collaborative development of a telomerase inhibitor, imetelstat, in hematologic myeloid malignancies. The discovery and early development of imetelstat, our sole product candidate, was based on our core expertise in telomerase and telomere biology. Telomerase is an enzyme that enables cancer cells, including malignant progenitor cells, to maintain telomere length, which provides them with the capacity for limitless, uncontrolled proliferation. Using our proprietary nucleic acid chemistry, we designed imetelstat to be an oligonucleotide that targets and binds with high affinity to the active site of telomerase, thereby directly inhibiting telomerase activity and impeding malignant cell proliferation. Molecular responses in essential thrombocythemia, or ET, and remission responses, including reversal of bone marrow fibrosis, in myelofibrosis, or MF, suggest imetelstat has disease-modifying activity by inhibiting the progenitor cells of the malignant clone for the underlying disease in a relatively selective manner.

In November 2014, we entered into an exclusive collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which has been classified as deferred revenue on our condensed balance sheets as of March 31, 2015 and December 31, 2014. Additional consideration that we may receive under the Collaboration Agreement includes payments up to a potential total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat.

Under the Collaboration Agreement, Janssen is responsible for developing, manufacturing and commercializing, and seeking regulatory approval for, imetelstat worldwide. Development of imetelstat will proceed under a mutually agreed clinical development plan, which includes two Phase 2 studies to be pursued initially and conducted by Janssen, one in MF, referred to as the Initial Phase 2 MF Study, and one in myelodysplastic syndrome, referred to as the Initial Phase 2 MDS Study. We expect that Janssen will initiate the Initial Phase 2 MF Study in mid-2015 and the Initial Phase 2 MDS Study at the end of 2015. In addition, the clinical development plan may also include additional, possible registration studies in MF and myelodysplastic syndrome, or MDS, and possible exploratory Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. As part of the study start-up activities, study design information for the Initial Phase 2 MF Study was posted on clinicaltrials.gov. The list of participating clinical trial sites, including multiple sites in the United States and Europe, will be updated on an ongoing basis. The study is not yet open for enrollment.

In March 2015, we transferred our investigational new drug application, or IND, for imetelstat to Janssen, as required by the Collaboration Agreement. In addition, in March 2015, we transferred to Janssen the IND that we received in September 2014 from Dr. Ayalew Tefferi at Mayo Clinic, under which we had assumed responsibility as trial sponsor for the investigator-initiated clinical trial evaluating imetelstat in patients with MF, or the MF Pilot Study. Upon transfer of the IND for the MF Pilot Study to Janssen in March 2015, Janssen assumed responsibility as trial sponsor for the MF Pilot Study. For a further discussion regarding the Collaboration Agreement, see Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

In light of projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions, representing a reduction of approximately 46% of our workforce at that time. We expect the majority of the reduction in our workforce to be completed by the end of the second quarter of 2015. For a further discussion regarding the organizational resizing, see Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q.

We believe our current operational and financial resources, including the upfront payment received from Janssen under the Collaboration Agreement, may enable us to acquire other oncology products, programs or companies to diversify our business.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. Our revenues for 2015 are expected to primarily consist of revenue from the upfront payment from Janssen upon the completion of imetelstat technology transfer-related activities in 2015, and future revenues are substantially dependent on Janssen successfully developing and commercializing imetelstat in accordance with the Collaboration Agreement. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

As of March 31, 2015, we had an accumulated deficit of $937.7 million. The significance of future losses will depend on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we acquire other oncology products, programs or companies to diversify our business. We expect to experience negative cash flow for the foreseeable future. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat, which is our sole product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of March 31, 2015, we had cash, restricted cash, cash equivalents and marketable securities of $163.8 million compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of research and development efforts in collaboration with Janssen and whether we acquire other oncology products, programs or companies to diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of our sole product candidate, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we rely on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

In addition to the Collaboration Agreement with Janssen, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $375,000 for the three months ended March 31, 2015, compared to $350,000 for the comparable 2014 period related to our various agreements. The increase in license fee revenues for the three months ended March 31, 2015 compared to the comparable 2014 period primarily reflects additional license fees for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. We recognized royalty revenues of $162,000 for the three months ended March 31, 2015, compared to $124,000 for the comparable 2014 period on product sales of telomerase detection and telomere measurement kits to the research-use-only market and cell-based research products.

As of March 31, 2015, we have not recognized any revenue related to the Collaboration Agreement since we have determined that the sole non-contingent deliverable under the Collaboration Agreement is our delivery of the license rights to Janssen and our complete performance of the technology transfer-related activities. We currently expect completion of the technology transfer-related activities to occur by September 30, 2015, at which point we expect to fully recognize the $35.0 million upfront payment from Janssen as license fee revenue. We expect our revenues for 2015 to primarily consist of license fee revenue from the upfront payment from Janssen under the Collaboration Agreement upon our completion of the technology transfer-related activities in 2015. Any future license fee and royalty revenues are substantially dependent on Janssen successfully developing and commercializing imetelstat in accordance with the Collaboration Agreement. See further discussion of revenue recognition for the Collaboration Agreement in Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q. Future license fee and royalty revenues are also dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

Research and Development Expenses

For our imetelstat research and development program, we incur direct external, personnel related and other research and development costs. During the three months ended March 31, 2015 and 2014, imetelstat was our sole research and development program. Direct external expenses primarily consist of costs paid to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. For the three months ended March 31, 2015, direct external expenses also include costs incurred by Janssen that represent our proportionate share of research and development costs incurred under the imetelstat collaboration. Personnel related expenses primarily consist of salaries and wages, stock based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance.

Research and development expenses were $5.0 million for the three months ended March 31, 2015 compared to $5.2 million for the comparable 2014 period. The decrease in research and development expenses for the three months ended March 31, 2015 compared to the comparable 2014 period primarily reflects the net result of lower direct external expenses due to reduced costs for the manufacturing of imetelstat drug product, partially offset by increased costs for the development of imetelstat in hematologic myeloid malignancies in connection with our collaboration with Janssen. During the remainder of 2015, we expect direct external research and development expenses to increase as the development of imetelstat advances in collaboration with Janssen. The increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the recently announced organizational resizing.

Research and development expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)
Direct external expenses	$1,801	$1,924
Personnel related expenses	2,602	2,685
All other expenses	584	602
Total research and development expenses	$4,987	$5,211

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize imetelstat. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub-sections entitled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10-Q.

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we expect to record aggregate restructuring charges of approximately $1.7 million related to one-time termination benefits which will be recognized on a pro-rata basis commencing from the date of announcement over the specified remaining service periods for the employees affected by the restructuring. For the three months ended March 31, 2015, we recognized $406,000 in restructuring charges for the pro-rata portion of the one-time termination benefits, which included $90,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. The majority of the remaining projected restructuring charges is expected to be recorded during the second quarter of 2015, and we expect to complete the restructuring in 2015. We expect the resizing will reduce our personnel-related costs by approximately $5.0 million on an annualized basis. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended March 31, 2015, compared to $4.0 million for the comparable 2014 period. The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the comparable 2014 period is primarily the result of higher non-cash stock-based compensation expense, increased legal costs associated with the purported securities lawsuits and the derivative lawsuit filed against us and/or certain of our officers and directors and higher consulting costs associated with our business development efforts to diversify our sole product candidate development risk by identifying and seeking to acquire or in-license new product opportunities for development. We expect general and administrative expenses to increase during the remainder of 2015 as we continue to defend against the lawsuits filed against us and proceed with our business development efforts.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred unrealized gains on derivatives of $16,000 for the three months ended March 31, 2015, compared to $224,000 for the comparable 2014 period. The unrealized gains on derivatives for the three months ended March 31, 2015 reflected a decline in the fair values of options held by non-employees that expired unexercised during the respective period. The unrealized gains on derivatives for the three months ended March 31, 2014 reflected a decline in the fair values of options held by non-employees primarily as a result of a decrease in the market value of our common stock during the respective period.

Interest and Other Income

Interest income was $149,000 for the three months ended March 31, 2015, compared to $83,000 for the comparable 2014 period. The increase in interest income for the three months ended March 31, 2015 compared to the comparable 2014 period is primarily due to an increase in our marketable securities portfolio as a result of the receipt of $35.0 million from Janssen as an upfront payment in December 2014 upon the effectiveness of the Collaboration Agreement. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $24,000 for the three months ended March 31, 2015, compared to $16,000 for the comparable 2014 period. The increase in interest and other expense for the three months ended March 31, 2015 compared to the comparable 2014 period is primarily due to higher bank charges related to the increase in our cash and investment balances as a result of the receipt of $35.0 million from Janssen as an upfront payment in December 2014 upon the effectiveness of the Collaboration Agreement.

Net Loss

Net loss was $9.3 million for the three months ended March 31, 2015, compared to $8.4 million for the comparable 2014 period. The increase in net loss for the three months ended March 31, 2015 compared to the comparable 2014 period is primarily due to increased costs for the development of imetelstat in collaboration with Janssen, restructuring charges associated with our March 2015 organizational resizing and higher general and administrative expenses for non-cash stock-based compensation expense, legal fees associated with the purported securities lawsuits and consulting fees associated with our business development efforts, partially offset by reduced costs for the manufacturing of imetelstat drug product.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at March 31, 2015 were $163.8 million, compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2015 was the result of cash being used for operations.

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

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan under the Collaboration Agreement, and to otherwise support the future growth of our business through the acquisition and/or licensing of other oncology products, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our sales agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement, whether we then elect our option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs for imetelstat under the Collaboration Agreement;

•                  to the extent permitted under the Collaboration Agreement, whether we independently pursue imetelstat development under our own independent development plan;

•                  our potential reimbursement obligations to Janssen if any data from a Janssen independent development plan support approval by a regulatory agency in the United States or other countries;

•                  the achievement of development, regulatory and commercial milestones resulting in the payment to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

•                  changes or delays in our and Janssen’s development plans for imetelstat, including changes which may result from any future clinical holds on the INDs for imetelstat, including the IND for the MF Pilot Study, both of which we transferred to Janssen in March 2015;

•                  Janssen’s ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization for imetelstat, including the number of indications being pursued, subject to permission from the Food and Drug Administration, or FDA;

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  Janssen’s ability to successfully market and sell imetelstat, upon regulatory approval or clearance, in the United States and other countries;

•                  if we exercise our U.S. Opt-In Rights, our decision to also exercise our co-promotion option under the Collaboration Agreement with Janssen, or the U.S. Co-Promotion Option, including the costs and timing of building a U.S. sales force;

•                  the timing, receipt and amount of royalties under the Collaboration Agreement on worldwide net sales of imetelstat, upon regulatory approval or clearance, if any;

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias Biotherapeutics, Inc., or Asterias, upon development, regulatory approval or clearance, if any;

•                  the sales price and availability of adequate third-party reimbursement for imetelstat;

•                  the cost of acquiring and/or licensing any new product candidates, if any;

•                  expenses associated with the pending and potential additional related purported securities class action lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations.

Under the Collaboration Agreement, following the protocol specified primary analysis of the Initial Phase 2 MF Study, or a certain time period after the initiation of the first Phase 3 MF study, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to Janssen under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. If the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. Additional financing through public or private equity financings, including pursuant to our sales agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

Our ability to raise additional funds will be severely impaired in the event of:

•                  any future clinical holds on any IND for imetelstat;

•                  a failure to show adequate safety or efficacy of imetelstat in existing or potential future clinical trials; or

•                  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

If sufficient capital is not available, we may be unable to fulfill our funding obligations under the Collaboration Agreement with Janssen resulting in our breach of the Collaboration Agreement which could lead to Janssen paying lower milestone payments and lower royalties to us under a reduced royalty tier. This would have a material adverse effect on our results of operations and financial condition.

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2015 and 2014 was $7.7 million and $9.5 million, respectively. The decrease in net cash used in operations in 2015 compared to 2014 primarily reflects reduced costs for the manufacturing of imetelstat drug product.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $26.4 million and $89.8 million, respectively. The decrease in net cash used in investing activities in 2015 compared to 2014 primarily reflects reduced purchases of marketable securities and increased proceeds from maturities of marketable securities.

Cash Flows from Financing Activities. Net cash provided by financing activities was $1.5 million and $97.6 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities in 2015 primarily reflected the receipt of cash proceeds from the exercise of outstanding stock options under our equity plans and warrants. Net cash provided by financing activities in 2014 primarily reflected the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported securities class action lawsuit was commenced in the California District Court, and on June 6, 2014, a third purported securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported securities class action lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class actions filed in the California District Court and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the purported securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the class actions. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. The plaintiff’s opposition was filed on January 20, 2015, and we filed our reply in support of our motion to dismiss on February 25, 2015. A hearing on the motion to dismiss the consolidated amended complaint occurred on April 10, 2015. At the hearing, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuit are pending further developments in the purported securities class action lawsuit and we intend to vigorously defend against the claims alleged and to seek dismissal of the lawsuit.

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

ITEM 1A.  RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2014, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

RISKS RELATED TO OUR BUSINESS

We are dependent upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat, our sole product candidate. If Janssen fails to perform as required by the Collaboration Agreement, the potential for us to generate future revenues from milestone payments and royalties from imetelstat would be significantly reduced, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed.

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint development and steering committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization efforts related to imetelstat could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are solely dependent on Janssen to provide us with timely and accurate information concerning these activities. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

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

•                  Janssen may take considerably more time advancing imetelstat through the clinical and regulatory process than we currently anticipate, which could materially delay the achievement of milestones and, consequently the receipt of milestone payments from Janssen, and ultimately, any royalties we might receive on worldwide net sales of imetelstat;

•                  in the event of a dispute between us and Janssen regarding Janssen’s performance under the Collaboration Agreement, it may be difficult for us to prove that Janssen breached its obligation to use “commercially reasonable efforts” with regard to the development, regulatory approval, manufacture and commercialization of imetelstat under the Collaboration Agreement;

•                  Janssen may not dedicate the resources necessary to carry imetelstat through clinical development or may not obtain the necessary regulatory approvals for imetelstat, and this would delay the achievement of development, regulatory or sales milestones;

•                  Janssen’s ability to achieve development and manufacturing objectives or milestones may be delayed or substantially impacted if we fail to transfer technology and information related to imetelstat to Janssen in a timely manner or at all;

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

•                  Janssen may not comply with all applicable regulatory requirements or may fail to report safety data from clinical trials of imetelstat in accordance with all applicable regulatory requirements, which could delay, suspend or stop clinical activities being performed by Janssen or by us; and

•                  if Janssen is acquired during the term of our collaboration, the acquirer may have different strategic priorities that could cause it to terminate the Collaboration Agreement or reduce its commitment to our collaboration.

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factor, then Janssen may terminate the Collaboration Agreement, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would severely and adversely affect our business and business prospects.

Delays in the initiation of, or the inability to initiate, subsequent clinical trials of imetelstat, such as the Initial Phase 2 MF Study or the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, could result in increased development costs and would delay our ability to earn revenues from milestone payments or royalties from the Collaboration Agreement with Janssen.

To date, we have not initiated any clinical trials evaluating imetelstat in any hematologic myeloid malignancies (other than essential thrombocythemia), including myelofibrosis, or MF. Advancing clinical development of imetelstat will be influenced by results from existing clinical trials, such as the MF Pilot Study, and potential future clinical trials of imetelstat in hematologic myeloid malignancies, such as the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. The commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•                  obtaining regulatory clearance to commence subsequent clinical trials of imetelstat, including the Initial Phase 2 MF Study or the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, in a timely manner, or at all, in the United States or other countries;

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

•                  properly conducting and/or completing the MF Pilot Study as the sponsor of the MF Pilot Study;

•                  manufacturing sufficient quantities of imetelstat in a manner that meets the quality standards of the FDA and other regulatory agencies;

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

Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy, cost-effectiveness or marketability that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, although the FDA removed the full clinical hold on our IND for imetelstat and in the first quarter of 2015 we ceased follow-up of patients enrolled in the ET trial, if patients in current or future clinical trials of imetelstat experience similar or more severe hepatotoxicity, including elevated LFTs or severe hepatic adverse events, such IND for imetelstat may again be placed on clinical hold, and we, in collaboration with Janssen, may be precluded from further developing imetelstat. In addition, if regulatory submissions requesting approval to market imetelstat are submitted, after reviewing the data in such submissions, the FDA and regulatory agencies in other countries may conclude that the overall benefit-risk profile of imetelstat treatment, including hepatotoxicity or severe hepatic adverse events, may preclude approval of imetelstat for marketing or further development for any indications, including hematologic malignancies. Any of these events could cause Janssen to terminate the Collaboration Agreement, which would severely harm our business and prospects, and would likely cause us to cease operations.

Further, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, or MM, and solid tumors, we have observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we have observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In our Phase 2 trial in ET, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat could not be excluded as a causative agent. In the MF Pilot Study, myelosuppression has been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the MF Pilot Study, more persistent and profound myelosuppression, particularly thrombocytopenia, was observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. Since the MF Pilot Study is an ongoing study in which additional data is being generated, the benefit-risk profile of imetelstat in MF will continue to be assessed, including the risk of hepatotoxicity and severe cytopenias that may be associated with life-threatening clinical outcomes.

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

•                  the MF Pilot Study or any potential future clinical trials, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, may be placed on clinical hold or halted by regulatory authorities similar to the manner in which the FDA previously halted clinical trials of imetelstat by placing clinical holds on our IND for imetelstat and the IND for the MF Pilot Study; or

•                  additional, unforeseen trials or preclinical studies may be required to be conducted.

The occurrence of any of these events would likely cause Janssen to abandon their development of imetelstat entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which may cause us to cease operations.

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed.

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the results of the Initial Phase 2 MF Study, or, if the Initial Phase 2 MF Study is terminated early or suspended for an extended period of time, within a certain time period thereafter as set forth in the Collaboration Agreement. The timing of Janssen’s Continuation Decision also affects the timing and availability of our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise the U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If the Initial Phase 2 MF Study is terminated early, suspended for an extended period of time, or is otherwise unsuccessful, Janssen may provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under that agreement and our business and business prospects would be severely and adversely affected, which may cause us to cease operations.

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

We must elect to exercise our U.S. Opt-In Rights within a short timeframe following Janssen’s Continuation Decision. Although we expect to receive information from Janssen regarding data from the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study, proposed future clinical development plans and costs, estimates in timing for commercializing imetelstat and related promotional activities, and calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or fails to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations.

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

In addition, we may not be able to identify promising product candidates. The competition to acquire or in-license rights to promising product candidates is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising product candidates, we may not be able to acquire rights to them on acceptable terms, or at all. In any event, any growth through acquisition or in-licensing will depend upon our identifying and obtaining promising product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize those product candidates. If we are unable to identify and acquire promising product candidates, we will be unable to diversify our sole product candidate development risk, and our growth and revenue potential could be limited.

We may be unable to successfully retain key personnel to support our collaboration with Janssen or to manage any future growth.

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we will have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we will remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel, our ability to support the Collaboration Agreement with Janssen could be impaired, and our business and the price of our common stock would be adversely impacted.

In addition, our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our clinical and development staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented and our March 2015 organizational resizing, as well as our collaboration with Janssen and uncertainties regarding our ability to diversify our sole product candidate development risk, could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration with Janssen or to support future growth.

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

On June 30, 2014, both of the foregoing lawsuits, or the Class Action Lawsuits, were consolidated for all purposes, and a lead plaintiff and lead counsel were appointed by the California District Court. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. The plaintiff’s opposition to our motion to dismiss was filed on January 20, 2015, and we filed our reply in support of our motion to dismiss on February 25, 2015. The court hearing for the motion to dismiss the consolidated amended complaint occurred on April 10, 2015. At the hearing, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us.

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuit are pending further developments in the purported Class Action Lawsuits.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters, including, for example, the duration and nature of follow-up conducted by Janssen or us of patients enrolled in existing and future clinical trials of imetelstat, and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

We may also be subject to litigation arising from our proposed or completed strategic transactions or if the results of our business and collaboration activities are not successful. *

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of an asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and Asterias. On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen to develop and commercialize imetelstat worldwide. We may face litigation arising from or related to the value received by our stockholders, if any, from our distribution of the Asterias Series A common stock and/or the warrants to purchase BioTime common stock, or the BioTime Warrants, distributed by Asterias under the Contribution Agreement, or our role as a named underwriter with respect to our distribution of the Asterias Series A common stock, including the delays we experienced with respect to completing our distribution of the Asterias Series A common stock, or we may face litigation based on other matters related to the Contribution Agreement and the Collaboration Agreement or the transactions contemplated thereby, including if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is not otherwise successful.

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

In addition, if the results of our business and collaboration activities are not successful, including without limitation, if:

•                  we or Janssen are otherwise unable to continue development of imetelstat due to actions by regulatory authorities, such as the previous full clinical hold that was placed by the FDA on our IND for imetelstat in March 2014, which IND was transferred to Janssen in March 2015;

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

•                  we or Janssen are unable to obtain regulatory clearance to commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or if such regulatory clearance is revoked or put on hold by governmental or regulatory agencies in any jurisdiction;

•                  Janssen discontinues the further development of imetelstat and terminates the Collaboration Agreement for any reason; or

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

Our business may also bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. For example, we are subject to the risk of possible disagreements with Janssen, including those regarding the development and/or commercialization of imetelstat, interpretation of the Collaboration Agreement and ownership of proprietary rights. In addition, in certain circumstances we may believe that a particular milestone under the Collaboration Agreement has been achieved, and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans. While the Collaboration Agreement provides for a joint governance structure to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, Janssen generally will, subject to limited exceptions, have the deciding vote in the event of any disagreement. In any event, the joint governance structure contemplated by the Collaboration Agreement will be dissolved in the event that we do not exercise our U.S. Opt-In Rights, which would preclude our ability to participate in any further decision-making for imetelstat. Reliance on a joint governance structure also subjects us to the risk that changes in key management personnel that are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude imetelstat development and/or commercialization. As a result of possible disagreements with Janssen, we also may become involved in litigation or arbitration, which would be time-consuming and expensive.

Monitoring, initiating and defending against legal actions, including our currently-pending securities-related lawsuits and derivative litigation, are time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation, including our currently-pending securities-related lawsuits and derivative litigation, could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be delayed or abandoned, even after significant resources have been expended on it. Our decisions to discontinue our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, and to discontinue our development of imetelstat in solid tumors with short telomeres in April 2013, are examples of this. Any further delay or abandonment of the development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on our collaboration with Janssen which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on our business and business prospects and likely result in the failure of our business.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from the MF Pilot Study, should not be relied upon as evidence that subsequent or larger-scale clinical trials of imetelstat will succeed. The positive efficacy results we have obtained from the Phase 2 clinical trial of imetelstat in ET may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous and ongoing clinical trials, including the MF Pilot Study, could cause complexities in treating patients with MF and could result in the discontinuation of the MF Pilot Study and any future clinical trials of imetelstat, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Also, the criteria used to assess efficacy in the MF Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory agencies to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory agencies for Phase 3 clinical trials.

The preliminary results of the MF Pilot Study presented by the investigator at the ASH annual meeting in December 2013 and the updated preliminary results presented at ASH in December 2014 will need to be confirmed in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers. The results reported by us, Janssen or by the investigator in the MF Pilot Study may not be reproduced in any subsequent imetelstat trials conducted in the future, including the Initial Phase 2 MF Study or the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF or any other hematologic myeloid malignancy.

In addition, from time-to-time, we or Janssen may report or announce preliminary data from current or potential future clinical trials, such as the Initial Phase 2 MF Study and Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. For example, the investigator for the MF Pilot Study reported preliminary data from the trial in December 2013 and updated preliminary data in December 2014. Since those data were preliminary, the final data from the MF Pilot Study may be materially different than the data reported by the investigator in December 2013 or December 2014. Since patients previously enrolled in the MF Pilot Study continue to receive imetelstat, safety and efficacy data continue to be generated, and additional and updated data from the MF Pilot Study may materially change the overall conclusions from the preliminary data reported in December 2013 or December 2014. Therefore, such preliminary data should be considered carefully and with caution. Additional and updated data from the MF Pilot Study are also subject to any review or verification procedures that Janssen may conduct as the trial sponsor for the MF Pilot Study, and since this could result in material differences from the data reported by the investigator or us, additional or updated data that may be reported from the MF Pilot Study should be considered carefully and with caution. Analyses performed by Janssen may result in conclusions that are materially different from the investigator’s analyses or ours, and therefore such preliminary data should be considered carefully and with caution.

Material adverse changes in final data from the MF Pilot Study could jeopardize our Collaboration Agreement with Janssen and if Janssen were to terminate the Collaboration Agreement, our business prospects would be severely and adversely affected, and may cause us to cease operations. Even if final safety and efficacy data from the MF Pilot Study are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the MF Pilot Study may not be reproducible in future clinical trials, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement.

Before Janssen can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate that imetelstat is safe and effective for use in a diverse population. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If imetelstat cannot be developed in future clinical trials, including Phase 3 clinical trials, our Collaboration Agreement with Janssen will be negatively impacted and likely be terminated altogether, which would have severe adverse effects on our business and business prospects, and may result in the failure of our business.

The timely conduct and completion of potential future clinical trials of imetelstat, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, is subject to risks and uncertainties.

Delays or terminations of potential future clinical trials, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, could be caused by matters such as:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain and maintain regulatory clearances to commence studies of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  the inability by Janssen to maintain the INDs for imetelstat that we have transferred to Janssen, including the IND for the MF Pilot Study, without such INDs being placed on full or partial clinical hold by the FDA;

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

•                  safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues related to imetelstat in addition to those which have been observed to date in previous or ongoing clinical trials, whether or not in the same indications or therapeutic areas;

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

Advancing clinical development of imetelstat in the United States is dependent on obtaining positive results from existing and potential future clinical trials of imetelstat in hematologic myeloid malignancies, including the MF Pilot Study and the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Obtaining additional and future data from the MF Pilot Study may provide additional insights into the further development of imetelstat for MF, MDS or AML, including with respect to Janssen’s ability to initiate the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Accordingly, a delay in the timely completion of the MF Pilot Study, including any delay caused by any future clinical hold placed by the FDA on the INDs for imetelstat, including the IND for the MF Pilot Study that we transferred to Janssen in March 2015, could have a material adverse effect on advancing the development of imetelstat to subsequent clinical trials, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Also, adverse safety results from clinical trials of imetelstat, including those results that have been reported and those that may in the future be reported from the MF Pilot Study or the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, could delay or prevent the initiation or continuation of further clinical development of imetelstat, whether under the Collaboration Agreement or otherwise. Occurrence of any of these events would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and may cause us to cease operations.

In addition, enrollment goals for potential future clinical trials of imetelstat, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, may not be met. The inability to retain or treat patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any future clinical trials may be overseen by safety monitoring committees, which may determine to significantly modify, delay or suspend one or more of these trials due to safety or futility findings based on emerging data occurring during a clinical trial. Data that we have received or that we or Janssen may in the future receive from investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely initiation or completion of clinical testing of imetelstat could increase research and development costs and could prevent or would delay obtaining regulatory approval for imetelstat, either of which would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and may cause us to cease operations.

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

Prior to submission of any regulatory application seeking approval to commence commercial sales of imetelstat, extensive preclinical and clinical testing will be required to be conducted. If the interpretation of safety and efficacy data obtained from these preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials or that may be generated by potential future clinical trials, including the Initial Phase 2 MF Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

•                  injunctions against the import, manufacture, distribution, sales and/or marketing of products; and

•                  criminal prosecution.

The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, either of which would severely and adversely affect our business and business prospects and may cause us to cease operations.

Janssen’s development activities conducted under a Janssen Independent Development Plan, or IDP, may create significant reimbursement obligations for us, which could result in reduced cash inflow from future milestone payments and royalties until we have fully paid our reimbursement obligations under the Collaboration Agreement.

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

Under the Collaboration Agreement, if we develop imetelstat independently under our own IDP, the success of that IDP may depend on our ability to provide adequate financial and technical resources. Failure to successfully conduct or fund our own IDP activities may adversely affect our business.

Under the Collaboration Agreement, we may conduct certain development activities for imetelstat under a Geron IDP if we and Janssen agree that such activities should be performed outside of the mutually agreed global clinical development plan. In the event we conduct any clinical activities under a Geron IDP, we will be responsible for paying all of the development costs for the Geron IDP. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any Geron IDP activities we may undertake will succeed. Since we are only eligible for reimbursement from Janssen for their share of the Geron IDP costs plus a premium if any data from a Geron IDP supports approval by a regulatory agency in the United States or other countries, we may not recoup our investment in any Geron IDP, which could adversely affect our financial condition. In addition, we may need additional capital to support any Geron IDP activities and we cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement and potential future sales of our common stock will be sufficient to fund these future activities. If sufficient capital is not available, we may be unable to pursue activities under a Geron IDP, which could adversely affect our business.

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

Under the Collaboration Agreement, after a transition period, Janssen will be responsible for the manufacture and/or manage the supply of imetelstat on a global basis for clinical trials and all commercial activities. Consequently, we will be, and expect to remain, dependent on Janssen to appropriately supply imetelstat. Janssen may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Janssen may not perform as agreed or may default in its obligations to supply imetelstat for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat on a timely basis. Any such failure by Janssen could delay future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us.

Currently, third-party contractors perform certain process development or other technical and scientific work with respect to imetelstat, as well as supply starting materials and manufacture drug substance and drug product. Neither we nor Janssen have direct control over their personnel or operations. We and Janssen rely on these third-party contractors to produce and deliver sufficient quantities of imetelstat to support clinical trials on a timely basis and to comply with applicable regulatory requirements. If requested by Janssen, we may transfer certain of the agreements with these third parties to Janssen, if permitted by the terms and conditions of the respective agreements or otherwise allowed by the third parties. If these companies do not perform the work which they are contracted to perform, fail to comply with applicable cGMP regulations, do not complete the work within the expected timelines, fail to produce materials which are suitable for use in clinical trials or choose to exit the business, the ability to develop or manufacture imetelstat could be significantly harmed. For example, changes to one or more suppliers due to these or other reasons could lead to delays in drug supply. Manufacturing delays could adversely impact the initiation or completion of future clinical trials, such as the Initial Phase 2 MF Study or the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, which may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and may cause us to cease operations.

In addition, current third-party contractors and/or any other contractors utilized by Janssen may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 clinical trials and commercial production of imetelstat. These third-party contractors may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. Neither we nor Janssen have any long-term commitments or commercial supply agreements with any of the third-party contractors for imetelstat, and changing manufacturers may be prolonged and difficult due to inherent technical complexities and because the number of potential manufacturers is limited. It may be difficult or impossible for Janssen to find a replacement manufacturer on acceptable terms, or at all.

There are other risks and uncertainties with respect to manufacturing that could adversely impact the initiation or completion of future clinical trials. For example, market shortages may occur with respect to certain commonly used reagents and solvents and, if these shortages occur, such shortages may adversely impact the ability to manufacture imetelstat. If a significant issue arises regarding manufacturing, this may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and may cause us to cease operations.

It may not be possible to manufacture imetelstat at costs or scales necessary to conduct clinical trials or potential future commercialization activities.

Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. However, Janssen may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat, which could result in decreased sales and reduced royalties for us.

Manufacturing imetelstat is subject to process and technical challenges and regulatory risks.

We have faced and Janssen will continue to face numerous risks and uncertainties with regard to manufacturing imetelstat. Regulatory requirements for oligonucleotide products are less well-defined than for small-molecule drugs, and there is no guarantee that Janssen will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Changes in the manufacturing processes or formulations for imetelstat that may be made during later stages of clinical development, including during Phase 3 clinical trials, may result in regulatory delays, the need for further clinical trials, rejection of a marketing application, or limitation on marketing authorization by regulatory authorities, and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us.

We have not yet negotiated our agreement with Janssen specifying all of the terms for our co-promotion of imetelstat should we exercise our U.S. Co-Promotion Option. In addition, we do not have a sales force and may not develop an effective one, if at all.

Pursuant to the Collaboration Agreement with Janssen, we have a U.S. Co-Promotion Option if we exercise our U.S. Opt-In Rights. Assuming we exercise the U.S. Co-Promotion Option, we can elect to provide 20% of the U.S. imetelstat selling effort with sales force personnel, in lieu of funding 20% of U.S. promotion costs upon regulatory approval and commercial launch of imetelstat in the United States. While the Collaboration Agreement includes the material terms of our U.S. Co-Promotion Option, we and Janssen mutually agreed to negotiate a separate agreement specifying detailed activities and responsibilities with respect to the marketing and co-promotion of imetelstat following our election to exercise our U.S. Co-Promotion Option. We will need to negotiate this separate agreement with Janssen and, as a result, Janssen may impose restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-promotion activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company, and there are risks involved with establishing our own sales force capabilities. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, may expose us to unforeseen costs and expenses, and we may not be able to effectively recruit, train or retain sales personnel. Accordingly, we may be unable to establish our own sales force which could effectively preclude us from participating in co-promoting imetelstat in the United States. In addition, any sales force we establish may not be effective, or may be less effective than any sales force that Janssen utilizes to promote imetelstat. In such event, the commercialization of imetelstat may be adversely affected, which could materially and adversely affect any sales milestone or royalties we may receive under the Collaboration Agreement.

The Collaboration Agreement limits our ability to transfer our U.S. Co-Promotion Option to a potential acquirer.

Although the Collaboration Agreement permits us to be acquired by any company, our right to transfer our U.S. Co-Promotion Option to a potential acquirer is limited, and subject to Janssen’s sole discretion under certain circumstances. If we are acquired under such limited circumstances, then we may not be able to transfer the U.S. Co-Promotion Option to such acquirer as part of the acquisition. This limiting provision may discourage potential acquisition bids for us or lower our value, thus preventing holders of our common stock from benefiting from what they may believe are the positive aspects of an acquisition, including the potential realization of a higher rate of return on their investment from this type of transaction.

RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY

We remain responsible for prosecuting, at Janssen’s direction, the patents we have exclusively licensed to Janssen. The success of our collaboration with Janssen will depend on our ability to protect our technologies and imetelstat through patents and other intellectual property rights.

Protection of our proprietary technology is critically important to our business, especially with respect to our collaboration with Janssen. Our success will depend in part on our ability to obtain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. If we are unsuccessful in any of these regards, the value of our technologies and imetelstat will be adversely affected, and we and/or Janssen may be unable to continue development of imetelstat. By way of example, we do not yet have issued compound patent coverage for imetelstat in Europe after 2020. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us or Janssen. In the event that we or our licensors are unsuccessful in obtaining and enforcing patents, we or Janssen may not be able to further develop or commercialize imetelstat, any of which could delay future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and we may be unable to continue our operations.

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

A number of significant changes to U.S. patent law occurred when the Leahy-Smith America Invents Act, or the AIA, was signed into law on September 16, 2011. These include provisions that affect the way patent applications will be prosecuted and may affect patent litigation. The United States Patent and Trademark Office, or the Patent Office, has developed new and untested regulations and procedures to govern the full implementation of the AIA. Many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, became effective on March 16, 2013. For example, under the AIA, patent rights are awarded to the first inventor to file a patent application with respect to a particular invention. Since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, the persons or entities that we or our licensors name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or the first to file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to the future success of imetelstat. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions or any joint inventions that we may develop with Janssen. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Significant impairment of our imetelstat patent rights would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which may cause us to cease operations.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and changes providing opportunities for third parties to challenge any issued patent in the Patent Office. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in United States federal court, a third party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the Patent Office procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Recent court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, on June 13, 2013, the U.S. Supreme Court, or the Court, issued a decision in Association for Molecular Pathology v. Myriad Genetics, Inc. holding that claims to isolated genomic DNA were not patentable subject matter, but claims to complementary DNA, or cDNA, molecules were patentable subject matter. The effect of the decision on patents for other isolated natural products is uncertain. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision has created uncertainty around the ability to patent certain biomarker-related method patents. In addition, recent court rulings in cases such as BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig. and Promega Corp. v. Life Technologies Corp. have also narrowed the scope of patent protection available in certain circumstances. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events may have created uncertainty with respect to the value of certain patents previously obtained.

Depending on decisions by the U.S. federal courts and the Patent Office, the interpretation of laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents. Occurrence of these events could significantly impair our imetelstat patent rights which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and may cause us to cease operations.

Challenges to our patent rights would result in costly and time-consuming legal proceedings that could prevent or limit development of imetelstat. *

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

Under the AIA, interference proceedings have been eliminated for patent applications filed on or after March 16, 2013, and have been replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions, such as inter partes review, or IPR, covered business method post-grant reviews and other post-grant reviews. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. In addition, the IPR process under the AIA permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds have recently begun challenging valuable pharmaceutical patents through the IPR process. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects.

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

We have been involved in both opposing the grant of patents to others through such opposition proceedings and in defending our patent applications against opposition proceedings filed by others. These opposition proceedings required significant time and costs to protect our intellectual property rights. If we are unable to commit these types of resources to protect our imetelstat patent rights, we and/or Janssen could be prevented or limited in the development and commercialization of imetelstat. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and may cause us to cease operations.

As more groups become engaged in scientific research and product development in the areas of telomerase biology, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, post grant proceedings, oppositions, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, or could otherwise have a material adverse effect on our business, and may cause us to cease operations, by:

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

We or Janssen may be subject to infringement claims that are costly to defend, and as to which we may be obligated to indemnify or obtain unblocking licenses, and such claims may limit our or Janssen’s ability to use disputed technologies and prevent us or Janssen from pursuing research and development or commercialization of imetelstat.

The commercial success of imetelstat will depend upon our and Janssen’s ability to develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we or Janssen may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to imetelstat, and while we believe these patents will expire before imetelstat is commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us and/or Janssen in the future. Under the Collaboration Agreement, we are obligated under certain circumstances to indemnify Janssen from any claim of infringement of the patent rights of third parties in Janssen’s development, manufacture or commercialization of imetelstat, or to obtain unblocking licenses from such third parties, at our cost.

Since we cannot be aware of all intellectual property rights potentially relating to imetelstat and its uses, we do not know with certainty that imetelstat, or the intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us or Janssen would likely be expensive to resolve, and the cost of any indemnification of Janssen or unblocking license that we could be required to obtain under the Collaboration Agreement is unpredictable and could be significant. If we or Janssen are unable to resolve an infringement claim successfully, we or Janssen could be subject to an injunction which would prevent us or Janssen from commercializing imetelstat, and could also require us or Janssen to pay substantial damages. In addition to infringement claims, in the future we or Janssen may also be subject to other claims relating to intellectual property, such as claims that we or Janssen have misappropriated the trade secrets of third parties. We expect that as imetelstat continues to progress in development, we will see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success therefore depends significantly on our and Janssen’s ability to operate without infringing patents and the proprietary rights of others.

We or Janssen may become aware of discoveries and technologies controlled by third parties that are advantageous to developing or manufacturing imetelstat. Under such circumstances, we or Janssen may initiate negotiations for licenses to other technologies as the need or opportunity arises. We or Janssen may not be able to obtain a license to a technology required for the research, development, manufacturing or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our or Janssen’s failure to comply with the obligations under such licenses. If we or Janssen do not obtain a necessary license or if such a license is terminated, we or Janssen may need to redesign our technologies or obtain rights to alternate technologies, which may not be possible, and even if possible, could cause delays in the development efforts for imetelstat. In cases where we or Janssen are unable to license necessary technologies, we and/or Janssen could be subject to litigation and prevented from researching, developing, manufacturing or commercializing imetelstat, and in certain circumstances we may be required to indemnify Janssen for infringement claims arising from Janssen’s research, development, manufacture or commercialization of imetelstat, which could materially and adversely impact our business. Failure by us or Janssen to obtain alternative technologies or a license to any technology that may be required to research, develop, manufacture or commercialize imetelstat would delay future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and may cause us to cease operations.

We may become involved in disputes with Janssen or any past or future collaborator(s) over intellectual property inventorship or ownership, and publications by us or Janssen, or by investigators, scientific consultants and research collaborators, could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Janssen, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship and ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by us and/or Janssen. Publications by us or Janssen, or by investigators, scientific consultants and research collaborators containing such information, either with permission or in contravention of the terms of their agreements, may impair the ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which may cause us to cease operations.

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

We have incurred operating losses every year since our operations began in 1990. As of March 31, 2015, our accumulated deficit was approximately $937.7 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size.

Substantially all of our revenues to date have been research support payments under collaborative agreements and milestones, royalties and other revenues from our licensing arrangements. Any revenues generated from our licensing arrangements and revenues generated from ongoing collaborative agreements, including the Collaboration Agreement with Janssen, may not be sufficient alone to sustain our operations. In addition, there can be no assurance that we will receive any milestone payments or royalties from Janssen in the future. We may be unsuccessful in entering into any new corporate collaboration, partnership or license agreements that result in revenues, or existing collaborative agreements or license arrangements, such as the Collaboration Agreement with Janssen, may be terminated or expire.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by milestone payments or royalties from Janssen or by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues from the Collaboration Agreement with Janssen through milestone payments or royalties, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock and our ability to sustain operations. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may require additional capital resources to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the acquisition and/or licensing of other oncology products, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our At-The-Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share future U.S. development and promotion costs for imetelstat under the Collaboration Agreement with Janssen;

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

•                  changes or delays in our and Janssen’s development plans for imetelstat, including changes which may result from any future clinical holds on the INDs for imetelstat, including the IND for the MF Pilot Study, both of which we transferred to Janssen in March 2015;

•                  Janssen’s ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization for imetelstat, including the number of indications being pursued, subject to permission from the FDA;

•                  the time and costs involved in obtaining regulatory clearances and approvals in the United States and in other countries;

•                  Janssen’s ability to successfully market and sell imetelstat, upon regulatory approval or clearance, in the United States and other countries;

•                  if we exercise our U.S. Opt-In Rights, our decision to also exercise our U.S. Co-Promotion Option, including the costs and timing of building a U.S. sales force;

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

•                  expenses associated with the pending and potential additional related purported securities class action lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. Additional financing through public or private equity financings, including pursuant to our sales agreement with MLV prior to its expiration in October 2015, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

Our ability to raise additional funds will be severely impaired in the event of:

•                  any future clinical holds on any IND for imetelstat;

•                  a failure to show adequate safety or efficacy of imetelstat in existing or potential future clinical trials; or

•                  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

If sufficient capital is not available, we may be unable to fulfill our funding obligations under the Collaboration Agreement with Janssen, resulting in our breach of the Collaboration Agreement, which could lead to Janssen paying lower milestone payments and lower royalties to us under a reduced royalty tier. This would have a material adverse effect on our results of operations and financial condition.

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

Historically, our stock price has been extremely volatile. Between April 1, 2005 and March 31, 2015, our stock has traded as high as $12.18 per share and as low as $0.91 per share. Between April 1, 2012 and March 31, 2015, the price has ranged between a high of $7.79 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

•                  perception by our stockholders about the adequacy of the consideration received for the divestiture of our stem cell assets to Asterias or the adequacy of potential payments we may receive under the Collaboration Agreement;

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

Our common stock is currently traded on the Nasdaq Global Select Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2015, we had 300,000,000 shares of common stock authorized for issuance and 158,084,280 shares of common stock outstanding. In addition, we had reserved 31,672,936 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2015. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

Future sales of our common stock, including pursuant to our sales agreement with MLV prior to its expiration in October 2015, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. In addition, under the universal shelf registration statement filed by us in July 2012 and declared effective by the SEC in October 2012, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $96.5 million. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.

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

RISKS RELATED TO COMPETITIVE FACTORS

Competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of imetelstat, which could cause Janssen to terminate the Collaboration Agreement and damage our ability to sustain operations.

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

•                  targeting of T-cells and natural killer “NK” cells to tumors;

•                  identification of novel tumor-specific antigens; and

•                  progression from early MDS to AML and cancer interception.

Success by Janssen in any of these approaches may compete with imetelstat or render imetelstat obsolete or noncompetitive, which could lead to a decision by Janssen to discontinue the imetelstat program and terminate the Collaboration Agreement, which would materially and adversely affect our business and business prospects and may cause us to cease operations.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We anticipate increased competition in the future as new companies explore treatments for hematologic myeloid malignancies, which may significantly impact the commercial viability of imetelstat. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified development and management personnel as well as in acquiring technologies complementary to the imetelstat program.

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

As a result of the foregoing, competitors may develop more commercially desirable or affordable products, or achieve earlier patent protection or product commercialization than us or Janssen. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to imetelstat. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar to those that may be demonstrated by imetelstat. Competitors may develop products that are safer, more effective or less costly than imetelstat, or more convenient to administer to patients and, therefore, present a serious competitive threat to imetelstat. In addition, competitors may price their products below what Janssen may determine to be an acceptable price for imetelstat, may receive better third-party payor coverage and/or reimbursement, or may be more cost effective than imetelstat. Such competitive products or activities by competitors may render imetelstat obsolete, which may cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and may cause us to cease operations.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity from imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including clinical trials that we may conduct under a Geron IDP or in collaboration with Janssen under the Collaboration Agreement. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business. *

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2015, we issued 235,000 shares of our common stock pursuant to the cash exercise of warrants to purchase shares of our common stock at an exercise price of $3.75 per share. We received cash proceeds of $881,250 from the exercise of these warrants. We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The warrants were issued to an accredited investor as payment for consulting services associated with the formation of a previous joint venture in Hong Kong in 2005.

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

GERON CORPORATION

Date: May 7, 2015	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Non-Employee Director Compensation Policy, as amended *
10.2	Form of Non-Employee Director Stock Option Agreement under 2011 Incentive Award Plan *
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 7, 2015
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 7, 2015
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2015 and 2014 and (iii) Notes to Condensed Financial Statements

*                     Management contract or compensation plan or arrangement.

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