Form 10-Q
period 2015-06-30
GERON CORP
filed 2015-08-05
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 31, 2015:
Common Stock, $0.001 par value	158,142,170 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,798	$42,796
Restricted cash	266	266
Marketable securities	122,214	108,645
Interest and other receivables	1,505	963
Prepaid assets	415	736
Total current assets	140,198	153,406
Noncurrent marketable securities	18,734	18,932
Property and equipment, net	151	173
	$159,083	$172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$1,033
Accrued compensation and benefits	1,731	4,213
Accrued collaboration charges	1,901	—
Accrued restructuring charges	205	—
Accrued liabilities	933	1,537
Deferred revenue	35,000	35,000
Fair value of derivatives	—	16
Total current liabilities	40,727	41,799
Commitments and contingencies
Stockholders’ equity:
Common stock	158	157
Additional paid-in capital	1,065,352	1,059,072
Accumulated deficit	(947,104)	(928,433)
Accumulated other comprehensive loss	(50)	(84)
Total stockholders’ equity	118,356	130,712
	$159,083	$172,511

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Revenues:
License fees and royalties	$251	$341	$788	$815

Operating expenses:
Research and development	4,812	5,151	9,799	10,362
Restructuring charges	941	—	1,347	—
General and administrative	3,977	3,853	8,577	7,847
Total operating expenses	9,730	9,004	19,723	18,209
Loss from operations	(9,479)	(8,663)	(18,935)	(17,394)
Unrealized gain (loss) on derivatives	—	(147)	16	77
Interest and other income	145	99	294	182
Interest and other expense	(22)	(23)	(46)	(39)
Net loss	$(9,356)	$(8,734)	$(18,671)	$(17,174)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.12)	$(0.11)

Shares used in computing basic and diluted net loss per share	158,066,910	156,706,196	157,807,239	150,086,007

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net loss	$(9,356)	$(8,734)	$(18,671)	$(17,174)
Net unrealized gain (loss) on marketable securities	(33)	70	34	(6)
Comprehensive loss	$(9,389)	$(8,664)	$(18,637)	$(17,180)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,671)	$(17,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	29
Accretion and amortization on investments, net	1,176	1,456
Loss on retirement of property and equipment	—	3
Stock-based compensation for services by non-employees	179	149
Stock-based compensation for employees and directors	4,389	3,743
Amortization related to 401(k) contributions	158	76
Unrealized gain on derivatives	(16)	(77)
Changes in assets and liabilities:
Other current and noncurrent assets	(221)	(419)
Other current liabilities	(1,056)	(2,441)
Net cash used in operating activities	(14,040)	(14,655)

Cash flows from investing activities:
Purchases of marketable securities	(109,090)	(128,203)
Proceeds from sales and maturities of marketable securities	94,577	41,663
Net cash used in investing activities	(14,513)	(86,540)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,555	97,725
Net cash provided by financing activities	1,555	97,725
Net decrease in cash and cash equivalents	(26,998)	(3,470)
Cash and cash equivalents at the beginning of the period	42,796	12,990
Cash and cash equivalents at the end of the period	$15,798	$9,520

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2014, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic earnings (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards and warrants to purchase common stock and are determined using the treasury stock method at an average market price during the period.

Because we are in a net loss position, diluted net loss per share excludes the effects of potential dilutive securities. Had we been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,876,361 and 786,999 shares for the three months ended June 30, 2015 and 2014, respectively, and 4,543,831 and 3,723,521 shares for the six months ended June 30, 2015 and 2014, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury stock method at the estimated average market value).

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

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2015 and 2014. See Note 2 on Fair Value Measurements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

License and/or Collaboration Agreements

In addition to the exclusive collaboration and license agreement, or Collaboration Agreement, that we entered into with Janssen Biotech, Inc., or Janssen, in November 2014 (which is more fully described in Note 3 on Collaboration and License Agreement), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Upfront non-refundable signing, license or non-exclusive option fees are recognized as revenue: (i) when rights to use the intellectual property, related to a license that has standalone value from the other deliverables to be provided under the agreement, have been delivered or (ii) over the term of the agreement if we have continuing performance obligations, as the arrangement would be accounted for as a single unit of accounting. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost-sharing arrangements with collaboration partners and research-related overhead. Research and development costs are expensed as incurred, including payments made under our collaboration and/or license agreements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2015 and 2014 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Research and development	$612	$690	$1,234	$1,279
Restructuring charges	212	—	302	—
General and administrative	1,552	1,412	2,853	2,464
Stock-based compensation expense included in operating expenses	$2,376	$2,102	$4,389	$3,743

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

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the six months ended June 30, 2015 and 2014 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2015	2014
Dividend yield	0%	0%
Expected volatility range	0.874 to 0.884	0.898 to 0.922
Risk-free interest rate range	1.68% to 1.70%	1.64% to 1.92%
Expected term	5.5 yrs	5.5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2015 and 2014 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2015-04, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which identifies and determines whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our financial statements and related notes.

In April 2015, the FASB issued Accounting Standard Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our financial statements and related notes.

In January 2015, the FASB issued Accounting Standard Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates the concept of an extraordinary item from generally accepted accounting principles. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material impact on our financial statements and related notes.

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

JUNE 30, 2015

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

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$13,133	$—	$—	$13,133
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$400	$—	$—	$400
Government-sponsored enterprise securities (due in 1 to 2 years)	6,924	1	(3)	6,922
Commercial paper (due in less than 1 year)	21,728	20	—	21,748
Corporate notes (due in less than 1 year)	100,110	12	(56)	100,066
Corporate notes (due in 1 to 2 years)	11,836	1	(25)	11,812
	$140,998	$34	$(84)	$140,948

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$40,342	$—	$—	$40,342
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$401	$—	$(1)	$400
Government-sponsored enterprise securities (due in 1 to 2 years)	6,556	—	(7)	6,549
Commercial paper (due in less than 1 year)	10,985	14	—	10,999
Corporate notes (due in less than 1 year)	97,307	2	(63)	97,246
Corporate notes (due in l to 2 years)	12,412	—	(29)	12,383
	$127,661	$16	$(100)	$127,577

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Marketable securities with unrealized losses at June 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2015:
Government-sponsored enterprise securities (due in 1 to 2 years)	$4,218	$(3)	$—	$—	$4,218	$(3)
Corporate notes (due in less than 1 year)	76,377	(56)	—	—	76,377	(56)
Corporate notes (due in 1 to 2 years)	10,253	(25)	—	—	10,253	(25)
	$90,848	$(84)	$—	$—	$90,848	$(84)
As of December 31, 2014:
Government-sponsored enterprise securities (due in less than 1 year)	$400	$(1)	$—	$—	$400	$(1)
Government-sponsored enterprise securities (due in 1 to 2 years)	5,549	(7)	—	—	5,549	(7)
Corporate notes (due in less than 1 year)	92,989	(63)	—	—	92,989	(63)
Corporate notes (due in 1 to 2 years)	12,383	(29)	—	—	12,383	(29)
	$111,321	$(100)	$—	$—	$111,321	$(100)

The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of June 30, 2015 and December 31, 2014 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of June 30, 2015 and December 31, 2014 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Derivatives

Non-employee options are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets and are therefore valued based upon models with significant unobservable market parameters, resulting in Level 3 categorization.

Options held by non-employees whose performance obligations are complete are classified as derivative liabilities on our condensed balance sheets. These options are marked to fair value at each reporting period, and upon the exercise of these options, the instruments are marked to fair value and reclassified from derivative liabilities to stockholders’ equity. As of December 31, 2014, non-employee options to purchase 284,600 shares of our common stock at an exercise price of $6.39 per share with a fair value of $16,000 were outstanding and classified as derivative liabilities. On March 31, 2015, these non-employee options expired unexercised. Accordingly, we have not reclassified any derivative liabilities to stockholders’ equity for any non-employee option exercises during 2015.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2015 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$13,133	$—	$—	$13,133
Government-sponsored enterprise securities(2)(3)	—	7,322	—	7,322
Commercial paper(2)	—	21,748	—	21,748
Corporate notes(2)(3)	—	111,878	—	111,878
Total	$13,133	$140,948	$—	$154,081

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

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2015, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain in the table below includes changes in fair value due in part to observable factors that are part of the methodology. As of March 31, 2015, all non-employee options classified as derivative liabilities within the Level 3 fair value category expired unexercised.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Six Months Ended June 30, 2015
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	June 30,	Held at
(In thousands)	2014	Earnings(1)	Issuances	Settlements	Level 3	2015	June 30, 2015
Derivative liabilities	$16	$(16)	$—	$—	$—	$—	$—

(1)         Reported as unrealized gain on derivatives in our condensed statements of operations.

3. COLLABORATION AND LICENSE AGREEMENT

In November 2014, we and Janssen entered into the Collaboration Agreement to develop and commercialize imetelstat worldwide for oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Under the Collaboration Agreement, we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all indications, and Janssen is responsible for the development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat worldwide. Upon the early termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Collaboration Agreement became effective on December 15, 2014. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which has been classified as deferred revenue on our condensed balance sheets as of June 30, 2015 and December 31, 2014.

Under the Collaboration Agreement, development of imetelstat will initially proceed under a mutually agreed joint clinical development plan, or CDP, which includes two agreed upon Phase 2 studies to be pursued initially and conducted by Janssen, one in myelofibrosis, or the IMbarkTM Study, and one in myelodysplastic syndrome, or the Initial Phase 2 MDS Study. Development costs for the IMbarkTM Study and the Initial Phase 2 MDS Study will be shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in 2015. As of June 30, 2015, accrued collaboration charges of $1,901,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred under the imetelstat collaboration during the six months ended June 30, 2015.

Following the protocol-specified primary analysis of the IMbarkTM Study or after a certain time period after the initiation of the first Phase 3 MF study, Janssen must notify us whether it elects to maintain its license rights and continue to advance the development of imetelstat in any indication. In the event that the IMbarkTM Study has been terminated early or suspended, Janssen must instead notify us of its election by the date that is the later of 24 months from the initiation of the planned Initial Phase 2 MDS Study or 24 months from the termination of the IMbarkTM Study or commencement of the suspension period, as applicable.

In the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such election, the Continuation Election), we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of the Continuation Election, and would be eligible to receive additional potential payments of up to $470,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the Co-Promotion Option, to provide 20% of the U.S. selling effort with sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining a sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond the IMbarkTM Study or Initial Phase 2 MDS Study would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of the Continuation Election plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Under the terms of the Collaboration Agreement, we and Janssen created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development and manufacturing work under the joint CDP and promotional activities (assuming we exercises the U.S. Opt-In Rights) for imetelstat, with Janssen responsible for the operational implementation of those activities. In addition, either of the parties may propose to the joint committees imetelstat development for any new indications not then provided for in the joint CDP and if the parties agree such development should be conducted outside of the joint CDP, each of Geron and Janssen would be entitled to independently undertake such development at its own cost, subject to the other party’s obligation to provide reimbursement for its specified portion of the costs plus a premium for such independent development following marketing approval of imetelstat in such newly proposed indication as a result of such independent development. In the event that we do not exercise the U.S. Opt-In Rights following Janssen’s Continuation Election, the joint governance structure under the Collaboration Agreement would be dissolved, a joint oversight committee would monitor the progress of the collaboration, and we would have no further rights to conduct any independent imetelstat development.

After a Continuation Election by Janssen, the Collaboration Agreement would remain in effect until the expiration of the last-to-expire patent or the royalty obligations on sales of imetelstat cease, unless terminated earlier. If Janssen does not effect a Continuation Election, then the Collaboration Agreement would terminate and all rights to the imetelstat program would revert to us. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. If a notice of termination from Janssen occurs, we would be entitled to certain continued operational support and cost-sharing under various circumstances and all rights to the imetelstat program would revert to us.

The terms of the Collaboration Agreement contain multiple deliverables, which include at inception: (i) exclusive worldwide rights to develop and commercialize imetelstat for all indications, (ii) transfer of know-how and intellectual property, including our obligation to procure supply for manufacturing imetelstat for up to nine months after the effective date of the Collaboration Agreement and transfer existing supplies of imetelstat drug product to Janssen, (iii) participation on the joint committees and working groups and (iv) potential participation in selling imetelstat in the United States, if approved for commercial sale. We concluded the license for exclusive worldwide rights to develop and commercialize imetelstat has standalone value to Janssen based on the technical and financial resources of Janssen, including Janssen’s drug development experience, sizeable employee base with specific experience in hematologic malignancies, and sufficient capital to independently develop imetelstat on a global basis. Since Janssen has final decision-making authority in the event a unanimous decision cannot be reached by the joint committees, we determined our participation on the joint committees does not represent a non-contingent deliverable under the Collaboration Agreement. In addition, we determined our potential participation in selling imetelstat in the United States does not represent a non-contingent deliverable because such participation is uncertain and dependent on the drug being approved for commercial sale, which is not within our control. Accordingly, we have determined delivery of the license rights granted by us to Janssen, together with our performance of the technology transfer-related activities, represents the sole non-contingent deliverable under the Collaboration Agreement associated with the upfront payment. Therefore, we have accounted for our delivery of the license rights and our performance of the technology transfer-related activities as a single unit of accounting. We currently expect completion of the technology transfer-related activities to occur by September 30, 2015 at which point we expect to fully recognize the $35,000,000 upfront payment from Janssen as collaboration revenue on our condensed statements of operations. As a result, we have not recognized any revenue related to the Collaboration Agreement for the three and six months ended June 30, 2015.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

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

4. RESTRUCTURING

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. The reduction in our workforce was substantially complete as of June 30, 2015. In connection with this restructuring, we expect to record aggregate restructuring charges of approximately $1,395,000 related to one-time termination benefits which are being recognized on a pro-rata basis commencing from the date of announcement over the specified remaining service periods for the employees affected by the restructuring. For the three and six months ended June 30, 2015 we recognized $941,000 and $1,347,000 in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges include $212,000 and $302,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. The remaining projected restructuring charges are expected to be recorded during the third quarter of 2015. We may incur other charges associated with this restructuring. Such charges, if any, will be recorded as they are determined. We expect this restructuring to be completed in 2015 and result in aggregate cash expenditures of approximately $1,088,000, of which $840,000 has been paid as of June 30, 2015.

The components relating to the restructuring, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed balance sheet as of June 30, 2015, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2014	$—
Restructuring charges	1,347
Cash payments	(840)
Non-cash stock-based compensation expense	(302)
Ending accrual balance as of June 30, 2015	$205

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

Securities and Derivative Lawsuits

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff in the Class Action Lawsuits to file its consolidated amended complaint, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. On November 18, 2014, we filed a motion to dismiss the consolidated amended complaint in the Class Action Lawsuits. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 20, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuit filed in the San Mateo County Court have been stayed pending further developments in the Class Action Lawsuits. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

JUNE 30, 2015

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

8. CONDENSED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Six Months Ended June 30,
(In thousands)	2015	2014
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$—	$313
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	34	(6)

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

In November 2014, we entered into an exclusive collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which has been classified as deferred revenue on our condensed balance sheets as of June 30, 2015 and December 31, 2014. Additional consideration that we may receive under the Collaboration Agreement includes payments up to a potential total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat.

Under the Collaboration Agreement, Janssen is responsible for developing, manufacturing, commercializing, and seeking regulatory approval for imetelstat worldwide. In March 2015, we transferred our investigational new drug application, or IND, for imetelstat to Janssen, as well as the IND that we received in September 2014 from Dr. Ayalew Tefferi at Mayo Clinic for the clinical trial evaluating imetelstat in patients with MF, or the MF Pilot Study. Upon transfer of the IND for the MF Pilot Study to Janssen, Janssen assumed responsibility as trial sponsor for the MF Pilot Study.

Development of imetelstat will proceed under a mutually agreed clinical development plan, which includes two Phase 2 studies to be pursued initially and conducted by Janssen, one in MF, referred to as the IMbarkTM Study, and one in myelodysplastic syndrome, referred to as the Initial Phase 2 MDS Study. Study design information for the IMbarkTM Study, including patient eligibility criteria, is posted on www.clinicaltrials.gov, and the list of participating clinical trial sites for the study, including multiple sites in North America, Asia and Europe, will be updated on an ongoing basis. In July 2015, the IMbarkTM Study opened to patient enrollment. We expect Janssen to initiate the Initial Phase 2 MDS Study by the end of 2015. In addition, the clinical development plan may also include additional, possible registration studies in MF and myelodysplastic syndrome, or MDS, and possible exploratory Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. For a further discussion regarding the Collaboration Agreement, see Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

On June 11, 2015, the United States Food and Drug Administration, or FDA, granted orphan drug designation to imetelstat for the treatment of MF. For a drug to qualify for orphan drug designation, both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act, or ODA, and FDA’s implementing regulations at 21 CFR Part 316. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products in order to support development of medicines for underserved or rare diseases and patient populations that affect fewer than 200,000 people in the United States or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. Orphan drug designation qualifies the sponsor of the drug for various development incentives of the ODA, including, if regulatory approval is received, seven years of market exclusivity with certain limited exceptions, exemption from FDA application fees, and certain tax credits for qualified clinical testing. A marketing application for a prescription drug product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication for a disease or condition other than the rare disease or condition for which the drug was granted orphan drug designation. The granting of orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval. The safety and effectiveness of a drug must be established through adequate and well-controlled studies. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions, representing a reduction of approximately 46% of our workforce at that time. This reduction in our workforce was substantially complete as of June 30, 2015, and we expect it will be fully completed by the end of September 2015. For a further discussion regarding the organizational resizing, see Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q.

We have incurred operating losses every year since our operations began in 1990. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. Our revenues for 2015 are expected to primarily consist of revenue from the $35 million upfront payment from Janssen upon the completion of imetelstat technology transfer-related activities in 2015, and future revenues, including potential milestones and royalties, are substantially dependent on Janssen’s successful development and commercialization of imetelstat in accordance with the Collaboration Agreement. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

As of June 30, 2015, we had an accumulated deficit of $947.1 million. The significance of future losses will depend on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we in-license or acquire other oncology products, programs or companies to diversify our business. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat progresses in collaboration with Janssen. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat, which is our sole product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of June 30, 2015, we had cash, restricted cash, cash equivalents and marketable securities of $157.0 million compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. In addition, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in-license other oncology products, programs or companies to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of our sole product candidate, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we rely on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

In addition to the Collaboration Agreement with Janssen, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $110,000 and $485,000 for the three and six months ended June 30, 2015, respectively, compared to $185,000 and $535,000 for the same periods in 2014 related to our various agreements. The decrease in license fee revenues for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily reflects the receipt of higher license payments in 2014 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. We recognized royalty revenues of $141,000 and $303,000 for the three and six months ended June 30, 2015, respectively, compared to $156,000 and $280,000 for the same periods in 2014. The decrease in royalty revenues for the three months ended June 30, 2015 primarily reflects the receipt of a milestone fee in the second quarter of 2014 in connection with the achievement of a net sales milestone by a licensee of our hTERT technology. The increase in royalty revenues for the six months ended June 30, 2015 reflects higher product sales by our licensees. Future license fee and royalty revenues are also dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

As of June 30, 2015, we have not recognized any revenue related to the Collaboration Agreement since we have determined that the sole non-contingent deliverable under the Collaboration Agreement is our delivery of the license rights to Janssen and our complete performance of imetelstat technology transfer-related activities. We currently expect completion of the technology transfer-related activities to occur by September 30, 2015, at which point we expect to fully recognize the $35 million upfront payment from Janssen as collaboration revenue. We expect our revenues for 2015 to primarily consist of collaboration revenue from the upfront payment from Janssen under the Collaboration Agreement upon our completion of the technology transfer-related activities. Any future collaboration revenues are substantially dependent on Janssen successfully developing and commercializing imetelstat in accordance with the Collaboration Agreement. See further discussion of revenue recognition for the Collaboration Agreement in Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

Research and Development Expenses

For our imetelstat research and development program, we incur direct external, personnel related and other research and development costs. During the three and six months ended June 30, 2015 and 2014, imetelstat was our sole research and development program. Direct external expenses primarily consist of costs paid to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. For the three and six months ended June 30, 2015, direct external expenses also included our proportionate share of research and development costs incurred by Janssen under the imetelstat collaboration. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance.

Research and development expenses were $4.8 million and $9.8 million for the three and six months ended June 30, 2015, respectively, compared to $5.2 million and $10.4 million for the same periods in 2014. The decrease in research and development expenses for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily reflects lower personnel related expenses as a result of the organizational resizing announced in March 2015. During the remainder of 2015, we expect direct external research and development expenses to increase as the development of imetelstat progresses in collaboration with Janssen. This projected increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the organizational resizing which was substantially complete as of June 30, 2015.

Imetelstat research and development expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Direct external	$2,458	$2,266	$4,259	$4,190
Personnel related	1,855	2,370	4,457	5,055
Other	499	515	1,083	1,117
Imetelstat research and development expenses	$4,812	$5,151	$9,799	$10,362

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

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we expect to record aggregate restructuring charges of approximately $1.4 million related to one-time termination benefits which are being recognized on a pro-rata basis commencing from the date of announcement over the specified remaining service periods for the employees affected by the restructuring. For the three and six months ended June 30, 2015, we recognized $941,000 and $1.3 million in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges include $212,000 and $302,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. The organizational resizing was substantially complete as of June 30, 2015, and we expect will be completed fully by the end of September 2015. We expect the resizing will reduce our personnel related costs by approximately $5.0 million on an annualized basis. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.0 million and $8.6 million for the three and six months ended June 30, 2015, respectively, compared to $3.9 million and $7.8 million for the same periods in 2014. The increase in general and administrative expenses for the three and six months ended June 30, 2015 compared to the same periods in 2014 is primarily the result of higher non-cash stock-based compensation expense and increased consulting costs associated with our business development efforts to diversify our sole product candidate development risk by identifying and seeking to acquire and/or in-license other oncology products, programs or companies. We expect general and administrative expenses to increase during the remainder of 2015 as we proceed with our business development efforts.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred an unrealized loss on derivatives of $147,000 for the three months ended June 30, 2014. No comparable amount was incurred for the three months ended June 30, 2015 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015. We incurred unrealized gains on derivatives of $16,000 and $77,000 for the six months ended June 30, 2015 and 2014, respectively. The unrealized gain on derivatives for the six months ended June 30, 2015 reflected a decline in the fair values of options held by non-employees that expired unexercised during the first quarter of 2015. The unrealized gains and losses on derivatives for the three and six months ended June 30, 2014 primarily reflected the change in fair values of derivative liabilities as a result of fluctuations in the market value of our stock and changes in other inputs factored into the estimate of their fair value, such as the volatility of our stock.

Interest and Other Income

Interest income was $145,000 and $294,000 for the three and six months ended June 30, 2015, respectively, compared to $99,000 and $182,000 for the same periods in 2014. The increase in interest income for the three and six months ended June 30, 2015 compared to the same periods in 2014 is primarily due to an increase in our marketable securities portfolio as a result of the receipt of $35 million from Janssen as an upfront payment in December 2014 upon the effectiveness of the Collaboration Agreement. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $22,000 and $46,000 for the three and six months ended June 30, 2015, respectively, compared to $23,000 and $39,000 for the same periods in 2014. Interest and other expense primarily reflects bank charges related to our cash operating accounts and investment portfolios.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, cash equivalents and marketable securities at June 30, 2015 were $157.0 million, compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2015 was the result of cash being used for operations.

In October 2012, we entered into an At-The-Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the sales agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the sales agreement. To date, we have not sold any common stock pursuant to the sales agreement. The sales agreement will expire in October 2015 unless extended by the parties.

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan under the Collaboration Agreement, and to otherwise support the future growth of our business through the acquisition and/or in-licensing of other oncology products, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our sales agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

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

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization for imetelstat, including the number of indications being pursued, subject to permission from the FDA and other regulatory authorities;

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

•                  the cost of acquiring and/or in-licensing other oncology products, programs or companies, if any;

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias Biotherapeutics, Inc., or Asterias, upon development, regulatory approval or clearance, if any;

•                  the sales price and availability of adequate third-party reimbursement for imetelstat;

•                  expenses associated with the pending and potential additional related purported class action securities lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations.

Under the Collaboration Agreement, following the protocol specified primary analysis of the IMbarkTM Study, or a certain time period after the initiation of the first Phase 3 MF study, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to Janssen under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. If the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. Additional financing through public or private equity financings, including pursuant to our sales agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

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

Moreover, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2015 and 2014 was $14.0 million and $14.7 million, respectively. The decrease in net cash used in operations in 2015 compared to 2014 primarily reflects the net result of reduced costs for the manufacturing of imetelstat drug product, partially offset by cash payments for one-time termination benefits under the organizational resizing we announced in March 2015.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $14.5 million and $86.5 million, respectively. The decrease in net cash used in investing activities in 2015 compared to 2014 primarily reflects reduced purchases of marketable securities and increased proceeds from maturities of marketable securities.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $1.6 million and $97.7 million, respectively. Net cash provided by financing activities in 2015 primarily reflects the receipt of cash proceeds from the exercise of outstanding stock options under our equity plans and warrants. Net cash provided by financing activities in 2014 primarily reflects the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 20, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuit filed in the San Mateo County Court have been stayed pending further developments in the Class Action Lawsuits. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

RISKS RELATED TO OUR BUSINESS

We are dependent upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat, our sole product candidate. If Janssen fails to perform as required by the Collaboration Agreement, the potential for us to generate future revenues from milestone payments and royalties from imetelstat would be significantly reduced, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization efforts related to imetelstat could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are solely dependent on Janssen to provide us with timely and accurate information concerning these activities. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials of imetelstat, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

Our collaboration with Janssen may be unsuccessful due to other factors, including the following:

•                  Janssen may choose to terminate the Collaboration Agreement for convenience;

•                  Janssen may provide a negative Continuation Decision and halt its development of imetelstat;

•                  the results of the IMbarkTM Study and/or the planned Initial Phase 2 MDS Study may be negative or inconclusive, or Janssen may observe safety issues in either of these studies, which may result in a negative Continuation Decision by Janssen, in which case we would receive no further payments from Janssen under the Collaboration Agreement;

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

•                  Janssen’s ability to achieve development and manufacturing objectives or milestones may be delayed or substantially impacted if we are unable to provide to Janssen in a timely manner, or at all, further information related to imetelstat that has been or may be requested by Janssen;

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

•                  Janssen may not comply with all applicable regulatory requirements or may fail to report safety data from clinical trials of imetelstat in accordance with all applicable regulatory requirements, which could delay, suspend or stop clinical activities of imetelstat being performed by Janssen or by us; and

•                  if Janssen is acquired by a third party during the term of our collaboration with Janssen, the acquirer may have different strategic priorities that could cause it to terminate the Collaboration Agreement or reduce its commitment to our collaboration.

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factor, then Janssen may terminate the Collaboration Agreement, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would severely and adversely affect our business and business prospects.

Delays in current clinical trials of imetelstat being conducted by Janssen, including the IMbarkTM Study and the MF Pilot Study, and Janssen’s initiation of, or the inability to initiate, subsequent clinical trials of imetelstat, such as the planned Initial Phase 2 MDS Study, could result in increased development costs and would delay our ability to earn revenues from milestone payments or royalties from the Collaboration Agreement with Janssen. *

The clinical development of imetelstat will be influenced by results from current clinical trials, including the IMbarkTM Study and the MF Pilot Study being conducted by Janssen, and potential future clinical trials of imetelstat in hematologic myeloid malignancies, such as the Initial Phase 2 MDS Study planned to be conducted by Janssen. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•                  properly designing, enrolling, conducting or completing the IMbarkTM Study and commencing potential future clinical trials, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, and promptly or adequately reporting data from such trials;

•                  obtaining regulatory clearance to commence subsequent clinical trials of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, in a timely manner, or at all, in the United States or other countries;

•                  demonstrating sufficient safety and efficacy in the IMbarkTM Study and future Phase 2 clinical trials, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  properly conducting and/or completing the MF Pilot Study;

•                  manufacturing sufficient quantities of imetelstat in a manner that meets the quality standards of the FDA and other regulatory authorities;

•                  ensuring the ability to manufacture imetelstat at acceptable costs for Phase 3 clinical trials and commercialization;

•                  obtaining clearance or approval of proposed imetelstat trial designs and/or manufacturing specifications from the FDA and other regulatory authorities;

•                  reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the United States or foreign jurisdictions, including contract research organizations, laboratory service providers and clinical trial sites, on all aspects of clinical trials;

•                  obtaining institutional review board or ethics committee approval to conduct clinical trials at prospective clinical trial sites; and

•                  identifying and successfully screening and enrolling appropriate subjects for participation in clinical trials and retaining those subjects in the clinical trials.

Failures or delays with respect to any of these events could adversely affect Janssen’s ability to maintain or successfully complete any current clinical trials of imetelstat or to initiate future clinical trials of imetelstat, which could increase development costs, impair our ability to earn revenues from milestone payments or royalties from the Collaboration Agreement with Janssen or cause Janssen to terminate the Collaboration Agreement, any of which could adversely impact our financial results, would have severe adverse effects on our business and business prospects, and may cause us to cease operations.

If there are any safety or efficacy results that cause the benefit-risk profile of imetelstat to become unacceptable, the clinical development of imetelstat would be delayed or halted, and Janssen may terminate the Collaboration Agreement, which would severely and adversely affect our business prospects, and may cause us to cease operations. *

Imetelstat may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. For example, although the FDA removed the full clinical hold on our IND for imetelstat on October 31, 2014 and in the first quarter of 2015 we ceased follow-up of patients enrolled in our Phase 2 clinical trial of imetelstat in ET, or the ET trial, if patients in current or future clinical trials of imetelstat experience similar or more severe hepatotoxicity, including elevated liver function tests, or LFTs, or severe hepatic adverse events, the IND for imetelstat may again be placed on clinical hold, and we, in collaboration with Janssen, may be precluded from further developing imetelstat.

Further, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, or MM, and solid tumors, we have observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we have observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the ET trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat could not be excluded as a causative agent. In the MF Pilot Study, myelosuppression has been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the MF Pilot Study, more persistent and profound myelosuppression, particularly thrombocytopenia, was observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator.

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. In collaboration with Janssen, we may observe or report dose-limiting toxicities or other safety issues in the IMbarkTM Study and in potential future clinical trials of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Because previously enrolled patients continue to receive imetelstat in the MF Pilot Study, additional or more severe toxicities or safety issues in the MF Pilot Study, including additional serious adverse events and clinically significant LFT abnormalities, may be observed or reported as patient treatment continues and more data become available. Since the IMbarkTM Study and the MF Pilot Study are ongoing studies in which additional data is being generated, the benefit-risk profile of imetelstat in MF will continue to be assessed, including the risk of hepatotoxicity and severe cytopenias that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement and/or completion of any current or future clinical trials, including the MF Pilot Study and the IMbarkTM Study being conducted by Janssen and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, would likely be delayed or prevented;

•                  the MF Pilot Study and the IMbarkTM Study being conducted by Janssen or any potential future clinical trials, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, may be placed on clinical hold or halted by regulatory authorities similar to the manner in which the FDA previously halted clinical trials of imetelstat by placing clinical holds on our IND for imetelstat and the IND for the MF Pilot Study; or

•                  additional, unforeseen trials or preclinical studies may be required to be conducted.

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

The benefit-risk profile of imetelstat will also affect the assessment by the FDA and regulatory authorities in other countries of the drug’s cost-effectiveness and/or marketability, which assessment could prevent or limit its approval for marketing and successful commercial use. If regulatory submissions requesting approval to market imetelstat are submitted, after reviewing the data in such submissions, the FDA and regulatory authorities in other countries may conclude that the overall benefit-risk profile of imetelstat treatment, including hepatotoxicity or severe hepatic adverse events, may preclude approval of imetelstat for marketing or further development for any indications, including hematologic malignancies. Any of these events could cause Janssen to terminate the Collaboration Agreement, which would severely harm our business and prospects, and would likely cause us to cease operations.

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed.

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the results of the IMbarkTM Study, or, if the IMbarkTM Study is terminated early or suspended for an extended period of time, within a certain time period thereafter as set forth in the Collaboration Agreement. The timing of Janssen’s Continuation Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If the IMbarkTM Study is terminated early, suspended for an extended period of time, or is otherwise unsuccessful, Janssen may provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our business and business prospects would be severely and adversely affected, which might cause us to cease operations.

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

•                  we would need to raise additional capital if we were to choose to pursue imetelstat development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all, or might not be possible on terms acceptable to us, in which case it would likely be necessary for us to limit the size or scope of the imetelstat development program or to seek additional funding by other means to accommodate the increased expenditures; and

•                  we would need to hire additional employees to support the development and commercialization of imetelstat, which would increase our need for additional funding.

Any termination of the Collaboration Agreement by Janssen at any time would have a material adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which would have severe adverse effects on our business and business prospects, and might cause us to cease operations.

Our decision to exercise our U.S. Opt-In Rights under the Collaboration Agreement with Janssen for imetelstat must be made within a limited time after Janssen makes an affirmative Continuation Decision and, as a result, we may be required to invest substantial capital based on limited clinical data.

We must elect to exercise our U.S. Opt-In Rights within a short timeframe following Janssen’s Continuation Decision. Although we expect to receive information from Janssen regarding data from the IMbarkTM Study and the planned Initial Phase 2 MDS Study, proposed future clinical development plans and costs, estimates in timing for commercializing imetelstat and related promotional activities, and calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

We may not be able to successfully identify and acquire and/or in-license other oncology products, programs or companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions. *

To grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, programs or companies. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.

In addition, acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. We may encounter unexpected difficulties, or incur unexpected costs, in connection with transition activities and integration efforts, which include:

•                  high acquisition costs;

•                  the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;

•                  the potential disruption of our historical business and our activities under the Collaboration Agreement;

•                  the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•                  our lack of experience in commercializing any products;

•                  the difficulties in assimilating employees and corporate cultures;

•                  the failure to retain key managers and other personnel;

•                  the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•                  the need to write down assets or recognize impairment charges;

•                  the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•                  any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.

If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.

In addition, the Collaboration Agreement with Janssen prohibits us from commercializing, under the intellectual property we have licensed exclusively to Janssen, any substance whose identified or known mechanism of action is telomerase inhibition. Further, if we exercise our U.S. Co-Promotion Option under the Collaboration Agreement, we will be required to certify at the time of exercising our U.S. Co-Promotion Option that we are not marketing or promoting, and have no right to market or promote, any such products for any oncology indication. Our right to co-promote in the U.S. may be terminated by Janssen if we develop or commercialize a product for treating an oncology indication that acts through the same mechanism of action as imetelstat or that is substitutable for imetelstat. Accordingly, our Collaboration Agreement with Janssen could adversely affect our ability to acquire or in-license, or to research, develop or market, promising products, product candidates or programs.

We may be unable to successfully retain key personnel to support our collaboration with Janssen or to manage any future growth.

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we will have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we will remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel, our ability to support the Collaboration Agreement with Janssen could be impaired, and our business and the price of our common stock would be adversely impacted.

In addition, our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented and our March 2015 organizational resizing, as well as our collaboration with Janssen and uncertainties regarding our ability to diversify our sole product candidate development risk, could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration with Janssen or to support future growth.

We and certain of our officers have been named as defendants in three securities lawsuits, two of which are purportedly class action lawsuits, and certain of our officers and/or directors have been named as defendants in three derivative lawsuits. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits and any other lawsuits will be costly to defend or pursue and are uncertain in their outcome. *

Securities-related class action lawsuits and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

On June 30, 2014, both of the foregoing lawsuits, or the Class Action Lawsuits, were consolidated for all purposes, and a lead plaintiff and lead counsel were appointed by the California District Court. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 20, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits.

On June 6, 2014, a securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the Class Action Lawsuits, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court so it could be consolidated with the Class Action Lawsuits. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, and the transferred case has been consolidated by the California District Court with the Class Action Lawsuits filed in the California District Court.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuit filed in the San Mateo County Court have been stayed pending further developments in the Class Action Lawsuits.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters, including, for example, the duration and nature of follow-up conducted by Janssen or us of patients enrolled in current and future clinical trials of imetelstat, and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

We may also be subject to litigation arising from completed strategic transactions or if the results of our business and collaboration activities are not successful. *

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of an asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and Asterias. On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen to develop and commercialize imetelstat worldwide. We may face litigation arising from or related to the value received by our stockholders, if any, from our distribution of the Asterias Series A common stock and/or the warrants to purchase BioTime common stock, or the BioTime Warrants, distributed by Asterias under the Contribution Agreement, or our role as a named underwriter with respect to our distribution of the Asterias Series A common stock, including the delays we experienced with respect to completing our distribution of the Asterias Series A common stock, or we may face litigation based on other matters related to the Contribution Agreement and the Collaboration Agreement or the transactions contemplated thereby, including if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is otherwise unsuccessful.

As a result of these and other factors, we may be exposed to litigation risks related to the transactions contemplated by the Contribution Agreement and the Collaboration Agreement, including declines or fluctuations in our stock price, additional advisor and legal fees, distractions to our management caused by activities undertaken in connection with resolving any disputes related to the transactions, or the loss of important contractual rights. As another example, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our human embryonic stem cell programs. Thus, certain stockholders may have attributed substantial financial value to our stem cell assets and may believe that the Asterias Series A common stock, BioTime Warrants and/or cash received in the distributions pursuant to the Contribution Agreement were inadequate consideration for such assets.

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

In addition, if the results of our business and collaboration activities are not successful, including without limitation, if:

•                  we or Janssen are otherwise unable to continue development of imetelstat due to actions by regulatory authorities, such as the previous full clinical hold that was placed by the FDA in March 2014 on the IND for imetelstat that we transferred to Janssen in March 2015;

•                  we, Janssen or any investigators ascertain that the use of imetelstat results in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;

•                  the conduct of current clinical trials, such as the IMbarkTM Study and the MF Pilot Study being conducted by Janssen, and future clinical trials, such as the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, results in patient injury or death, or any failure to meet regulatory and/or compliance requirements;

•                  the final or any preliminary results from the IMbarkTM Study or the MF Pilot Study, or any subsequent clinical trial of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, are not deemed to be successful;

•                  we or Janssen are unable to obtain regulatory clearance to commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or such regulatory clearance is revoked or put on hold by governmental or regulatory authorities in any jurisdiction;

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

Monitoring, initiating and defending against legal actions, including our currently-pending securities-related lawsuits and derivative litigations, are time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation, including our currently-pending securities-related lawsuits and derivative litigations, could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from the MF Pilot Study, should not be relied upon as evidence that subsequent or larger-scale clinical trials of imetelstat will succeed. The positive efficacy results we have obtained from the Phase 2 clinical trial of imetelstat in ET may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous and ongoing clinical trials, including the MF Pilot Study, could cause complexities in treating patients with MF and could result in the discontinuation of the MF Pilot Study, the IMbarkTM Study and any future clinical trials of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Also, the criteria used to assess efficacy in the MF Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

The preliminary results of the MF Pilot Study presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013 and the updated preliminary results presented at ASH in December 2014 will need to be confirmed in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers. The results reported by us, Janssen or by the investigator in the MF Pilot Study may not be reproduced in the IMbarkTM Study or any imetelstat trials conducted in the future, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF or any other hematologic myeloid malignancy.

In addition, from time-to-time, we or Janssen may report or announce preliminary data from current or potential future clinical trials, such as the ongoing IMbarkTM Study and the planned Initial Phase 2 MDS Study to be conducted by Janssen under the Collaboration Agreement. For example, the investigator for the MF Pilot Study reported preliminary data from the trial in December 2013 and updated preliminary data in December 2014. Since those data were preliminary, the final data from the MF Pilot Study may be materially different than the data reported by the investigator in December 2013 or December 2014. Since patients previously enrolled in the MF Pilot Study continue to receive imetelstat, safety and efficacy data continue to be generated, and additional and updated data from the MF Pilot Study may materially change the overall conclusions from the preliminary data reported in December 2013 or December 2014. Therefore, such preliminary data should be considered carefully and with caution. Additional and updated data from the MF Pilot Study are also subject to any review or verification procedures that Janssen may conduct as the trial sponsor for the MF Pilot Study, and since this could result in material differences from the data reported by the investigator or us, additional or updated data that may be reported from the MF Pilot Study should be considered carefully and with caution. Analyses performed by Janssen may result in conclusions that are materially different from the investigator’s analyses or ours, and therefore such preliminary data should be considered carefully and with caution.

Material adverse changes in the final data from the MF Pilot Study could jeopardize our Collaboration Agreement with Janssen and if Janssen were to terminate the Collaboration Agreement, our business prospects would be severely and adversely affected, and we might cease operations. Even if final safety and efficacy data from the MF Pilot Study are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the MF Pilot Study may not be reproducible in the IMbarkTM Study or future clinical trials, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement.

Before Janssen can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate that imetelstat is safe and effective for use in a diverse population. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If imetelstat cannot be developed in future clinical trials, including Phase 3 clinical trials, our Collaboration Agreement with Janssen will be negatively impacted and likely be terminated altogether, which would have severe adverse effects on our business and business prospects, and might result in the failure of our business.

The timely conduct and completion of the IMbarkTM Study and potential future clinical trials of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, is subject to risks and uncertainties.

Delays or terminations of current and potential future clinical trials, including the ongoing IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, could be caused by matters such as:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if Janssen or future investigators do not obtain and maintain regulatory clearances to commence studies of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, including the IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  the inability of Janssen to maintain the INDs for imetelstat that we have transferred to Janssen, including the IND for the MF Pilot Study, without such INDs being placed on full or partial clinical hold by the FDA;

•                  the inability to properly design, conduct and/or complete current and potential future clinical trials of imetelstat, including the MF Pilot Study, the IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  data showing lack of effectiveness of imetelstat during clinical trials, or results that do not demonstrate statistically significant efficacy;

•                  safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues related to imetelstat in addition to those that have been observed to date in previous or ongoing clinical trials, whether or not in the same indications or therapeutic areas;

•                  disruptions due to drug supply or quality issues;

•                  the inability of Janssen to obtain acceptance of manufacturing changes or clinical trial protocol amendments by regulatory authorities, as well as its inability to subsequently implement such manufacturing changes and/or clinical trial protocol amendments successfully;

•                  failure by investigators conducting current and future clinical trials of imetelstat, including the ongoing IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, to timely commence, enroll, complete or report data from such clinical trials;

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

•                  issues or disputes with key vendors of clinical services, such as contract research organizations, clinical trial sites and laboratory service providers; or

•                  governmental or regulatory delays in any jurisdiction, whether within or outside of the United States, information requests, clinical holds, such as the previous clinical holds placed by the FDA on the IND for imetelstat and the IND for the MF Pilot Study, both of which were transferred to Janssen in March 2015, and changes in regulatory requirements, policies and guidelines.

Advancing clinical development of imetelstat in the United States is dependent on obtaining positive results from current and potential future clinical trials of imetelstat in hematologic myeloid malignancies, including the MF Pilot Study, the IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Obtaining additional and future data from the MF Pilot Study may provide additional insights into the further development of imetelstat for MF, MDS or AML, including with respect to Janssen’s ability to advance the ongoing IMbarkTM Study or initiate the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Accordingly, a delay in the timely completion of the MF Pilot Study, including any delay caused by any future clinical hold placed by the FDA on the INDs for imetelstat, including the IND for the MF Pilot Study that we transferred to Janssen in March 2015, could have a material adverse effect on advancing the development of imetelstat in current and potential future clinical trials, including the ongoing IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. Also, adverse safety results from clinical trials of imetelstat, including those results that have been reported and those that may in the future be reported from the MF Pilot Study, the IMbarkTM Study or the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, could delay or prevent the initiation or continuation of further clinical development of imetelstat, whether under the Collaboration Agreement or otherwise. Occurrence of any of these events would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and may cause us to cease operations.

In addition, enrollment goals for current and potential future clinical trials of imetelstat, including the ongoing IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, may not be met. The inability to retain or treat patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any ongoing and future clinical trials of imetelstat may be overseen by safety monitoring committees, which may determine to significantly modify, delay or suspend one or more of these trials due to safety or futility findings based on emerging data occurring during a clinical trial. Data that we have received or that we or Janssen may in the future receive from investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely initiation or completion of clinical testing of imetelstat could increase research and development costs and could prevent or would delay obtaining regulatory approval for imetelstat, either of which would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and could cause us to cease operations.

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

Prior to initiating future clinical trials of imetelstat, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, the clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments from these agencies that must be addressed would likely delay further clinical development of imetelstat and potentially the timing of any Continuation Decision by Janssen or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects.

Prior to submission of any regulatory application seeking approval to commence commercial sales of imetelstat, extensive preclinical and clinical testing will be required. If the interpretation by us or Janssen of safety and efficacy data obtained from these preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials, such as the MF Pilot Study and the IMbarkTM Study or potential future clinical trials, including the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

Even though the FDA has granted orphan drug designation to imetelstat for the treatment of MF, this designation may not be maintained, which would eliminate the benefits associated with orphan drug designation, including the potential for market exclusivity, which may cause potential sales revenue for imetelstat, if any, to be reduced, and harm our business and business prospects. *

Although the FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF, Janssen may not be the first to obtain marketing approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if Janssen seeks approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan drug designation was materially defective or if Janssen is unable to assure sufficient quantities of imetelstat to meet the needs of patients with the rare disease or condition. Further, even if Janssen obtains orphan drug exclusivity for imetelstat, that exclusivity may not effectively protect imetelstat from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, the FDA can subsequently approve a different drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Occurrence of any of these events could result in decreased sales and reduced royalties for us, and may harm our business and business prospects. In addition, orphan drug designation will neither shorten the development time nor regulatory review time for imetelstat, and does not give imetelstat any advantage in the regulatory review or approval process.

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

Any development activities conducted by Janssen under a Janssen Independent Development Plan, or IDP, may create significant reimbursement obligations for us, which could result in reduced cash inflow from future milestone payments and royalties until we have fully paid our reimbursement obligations under the Collaboration Agreement.

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

Under the Collaboration Agreement, if we develop imetelstat independently under our own IDP, the success of that IDP may depend on our ability to provide adequate financial and technical resources, and failure to successfully conduct or fund our own IDP activities may adversely affect our business.

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

Under the Collaboration Agreement, after a transition period, Janssen will be responsible for the manufacture and/or manage the supply of imetelstat on a global basis for clinical trials and all commercial activities. Consequently, we will be, and expect to remain, dependent on Janssen to appropriately supply imetelstat. Janssen may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Janssen may not perform as agreed or may default in its obligations to supply imetelstat for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat on a timely basis. Any such failure by Janssen could delay current and/or future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us.

Currently, third-party contractors perform certain process development or other technical and scientific work with respect to imetelstat, as well as supplying starting materials and manufacturing drug substance and drug product. Neither we nor Janssen have direct control over their personnel or operations. We and Janssen rely on these third-party contractors to produce and deliver sufficient quantities of imetelstat to support clinical trials on a timely basis and to comply with applicable regulatory requirements. If requested by Janssen, we may transfer certain of our agreements with these third parties to Janssen, if permitted by the terms and conditions of the respective agreements or otherwise allowed by the third parties. If these companies do not perform the work which they are contracted to perform, fail to comply with applicable cGMP regulations, do not complete the work within the expected timelines, fail to produce materials which are suitable for use in clinical trials or choose to exit the business, the ability to develop or manufacture imetelstat could be significantly harmed. For example, changes to one or more suppliers due to these or other reasons could lead to delays in drug supply. Manufacturing delays could adversely impact the completion of current clinical trials, such as the ongoing IMbarkTM Study, or the initiation of future clinical trials, such as the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement, which may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and may cause us to cease operations.

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

Protection of our proprietary technology is critically important to our business, especially with respect to our collaboration with Janssen. Our success will depend in part on our ability to obtain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. If we are unsuccessful in any of these regards, the value of our technologies and imetelstat will be adversely affected, and we and/or Janssen may be unable to continue development of imetelstat. By way of example, we do not yet have issued compound patent coverage for imetelstat in Europe after 2020. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us or Janssen. In the event that we are unsuccessful in obtaining and enforcing our patents and other intellectual property rights, we or Janssen may not be able to further develop or commercialize imetelstat, any of which could delay ongoing or future clinical trials of imetelstat and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and could cause us to be unable to continue our operations.

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technologies and imetelstat, or enforce issued patents, is uncertain. If we or Janssen infringe the patents of others, we or Janssen may be blocked from continuing development work with respect to imetelstat or be required to obtain licenses on terms that may impact the value of imetelstat or cause it to be commercially impracticable.

A number of significant changes to U.S. patent law occurred when the Leahy-Smith America Invents Act, or the AIA, was signed into law on September 16, 2011. These include provisions that affect the way patent applications are prosecuted and may affect patent litigation. Many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, became effective on March 16, 2013. For example, under the AIA, patent rights are awarded to the first inventor to file a patent application with respect to a particular invention. Since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, the persons or entities that we name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or the first to file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to the future success of imetelstat. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions or any joint inventions that we may develop with Janssen. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Significant impairment of our imetelstat patent rights would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which could cause us to cease operations.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and changes providing opportunities for third parties to challenge any issued patent in the Patent Office. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in United States federal court, a third party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party could attempt to use the Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Recent court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, on June 13, 2013, the U.S. Supreme Court, or the Court, issued a decision in Association for Molecular Pathology v. Myriad Genetics, Inc. holding that claims to isolated genomic DNA were not patentable subject matter, but claims to complementary DNA, or cDNA, molecules were patentable subject matter. The effect of the decision on patents for other isolated natural products is uncertain. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision has created uncertainty around the ability to patent certain biomarker-related method patents. In addition, recent court rulings in cases such as BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig. and Promega Corp. v. Life Technologies Corp. have also narrowed the scope of patent protection available in certain circumstances. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events may have created uncertainty with respect to the value of certain patents we have previously obtained or in-licensed.

Depending on decisions by the U.S. federal courts and the Patent Office, the interpretation of laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents. Occurrence of these events could significantly impair our imetelstat patent rights which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and could cause us to cease operations.

Challenges to our patent rights would result in costly and time-consuming legal proceedings that could prevent or limit development of imetelstat. *

Our patents may be challenged through administrative or judicial proceedings. Such proceedings are typically lengthy and complex, and an adverse decision can result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Our pending patent applications, or our issued patents, may be drawn into interference proceedings or be challenged through post-grant review procedures, which could delay or prevent the issuance of patents, or result in the loss of issued patent rights.

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

Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Under the Collaboration Agreement, Janssen could commercialize imetelstat internationally if approved by regulatory authorities for commercial sale. Therefore, securing both proprietary protection and freedom to operate outside of the United States is important to the Collaboration Agreement with Janssen and our business. Opposition proceedings require significant time and costs, and if we are unable to commit these types of resources to protect our imetelstat patent rights, we and/or Janssen could be prevented or limited in the development and commercialization of imetelstat. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and may cause us to cease operations.

As more groups become engaged in scientific research and product development in the areas of telomerase biology, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, post grant proceedings, oppositions, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, or could otherwise have a material adverse effect on our business, and may cause us to cease operations, by:

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

We or Janssen may be subject to infringement claims that are costly to defend, and as to which we may be obligated to indemnify Janssen or obtain unblocking licenses, and such claims may limit our or Janssen’s ability to use disputed technologies and prevent us or Janssen from pursuing research and development or commercialization of imetelstat.

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

We or Janssen may become aware of discoveries and technologies controlled by third parties that are advantageous to developing or manufacturing imetelstat. Under such circumstances, we or Janssen may initiate negotiations for licenses to other technologies as the need or opportunity arises. We or Janssen may not be able to obtain a license to a technology required for the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our or Janssen’s failure to comply with the obligations under such licenses. If we or Janssen do not obtain a necessary license or if such a license is terminated, we or Janssen may need to redesign our technologies or obtain rights to alternate technologies, which may not be possible, and even if possible, could cause delays in the development efforts for imetelstat. In cases where we or Janssen are unable to license necessary technologies, we and/or Janssen could be subject to litigation and prevented from researching, developing, manufacturing or commercializing imetelstat, and in certain circumstances we may be required to indemnify Janssen for infringement claims arising from Janssen’s research, development, manufacture or commercialization of imetelstat, which could materially and adversely impact our business. Failure by us or Janssen to obtain rights to alternative technologies or a license to any technology that may be required to research, develop, manufacture or commercialize imetelstat would delay future clinical trials of imetelstat and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and may cause us to cease operations.

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

We have incurred operating losses every year since our operations began in 1990. As of June 30, 2015, our accumulated deficit was approximately $947.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size.

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

We also expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by milestone payments or royalties from Janssen or by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues from the Collaboration Agreement with Janssen through milestone payments or royalties, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock and our ability to sustain operations. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.

We may need additional capital to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the acquisition and/or in-licensing of other oncology products, programs or companies. We cannot assure you that our existing capital, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our At-The-Market Issuance Sales Agreement, or sales agreement, with MLV & Co. LLC, or MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat under the Collaboration Agreement;

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

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization of imetelstat, including the number of indications being pursued, subject to permission from the FDA and other regulatory authorities;

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

•                  the cost of acquiring and/or in-licensing other oncology products, programs or companies, if any;

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias, upon development, regulatory approval or clearance, if any;

•                  the sales price and availability of adequate third-party reimbursement for imetelstat;

•                  expenses associated with the pending and potential additional related purported class action securities lawsuits and derivative lawsuits, as well as any other litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

•                  a failure to show adequate safety or efficacy of imetelstat in current or potential future clinical trials; or

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

Moreover, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

Historically, our stock price has been extremely volatile. Between July 1, 2005 and June 30, 2015, our stock has traded as high as $12.18 per share and as low as $0.91 per share. Between July 1, 2012 and June 30, 2015, the price has ranged between a high of $7.79 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence or conduct studies of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, including the ongoing IMbarkTM Study and the Initial Phase 2 MDS Study planned to be conducted by Janssen under the Collaboration Agreement;

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

•                  announcements concerning regulatory developments, such as grant of the orphan drug designation to imetelstat for the treatment of MF, and proprietary rights;

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

If we fail to continue to meet the listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of June 30, 2015, we had 300,000,000 shares of common stock authorized for issuance and 158,122,877 shares of common stock outstanding. In addition, we had reserved 31,399,339 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2015. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

Success by Janssen in any of these approaches may compete with imetelstat or render imetelstat obsolete or noncompetitive, which could lead to a decision by Janssen to discontinue the imetelstat program and terminate the Collaboration Agreement, which would materially and adversely affect our business and business prospects and might cause us to cease operations.

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

As a result of the foregoing, competitors may develop more commercially desirable or affordable products, or achieve earlier patent protection or product commercialization than us or Janssen. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to imetelstat. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar to those that may be demonstrated by imetelstat. Competitors may develop products that are safer, more effective or less costly than imetelstat, or more convenient to administer to patients and, therefore, present a serious competitive threat to imetelstat. In addition, competitors may price their products below what Janssen may determine to be an acceptable price for imetelstat, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than imetelstat. Such competitive products or activities by competitors may render imetelstat obsolete, which may cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business prospects and may cause us to cease operations.

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

•                  the label and promotional claims allowed by the FDA or other regulatory authorities for imetelstat, if any;

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

If acceptable prices or adequate reimbursement for imetelstat is not obtained, the use of imetelstat could be severely limited. *

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in June 2012 and upheld the Affordable Care Act against challenges to nationwide tax subsidies in July 2015, other legal challenges against the Affordable Care Act may be brought in the future. In addition, the United States Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The American Taxpayer Relief Act of 2012, signed into law in January 2013, among other things, also reduced Medicare payments to certain providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, Medicare payment reductions of 2% went into effect and will remain in effect through 2024 unless additional Congressional action is taken.

In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices, or the amounts of reimbursement available for imetelstat. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on the potential royalties from the Collaboration Agreement with Janssen on sales of imetelstat, if approved.

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

Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business. *

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

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

GERON CORPORATION

Date: August 5, 2015	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 5, 2015
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 5, 2015
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015*
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements

*                     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.