Form 10-Q
period 2015-09-30
GERON CORP
filed 2015-11-05
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 30, 2015:
Common Stock, $0.001 par value	158,221,925 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,823	$42,796
Restricted cash	266	266
Marketable securities	102,857	108,645
Interest and other receivables	1,238	963
Prepaid assets	831	736
Total current assets	122,015	153,406
Noncurrent marketable securities	31,821	18,932
Property and equipment, net	183	173
	$154,019	$172,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574	$1,033
Accrued compensation and benefits	2,248	4,213
Accrued collaboration charges	2,498	—
Accrued restructuring charges	78	—
Accrued liabilities	727	1,537
Deferred revenue	—	35,000
Fair value of derivatives	—	16
Total current liabilities	6,125	41,799
Commitments and contingencies
Stockholders’ equity:
Common stock	158	157
Additional paid-in capital	1,067,712	1,059,072
Accumulated deficit	(919,919)	(928,433)
Accumulated other comprehensive loss	(57)	(84)
Total stockholders’ equity	147,894	130,712
	$154,019	$172,511

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenues:
Collaboration revenue	$35,000	$—	$35,000	$—
License fees and royalties	363	160	1,151	975
Total revenues	35,363	160	36,151	975

Operating expenses:
Research and development	4,050	5,994	13,849	16,356
Restructuring charges	(41)	—	1,306	—
General and administrative	4,334	4,073	12,911	11,920
Total operating expenses	8,343	10,067	28,066	28,276
Income (loss) from operations	27,020	(9,907)	8,085	(27,301)
Unrealized gain on derivatives	—	289	16	366
Interest and other income	187	91	481	273
Interest and other expense	(22)	(22)	(68)	(61)
Net income (loss)	$27,185	$(9,549)	$8,514	$(26,723)

Net income (loss) per share:
Basic	$0.17	$(0.06)	$0.05	$(0.18)
Diluted	$0.17	$(0.06)	$0.05	$(0.18)

Shares used in computing net income (loss) per share:
Basic	158,151,747	156,843,989	157,922,075	152,338,668
Diluted	162,669,681	156,843,989	162,448,893	152,338,668

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net income (loss)	$27,185	$(9,549)	$8,514	$(26,723)
Net unrealized (loss) gain on marketable securities	(7)	(16)	27	(22)
Comprehensive income (loss)	$27,178	$(9,565)	$8,541	$(26,745)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,514	$(26,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39	38
Accretion and amortization on investments, net	1,670	2,221
Loss on retirement of property and equipment	—	3
Stock-based compensation for services by non-employees	262	172
Stock-based compensation for employees and directors	6,453	5,752
Amortization related to 401(k) contributions	161	99
Recognition of deferred revenue	(35,000)	—
Unrealized gain on derivatives	(16)	(366)
Changes in assets and liabilities:
Other current and noncurrent assets	(370)	(484)
Other current liabilities	(658)	161
Net cash used in operating activities	(18,945)	(19,127)

Cash flows from investing activities:
Restricted cash transfer	—	530
Purchases of property and equipment	(49)	(12)
Purchases of marketable securities	(153,073)	(159,172)
Proceeds from sales and maturities of marketable securities	144,329	74,561
Net cash used in investing activities	(8,793)	(84,093)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,765	97,830
Net cash provided by financing activities	1,765	97,830
Net decrease in cash and cash equivalents	(25,973)	(5,390)
Cash and cash equivalents at the beginning of the period	42,796	12,990
Cash and cash equivalents at the end of the period	$16,823	$7,600

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2014, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2014 has been derived from audited financial statements at that date.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for common stock equivalents. Diluted net income per share is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards, and warrants to purchase our common stock. For periods in which we have incurred a net loss, common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method, are excluded, as their effect would be anti-dilutive, resulting in the same number of shares used for the calculation of basic and diluted net loss per share. For all periods presented in the accompanying condensed statements of operations, the net income (loss) available to common stockholders is equal to the reported net income (loss).

The following table shows the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net income (loss)	$27,185	$(9,549)	$8,514	$(26,723)
Weighted-average shares:
Basic	158,151,747	156,843,989	157,922,075	152,338,668
Effect of dilutive securities:
Stock options and restricted stock awards	4,517,934	—	4,526,818	—
Diluted	162,669,681	156,843,989	162,448,893	152,338,668
Net income (loss) per share:
Basic	$0.17	$(0.06)	$0.05	$(0.18)
Diluted	$0.17	$(0.06)	$0.05	$(0.18)

Because we were in a net loss position for the three and nine months ended September 30, 2014, 1,926,886 and 3,205,962 common stock equivalents, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury-stock method at the estimated average market value) were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive.

In addition, 9,761,251 and 9,903,083 potentially dilutive securities for the three months ended September 30, 2015 and 2014, respectively, and 9,496,770 and 9,369,877 potentially dilutive securities for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the treasury-stock method and calculation of diluted net income (loss) per share as their effect would have been anti-dilutive.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2015 and 2014. See Note 2 on Fair Value Measurements.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

SEPTEMBER 30, 2015

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2015 and 2014 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development	$462	$653	$1,696	$1,932
Restructuring charges	5	—	307	—
General and administrative	1,597	1,356	4,450	3,820
Stock-based compensation expense included in operating expenses	$2,064	$2,009	$6,453	$5,752

In connection with a restructuring we announced in March 2015, the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring was extended from 90 days to one year from their respective termination dates, subject to each employee’s continuous service until his/her specified termination date. The incremental value associated with these stock option modifications was recognized as non-cash stock-based compensation expense over each employee’s remaining service period with the Company and recorded as restructuring charges on our condensed statements of operations as reflected in the table above. See Note 4 on Restructuring for a further discussion of the March 2015 restructuring.

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the nine months ended September 30, 2015 and 2014 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Dividend yield	0%	0%
Expected volatility range	0.874 to 0.884	0.898 to 0.922
Risk-free interest rate range	1.68% to 1.71%	1.64% to 1.92%
Expected term	5.5 yrs	5.5 yrs

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2015 and 2014 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Dividend yield	0%	0%
Expected volatility range	0.654 to 1.392	0.835 to 1.666
Risk-free interest rate range	0.11% to 0.28%	0.06% to 0.15%
Expected term range	6 – 12 mos	6 – 12 mos

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$13,190	$—	$—	$13,190
Corporate notes	1,507	—	—	1,507
	$14,697	$—	$—	$14,697
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in 1 to 2 years)	$6,921	$1	$—	$6,922
Commercial paper (due in less than 1 year)	22,238	12	—	22,250
Corporate notes (due in less than 1 year)	80,634	7	(34)	80,607
Corporate notes (due in 1 to 2 years)	24,942	4	(47)	24,899
	$134,735	$24	$(81)	$134,678

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$40,342	$—	$—	$40,342
Restricted cash:
Certificate of deposit	$266	$—	$—	$266
Marketable securities:
Government-sponsored enterprise securities (due in less than 1 year)	$401	$—	$(1)	$400
Government-sponsored enterprise securities (due in 1 to 2 years)	6,556	—	(7)	6,549
Commercial paper (due in less than 1 year)	10,985	14	—	10,999
Corporate notes (due in less than 1 year)	97,307	2	(63)	97,246
Corporate notes (due in l to 2 years)	12,412	—	(29)	12,383
	$127,661	$16	$(100)	$127,577

Marketable securities with unrealized losses at September 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2015:
Corporate notes (due in less than 1 year)	$57,459	$(33)	$2,557	$(1)	$60,016	$(34)
Corporate notes (due in 1 to 2 years)	19,876	(47)	—	—	19,876	(47)
	$77,335	$(80)	$2,557	$(1)	$79,892	$(81)
As of December 31, 2014:
Government-sponsored enterprise securities (due in less than 1 year)	$400	$(1)	$—	$—	$400	$(1)
Government-sponsored enterprise securities (due in 1 to 2 years)	5,549	(7)	—	—	5,549	(7)
Corporate notes (due in less than 1 year)	92,989	(63)	—	—	92,989	(63)
Corporate notes (due in 1 to 2 years)	12,383	(29)	—	—	12,383	(29)
	$111,321	$(100)	$—	$—	$111,321	$(100)

The gross unrealized losses related to government-sponsored enterprise securities and corporate notes as of September 30, 2015 and December 31, 2014 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of September 30, 2015 and December 31, 2014 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2015 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$13,190	$—	$—	$13,190
Government-sponsored enterprise securities(3)	—	6,922	—	6,922
Commercial paper(2)	—	22,250	—	22,250
Corporate notes(1)(2)(3)	—	107,013	—	107,013
Total	$13,190	$136,185	$—	$149,375

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

SEPTEMBER 30, 2015

(UNAUDITED)

Changes in Level 3 Recurring Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2015, including the change in fair value, for financial instruments in the Level 3 category. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain in the table below includes changes in fair value due in part to observable factors that are part of the methodology. As of March 31, 2015, all non-employee options classified as derivative liabilities within the Level 3 fair value category expired unexercised.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Nine Months Ended September 30, 2015
							Change in
							Unrealized Gain
		Total					Related to
		Unrealized			Transfers		Financial
	Fair Value at	Gain	Purchases		In and/or	Fair Value at	Instruments
	December 31,	Included in	and	Sales and	Out of	September 30,	Held at
(In thousands)	2014	Earnings(1)	Issuances	Settlements	Level 3	2015	September 30, 2015
Derivative liabilities	$16	$(16)	$—	$—	$—	$—	$—

(1)         Reported as unrealized gain on derivatives in our condensed statements of operations.

3. COLLABORATION AND LICENSE AGREEMENT

In November 2014, we and Janssen entered into the Collaboration Agreement to develop and commercialize imetelstat worldwide for oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Under the Collaboration Agreement, we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all indications, and Janssen is responsible for the development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat worldwide. Upon the early termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Collaboration Agreement became effective on December 15, 2014. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which was classified as deferred revenue on our condensed balance sheet as of December 31, 2014.

Under the Collaboration Agreement, development of imetelstat initially will proceed under a mutually agreed joint clinical development plan, or CDP, which includes two agreed upon clinical studies to be pursued initially and conducted by Janssen, one Phase 2 study in myelofibrosis, or the IMbarkTM Study, and one Phase 2/3 study in myelodysplastic syndromes, or the IMergeTM Study. Development costs for the IMbarkTM Study and the IMergeTM Study will be shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in 2015. As of September 30, 2015, accrued collaboration charges of $2,498,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred under the imetelstat collaboration for the three months ended September 30, 2015.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Following the protocol-specified primary analysis of the IMbarkTM Study or after a certain time period after the initiation of the first Phase 3 myelofibrosis study, Janssen must notify us whether it elects to maintain its license rights and continue to advance the development of imetelstat in any indication. In the event that the IMbarkTM Study has been terminated early or suspended, Janssen must instead notify us of its decision by the date that is the later of 24 months from the initiation of the planned IMergeTM Study or 24 months from the termination of the IMbarkTM Study or commencement of the suspension period, as applicable.

In the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such decision, the Continuation Decision), we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs on a 20/80 basis (Geron 20%, Janssen 80%) beyond the IMbarkTM Study or IMergeTM Study, we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the Co-Promotion Option, to provide 20% of the U.S. selling effort with sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining a sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond the IMbarkTM Study or IMergeTM Study would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of an affirmative Continuation Decision plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

Under the terms of the Collaboration Agreement, we and Janssen created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development and manufacturing work under the joint CDP and promotional activities (assuming we exercise the U.S. Opt-In Rights) for imetelstat, with Janssen responsible for the operational implementation of those activities. In addition, either of the parties may propose to the joint committees imetelstat development for any new indications not then provided for in the joint CDP and if the parties agree such development should be conducted outside of the joint CDP, each of Geron and Janssen would be entitled to independently undertake such development at its own cost, subject to the other party’s obligation to provide reimbursement for its specified portion of the costs plus a premium for such independent development following marketing approval of imetelstat in such newly proposed indication as a result of such independent development. In the event that we do not exercise the U.S. Opt-In Rights following Janssen’s affirmative Continuation Decision, the joint governance structure under the Collaboration Agreement would be dissolved, a joint oversight committee would monitor the progress of the collaboration, and we would have no further rights to conduct any independent imetelstat development.

After an affirmative Continuation Decision by Janssen, the Collaboration Agreement would remain in effect until the expiration of the last-to-expire patent or the royalty obligations on sales of imetelstat cease, unless terminated earlier. If Janssen does not effect an affirmative Continuation Decision, then the Collaboration Agreement would terminate and all rights to the imetelstat program would revert to us. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. If a notice of termination from Janssen occurs, we would be entitled to certain continued operational support and cost-sharing under various circumstances and all rights to the imetelstat program would revert to us.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The terms of the Collaboration Agreement contain multiple deliverables, which include at inception: (i) exclusive worldwide rights to develop and commercialize imetelstat for all indications, (ii) transfer of know-how and intellectual property, including our obligation to procure supply for manufacturing imetelstat for up to nine months after the effective date of the Collaboration Agreement, (iii) participation on the joint committees and working groups and (iv) potential participation in selling imetelstat in the United States, if approved for commercial sale. We concluded the license for exclusive worldwide rights to develop and commercialize imetelstat has standalone value to Janssen based on the technical and financial resources of Janssen, including Janssen’s drug development experience, sizeable employee base with specific experience in hematologic malignancies, and sufficient capital to independently develop imetelstat on a global basis. Since Janssen has final decision-making authority in the event a unanimous decision cannot be reached by the joint committees, we determined our participation on the joint committees does not represent a non-contingent deliverable under the Collaboration Agreement. In addition, we determined our potential participation in selling imetelstat in the United States does not represent a non-contingent deliverable because such participation is uncertain and dependent on the drug being approved for commercial sale, which is not within our control. Accordingly, we have determined delivery of the license rights granted by us to Janssen, together with our performance of certain technology transfer-related activities under the Collaboration Agreement, represents the sole non-contingent deliverable under the Collaboration Agreement associated with the upfront payment. Therefore, we have accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35,000,000 upfront payment from Janssen as collaboration revenue on our condensed statements of operations during the third quarter of 2015.

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of an affirmative Continuation Decision, (ii) the Full U.S. Rights Fee if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development, regulatory or commercial milestones, represent substantive milestones. Consequently, we will recognize revenue for these payments in their entirety upon successful accomplishment of the respective milestone. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, will be recognized as revenue when earned.

4. RESTRUCTURING

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. This restructuring was substantially complete as of September 30, 2015. In connection with this restructuring, we have recorded net restructuring charges of approximately $1,306,000 related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. For the three and nine months ended September 30, 2015, we recognized $48,000 and $1,395,000 in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges include $5,000 and $307,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. Restructuring charges for the three and nine months ended September 30, 2015 were reduced by a non-cash adjustment of $89,000 for unused termination benefits. We may incur other charges associated with this restructuring. Such charges, if any, will be recorded as they are determined. We expect this restructuring to result in aggregate cash expenditures of approximately $999,000, of which $921,000 has been paid as of September 30, 2015.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The components relating to the restructuring, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed balance sheet as of September 30, 2015, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2014	$—
Restructuring charges	1,395
Cash payments	(921)
Non-cash stock-based compensation expense	(307)
Adjustments or non-cash credits	(89)
Ending accrual balance as of September 30, 2015	$78

5. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On September 15, 2015, we amended the lease agreement for our premises at 149 Commonwealth Drive, Menlo Park, California, to extend the lease term from February 2016 through January 2018. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of approximately $1,321,000.

Securities and Derivative Lawsuits

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff in the Class Action Lawsuits to file its consolidated amended complaint, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. On November 18, 2014, we filed a motion to dismiss the consolidated amended complaint in the Class Action Lawsuits. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed pending further developments in the Class Action Lawsuits. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

Warrant Exercise

On March 31, 2015, warrants to purchase 235,000 shares of our common stock were exercised at an exercise price of $3.75 per share. We received cash proceeds of approximately $881,000 from the exercise of these warrants.

Sales Agreement

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time into the open market at prevailing prices through MLV as our sales agent. We will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. Pursuant to the 2015 Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as we may set from time to time. We are not obligated to make any sales of common stock under the 2015 Sales Agreement. As of September 30, 2015, we had not sold any common stock pursuant to the 2015 Sales Agreement.

In connection with the execution of the 2015 Sales Agreement with MLV, we and MLV terminated the At-The-Market Issuance Sales Agreement dated October 8, 2012, or the 2012 Sales Agreement, which would otherwise have expired in October 2015. We did not sell any common stock under the 2012 Sales Agreement.

7. SEGMENT INFORMATION

Our executive management team represents our chief decision maker. We view our operations as one segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

8. CONDENSED STATEMENTS OF CASH FLOWS DATA

Supplemental schedule of non-cash operating and investing activities:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Supplemental Operating Activities:
Issuance of common stock for 401(k) matching contributions	$—	$313
Supplemental Investing Activities:
Net unrealized gain (loss) on marketable securities	27	(22)

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

We are a clinical stage biopharmaceutical company focused on the collaborative development of a telomerase inhibitor, imetelstat, in hematologic myeloid malignancies. The discovery and early development of imetelstat, our sole product candidate, was based on our core expertise in telomerase and telomere biology. Telomerase is an enzyme that enables cancer cells, including malignant progenitor cells, to maintain telomere length, which provides them with the capacity for limitless, uncontrolled proliferation. Using our proprietary nucleic acid chemistry, we designed imetelstat to be an oligonucleotide that targets and binds with high affinity to the active site of telomerase, thereby directly inhibiting telomerase activity and impeding malignant cell proliferation. Molecular responses observed in essential thrombocythemia, or ET, and remission responses, including reversal of bone marrow fibrosis, observed in myelofibrosis, or MF, suggest imetelstat has disease-modifying activity by inhibiting the progenitor cells of the malignant clone for the underlying disease in a relatively selective manner.

In November 2014, we entered into an exclusive collaboration and license agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35.0 million from Janssen as an upfront payment, which was classified as deferred revenue on our condensed balance sheet as of December 31, 2014. Upon delivery of the imetelstat license rights and completion of our performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement, we fully recognized the $35.0 million upfront payment as collaboration revenue on our condensed statements of operations during the third quarter of 2015. Additional consideration that we may receive under the Collaboration Agreement includes payments up to a potential total of $900.0 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat.

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

Development of imetelstat will proceed under a mutually agreed clinical development plan, which includes two clinical studies to be pursued initially and conducted by Janssen, a Phase 2 study in MF, referred to as the IMbarkTM Study, and a Phase 2/3 study in myelodysplastic syndromes, or MDS, referred to as the IMergeTM Study. In July 2015, the IMbarkTM Study opened to patient enrollment, and the first patient was dosed in September 2015. We expect the IMergeTM Study to open for patient enrollment by the end of 2015. Study design information for the IMbarkTM Study, including patient eligibility criteria, is posted on clinicaltrials.gov, and the list of participating clinical trial sites, including multiple sites in North America, Asia and Europe, will be updated on an ongoing basis. Study design information for the IMergeTM Study is expected to be posted to clinicaltrials.gov in the fourth quarter of 2015. In addition, the clinical development plan may also include additional, possible registration studies in MF and MDS, and possible exploratory Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. For a further discussion regarding the Collaboration Agreement, see Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

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

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions, representing a reduction of approximately 46% of our workforce at that time. This restructuring was substantially complete as of September 30, 2015. For a further discussion regarding the organizational resizing, see Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q.

Until the third quarter of 2015, we had never been profitable, and we have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. For the three and nine months ended September 30, 2015, we had net income of $27.2 million and $8.5 million, respectively, which resulted from the full recognition of the $35.0 million upfront payment from Janssen as collaboration revenue in the third quarter of 2015. We recognized the upfront payment as collaboration revenue upon delivery of the imetelstat license rights and completion of our performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. The upfront payment was recorded as deferred revenue upon receipt in December 2014. Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. Our revenues for 2015 are expected to primarily consist of collaboration revenue from Janssen, and future revenues are substantially dependent on Janssen’s ability to successfully develop and commercialize imetelstat in accordance with the Collaboration Agreement. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

As of September 30, 2015, we had an accumulated deficit of $919.9 million. Future losses will depend on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we in-license or acquire other oncology products, product candidates, programs or companies to diversify our business. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat progresses in collaboration with Janssen. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat, which is our sole product candidate, will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

As of September 30, 2015, we had cash, restricted cash, cash equivalents and marketable securities of $151.8 million compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. In addition, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in-license other oncology products, product candidates, programs or companies to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. For example, in the third quarter of 2015 we reported an operating profit for the first time due to recognition of revenue in connection with an upfront payment from Janssen under the Collaboration Agreement. While we were profitable in the third quarter of 2015 due to the recognition of revenue in connection with an upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of our sole product candidate, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we rely on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

Collaboration Revenue

Upon the effectiveness of the Collaboration Agreement with Janssen, we received $35.0 million as an upfront payment, which we classified as deferred revenue on our condensed balance sheet as of December 31, 2014. We determined delivery of the imetelstat license rights granted by us to Janssen, together with our performance of the technology transfer-related activities outlined in the Collaboration Agreement, represents the sole non-contingent deliverable associated with the upfront payment. Therefore, we accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35.0 million upfront payment from Janssen as collaboration revenue on our condensed statements of operations during the third quarter of 2015.

We expect revenues for 2015 to primarily consist of collaboration revenue from Janssen under the Collaboration Agreement. Any future collaboration revenue is substantially dependent on Janssen’s ability to successfully develop and commercialize imetelstat in accordance with the Collaboration Agreement. See further discussion of revenue recognition for the Collaboration Agreement in Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

License Fees and Royalties

In addition to the Collaboration Agreement with Janssen, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production. In each of these agreements, we have granted certain rights to our technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $112,000 and $597,000 for the three and nine months ended September 30, 2015, respectively, compared to $100,000 and $635,000 for the same periods in 2014 related to our various agreements. The increase in license fee revenue for the three months ended September 30, 2015 compared to the same period in 2014 primarily reflects the receipt of higher license payments in the third quarter of 2015 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. The decrease in license fee revenue for the nine months ended September 30, 2015 compared to the same period in 2014 primarily reflects the receipt of higher license payments in 2014 for research licenses related to our hTERT technology. We recognized royalty revenues of $251,000 and $554,000 for the three and nine months ended September 30, 2015, respectively, compared to $60,000 and $340,000 for the same periods in 2014. The increase in royalty revenues for the three and nine months ended September 30, 2015 compared to the same periods in 2014 reflects higher product sales by our licensees. Future license fee and royalty revenues are also dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

Research and Development Expenses

For our imetelstat research and development program, we incur direct external, personnel related and other research and development costs. During the three and nine months ended September 30, 2015 and 2014, imetelstat was our sole research and development program. Direct external expenses primarily consist of costs paid to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. For the three and nine months ended September 30, 2015, direct external expenses also included our proportionate share of research and development costs incurred by Janssen under the imetelstat collaboration. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of laboratory supplies, research related overhead associated with leasing, operating and maintaining our facilities and equipment depreciation and maintenance.

Research and development expenses were $4.1 million and $13.8 million for the three and nine months ended September 30, 2015, respectively, compared to $6.0 million and $16.4 million for the same periods in 2014. The decrease in research and development expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily reflects the net result of lower direct external expenses for manufacturing of imetelstat drug product and lower personnel related expenses as a result of the restructuring announced in March 2015, partially offset by higher direct external expenses for the development of imetelstat in collaboration with Janssen. In the third quarter of 2015, Janssen assumed responsibility for manufacturing imetelstat under the Collaboration Agreement. During the remainder of 2015, we expect direct external research and development expenses to increase as the development of imetelstat progresses in collaboration with Janssen. This projected increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the restructuring which was substantially complete as of September 30, 2015.

Imetelstat research and development expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Direct external	$2,585	$3,341	$6,844	$7,531
Personnel related	1,043	2,172	5,500	7,227
Other	422	481	1,505	1,598
Imetelstat research and development expenses	$4,050	$5,994	$13,849	$16,356

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

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we recorded net restructuring charges of approximately $1.3 million related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. For the three and nine months ended September 30, 2015, we recognized $48,000 and $1.4 million in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges include $5,000 and $307,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. Restructuring charges for the three and nine months ended September 30, 2015 were reduced by a non-cash adjustment of $89,000 for unused termination benefits. The restructuring was substantially complete as of September 30, 2015. We expect the organizational resizing will reduce our personnel related costs by approximately $5.0 million on an annualized basis. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $12.9 million for the three and nine months ended September 30, 2015, respectively, compared to $4.1 million and $11.9 million for the same periods in 2014. The increase in general and administrative expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily the result of higher non-cash stock-based compensation expense and increased legal costs associated with our patent portfolio. We expect general and administrative expenses to remain consistent during the remainder of 2015.

Unrealized Gain (Loss) on Derivatives

Unrealized gain (loss) on derivatives reflects a non-cash adjustment for changes in fair value of options held by non-employees that are classified as current liabilities. Derivatives classified as liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred an unrealized gain on derivatives of $289,000 for the three months ended September 30, 2014. No comparable amount was incurred for the three months ended September 30, 2015 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015. We incurred unrealized gains on derivatives of $16,000 and $366,000 for the nine months ended September 30, 2015 and 2014, respectively. The unrealized gain on derivatives for the nine months ended September 30, 2015 reflected a decline in the fair values of options held by non-employees that expired unexercised during the first quarter of 2015. The unrealized gains on derivatives for the three and nine months ended September 30, 2014 primarily reflected a decline in the fair values of derivative liabilities as a result of fluctuations in the market value of our stock and changes in other inputs factored into the estimate of their fair value, such as the volatility of our stock and expected term of the derivative instruments.

Interest and Other Income

Interest income was $187,000 and $481,000 for the three and nine months ended September 30, 2015, respectively, compared to $91,000 and $273,000 for the same periods in 2014. The increase in interest income for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to an increase in our marketable securities portfolio as a result of the receipt of $35.0 million from Janssen as an upfront payment in December 2014 upon the effectiveness of the Collaboration Agreement and higher yields on our marketable securities. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $22,000 and $68,000 for the three and nine months ended September 30, 2015, respectively, compared to $22,000 and $61,000 for the same periods in 2014. Interest and other expense primarily reflects bank charges related to our cash operating accounts and investment portfolios.

LIQUIDITY AND CAPITAL RESOURCES

Although we had net income for the three and nine months ended September 30, 2015 due to the recognition of collaboration revenue in the third quarter of 2015 for the $35.0 million upfront payment from Janssen upon our delivery of the imetelstat license rights and completion of the technology transfer-related activities under the Collaboration Agreement with Janssen, we expect to experience negative cash flow and incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat advances in collaboration with Janssen.

Cash, restricted cash, cash equivalents and marketable securities at September 30, 2015 were $151.8 million, compared to $170.6 million at December 31, 2014. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We have an investment policy to invest these funds in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2015 was the result of cash being used for operations.

In August 2015, we entered into an At Market Issuance Sales Agreement, or 2015 Sales Agreement, with MLV & Co. LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2015 Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the 2015 Sales Agreement. In connection with the execution of the 2015 Sales Agreement with MLV, we and MLV terminated the At-The-Market Issuance Sales Agreement dated October 8, 2012, or 2012 Sales Agreement, which would otherwise have expired in October 2015. We did not sell any common stock under the 2012 Sales Agreement. To date, we have not sold any common stock pursuant to the 2015 Sales Agreement. The 2015 Sales Agreement will expire in August 2018 unless extended by the parties.

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan under the Collaboration Agreement, and to otherwise support the future growth of our business through the acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such decision referred to below as the Continuation Decision), whether we then elect our option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs for imetelstat beyond the IMbarkTM Study or IMergeTM Study under the Collaboration Agreement;

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

•                  the cost of acquiring and/or in-licensing other oncology products, product candidates, programs or companies, if any;

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

If the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

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

Moreover, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2015 and 2014 was $18.9 million and $19.1 million, respectively. The decrease in net cash used in operations in 2015 compared to 2014 primarily reflects the net result of reduced costs for the manufacturing of imetelstat drug product, partially offset by payments for one-time termination benefits under the organizational resizing we announced in March 2015 and payments to Janssen under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $8.8 million and $84.1 million, respectively. The decrease in net cash used in investing activities in 2015 compared to 2014 primarily reflects reduced purchases of marketable securities and increased proceeds from maturities of marketable securities.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $1.8 million and $97.8 million, respectively. Net cash provided by financing activities in 2015 primarily reflects the receipt of cash proceeds from the exercise of outstanding stock options under our equity plans and warrants. Net cash provided by financing activities in 2014 primarily reflects the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

On September 15, 2015, we amended the lease agreement for our premises at 149 Commonwealth Drive, Menlo Park, California, to extend the lease term from February 2016 through January 2018. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of approximately $1.3 million.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting for the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed pending further developments in the Class Action Lawsuits. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

RISKS RELATED TO OUR BUSINESS

We are dependent upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat, our sole product candidate. If Janssen fails to perform as required by the Collaboration Agreement, the potential for us to generate future revenues from milestone payments and royalties from imetelstat would be significantly reduced, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume the responsibilities for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

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

•                  the results of the IMbarkTM Study and/or the planned IMergeTM Study may be negative or inconclusive, or Janssen may observe safety issues in either of these studies, which may result in a negative Continuation Decision by Janssen, in which case we would receive no further payments from Janssen under the Collaboration Agreement;

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

•                  Janssen may fail to manufacture or supply sufficient quantities of imetelstat or other clinical trial materials for use in planned clinical trials, which could delay, suspend or stop any imetelstat clinical activities;

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

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factors, then Janssen may terminate the Collaboration Agreement, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would severely and adversely affect our business and business prospects.

Delays in current clinical trials of imetelstat being conducted by Janssen, including the IMbarkTM Study and the MF Pilot Study, and Janssen’s initiation of, or the inability to initiate, subsequent clinical trials of imetelstat, such as the planned IMergeTM Study, could result in increased development costs and would delay our ability to earn revenues from milestone payments or royalties from the Collaboration Agreement with Janssen. *

The clinical development of imetelstat will be influenced by results from current clinical trials, including the IMbarkTM Study and the MF Pilot Study being conducted by Janssen, and potential future clinical trials of imetelstat in hematologic myeloid malignancies, such as the IMergeTM Study planned to be conducted by Janssen. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•                  properly designing, enrolling, conducting or completing the IMbarkTM Study and commencing potential future clinical trials, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, and promptly or adequately reporting data from such trials;

•                  obtaining regulatory clearance to commence subsequent clinical trials of imetelstat, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, in a timely manner, or at all, in the United States or other countries;

•                  demonstrating sufficient safety and efficacy in the IMbarkTM Study and future clinical trials, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  properly conducting and/or completing the MF Pilot Study;

•                  manufacturing sufficient quantities of imetelstat or other clinical trial materials in a manner that meets the quality standards of the FDA and other regulatory authorities;

•                  ensuring the ability to manufacture imetelstat at acceptable costs for Phase 3 clinical trials and commercialization;

•                  obtaining clearance or approval of proposed imetelstat trial designs and/or manufacturing specifications from the FDA and other regulatory authorities;

•                  complying with applicable regulatory requirements, including domestic and international laws and regulations pertaining to the privacy and security of health information;

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

Further, in our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, or MM, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent. Upon further analysis, the investigator later determined the death was unrelated to imetelstat. In the MF Pilot Study, myelosuppression has been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the MF Pilot Study, more persistent and profound myelosuppression, particularly thrombocytopenia, was observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator.

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. In collaboration with Janssen, we may observe or report dose-limiting toxicities or other safety issues in the IMbarkTM Study and in potential future clinical trials of imetelstat, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. Because previously enrolled patients continue to receive imetelstat in the MF Pilot Study, additional or more severe toxicities or safety issues in the MF Pilot Study, including additional serious adverse events and clinically significant LFT abnormalities, may be observed or reported as patient treatment continues and more data become available. Since the IMbarkTM Study and the MF Pilot Study are ongoing studies in which additional data is being generated, the benefit-risk profile of imetelstat in MF will continue to be assessed, including the risk of hepatotoxicity and severe cytopenias that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement and/or completion of any current or future clinical trials, including the MF Pilot Study and the IMbarkTM Study being conducted by Janssen and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, would likely be delayed or prevented;

•                  the MF Pilot Study and the IMbarkTM Study being conducted by Janssen or any potential future clinical trials, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, may be placed on clinical hold or halted by regulatory authorities similar to the manner in which the FDA previously halted clinical trials of imetelstat by placing clinical holds on our IND for imetelstat and the IND for the MF Pilot Study; or

•                  additional, unforeseen trials or preclinical studies may be required to be conducted.

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

We must elect to exercise our U.S. Opt-In Rights within a short timeframe following Janssen’s affirmative Continuation Decision. Although we expect to receive information from Janssen regarding data from the IMbarkTM Study and the planned IMergeTM Study, proposed future clinical development plans and costs, estimates in timing for commercializing imetelstat and related promotional activities, and calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

We may not be able to successfully identify and acquire and/or in-license other oncology products, product candidates, programs or companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions. *

To grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all.

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

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we will have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel, our ability to support the Collaboration Agreement with Janssen could be impaired, and our business and the price of our common stock would be adversely impacted.

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

We and certain of our officers have been named as defendants in three securities lawsuits, two of which are purportedly class action lawsuits, and certain of our officers and/or directors have been named as defendants in four derivative lawsuits. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits and any other lawsuits will be costly to defend or pursue and are uncertain in their outcome. *

Securities-related class action lawsuits and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

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

On June 30, 2014, both of the foregoing lawsuits, or the Class Action Lawsuits, were consolidated for all purposes, and a lead plaintiff and lead counsel were appointed by the California District Court. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits.

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuits have been stayed pending further developments in the Class Action Lawsuits.

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

We may also be subject to litigation arising from completed strategic transactions or if the results of our business and collaboration activities are not successful. *

On October 1, 2013, we closed the transaction to divest our human embryonic stem cell assets and our autologous cellular immunotherapy program pursuant to the terms of an asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and Asterias Biotherapeutics, Inc., or Asterias. On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen to develop and commercialize imetelstat worldwide. We may face litigation arising from or related to the value received by our stockholders, if any, from our distribution of the Asterias Series A common stock we received under the Contribution Agreement and/or the warrants to purchase BioTime common stock, or the BioTime Warrants, distributed by Asterias under the Contribution Agreement, or our role as a named underwriter with respect to our distribution of the Asterias Series A common stock, including the delays we experienced with respect to completing our distribution of the Asterias Series A common stock, or we may face litigation based on other matters related to the Contribution Agreement and the Collaboration Agreement or the transactions contemplated thereby, including if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is otherwise unsuccessful.

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

•                  the conduct of current clinical trials, such as the IMbarkTM Study and the MF Pilot Study being conducted by Janssen, and future clinical trials, such as the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, results in patient injury or death, or any failure to meet regulatory and/or compliance requirements;

•                  the final or any preliminary results from the IMbarkTM Study or the MF Pilot Study, or any subsequent clinical trial of imetelstat, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, are deemed not to be successful;

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from the MF Pilot Study, should not be relied upon as evidence that subsequent or larger-scale clinical trials of imetelstat will succeed. The positive efficacy results we have obtained from the ET Trial may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous and ongoing clinical trials, including the MF Pilot Study, could cause complexities in treating patients with MF and could result in the discontinuation of the MF Pilot Study, the IMbarkTM Study and any future clinical trials of imetelstat, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. Also, the criteria used to assess efficacy in the MF Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

The preliminary results of the MF Pilot Study presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013 and the updated preliminary results presented at ASH in December 2014 will need to be confirmed in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers. The results reported by us, Janssen or by the investigator in the MF Pilot Study may not be reproduced in the IMbarkTM Study or any imetelstat trials conducted in the future, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF or any other hematologic myeloid malignancy.

In addition, from time-to-time, we or Janssen may report or announce preliminary data from current or potential future clinical trials, such as the ongoing IMbarkTM Study and the planned IMergeTM Study to be conducted by Janssen under the Collaboration Agreement. For example, the investigator for the MF Pilot Study reported preliminary data from the trial in December 2013 and updated preliminary data in December 2014. Since those data were preliminary, the final data from the MF Pilot Study may be materially different than the data reported by the investigator in December 2013 or December 2014. Since patients previously enrolled in the MF Pilot Study continue to receive imetelstat, safety and efficacy data continue to be generated, and additional and updated data from the MF Pilot Study may materially change the overall conclusions from the preliminary data reported in December 2013 or December 2014. Therefore, such preliminary data should be considered carefully and with caution. Additional and updated data from the MF Pilot Study are also subject to any review or verification procedures that Janssen may conduct as the trial sponsor for the MF Pilot Study, and since this could result in material differences from the data reported by the investigator or us, additional or updated data that may be reported from the MF Pilot Study should be considered carefully and with caution. Analyses performed by Janssen may result in conclusions that are materially different from the investigator’s analyses or ours, and therefore such preliminary data should be considered carefully and with caution.

Material adverse changes in the final data from the MF Pilot Study could jeopardize our Collaboration Agreement with Janssen and if Janssen were to terminate the Collaboration Agreement, our business prospects would be severely and adversely affected, and we might cease operations. Even if final safety and efficacy data from the MF Pilot Study are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF. Any such final safety and efficacy data from the MF Pilot Study may not be reproducible in the IMbarkTM Study or future clinical trials, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement.

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

The timely conduct and completion of the IMbarkTM Study and potential future clinical trials of imetelstat, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, is subject to risks and uncertainties.

Delays or terminations of current and potential future clinical trials, including the ongoing IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, could be caused by matters such as:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if Janssen or future investigators do not obtain and maintain regulatory clearances to commence or conduct studies of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, including the IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement;

•                  the inability of Janssen to maintain the INDs for imetelstat that we have transferred to Janssen, including the IND for the MF Pilot Study, without such INDs being placed on full or partial clinical hold by the FDA;

•                  the inability to properly design, conduct and/or complete current and potential future clinical trials of imetelstat, including the MF Pilot Study, the IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement;

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

•                  disruptions due to drug supply, clinical trial materials, or quality issues;

•                  the inability of Janssen to obtain acceptance of manufacturing changes or clinical trial protocol amendments by regulatory authorities, as well as its inability to subsequently implement such manufacturing changes and/or clinical trial protocol amendments successfully;

•                  failure by investigators conducting current and future clinical trials of imetelstat, including the ongoing IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, to timely commence, enroll, complete or report data from such clinical trials;

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

•                  failure to comply with applicable regulatory requirements, including domestic and international laws and regulations pertaining to the privacy and security of health information; or

•                  governmental or regulatory delays in any jurisdiction, whether within or outside of the United States, information requests, clinical holds, such as the previous clinical holds placed by the FDA on the IND for imetelstat and the IND for the MF Pilot Study, both of which were transferred to Janssen in March 2015, and changes in regulatory requirements, policies and guidelines.

Advancing clinical development of imetelstat in the United States is dependent on obtaining positive results from current and potential future clinical trials of imetelstat in hematologic myeloid malignancies, including the MF Pilot Study, the IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. Obtaining additional and future data from the MF Pilot Study may provide additional insights into the further development of imetelstat for MF, MDS or AML, including with respect to Janssen’s ability to advance the ongoing IMbarkTM Study or initiate the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. Accordingly, a delay in the timely completion of the MF Pilot Study, including any delay caused by any future clinical hold placed by the FDA on the INDs for imetelstat, including the IND for the MF Pilot Study that we transferred to Janssen in March 2015, could have a material adverse effect on advancing the development of imetelstat in current and potential future clinical trials, including the ongoing IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. Also, adverse safety results from clinical trials of imetelstat, including those results that have been reported and those that may in the future be reported from the MF Pilot Study, the IMbarkTM Study or the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, could delay or prevent the initiation or continuation of further clinical development of imetelstat, whether under the Collaboration Agreement or otherwise. Occurrence of any of these events would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and may cause us to cease operations.

In addition, enrollment goals for current and potential future clinical trials of imetelstat, including the ongoing IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, may not be met. The inability to retain or treat patients who have enrolled in a clinical trial but may be prone to withdraw due to side effects from imetelstat, lack of efficacy or personal issues, or who are lost to further follow-up, could result in clinical trial delays, the inability to complete clinical trials, or incomplete data sets. Further, any ongoing and future clinical trials of imetelstat may be overseen by safety monitoring committees, which may determine to significantly modify, delay or suspend one or more of these trials due to safety or futility findings based on emerging data occurring during a clinical trial. Data that we have received or that we or Janssen may in the future receive from investigators may be flawed or incomplete if the investigators fail to follow appropriate clinical or quality practices. Delays in timely initiation or completion of clinical testing of imetelstat could increase research and development costs and could prevent or would delay obtaining regulatory approval for imetelstat, either of which would delay the timing of any Continuation Decision Janssen could provide to us or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects and could cause us to cease operations.

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

Prior to initiating future clinical trials of imetelstat, the clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments from these agencies that must be addressed would likely delay further clinical development of imetelstat and potentially the timing of any Continuation Decision by Janssen or could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects.

Prior to submission of any regulatory application seeking approval to commence commercial sales of imetelstat, extensive preclinical and clinical testing will be required. If the interpretation by us or Janssen of safety and efficacy data obtained from these preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials, such as the MF Pilot Study and the IMbarkTM Study or potential future clinical trials, including the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

We will be dependent on Janssen and third parties to manufacture clinical and commercial quantities of imetelstat, which could result in a delay of clinical trials or regulatory approval or lost sales. *

In accordance with the Collaboration Agreement, Janssen is now responsible for the manufacture and management of the supply of imetelstat on a global basis for clinical trials and all commercial activities. Consequently, we are, and expect to remain, dependent on Janssen to appropriately supply imetelstat and other clinical trial materials. Janssen may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Janssen may not perform as agreed or may default in its obligations to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat or other clinical trial materials on a timely basis. Any such failure by Janssen could delay current and/or future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us.

Currently, third-party contractors perform certain process development or other technical and scientific work with respect to imetelstat, as well as supplying starting materials and manufacturing drug substance and drug product. Janssen does not have direct control over its third-party personnel or operations. Janssen currently relies on these third-party contractors to produce and deliver sufficient quantities of imetelstat and other clinical trial materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. If these companies do not perform the work which they are contracted to perform, fail to comply with applicable cGMP regulations, do not complete the work within the expected timelines, fail to produce materials which are suitable for use in clinical trials or choose to exit the business, the ability to develop or manufacture imetelstat or other clinical trial materials could be significantly harmed. For example, changes to one or more suppliers, or changes to the imetelstat drug product, such as changes to vial size or packaging, or other reasons, could lead to delays in drug supply. In addition, any decision by Janssen to manufacture imetelstat other than through third-party contractors could result in manufacturing delays. Manufacturing delays could adversely impact the completion of current clinical trials, such as the ongoing IMbarkTM Study, or the initiation of future clinical trials, such as the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement, which may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and may cause us to cease operations.

In addition, current third-party contractors and/or any other contractors utilized by Janssen may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 clinical trials and commercial production of imetelstat. These third-party contractors may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. Janssen currently does not have any long-term commitments or commercial supply agreements with any of the third-party contractors for imetelstat, and changing manufacturers may be prolonged and difficult due to inherent technical complexities and because the number of potential manufacturers is limited. It may be difficult or impossible for Janssen to find a replacement manufacturer on acceptable terms, or at all.

There are other risks and uncertainties with respect to manufacturing that could adversely impact the initiation or completion of future clinical trials. For example, market shortages may occur with respect to certain commonly used reagents, solvents, and diluents and, if these shortages occur, such shortages may adversely impact the ability to manufacture or administer imetelstat. If a significant issue arises regarding manufacturing, this may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and may cause us to cease operations.

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

Janssen faces numerous risks and uncertainties with regard to manufacturing imetelstat. Regulatory requirements for oligonucleotide products are less well-defined than for small-molecule drugs, and there is no guarantee that Janssen will achieve sufficient product quality standards required for Phase 3 clinical trials or for commercial approval and manufacturing of imetelstat. Changes in the manufacturing processes, product vial size or packaging, or formulations for imetelstat that may be made during later stages of clinical development, including during Phase 3 clinical trials, may result in regulatory delays, the need for further clinical trials, rejection of a marketing application, or limitation on marketing authorization by regulatory authorities, and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us.

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

Although the Collaboration Agreement permits us to be acquired by any company, our right to transfer our U.S. Co-Promotion Option in the case of an acquisition, merger, consolidation, share exchange, business combination, recapitalization, sale of a majority of assets or similar transaction is limited, and subject to Janssen’s sole discretion under certain circumstances. If we are acquired outside of such limited circumstances, then we may not be able to transfer the U.S. Co-Promotion Option to such acquirer as part of the acquisition. This limiting provision may discourage potential acquisition bids for us or lower our value, thus preventing holders of our common stock from benefiting from what they may believe are the positive aspects of an acquisition, including the potential realization of a higher rate of return on their investment from this type of transaction.

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

We or Janssen may become aware of discoveries and technologies controlled by third parties that are advantageous to developing or manufacturing imetelstat. Under such circumstances, we or Janssen may initiate negotiations for licenses to other technologies as the need or opportunity arises. We or Janssen may not be able to obtain a license to a technology required for the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our or Janssen’s failure to comply with the obligations under such licenses. If we or Janssen do not obtain a necessary license or if such a license is terminated, we or Janssen may need to redesign such technologies or obtain rights to alternate technologies, which may not be possible, and even if possible, could cause delays in the development efforts for imetelstat. In cases where we or Janssen are unable to license necessary technologies, we and/or Janssen could be subject to litigation and prevented from researching, developing, manufacturing or commercializing imetelstat, and in certain circumstances we may be required to indemnify Janssen for infringement claims arising from Janssen’s research, development, manufacture or commercialization of imetelstat, which could materially and adversely impact our business. Failure by us or Janssen to obtain rights to alternative technologies or a license to any technology that may be required to research, develop, manufacture or commercialize imetelstat would delay future clinical trials of imetelstat and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and may cause us to cease operations.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

Although we reported a profit for the third quarter of 2015, we have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations. *

Until the third quarter of 2015, we had never been profitable and we have incurred operating losses every year since our operations began in 1990. While we were profitable in the third quarter of 2015 due to the recognition of revenue in connection with an upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of September 30, 2015, our accumulated deficit was approximately $919.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We also expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by milestone payments or royalties from Janssen or by future financings. We will need to generate significant revenues to achieve consistent future profitability. We may not be able to generate these revenues from the Collaboration Agreement with Janssen through milestone payments or royalties, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.

We may need additional capital to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our At Market Issuance Sales Agreement, or 2015 Sales Agreement, with MLV & Co. LLC, or MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond the IMbarkTM Study or IMergeTM Study under the Collaboration Agreement;

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

•                  the cost of acquiring and/or in-licensing other oncology products, product candidates, programs or companies, if any;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

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

Moreover, to grow our business over the longer term and to diversify our sole product candidate development risk, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

Historically, our stock price has been extremely volatile. Between October 1, 2005 and September 30, 2015, our stock has traded as high as $10.90 per share and as low as $0.91 per share. Between October 1, 2012 and September 30, 2015, the price has ranged between a high of $7.79 per share and a low of $0.91 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence or conduct studies of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, including the ongoing IMbarkTM Study and the IMergeTM Study planned to be conducted by Janssen under the Collaboration Agreement;

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

•                  fluctuations in our operating results, such as the one-time profitable results reported in the third quarter of 2015;

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

•                  the issuance of common stock to partners, vendors or investors to raise additional capital or to acquire other oncology products, product candidates, programs or companies; and

•                  the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of September 30, 2015, we had 300,000,000 shares of common stock authorized for issuance and 158,221,925 shares of common stock outstanding. In addition, we had reserved 31,300,291 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of September 30, 2015. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

Future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. In addition, under the universal shelf registration statement filed by us in August 2015 and declared effective by the SEC in September 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

RISKS RELATED TO COMPETITIVE FACTORS

Competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of imetelstat, which could cause Janssen to terminate the Collaboration Agreement and damage our ability to sustain operations. *

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms related to imetelstat, including the study of telomeres, telomerase and our proprietary oligonucleotide chemistry, and the research and development of therapies for the treatment of hematologic myeloid malignancies. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic institutions, government agencies and other public and private research organizations.

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

If approved for commercial sale for the treatment of MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators such as lenalidamide; hypomethylating agents, such as azacitidine and decitabine; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors, such as pracinostat; activin type IIA receptor inhibitors, such as sotatercept; TGF-beta superfamily inhibitors, such as luspatercept; thrombopoietin receptor agonists, such as eltrombopag, PI3 Kinase inhibitors, such as rigosertib; Flt-3 inhibitors, such as quizartinib; and JAK-STAT pathway inhibitors.

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

GERON CORPORATION

Date: November 5, 2015	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	At Market Issuance Sales Agreement, dated August 28, 2015, by and between Geron Corporation and MLV & Co. LLC.	10.1	8-K	August 28, 2015	000-20859
10.2	Fifth Amendment to Office Lease Agreement by and between Geron Corporation and Exponent Realty, LLC, dated September 15, 2015	10.1	8-K	September 18, 2015	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2015
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2015
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements

*                     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.