Form 10-Q
period 2016-03-31
GERON CORP
filed 2016-05-05
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2016:
Common Stock, $0.001 par value	158,960,258 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2016	2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,802	$21,248
Restricted cash	267	267
Marketable securities	96,846	92,524
Interest and other receivables	624	1,206
Prepaid assets	416	647
Total current assets	110,955	115,892
Noncurrent marketable securities	31,976	32,661
Property and equipment, net	212	207
	$143,143	$148,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$160
Accrued compensation and benefits	1,619	2,974
Accrued collaboration charges	3,537	2,328
Accrued restructuring charges	35	52
Accrued liabilities	1,071	1,120
Total current liabilities	6,658	6,634
Commitments and contingencies
Stockholders’ equity:
Common stock	159	159
Additional paid-in capital	1,073,515	1,070,567
Accumulated deficit	(937,229)	(928,387)
Accumulated other comprehensive income (loss)	40	(213)
Total stockholders’ equity	136,485	142,126
	$143,143	$148,760

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Revenues:
License fees and royalties	$749	$537

Operating expenses:
Research and development	5,033	4,987
Restructuring charges	—	406
General and administrative	4,793	4,600
Total operating expenses	9,826	9,993
Loss from operations	(9,077)	(9,456)
Unrealized gain on derivatives	—	16
Interest and other income	256	149
Interest and other expense	(21)	(24)
Net loss	$(8,842)	$(9,315)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Shares used in computing basic and diluted net loss per share	158,896,038	157,547,568

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net loss	$(8,842)	$(9,315)
Net unrealized gain on marketable securities	253	67
Comprehensive loss	$(8,589)	$(9,248)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,842)	$(9,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	9
Accretion and amortization on investments, net	284	629
Stock-based compensation for services by non-employees	50	67
Stock-based compensation for employees and directors	2,019	2,013
Amortization related to 401(k) contributions	53	154
Unrealized gain on derivatives	—	(16)
Changes in assets and liabilities:
Other current assets	813	(95)
Other current liabilities	24	(1,151)
Net cash used in operating activities	(5,578)	(7,705)

Cash flows from investing activities:
Purchases of property and equipment	(26)	(7)
Purchases of marketable securities	(46,751)	(78,869)
Proceeds from maturities of marketable securities	43,083	52,490
Net cash used in investing activities	(3,694)	(26,386)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	826	1,477
Net cash provided by financing activities	826	1,477
Net decrease in cash and cash equivalents	(8,446)	(32,614)
Cash and cash equivalents at the beginning of the period	21,248	42,796
Cash and cash equivalents at the end of the period	$12,802	$10,182

Supplemental Disclosure of Non-Cash Investing Activities:
Net unrealized gain on marketable securities	$253	$67

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for common stock equivalents. Diluted net income per share is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards, and warrants to purchase our common stock. Diluted net loss per share excludes common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method, as their effect would be anti-dilutive, resulting in the same number of shares being used for the calculation of basic and diluted net loss per share. For all periods presented in the accompanying condensed statements of operations, the net loss applicable to common stockholders is equal to the reported net loss.

Since we incurred a net loss for the three months ended March 31, 2016 and 2015, 3,593,074 and 4,122,123 common stock equivalents, respectively, related to outstanding stock options and restricted stock awards (as determined using the treasury-stock method at the estimated average market value) were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. In addition, for the three months ended March 31, 2016 and 2015, 10,617,930 and 8,783,291 potentially dilutive securities, respectively, were excluded from the treasury-stock method and calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds, commercial paper, corporate notes and cash operating accounts. Our marketable securities include U.S. government-sponsored enterprise securities, commercial paper and corporate notes with original maturities ranging from four to 24 months.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2016 and 2015. See Note 2 on Fair Value Measurements.

Revenue Recognition

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

License and/or Collaboration Agreements

In addition to the exclusive collaboration and license agreement, or Collaboration Agreement, that we entered into with Janssen Biotech, Inc., or Janssen, in November 2014 (which is more fully described in Note 3 on Collaboration and License Agreement), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner or licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner or licensee can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Upfront non-refundable signing, license or non-exclusive option fees are recognized as revenue: (i) when rights to use the intellectual property have been delivered, if the license has standalone value from the other deliverables to be provided under the agreement, or (ii) over the term of the agreement if we have continuing performance obligations, as the arrangement would be accounted for as a single unit of accounting. When payments are received in equity securities, we do not recognize any revenue unless such securities are determined to be realizable in cash.

At the inception of an arrangement that includes milestone payments, we assess whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We consider various factors, such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone, in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestone payments for milestones that are considered substantive would be recognized as revenue in their entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestone payments for milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met.

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

MARCH 31, 2016

(UNAUDITED)

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2016 and 2015 which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development	$332	$622
Restructuring charges	—	90
General and administrative	1,687	1,301
Stock-based compensation expense included in operating expenses	$2,019	$2,013

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

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the three months ended March 31, 2016 and 2015 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0%	0%
Expected volatility	0.890	0.884
Risk-free interest rate	1.21%	1.70%
Expected term	5.5 yrs	5.5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2016 and 2015 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0%	0%
Expected volatility range	0.684	0.721 to 1.392
Risk-free interest rate range	0.28%	0.11% to 0.25%
Expected term range	12 mos	6 – 12 mos

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

Segment Information

Our executive management team represents our chief decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. Current generally accepted accounting principles requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact that the adoption of ASU 2015-17 will have on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Certain quantitative and qualitative disclosures about leasing arrangements also are required. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

With the exception of the standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our financial statements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2016 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$3,798	$—	$—	$3,798
Commercial paper	3,497	1	—	3,498
Corporate notes	3,251	—	—	3,251
	$10,546	$1	$—	$10,547
Restricted cash:
Certificate of deposit	$267	$—	$—	$267
Marketable securities:
Government-sponsored enterprise securities (due in 1 to 2 years)	$17,021	$1	$(2)	$17,020
Commercial paper (due in less than 1 year)	34,605	58	(1)	34,662
Corporate notes (due in less than 1 year)	62,186	15	(17)	62,184
Corporate notes (due in 1 to 2 years)	14,971	12	(27)	14,956
	$128,783	$86	$(47)	$128,822

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,577	$—	$—	$4,577
Government-sponsored enterprise securities	1,999	—	—	1,999
Commercial paper	7,599	—	—	7,599
Corporate notes	5,002	—	(1)	5,001
	$19,177	$—	$(1)	$19,176
Restricted cash:
Certificate of deposit	$267	$—	$—	$267
Marketable securities:
Government-sponsored enterprise securities (due in 1 to 2 years)	$10,007	$—	$(57)	$9,950
Commercial paper (due in less than 1 year)	27,661	49	(2)	27,708
Corporate notes (due in less than 1 year)	64,892	1	(77)	64,816
Corporate notes (due in 1 to 2 years)	22,837	—	(126)	22,711
	$125,397	$50	$(262)	$125,185

Cash equivalents and marketable securities with unrealized losses at March 31, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2016:
Government-sponsored enterprise securities (due in 1 to 2 years)	$5,002	$(2)	$—	$—	$5,002	$(2)
Commercial paper (due in less than 1 year)	4,967	(1)	—	—	4,967	(1)
Corporate notes (due in less than 1 year)	25,533	(16)	3,398	(1)	28,931	(17)
Corporate notes (due in 1 to 2 years)	8,587	(27)	—	—	8,587	(27)
	$44,089	$(46)	$3,398	$(1)	$47,487	$(47)
As of December 31, 2015:
Government-sponsored enterprise securities (due in 1 to 2 years)	$9,950	$(57)	$—	$—	$9,950	$(57)
Commercial paper (due in less than 1 year)	7,834	(2)	—	—	7,834	(2)
Corporate notes (due in less than 1 year)	61,006	(71)	6,301	(7)	67,307	(78)
Corporate notes (due in 1 to 2 years)	22,711	(126)	—	—	22,711	(126)
	$101,501	$(256)	$6,301	$(7)	$107,802	$(263)

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2016 and December 31, 2015 were due to changes in interest rates. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost basis.

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds(1)	$3,798	$—	$—	$3,798
Government-sponsored enterprise securities(3)	—	17,020	—	17,020
Commercial paper(1)(2)	—	38,160	—	38,160
Corporate notes(1)(2)(3)	—	80,391	—	80,391
Total	$3,798	$135,571	$—	$139,369

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds(1)	$4,577	$—	$—	$4,577
Government-sponsored enterprise securities(1)(3)	—	11,949	—	11,949
Commercial paper(1)(2)	—	35,307	—	35,307
Corporate notes(1)(2)(3)	—	92,528	—	92,528
Total	$4,577	$139,784	$—	$144,361

(1)         Included in cash and cash equivalents on our condensed balance sheets.

(2)         Included in current portion of marketable securities on our condensed balance sheets.

(3)        Included in noncurrent portion of marketable securities on our condensed balance sheets.

3. COLLABORATION AND LICENSE AGREEMENT

In November 2014, we and Janssen entered into the Collaboration Agreement, under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which we classified as deferred revenue upon receipt.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing and commercialization of, and seeking regulatory approval for imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge™. Development costs for IMbark™ and IMerge™ are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in January 2015. As of March 31, 2016, accrued collaboration charges of $3,537,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred by them under the Collaboration Agreement for the three months ended March 31, 2016.

Following completion of the protocol specified primary analysis of IMbark™ or after a certain time period after the initiation of the first Phase 3 myelofibrosis study, if any, Janssen must notify us whether it elects to maintain its license rights and continue to advance the development of imetelstat in any indication. In the event that IMbark™ has been terminated early or suspended, Janssen must instead notify us of its decision by the date that is the later of 24 months from the initiation of IMerge™ or 24 months from the termination of IMbark™ or commencement of the suspension period, as applicable.

In the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such decision, the Continuation Decision), we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark™ or IMerge™ on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining a sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond IMbark™ or IMerge™ would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of an affirmative Continuation Decision plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 in development and regulatory milestones, up to $350,000,000 in sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

After an affirmative Continuation Decision by Janssen, the Collaboration Agreement would remain in effect until the expiration of the last-to-expire patent or the royalty obligations on sales of imetelstat cease, unless terminated earlier. If Janssen does not effect an affirmative Continuation Decision, then the Collaboration Agreement would terminate and all rights to the imetelstat program would revert to us. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. If a notice of termination from Janssen occurs, we would be entitled to certain continued operational support and cost sharing under various circumstances and all rights to the imetelstat program would revert to us.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

We concluded the license for exclusive worldwide rights to develop and commercialize imetelstat has standalone value to Janssen and that delivery of the license rights granted by us to Janssen, together with our performance of certain technology transfer-related activities under the Collaboration Agreement, represented the sole non-contingent deliverable under the Collaboration Agreement associated with the upfront payment. Therefore, we accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35,000,000 upfront payment from Janssen as collaboration revenue on our condensed statements of operations in the third quarter of 2015.

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of an affirmative Continuation Decision, (ii) the Full U.S. Rights Fee, if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development, regulatory or sales milestones, represent substantive milestones. Consequently, we will recognize revenue for these payments in their entirety upon successful accomplishment of the respective milestone. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, will be recognized as revenue when earned.

4. RESTRUCTURING

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. For the three months ended March 31, 2015, we recognized $406,000 in restructuring charges for the pro-rata portion of the one-time termination benefits, which included $90,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. For the year ended December 31, 2015, we recorded aggregate restructuring charges of approximately $1,306,000 related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. We expect this restructuring to result in aggregate cash expenditures of approximately $999,000, of which $964,000 has been paid as of March 31, 2016.

The components relating to the restructuring, including the outstanding restructuring liability which is included in accrued restructuring charges on our condensed balance sheet as of March 31, 2016, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2015	$52
Cash payments	(17)
Ending accrual balance as of March 31, 2016	$35

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, on March 10, 2016.

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

In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Janssen pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which we fully recognized as collaboration revenue during the third quarter of 2015. Additional consideration that we may receive under the Collaboration Agreement includes payments up to a potential total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat.

Under the Collaboration Agreement, Janssen is wholly responsible for the worldwide development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in MF, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, or MDS, referred to as IMerge™. In July 2015, IMbark™ opened to patient enrollment, and the first patient was dosed in September 2015. In December 2015, IMerge™ opened to patient enrollment, and the first patient was dosed in January 2016. We are contributing 50% of the development costs for IMbark™ and IMerge™, which Janssen is solely conducting. Janssen may consider initiating additional clinical trials, such as possible registration studies in MF and MDS, and possible exploratory Phase 1 and Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. The costs for such studies will be borne 100% by Janssen, unless and until Janssen elects to maintain its license rights and continue to advance the development of imetelstat in any indication and we subsequently elect certain opt-in rights to share further U.S. development and promotion costs in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved, as further described in Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

We expect Janssen to perform a data cut for IMbark™ in the second half of 2017, and for Janssen to thereafter initiate the protocol-specified primary analysis; however, the timing of these activities by Janssen may vary based on numerous factors, including the pace of patient enrollment in the clinical trial. Following completion of the protocol-specified primary analysis of IMbark™ by Janssen or a certain time period after the initiation of the first Phase 3 MF study, if any, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark™ has been terminated early or suspended, Janssen must instead notify us of their Continuation Decision by the date that is the later of 24 months after the initiation of IMerge™ or 24 months after the termination of IMbark™ or commencement of the suspension period, as applicable. For a further discussion regarding the Collaboration Agreement, see Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with an upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2016, we had an accumulated deficit of $937.2 million. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we in-license or acquire other oncology products, product candidates, programs or companies to diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in the third quarter of 2015 in connection with an upfront payment from Janssen under the Collaboration Agreement. We expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

In addition to the Collaboration Agreement with Janssen for imetelstat, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we have granted certain rights to our non-imetelstat related technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $463,000 for the three months ended March 31, 2016, compared to $375,000 for the same period in 2015 related to our various agreements. The increase in license fee revenue for the three months ended March 31, 2016 compared to the same period in 2015 primarily reflects the recognition of higher license fees in the first quarter of 2016 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. We recognized royalty revenues of $286,000 for the three months ended March 31, 2016, compared to $162,000 for the same period in 2015. The increase in royalty revenues for the three months ended March 31, 2016 compared to the same period in 2015 reflects higher product sales by our licensees. Future license fee and royalty revenues are also dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

Research and Development Expenses

During the three months ended March 31, 2016 and 2015, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement and costs paid in the past to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $5.0 million for each of the three months ended March 31, 2016 and 2015. Research and development expenses for 2016 primarily reflect the net result of higher direct external costs for our proportionate share of clinical development expenses under the Collaboration Agreement with Janssen, partially offset by lower personnel related expenses and research related overhead as a result of the March 2015 restructuring. During the remainder of 2016, we expect direct external research and development expenses to increase as the development of imetelstat progresses in collaboration with Janssen. This projected increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the March 2015 restructuring which was complete as of December 31, 2015.

Research and development expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
	(Unaudited)
Direct external expenses	$3,969	$1,801
Personnel related expenses	856	2,602
All other expenses	208	584
Total research and development expenses	$5,033	$4,987

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

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we recorded restructuring charges of approximately $1.3 million in 2015 related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. For the three months ended March 31, 2015, we recognized $406,000 in restructuring charges for the pro-rata portion of the one-time termination benefits, which included $90,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. No comparable amount was recognized for the three months ended March 31, 2016 as all actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2016, compared to $4.6 million for the same period in 2015. The increase in general and administrative expenses for the three months ended March 31, 2016 compared to the same period in 2015 primarily reflects the net result of higher non-cash stock-based compensation expense, partially offset by lower personnel related expenses as a result of the restructuring announced in March 2015. We expect general and administrative expenses to remain consistent during the remainder of 2016.

Unrealized Gain on Derivatives

Unrealized gain on derivatives reflects a non-cash adjustment for changes in the fair value of options held by non-employees that were classified as current liabilities. Derivatives classified as liabilities are marked to fair value at each financial reporting date with any resulting unrealized gain (loss) recorded in the condensed statements of operations. We incurred an unrealized gain on derivatives of $16,000 for the three months ended March 31, 2015, which primarily reflected a decline in the fair values of options held by non-employees. No comparable amount was incurred for the three months ended March 31, 2016 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015.

Interest and Other Income

Interest income was $256,000 for the three months ended March 31, 2016, compared to $149,000 for the same period in 2015. The increase in interest income for the three months ended March 31, 2016 compared to the same period in 2015 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $21,000 for the three months ended March 31, 2016, compared to $24,000 for the same period in 2015. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash, restricted cash, cash equivalents and marketable securities of $141.9 million, compared to $146.7 million at December 31, 2015. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2016 was the result of cash being used for operations. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat progresses in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. In addition, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

We have an investment policy to invest our cash in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, municipal securities, U.S. government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.

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

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbarkTM or IMergeTM under the Collaboration Agreement;

•                  to the extent permitted under the Collaboration Agreement, whether we independently pursue imetelstat development under our own independent development plan, or IDP;

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

•                  changes or delays in Janssen’s development plans for imetelstat, including changes which may result from any future clinical holds on any investigational new drug applications, or INDs, for imetelstat;

•                  Janssen’s ability to meaningfully reduce manufacturing costs of imetelstat;

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization of imetelstat, including the number of indications being pursued, subject to permission from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities;

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

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias Biotherapeutics Inc., or Asterias, upon development, regulatory approval or clearance, if any;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement was terminated, and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners, the development of imetelstat would be discontinued. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

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

Moreover, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2016 and 2015 was $5.6 million and $7.7 million, respectively. The decrease in net cash used in operations in 2016 compared to 2015 primarily reflects the net result of reduced costs for the manufacturing of imetelstat drug product and lower personnel related expenses as a result of the restructuring announced in March 2015, partially offset by payments to Janssen under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $3.7 million and $26.4 million, respectively. The decrease in net cash used in investing activities in 2016 compared to 2015 primarily reflects higher purchases of marketable securities in 2015 with the proceeds from the $35 million upfront payment we received from Janssen in December 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $826,000 and $1.5 million, respectively. The decrease in net cash provided by financing activities in 2016 compared to 2015 primarily reflects the receipt of cash proceeds of approximately $881,000 in March 2015 from the exercise of warrants to purchase 235,000 shares of our common stock at an exercise price of $3.75 per share.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Effective January 2016, we migrated our existing financial processing and reporting system to Microsoft Dynamics GP (Microsoft GP). This system implementation was undertaken to modernize our financial recordkeeping and reporting capabilities, and was not in response to any actual or perceived deficiencies in our internal control over financial reporting. The implementation of Microsoft GP resulted in material changes to our internal control over financial reporting as that term is defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act, including modifications to the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal control over financial reporting. Evaluation of the operating effectiveness of these modified internal control processes and procedures will be conducted by December 31, 2016.

Except as described above, there were no other changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. We intend to vigorously defend against the claims alleged and to seek dismissal of these lawsuits.

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

ITEM 1A.                                       RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K for the year ended December 31, 2015, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are solely dependent on Janssen to provide us with timely and accurate information concerning these activities as well as the costs incurred under the Collaboration Agreement. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials of imetelstat, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

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

•                  in the event of a dispute between us and Janssen regarding Janssen’s performance under the Collaboration Agreement, it may be difficult for us to prove that Janssen breached its obligations under the Collaboration Agreement, including the obligation to use “commercially reasonable efforts” with regard to the development, regulatory approval, manufacture and commercialization of imetelstat under the Collaboration Agreement;

•                  Janssen may not dedicate the resources necessary to carry imetelstat through clinical development or may not obtain the necessary regulatory approvals for imetelstat, and this would delay the achievement of development, regulatory or sales milestones;

•                  Janssen’s ability to develop and manufacture imetelstat may be delayed or substantially impacted if we are unable to provide to Janssen in a timely manner, or at all, further information related to imetelstat that may be requested by Janssen;

•                  subject to our election of the U.S. Co-Promotion Option, Janssen will be responsible for all aspects of the commercialization of imetelstat worldwide, including pricing decisions which would affect the royalties on worldwide net sales we could receive;

•                  Janssen may change the focus of its commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to imetelstat, which might delay or halt the commercialization of imetelstat, and would have the direct effect of reducing our royalties or share of potential co-promotion activities since the extent of our U.S. Co-Promotion Option is limited to a percentage of overall promotion activities under the Collaboration Agreement;

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

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen, including IMbark™, IMerge™ and the study in MF at Mayo Clinic, or the MF Pilot Study, and potential future clinical trials of imetelstat, may fail to adequately demonstrate the safety and efficacy of imetelstat, which would prevent or delay regulatory approval and commercialization and negatively affect our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement with Janssen.

Before regulatory approvals for the commercial sale of imetelstat can be obtained, clinical testing must be conducted to show that imetelstat is both safe and effective for use in each target indication. Such clinical testing is expensive, can take many years to complete, and is inherently uncertain. Failure can occur at any time during clinical testing. Most product candidates that commence clinical trials are never approved as commercial products.

The clinical development of imetelstat will be influenced by results from current clinical trials, including IMbark™, IMerge™ and the MF Pilot Study, including the cohort of nine patients with a form of MDS known as refractory anemia with ring sideroblasts, or RARS, or the MDS-RARS Cohort, being conducted by Janssen, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•                  obtaining or maintaining regulatory clearance to commence, conduct or continue current or potential future clinical trials of imetelstat, including IMbark™, IMerge™ and the MF Pilot Study, including the MDS-RARS Cohort, in a timely manner, or at all, in the United States or other countries;

•                  maintaining the INDs for imetelstat that we have transferred to Janssen, without such INDs being placed on full or partial clinical hold by the FDA;

•                  properly designing, enrolling, conducting or completing IMbark™, IMerge™ and potential future clinical trials of imetelstat, and promptly or adequately reporting data from such trials;

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

•                  properly conducting and/or completing the MF Pilot Study, including the MDS-RARS Cohort, and promptly or adequately reporting data from such trial;

•                  obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;

•                  responding to safety or futility findings by the data review committees of clinical trials, including IMbark™, IMerge™ and potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials;

•                  manufacturing sufficient quantities of imetelstat or other clinical trial materials in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise;

•                  ensuring the ability to manufacture imetelstat at acceptable costs for potential Phase 3 clinical trials and commercialization;

•                  obtaining sufficient quantities of any study-related treatments, materials (including comparator or combination therapies) or ancillary supplies;

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

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark™ and IMerge™, or potential future clinical trials of imetelstat for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

•                  the patient eligibility criteria in the protocol;

•                  the size of the patient population required for analysis of the trial’s primary endpoint;

•                  the proximity of patients to study sites;

•                  the design of the trial;

•                  Janssen’s ability to recruit clinical trial investigators with the appropriate competencies and experience;

•                  clinicians’ and patients’ perceptions as to the potential advantages of imetelstat in relation to other available therapies, including any new drugs that may be approved for the indications being investigated;

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

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, or MM, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. If patients in current or potential future clinical trials of imetelstat experience similar or more severe hepatotoxicity, including LFT abnormalities, severe hepatic or other severe adverse events, the IND for imetelstat may again be placed on clinical hold, and Janssen may be delayed or precluded from further developing imetelstat. In the Phase 2 clinical trial of imetelstat in ET, or the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the MF Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the MF Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator.

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

If Janssen fails to manufacture or provide clinical and commercial quantities of imetelstat on a timely basis, or at all, this could result in a delay of clinical trials or regulatory approvals, or lost sales, and our business and business prospects could be severely harmed.

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

Our decision to exercise our U.S. Opt-In Rights under the Collaboration Agreement must be made within a limited time after Janssen makes an affirmative Continuation Decision and, as a result, we may be required to invest substantial capital based on limited clinical data.

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

We have exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen. Accordingly, we are relying exclusively upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat. To grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Such efforts have not yet resulted in any transaction, and may never result in a transaction. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to obtain them; and may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities or the financial resources necessary to pursue them. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.

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

•                  our lack of experience in late-stage product development and commercialization;

•                  the difficulties in assimilating employees and corporate cultures;

•                  the difficulties in hiring qualified personnel and establishing necessary development and/or commercialization capabilities;

•                  the failure to retain key management and other personnel;

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

In addition, the Collaboration Agreement with Janssen prohibits us from commercializing, under the intellectual property we have licensed exclusively to Janssen, any substance whose identified or known mechanism of action is telomerase inhibition. Further, if we exercise our U.S. Co-Promotion Option under the Collaboration Agreement, we will be required to certify to Janssen at the time of exercising our U.S. Co-Promotion Option that we are not marketing or promoting, and have no right to market or promote, any such products for any oncology indication. Our right to co-promote in the United States may be terminated by Janssen if we develop or commercialize a product for treating an oncology indication that acts through the same mechanism of action as imetelstat or that is substitutable for imetelstat. Accordingly, our Collaboration Agreement with Janssen could adversely affect our ability to acquire or in-license, or to research, develop or market, promising products, product candidates or programs.

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

In addition, our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented, as well as the fact that we exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen, and the uncertainties regarding our ability to diversify our business could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration with Janssen or to support future growth.

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuits have been stayed.

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

On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen to develop and commercialize imetelstat worldwide. We may face litigation arising from or related to the Collaboration Agreement or the transactions contemplated thereby, including if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is otherwise unsuccessful.

The Collaboration Agreement and other strategic transactions, such as the divestiture of our human embryonic stem cell assets and our autologous cellular immunotherapy program under the asset contribution agreement, or the Contribution Agreement, that we entered into in January 2013 with BioTime, Inc., or BioTime, and Asterias Biotherapeutics, Inc., or Asterias, could result in litigation arising out of any claims that our stockholders suffered financial losses due to the transactions, the approval of our stockholders was required under applicable law or otherwise should have been obtained prior to the completion of these transactions, or that our officers and directors breached their fiduciary duties in connection with the approval and completion of these transactions. Although we believe that stockholder approval was not required under applicable law in order to complete our transactions with Janssen and with BioTime and Asterias, and therefore we neither sought nor intend to seek such stockholder approval, it is possible that persons who were stockholders at the time of the applicable transaction may claim that their approval was required, in which case litigation could follow, which could result in substantial damages to us and/or could negatively affect our rights and obligations under either of these agreements or, in the case of the Collaboration Agreement, could result in the termination of that agreement.

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

In addition, if the results of our business and collaboration activities are not successful, including without limitation, if:

•                  Janssen is unable to continue development of imetelstat due to actions by regulatory authorities, such as the previous full clinical hold that was placed by the FDA in March 2014 on the IND for imetelstat;

•                  Janssen or any investigators ascertain that the use of imetelstat results in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;

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

•                  Janssen is unable to obtain regulatory clearance to commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or such regulatory clearance is revoked or put on hold by governmental or regulatory authorities in any jurisdiction;

•                  Janssen discontinues the further development of imetelstat and terminates the Collaboration Agreement for any reason; or

•                  Asterias is unable to develop our stem cell assets, and we are not able to receive any royalties from the sale of any potential stem cell products by Asterias,

then our stock price would likely decline, and future litigation may result. A decision adverse to our interests in any such lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial position or could otherwise severely harm our business.

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

Success in early clinical trials may not be indicative of results in potential future clinical trials. Likewise, preliminary data from clinical trials should be considered with caution since the final data may be materially different from the preliminary data, particularly as more patient data becomes available.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from the MF Pilot Study, including from the MDS-RARS Cohort, should not be relied upon as evidence that subsequent or larger-scale clinical trials of imetelstat will succeed. The results we obtained from the ET Trial may not predict the future therapeutic benefit of imetelstat, if any, in other hematologic myeloid malignancies, including MF. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous and ongoing clinical trials, including the MF Pilot Study and MDS-RARS Cohort, could cause complexities in treating patients with MF or MDS and could result in the discontinuation of the MF Pilot Study, including the MDS-RARS Cohort, or IMbark™ or IMerge™. Also, the criteria used to assess efficacy in the MF Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

The preliminary results of the MF Pilot Study presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, will need to be confirmed in one or more larger Phase 2 and Phase 3 trials in MF at multiple treating centers. The results reported by us, Janssen or by the investigator in the MF Pilot Study, including in the MDS-RARS Cohort, may not be reproduced in IMbark™, IMerge™ or in any potential imetelstat trials conducted in the future, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy.

In addition, from time-to-time, preliminary data from current or potential future clinical trials, such as the ongoing MF Pilot Study, IMbark™ and IMerge™ may be reported or announced by Janssen, its investigators, or us. For example, the investigator for the MF Pilot Study reported preliminary data from the trial in December 2013, which the investigator updated in December 2014, and reported preliminary data from the MDS-RARS Cohort in December 2015. Since those data were preliminary, the final data from the MF Pilot Study, including the MDS-RARS Cohort, may be materially different than the preliminary data reported by the investigator. Since remaining patients previously enrolled in the MF Pilot Study, including the MDS-RARS Cohort, continue to receive imetelstat, principally safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the MF Pilot Study, including the MDS-RARS Cohort. Therefore, such preliminary data should be considered carefully and with caution. Material adverse changes in the final data from the MF Pilot Study, including the MDS-RARS Cohort, could jeopardize our Collaboration Agreement with Janssen and if Janssen were to terminate the Collaboration Agreement, our business prospects would be severely and adversely affected, and we might cease operations. Even if final safety data from the MF Pilot Study, including the MDS-RARS Cohort, are positive, significant additional clinical testing will be necessary for the future development of imetelstat in MF or MDS.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment.

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because previously enrolled patients who remain on study continue to receive imetelstat in the MF Pilot Study, including the MDS-RARS Cohort, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in the MF Pilot Study, including the MDS-RARS Cohort, as patient treatment continues and more data become available. Likewise, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in IMbark™ and IMerge™, particularly given the larger target patient enrollment in those studies. Since IMbark™, IMerge™ and the MF Pilot Study, including the MDS-RARS Cohort, are ongoing studies in which additional data is being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement and/or completion of any current or potential future clinical trials, including IMbark™, IMerge™ and the MF Pilot Study, including the MDS-RARS Cohort, would likely be delayed, for example by being placed on a clinical hold, halted or prohibited; or

•                  additional, unexpected clinical trials or preclinical studies may be required to be conducted.

The occurrence of any of these events could cause Janssen to abandon the development of imetelstat entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

If the interpretation by us or Janssen of safety and efficacy data obtained from preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials, such as IMbark™, IMerge™ or the MF Pilot Study, including the MDS-RARS Cohort. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

The benefit-risk profile of imetelstat will also affect the assessment by the FDA and regulatory authorities in other countries of the drug’s cost-effectiveness and/or marketability, which assessment could prevent or limit its approval for marketing and successful commercial use. If regulatory submissions requesting approval to market imetelstat are submitted, the FDA and regulatory authorities in other countries may conclude that the overall benefit-risk profile of imetelstat treatment does not merit approval of imetelstat for marketing or further development for any indication. Any of these events could cause Janssen to terminate the Collaboration Agreement, which would severely harm our business and business prospects, and might cause us to cease operations.

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

Even if the necessary time and resources are committed by Janssen, the required regulatory agency clearances and approvals may not be obtained for imetelstat. Further, if regulatory agency clearances and approvals are obtained to commence commercial sales of imetelstat, they may impose significant limitations on the indicated uses or other aspects of the product label for which imetelstat can be marketed. Further, an approval might be contingent on the performance of costly additional post-marketing clinical trials that would be required after approval. The occurrence of any of these events could limit the potential commercial use of imetelstat, and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could reduce the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us under the Collaboration Agreement. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business and business prospects.

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

Although the FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the European Medicines Agency, or EMA, granted it in November 2015 for the treatment of MF, Janssen may not be the first to obtain marketing approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States or the European Union, if granted, may be limited if Janssen seeks approval for an indication broader than the orphan-designated indication or such marketing exclusivity may be lost if the FDA or the EMA later determines that the request for orphan drug designation was materially defective, or if Janssen is unable to ensure and provide sufficient quantities of imetelstat to meet the needs of patients with the rare disease or condition. Further, even if Janssen obtains orphan drug exclusivity for imetelstat, that exclusivity may not effectively protect imetelstat from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, the FDA or EMA can subsequently approve a different drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Occurrence of any of these events could result in decreased sales and reduced royalties for us, and may harm our business and business prospects. In addition, orphan drug designation will neither shorten the development time nor regulatory review time for imetelstat, and does not give imetelstat any advantage in the regulatory review or approval process.

Failure to achieve continued compliance with government regulation could delay or halt commercialization of imetelstat, which we have exclusively out-licensed to Janssen.

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

To execute activities under a Geron IDP, we likely would be required to collaborate with contract research organizations, investigators, academic institutions, vendors, clinical trial sites, scientific consultants and others. We would be dependent upon the ability of these parties to perform their responsibilities reliably. In addition, we would have limited control over the activities of these organizations, investigators, scientific consultants and vendors. Except as otherwise required by our agreements with them, we could expect only limited amounts of their time to be dedicated to our activities. If any of these third parties were unable or refused to contribute to projects on which we needed their help, our ability to conduct activities under a Geron IDP could be significantly harmed. Also, if the performance of these services is not of the highest quality, does not achieve necessary regulatory compliance standards, or if such organization or vendor stops or delays its performance for any reason, it would impair and delay our ability to report data from clinical activities under a Geron IDP which would, in turn, hinder our ability to make the necessary representations or provide the necessary information to regulatory authorities, if at all. As a result, we may not obtain regulatory approval and receive any reimbursement from Janssen for their share of the costs for the Geron IDP, which could adversely affect our business and financial condition.

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

•                  compliance by third-party manufacturers with current Good Manufacturing Practice, or cGMP, standards mandated by the FDA and state agencies and other government regulations corresponding to foreign regulatory authorities;

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

Accordingly, we may be unable to establish our own sales force, which would delay or preclude us from participating in co-promoting imetelstat in the United States. In addition, because of our current lack of expertise in sales operations, any sales force we establish may not be effective, or may be less effective than any sales force that Janssen utilizes to promote imetelstat. In such event, the commercialization of imetelstat may be adversely affected, since we would be wholly reliant on Janssen’s sales efforts, and this could materially and adversely affect any sales milestone or royalties we may receive under the Collaboration Agreement.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and changes providing opportunities for third parties to challenge any issued patent in the Patent Office. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in U.S. federal court, a third party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party could attempt to use the Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Since we cannot be aware of all intellectual property rights potentially relating to imetelstat and its uses, we do not know with certainty that imetelstat, or the intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us or Janssen would likely be expensive to resolve, and the cost of any indemnification of Janssen or unblocking license that we could be required to obtain under the Collaboration Agreement is unpredictable and could be significant. If we or Janssen are unable to resolve an infringement claim successfully, we or Janssen could be subject to an injunction which would prevent us or Janssen from commercializing imetelstat, and could also require us or Janssen to pay substantial damages. In addition to infringement claims, in the future we or Janssen may also be subject to other claims relating to intellectual property, such as claims that we or Janssen have misappropriated the trade secrets of third parties. Provided that Janssen continues to progress the development of imetelstat, we expect to see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success therefore depends significantly on our and Janssen’s ability to operate without infringing patents and the proprietary rights of others.

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

Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Janssen, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship and ownership of those inventions. These disputes could be costly and time-consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by us and/or Janssen. Publications by us or Janssen, or by investigators, scientific consultants and research collaborators containing such information, either with permission or in contravention of the terms of their agreements, may impair the ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

In addition, our data security and information technology systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

Although we reported a small profit for the year ending December 31, 2015, we have a history of losses and anticipate continued future losses, and our continued losses could impair our ability to sustain operations.

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with an upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of March 31, 2016, our accumulated deficit was approximately $937.2 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We may need additional capital to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our At Market Issuance Sales Agreement, or 2015 Sales Agreement, with MLV & Co. LLC, or MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

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

•                  changes or delays in Janssen’s development plans for imetelstat, including changes which may result from any future clinical holds on any INDs for imetelstat;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, we would not receive any milestone payments or royalties under the Collaboration Agreement, and we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement was terminated and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners, the development of imetelstat would be discontinued. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.

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

Historically, our stock price has been extremely volatile. Between April 1, 2006 and March 31, 2016, our stock has traded as high as $10.00 per share and as low as $0.91 per share. Between April 1, 2013 and March 31, 2016, the price has ranged between a high of $7.79 per share and a low of $0.98 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

Our common stock is currently traded on the Nasdaq Global Select Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2016, we had 300,000,000 shares of common stock authorized for issuance and 158,929,270 shares of common stock outstanding. In addition, we had reserved 30,592,946 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2016. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms related to imetelstat, the study of telomeres, telomerase, or our proprietary oligonucleotide chemistry, and the research and development of therapies for the treatment of hematologic myeloid malignancies. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic institutions, government agencies and other public and private research organizations.

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of an overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation in collaboration with Baxalta Incorporated, and momelotinib by Gilead Sciences, Inc., which is currently in a Phase 3 clinical trial, and other inhibitors of the JAK-STAT pathway, as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, anti-fibrosis antibodies, hedgehog inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; activin type IIA receptor inhibitors, such as sotatercept by Acceleron Pharma, Inc.; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron in collaboration with Celgene; thrombopoietin receptor agonists, such as eltrombopag by Novartis, PI3 Kinase inhibitors, such as rigosertib by Onconova Therapeutics, Inc.; Flt-3 inhibitors, such as quizartinib by Ambit Biosciences Corporation; and JAK-STAT pathway inhibitors.

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

•                  the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and

•                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, or ACA, became law and substantially changed the way healthcare will be financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains a number of provisions that may have a significant impact on our business, including provisions that:

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

•                  require manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•                  impose a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

While the Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA are likely to be brought in the future. In addition, the U.S. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA, and recently enacted the Consolidated Appropriations Act, 2016, which among other things suspended or delayed the implementation of several taxes that were intended to be used to fund ACA programs. At this time, it remains unclear whether there will be any additional changes made to the ACA, whether to certain provisions or its entirety. We cannot assure that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, signed into law in January 2013, among other things, also reduced Medicare payments to certain providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices, or the amounts of reimbursement available for imetelstat. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on the potential royalties under the Collaboration Agreement with Janssen on net sales of imetelstat, if approved.

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

GERON CORPORATION

Date: May 5, 2016	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.

10.1	Non-Employee Director Compensation Policy, as amended +	10.30	10-K	March 10, 2016	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 5, 2016
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 5, 2016
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2016 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2016 and 2015 and (iii) Notes to Condensed Financial Statements

+                     Management contract or compensation plan or arrangement.

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