Form 10-Q
period 2016-06-30
GERON CORP
filed 2016-08-03
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 29, 2016:
Common Stock, $0.001 par value	159,139,286 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,199	$21,248
Restricted cash	267	267
Marketable securities	102,402	92,524
Interest and other receivables	586	1,206
Prepaid assets	248	647
Total current assets	111,702	115,892
Noncurrent marketable securities	25,523	32,661
Property and equipment, net	191	207
	$137,416	$148,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235	$160
Accrued compensation and benefits	2,311	2,974
Accrued collaboration charges	3,420	2,328
Accrued restructuring charges	19	52
Accrued liabilities	1,126	1,120
Total current liabilities	7,111	6,634
Commitments and contingencies
Stockholders’ equity:
Common stock	159	159
Additional paid-in capital	1,075,922	1,070,567
Accumulated deficit	(945,866)	(928,387)
Accumulated other comprehensive income (loss)	90	(213)
Total stockholders’ equity	130,305	142,126
	$137,416	$148,760

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenues:
License fees and royalties	$211	$251	$960	$788

Operating expenses:
Research and development	4,575	4,812	9,608	9,799
Restructuring charges	—	941	—	1,347
General and administrative	4,547	3,977	9,340	8,577
Total operating expenses	9,122	9,730	18,948	19,723
Loss from operations	(8,911)	(9,479)	(17,988)	(18,935)
Unrealized gain on derivatives	—	—	—	16
Interest and other income	293	145	549	294
Interest and other expense	(19)	(22)	(40)	(46)
Net loss	$(8,637)	$(9,356)	$(17,479)	$(18,671)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.12)

Shares used in computing basic and diluted net loss per share	158,998,931	158,066,910	158,947,485	157,807,239

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Net loss	$(8,637)	$(9,356)	$(17,479)	$(18,671)
Net unrealized gain (loss) on marketable securities	50	(33)	303	34
Comprehensive loss	$(8,587)	$(9,389)	$(17,176)	$(18,637)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,479)	$(18,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	22
Accretion and amortization on investments, net	439	1,176
Stock-based compensation for services by non-employees	95	179
Stock-based compensation for employees and directors	4,136	4,389
Amortization related to 401(k) contributions	57	158
Unrealized gain on derivatives	—	(16)
Changes in assets and liabilities:
Other current assets	1,019	(221)
Other current liabilities	477	(1,056)
Net cash used in operating activities	(11,214)	(14,040)

Cash flows from investing activities:
Purchases of property and equipment	(26)	—
Purchases of marketable securities	(74,110)	(109,090)
Proceeds from maturities of marketable securities	71,234	94,577
Net cash used in investing activities	(2,902)	(14,513)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,067	1,555
Net cash provided by financing activities	1,067	1,555
Net decrease in cash and cash equivalents	(13,049)	(26,998)
Cash and cash equivalents at the beginning of the period	21,248	42,796
Cash and cash equivalents at the end of the period	$8,199	$15,798

Supplemental Disclosure of Non-Cash Investing Activities:
Net unrealized gain on marketable securities	$303	$34

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for common stock equivalents. Diluted net income per share is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards and warrants to purchase our common stock. Diluted net loss per share excludes common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method, as their effect would be anti-dilutive, resulting in the same number of shares being used for the calculation of basic and diluted net loss per share. For all periods presented in the accompanying condensed statements of operations, the net loss applicable to common stockholders is equal to the reported net loss.

Since we incurred a net loss for the three and six months ended June 30, 2016 and 2015, the diluted net loss per share calculation excludes 3,472,593 and 4,876,361 common stock equivalents for the three months ended June 30, 2016 and 2015, respectively, and 3,529,745 and 4,543,831 common stock equivalents for the six months ended June 30, 2016 and 2015, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury-stock method at the estimated average market value) as their effect would have been anti-dilutive. In addition, 11,739,135 and 9,834,857 potentially dilutive securities for the three months ended June 30, 2016 and 2015, respectively, and 11,178,928 and 9,344,548 potentially dilutive securities for the six months ended June 30, 2016 and 2015, respectively, were excluded from the treasury-stock method and calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2016 and 2015. See Note 2 on Fair Value Measurements.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

Cost-sharing expenses are recorded as earned or owed based on the performance requirements by both parties under the respective contracts. For arrangements in which we and our collaboration partner in the agreement are exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize payments between the parties on a net basis and record such amounts as a reduction or addition to research and development expense. For arrangements in which we have agreed to perform certain research and development services for our collaboration partner and are not exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize the respective cost reimbursements as revenue under the collaborative agreement as the related research and development services are rendered.

Restricted Cash

Restricted cash consists of funds maintained in a separate certificate of deposit account for credit card purchases.

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost-sharing arrangements with collaboration partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2016 and 2015 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development	$354	$612	$686	$1,234
Restructuring charges	—	212	—	302
General and administrative	1,763	1,552	3,450	2,853
Stock-based compensation expense included in operating expenses	$2,117	$2,376	$4,136	$4,389

In connection with a restructuring we announced in March 2015, the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring was extended. The incremental value associated with these stock option modifications was recognized as non-cash stock-based compensation expense and recorded as restructuring charges on our condensed statements of operations as reflected in the table above. See Note 4 on Restructuring for a further discussion of the March 2015 restructuring.

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the six months ended June 30, 2016 and 2015 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2016	2015
Dividend yield	0%	0%
Expected volatility range	0.888 to 0.890	0.874 to 0.884
Risk-free interest rate range	1.21% to 1.38%	1.68% to 1.70%
Expected term	5.5 yrs	5.5 yrs

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2016 and 2015 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, or ASU 2014-09, which creates Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, and supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15,

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

2016, including interim periods within that reporting period. In March, April and May 2016, the FASB issued Accounting Standards Update No. 2016-08 (Topic 606), Revenue From Contracts With Customers: Principal vs. Agent Considerations, or ASU 2016-08, Accounting Standards Update No. 2016-10 (Topic 606), Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, or ASU 2016-10, and Accounting Standards Update No. 2016-12 (Topic 606), Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. We are currently evaluating the impact that the adoption of these standards will have on our financial statements and related disclosures and have not made any decision on the method or timing of adoption.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact that the adoption of ASU 2015-17 will have on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

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

JUNE 30, 2016

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

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2016 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,284	$—	$—	$4,284
Corporate notes	1,500	—	—	1,500
	$5,784	$—	$—	$5,784
Restricted cash:
Certificate of deposit	$267	$—	$—	$267
Marketable securities:
Government-sponsored enterprise securities (due in 1 to 2 years)	$17,006	$5	$—	$17,011
Commercial paper (due in less than 1 year)	40,000	63	(4)	40,059
Corporate notes (due in less than 1 year)	62,330	29	(16)	62,343
Corporate notes (due in 1 to 2 years)	8,499	18	(5)	8,512
	$127,835	$115	$(25)	$127,925

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,577	$—	$—	$4,577
Government-sponsored enterprise securities	1,999	—	—	1,999
Commercial paper	7,599	—	—	7,599
Corporate notes	5,002	—	(1)	5,001
	$19,177	$—	$(1)	$19,176
Restricted cash:
Certificate of deposit	$267	$—	$—	$267
Marketable securities:
Government-sponsored enterprise securities (due in 1 to 2 years)	$10,007	$—	$(57)	$9,950
Commercial paper (due in less than 1 year)	27,661	49	(2)	27,708
Corporate notes (due in less than 1 year)	64,892	1	(77)	64,816
Corporate notes (due in 1 to 2 years)	22,837	—	(126)	22,711
	$125,397	$50	$(262)	$125,185

Cash equivalents and marketable securities with unrealized losses at June 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2016:
Commercial paper (due in less than 1 year)	$6,353	$(4)	$—	$—	$6,353	$(4)
Corporate notes (due in less than 1 year)	22,879	(9)	9,130	(7)	32,009	(16)
Corporate notes (due in 1 to 2 years)	1,398	(5)	—	—	1,398	(5)
	$30,630	$(18)	$9,130	$(7)	$39,760	$(25)
As of December 31, 2015:
Government-sponsored enterprise securities (due in 1 to 2 years)	$9,950	$(57)	$—	$—	$9,950	$(57)
Commercial paper (due in less than 1 year)	7,834	(2)	—	—	7,834	(2)
Corporate notes (due in less than 1 year)	61,006	(71)	6,301	(7)	67,307	(78)
Corporate notes (due in 1 to 2 years)	22,711	(126)	—	—	22,711	(126)
	$101,501	$(256)	$6,301	$(7)	$107,802	$(263)

The gross unrealized losses related to commercial paper, corporate notes and government-sponsored enterprise securities as of June 30, 2016 and December 31, 2015 were due to changes in interest rates. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds(1)	$4,284	$—	$—	$4,284
Government-sponsored enterprise securities(3)	—	17,011	—	17,011
Commercial paper(2)	—	40,059	—	40,059
Corporate notes(1)(2)(3)	—	72,355	—	72,355
Total	$4,284	$129,425	$—	$133,709

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

3. COLLABORATION AND LICENSE AGREEMENT

In November 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which we classified as deferred revenue upon receipt.

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge™. Development costs for IMbark™ and IMerge™ are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in January 2015. As of June 30, 2016, accrued collaboration charges of $3,420,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement for the three months ended June 30, 2016.

Following completion of the protocol-specified primary analysis of IMbark™ or after a certain time period after the initiation of the first Phase 3 myelofibrosis study, if any, Janssen must notify us whether it elects to maintain its license rights and continue to advance the development of imetelstat in any indication. In the event that IMbark™ is

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

terminated early or suspended, Janssen must instead notify us of its decision by the date that is the later of 24 months from the initiation of IMerge™ or 24 months from the termination of IMbark™ or commencement of the suspension period, as applicable.

In the event that Janssen elects to continue to maintain its license rights and advance the development of imetelstat in any indication within the applicable timeframe set forth in the Collaboration Agreement (such decision, the Continuation Decision), we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark™ or IMerge™, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark™ or IMerge™ on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with our sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining our sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond IMbark™ or IMerge™ would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of an affirmative Continuation Decision plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, will be recognized as revenue when earned.

4. RESTRUCTURING

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. For the three and six months ended June 30, 2015, we recognized $941,000 and $1,347,000 in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges included $212,000 and $302,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. For the year ended December 31, 2015, we recorded restructuring charges of approximately $1,306,000, net of non-cash adjustments, related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. We expect this restructuring to result in aggregate cash expenditures of approximately $999,000, of which $980,000 has been paid as of June 30, 2016.

The components of the outstanding restructuring liability, which is included in accrued restructuring charges on our condensed balance sheet as of June 30, 2016, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2015	$52
Cash payments	(33)
Ending accrual balance as of June 30, 2016	$19

5. COMMITMENTS AND CONTINGENCIES

Securities and Derivative Lawsuits

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits. Subject to final approval of the settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, on March 10, 2016.

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

In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Janssen, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which we fully recognized as collaboration revenue during the third quarter of 2015. Additional consideration that we may receive under the Collaboration Agreement includes payments up to a potential total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat. For a further discussion regarding the Collaboration Agreement, see Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

Under the Collaboration Agreement, Janssen is wholly responsible for the worldwide development, manufacturing and commercialization of, and seeking regulatory approval for, imetelstat. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in MF, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, or MDS, referred to as IMerge™. In July 2015, IMbark™ opened to patient enrollment, and the first patient was dosed in September 2015. In December 2015, IMerge™ opened to patient enrollment, and the first patient was dosed in January 2016. Depending on numerous factors, including the pace of patient enrollment, we expect Janssen to conduct internal data reviews for each of IMbark™ and IMerge™ during the second half of 2016. For IMbark™, the first internal data review is expected to occur after 40 patients (20 patients per dosing arm) have been enrolled and followed for at least 12 weeks, and another internal data review is expected by the end of 2016 to evaluate data from patients who have been followed for at least 24 weeks. We expect the internal data reviews for IMbark™ to assess the safety and efficacy of the initial dosing regimens used in the trial, and these reviews may result in decisions to continue the study as planned, stop or modify one or both dosing regimens, or select alternative dosing regimens. For the Phase 2 portion of IMerge™ (30 patients), we expect Janssen to conduct an ongoing internal assessment of safety and efficacy data in order to enable Janssen to decide whether or not to move forward to the Phase 3 portion of IMerge™. If Janssen decides to move forward with the Phase 3 portion of IMerge™, depending on numerous factors, including the timing of completion of Janssen’s internal data assessment, we expect the Phase 3 portion of IMerge™ to be open for patient enrollment in the first half of 2017. Preliminary data obtained from any internal data reviews conducted by Janssen could result in the continuation, discontinuation or modification of any aspect of IMbark™ or IMerge™, or cause Janssen to terminate the Collaboration Agreement. We do not expect data from any internal data reviews to be presented or disclosed by Janssen or us.

We expect Janssen to perform a data cut for IMbark™ in the second half of 2017, and for Janssen to thereafter initiate the protocol-specified primary analysis; however, the timing of these activities by Janssen may vary based on numerous factors, including the pace of patient enrollment in the clinical trial, or may not occur at all if IMbark™ is terminated early based on preliminary data, safety concerns or for any other reason. Following completion of the protocol-specified primary analysis of IMbark™ by Janssen or a certain time period after the initiation of the first Phase 3 MF study, if any, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark™ is terminated early or suspended, Janssen must instead notify us of their Continuation Decision by the date that is the later of 24 months after the initiation of IMerge™ or 24 months after the termination of IMbark™ or commencement of the suspension period, as applicable.

We are contributing 50% of the development costs for IMbark™ and IMerge™, which Janssen is solely conducting. Janssen may consider initiating additional clinical trials, such as possible registration studies in MF and MDS, and possible exploratory Phase 1 and Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. The costs for such trials will be borne 100% by Janssen, unless and until Janssen elects to maintain its license rights and continue to advance the development of imetelstat in any indication and we subsequently elect certain opt-in rights to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark™ or IMerge™, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved, as further described in Note 3 on Collaboration and License Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2016, we had an accumulated deficit of $945.9 million. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been research support payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in the third quarter of 2015 in connection with the upfront payment from Janssen under the Collaboration Agreement. We expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

In addition to the Collaboration Agreement with Janssen for imetelstat, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we have granted certain rights to our non-imetelstat related technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $70,000 and $533,000 for the three and six months ended June 30, 2016, respectively, compared to $110,000 and $485,000 for the same periods in 2015 related to our various agreements. The decrease in license fee revenue for the three months ended June 30, 2016 compared to the same period in 2015 primarily reflects the recognition of lower license fees in the second quarter of 2016 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. The increase in license fee revenue for the six months ended June 30, 2016 compared to the same period in 2015 primarily reflects the recognition of higher license fees in the first half of 2016 for research licenses related to our hTERT technology. We recognized royalty revenues of $141,000 and $427,000 for the three and six months ended June 30, 2016, respectively, compared to $141,000 and $303,000 for the same periods in 2015. The increase in royalty revenues for the six months ended June 30, 2016 compared to the same period in 2015 reflects higher product sales by our licensees. Future license fee and royalty revenues are dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

Research and Development Expenses

During the three and six months ended June 30, 2016 and 2015, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement and costs paid in the past to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $4.6 million and $9.6 million for the three and six months ended June 30, 2016, respectively, compared to $4.8 million and $9.8 million for the same periods in 2015. The decrease in research and development expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily reflects the net result of reduced personnel related expenses and research related overhead as a result of the March 2015 restructuring and lower direct external expenses for the manufacturing of imetelstat drug product, partially offset by higher direct external costs for our proportionate share of clinical development expenses under the Collaboration Agreement with Janssen. During the remainder of 2016, we expect direct external research and development expenses to increase as the development of imetelstat progresses in collaboration with Janssen. This projected increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the March 2015 restructuring which was complete as of December 31, 2015.

Research and development expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Direct external expenses	$3,670	$2,458	$7,639	$4,259
Personnel related expenses	769	1,855	1,625	4,457
All other expenses	136	499	344	1,083
Total research and development expenses	$4,575	$4,812	$9,608	$9,799

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

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we recorded restructuring charges of approximately $1.3 million in 2015, net of non-cash adjustments, related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. For the three and six months ended June 30, 2015, we recognized $941,000 and $1.3 million in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges included $212,000 and $302,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. No comparable amounts were recognized for the three and six months ended June 30, 2016 as all actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $9.3 million for the three and six months ended June 30, 2016, respectively, compared to $4.0 million and $8.6 million for the same periods in 2015. The increase in general and administrative expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily reflects the net result of higher non-cash stock-based compensation expense and increased allocation of facilities and other overhead costs to general and administrative activities, partially offset by lower personnel related expenses as a result of the restructuring announced in March 2015. We expect general and administrative expenses to remain consistent during the remainder of 2016.

Unrealized Gain on Derivatives

Non-employee options classified as derivative liabilities are marked to fair value at each financial reporting date with any resulting changes in fair value being recorded as unrealized gain (loss) in the condensed statements of operations. We incurred an unrealized gain on derivatives of $16,000 for the six months ended June 30, 2015, which reflected a decline in the fair value of options held by non-employees. No comparable amount was incurred in 2016 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015.

Interest and Other Income

Interest income was $293,000 and $549,000 for the three and six months ended June 30, 2016, respectively, compared to $145,000 and $294,000 for the same periods in 2015. The increase in interest income for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $19,000 and $40,000 for the three and six months ended June 30, 2016, respectively, compared to $22,000 and $46,000 for the same periods in 2015. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash, restricted cash, cash equivalents and marketable securities of $136.4 million, compared to $146.7 million at December 31, 2015. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2016 was the result of cash being used for operations. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. In addition, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbarkTM or IMergeTM under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

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

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement were terminated and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets, including as a result of the recent United Kingdom referendum resulting in a majority of United Kingdom voters voting to exit the European Union and the related uncertainties of the withdrawal of the United Kingdom from the European Union, could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

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

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2016 and 2015 was $11.2 million and $14.0 million, respectively. The decrease in net cash used in operations in 2016 compared to 2015 primarily reflects the net result of reduced costs for the manufacturing of imetelstat drug product and lower personnel related expenses as a result of the restructuring announced in March 2015, partially offset by higher payments to Janssen in the first half of 2016 under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $2.9 million and $14.5 million, respectively. The decrease in net cash used in investing activities in 2016 compared to 2015 primarily reflects higher purchases of marketable securities in 2015 with the proceeds from the $35 million upfront payment we received from Janssen in December 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $1.1 million and $1.6 million, respectively. The decrease in net cash provided by financing activities in 2016 compared to 2015 primarily reflects the net result of the receipt of cash proceeds of approximately $881,000 in March 2015 from the exercise of warrants to purchase 235,000 shares of our common stock at an exercise price of $3.75 per share, partially offset by the receipt of higher cash proceeds in the first half of 2016 from the exercise of outstanding stock options under our equity plans.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed a motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits. Subject to final approval of the settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

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

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

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

•                  Janssen may choose to terminate the Collaboration Agreement for any reason;

•                  Janssen may provide a negative Continuation Decision and halt its development of imetelstat, in which case we would receive no further payments from Janssen under the Collaboration Agreement;

•                  Janssen may believe that the preliminary or final results of IMbark™ and/or IMerge™ are negative under the criteria set forth in the respective protocols, are inconclusive, or do not demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, which would likely result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

•                  Janssen may observe safety issues in either IMbark™ and/or IMerge™, or any potential future clinical trials of imetelstat, which may result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

•                  in the event of a dispute between us and Janssen regarding Janssen’s performance under the Collaboration Agreement, it may be difficult or impossible for us to prove that Janssen breached its obligations under the Collaboration Agreement, including the obligation to use “commercially reasonable efforts” with regard to the development, regulatory approval, manufacture and commercialization of imetelstat under the Collaboration Agreement;

•                  Janssen may not dedicate the resources necessary to carry imetelstat through clinical development or may not obtain the necessary regulatory approvals for imetelstat, and this would delay or preclude the achievement of development, regulatory or sales milestones under the Collaboration Agreement;

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

•                  Janssen may fail to manufacture or supply sufficient quantities of imetelstat or other clinical trial materials for use in current and/or planned clinical trials, which could delay, suspend or stop any imetelstat clinical activities;

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

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factors, then Janssen may terminate the Collaboration Agreement or cease its efforts to develop, manufacture or commercialize imetelstat, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would severely and adversely affect our business and business prospects, and could cause us to cease operations.

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

The clinical development of imetelstat will be influenced by results from current clinical trials, including IMbark™, IMerge™ and the MF Pilot Study, including the cohort of patients with a form of MDS known as refractory anemia with ring sideroblasts, or RARS, or the MDS-RARS Cohort, being conducted by Janssen, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

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

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets or adversely affect the timing or outcome of IMbark™ and IMerge™, or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat, either of which would delay the timing of the Continuation Decision from Janssen or could cause Janssen to terminate the Collaboration Agreement. Such occurrences would severely and adversely affect the future of imetelstat and our business prospects, and might cause us to cease operations.

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

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, or MM, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the Phase 2 clinical trial of imetelstat in ET, or the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the MF Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the MF Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. If patients in current or potential future clinical trials of imetelstat, including clinical trials conducted by Janssen or us, or investigator-sponsored trials, experience similar or more severe hepatotoxicity, including LFT abnormalities, severe hepatic or other severe adverse events, the INDs for imetelstat may again be placed on clinical hold, as it was in March 2014, and Janssen may be delayed or precluded from further developing imetelstat.

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

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations.

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

If Janssen fails to manufacture or provide adequate clinical and commercial quantities of imetelstat on a timely basis, or at all, this could result in a delay of clinical trials or regulatory approvals, or lost sales, and our business and business prospects could be severely harmed.

In accordance with the Collaboration Agreement, Janssen is responsible for the manufacture and management of the supply of imetelstat on a global basis for all clinical trials and commercial activities. Consequently, we are, and expect to remain, dependent on Janssen to appropriately supply imetelstat and other clinical trial materials. The process of manufacturing imetelstat is complex and subject to several risks, including:

•                  scaling-up and attaining sufficient production yields with appropriate quality control and quality assurance;

•                  reliance on third-party manufacturers and suppliers;

•                  supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies;

•                  shortage of qualified personnel; and

•                  compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs, that vary in each country where imetelstat might be sold or used.

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

In the event Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, our decision to exercise our U.S. Opt-In Rights must thereafter be made within a short timeframe and, as a result, we may be required to invest substantial capital based on limited clinical data and information.

In the event Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, we must decide whether to elect to exercise our U.S. Opt-In Rights within a short timeframe following such a decision, and although we expect to receive information from Janssen regarding data from IMbark™ and IMerge™, proposed future clinical development plans and costs for imetelstat, estimates in timing for commercializing imetelstat and related promotional activities, and a calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if we exercise our U.S. Opt-In Rights and imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

We may not be able to successfully identify and acquire and/or in-license other oncology products, product candidates, programs or companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these licenses or acquisitions.

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

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.

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

If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase our costs and expenses more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.

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

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel, our ability to support the Collaboration Agreement with Janssen could be impaired, and our business and the price of our common stock would be adversely impacted.

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

We and certain of our officers have been named as defendants in three securities lawsuits, two of which are purportedly class action lawsuits, and certain of our officers and/or directors have been named as defendants in four derivative lawsuits. These, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our financial condition and results of operations. These lawsuits and any other lawsuits will be costly to defend or pursue and are uncertain in their outcome.

Securities-related class action lawsuits and derivative litigation has often been brought against companies which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to the ET Trial. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade LFT abnormalities observed in the ET Trial and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees.

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

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to the ET Trial. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits. Subject to final approval of the settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters, including, for example, the duration and nature of follow-up conducted by Janssen or us of patients enrolled in current and potential future clinical trials of imetelstat, and also naming us and/or our officers and directors as defendants. These lawsuits and any other lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial condition.

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

•                  Janssen discontinues the further development of imetelstat and terminates the Collaboration Agreement for any reason, including any discontinuation based upon any interim or preliminary results obtained from the IMbark™, IMerge™ or the MF Pilot Study; or

•                  Asterias is unable to develop our stem cell assets, and we are not able to receive any royalties from the sale of any potential stem cell products by Asterias,

then our stock price would likely decline, and future litigation may result. A decision adverse to our interests in any such lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial condition or could otherwise severely harm our business.

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

Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials. Likewise, preliminary data from clinical trials should be considered with caution since the final data may be materially different from the preliminary data, particularly as more patient data becomes available.

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently fail to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale of a drug. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials. Most product candidates that commence clinical trials are never approved as products.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as preliminary, additional or updated data from the ongoing MF Pilot Study, including from the MDS-RARS Cohort, should not be relied upon as predictive or indicative of future clinical results of subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial, and any future results that may be obtained by Janssen from the IMbark™ and IMerge™ studies, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the MF Pilot Study and the MDS-RARS Cohort, could also occur in the IMbark™ or IMerge™ studies, thereby causing complexities in treating patients with MF or MDS and potentially resulting in the discontinuation of the MF Pilot Study, including the MDS-RARS Cohort, or IMbark™ or IMerge™. Also, the criteria used to assess efficacy in the MF Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

The preliminary results of the MF Pilot Study presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, as well as preliminary data reported by the investigator from the MDS-RARS Cohort in December 2015, will need to be confirmed by Janssen in one or more larger Phase 2 and Phase 3 trials at multiple treating centers to support further development and commercialization of imetelstat. The results reported by us, Janssen or by the investigator in the MF Pilot Study, including in the MDS-RARS Cohort, may not be reproduced in IMbark™, IMerge™ or in any potential imetelstat clinical trials conducted in the future, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Since remaining patients previously enrolled in the MF Pilot Study, including the MDS-RARS Cohort, continue to receive imetelstat, safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the MF Pilot Study, including the MDS-RARS Cohort.

In addition, from time-to-time, preliminary data from current clinical trials, such as the ongoing MF Pilot Study, IMbark™ and IMerge™, or potential future clinical trials may be reported or announced by Janssen, its investigators, or us. Since such data are preliminary, the final data from the MF Pilot Study, including the MDS-RARS Cohort, IMbark™ or IMerge™, or potential future clinical trials of imetelstat may be materially different. Therefore, preliminary data should be considered carefully and with caution. Material adverse differences in the final data, compared to preliminary data, from the MF Pilot Study, including the MDS-RARS Cohort, IMbark™ or IMerge™, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, or terminate the Collaboration Agreement, which would severely and adversely affect our business prospects, and might cause us to cease operations. Even if final safety and/or efficacy data from the MF Pilot Study, including the MDS-RARS Cohort, IMbark™ or IMerge™ or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS.

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

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because previously enrolled patients who remain on study continue to receive imetelstat in the MF Pilot Study, including the MDS-RARS Cohort, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in the MF Pilot Study, including the MDS-RARS Cohort, as patient treatment continues and more data become available. Likewise, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in IMbark™ and IMerge™, particularly given the larger target patient enrollment in those studies. Since IMbark™, IMerge™ and the MF Pilot Study, including the MDS-RARS Cohort, are ongoing studies in which additional data is being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement, continuation and/or completion of any current ongoing clinical trials, including IMbark™, IMerge™ and the MF Pilot Study, including the MDS-RARS Cohort, or potential future clinical trials would likely be delayed, for example by being placed on a clinical hold, halted or prohibited; or

•                  additional, unexpected clinical trials or preclinical studies may be required to be conducted.

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

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. In June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies, including us and Janssen, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

Under the Collaboration Agreement, Janssen may conduct certain development activities for imetelstat under a Janssen IDP, if we and Janssen agree that such activities should be performed outside of the mutually agreed global clinical development plan. Although Janssen would bear all of the costs for such Janssen IDP, if we exercised our U.S. Opt-In Rights and if any data from a Janssen IDP supports approval by a regulatory agency in the United States or other countries, then we would be required to reimburse Janssen for our share of the costs of that Janssen IDP plus a premium pursuant to the terms of the Collaboration Agreement. This cost reimbursement is payable as a lump sum up to a certain threshold upon receipt of regulatory approval for the Janssen IDP. Any remaining amounts in excess of the threshold are payable in installments by offsetting milestone payments or royalties received by us over a certain period of time, at which time any remaining reimbursement amount would be payable in a lump sum. This payment mechanism could result in reduced cash inflow from future milestone payments and royalties, which would adversely affect our results of operations and financial condition.

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for preclinical and clinical activities, and commercialization. In addition, any decision by Janssen to self-manufacture imetelstat, change third-party contractor manufacturers or make changes to manufacturing processes, product vial size or packaging, or formulations for imetelstat, could result in manufacturing delays. Manufacturing delays could adversely impact the completion of current clinical trials, such as IMbark™ and IMerge™, or the initiation of potential future clinical trials, which may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our business prospects and might cause us to cease operations.

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

Protection of our proprietary technology is critically important to our business, especially with respect to our collaboration with Janssen. Our success will depend in part on our ability to obtain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. If we are unsuccessful in any of these regards, the value of our technologies and imetelstat will be adversely affected, and we and/or Janssen may be unable or unwilling to continue development of imetelstat. Further, our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us or Janssen. In the event that we are unsuccessful in obtaining and enforcing our patents and other intellectual property rights, we or Janssen may not be able or willing to further develop or commercialize imetelstat, any of which might delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval and therefore delay or halt the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and might cause us to cease operations.

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technologies and imetelstat, or enforce or defend issued patents, is uncertain. If we or Janssen infringe the patents of others, we or Janssen may be blocked from continuing development work with respect to imetelstat or be required to obtain licenses on terms that may impact the value of imetelstat or cause it to be commercially impracticable.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and changes providing opportunities for third parties to challenge any issued patent in the U.S. Patent and Trademark Office, or the Patent Office. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in U.S. federal court, a third party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party could attempt to use the

Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

U.S. court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, on June 13, 2013, the U.S. Supreme Court, or the Court, issued a decision in Association for Molecular Pathology v. Myriad Genetics, Inc. holding that claims to isolated genomic DNA were not patentable subject matter, but claims to complementary DNA, or cDNA, molecules were patentable subject matter. On March 20, 2012, in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. In addition, court rulings in cases such as BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig. and Promega Corp. v. Life Technologies Corp. have also narrowed the scope of patent protection available in certain circumstances. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events may have created uncertainty with respect to the value of certain patents we have previously obtained or in-licensed.

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

We sometimes rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot provide assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly. In May 2016, the Defend Trade Secrets Act of 2016, or the DTSA, was enacted, providing a federal cause of action for misappropriation of trade secrets. Under the DTSA, an employer may not collect enhanced damages or attorney fees from an employee or contractor in a trade secret dispute brought under the DTSA, unless certain advanced provisions are observed. We cannot provide assurance that our existing agreements with employees and contractors contain notice provisions that would enable us to seek enhanced damages or attorneys’ fees in the event of any dispute for misappropriation of trade secrets brought under the DTSA.

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of June 30, 2016, our accumulated deficit was approximately $945.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbarkTM or IMergeTM under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

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

•                  the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement were terminated and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets, including as a result of the recent United Kingdom referendum resulting in a majority of United Kingdom voters voting to exit the European Union and the related uncertainties of the withdrawl of the United Kingdom from the European Union, could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

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

Historically, our stock price has been extremely volatile. Between July 1, 2006 and June 30, 2016, our stock has traded as high as $10.00 per share and as low as $0.91 per share. Between July 1, 2013 and June 30, 2016, the price has ranged between a high of $7.79 per share and a low of $1.27 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of June 30, 2016, we had 300,000,000 shares of common stock authorized for issuance and 159,139,286 shares of common stock outstanding. In addition, we had reserved 30,168,180 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2016. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of an overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation in collaboration with Baxalta Incorporated, momelotinib by Gilead Sciences, Inc., which is currently in a Phase 3 clinical trial, and other inhibitors of the JAK-STAT pathway, as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, anti-fibrosis antibodies, hedgehog inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of MDS, imetelstat would compete against a number of treatment options, including erythropoiesis-stimulating agents and other hematopoietic growth factors; immunomodulators such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; activin type IIA receptor inhibitors, such as sotatercept by Acceleron Pharma, Inc.; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron in collaboration with Celgene; thrombopoietin receptor agonists, such as eltrombopag by Novartis; PI3 Kinase inhibitors, such as rigosertib by Onconova Therapeutics, Inc.; FLT-3 inhibitors, such as quizartinib by Ambit Biosciences Corporation; and JAK-STAT pathway inhibitors.

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

•                  the ability to demonstrate that imetelstat is superior to alternatives on the market at the time;

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

GERON CORPORATION

Date: August 3, 2016	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 3, 2016
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 3, 2016
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2016 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2016 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements

*                     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.