Form 10-Q
period 2016-09-30
GERON CORP
filed 2016-11-03
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 28, 2016:
Common Stock, $0.001 par value	159,145,094 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,883	$21,248
Restricted cash	268	267
Marketable securities	102,655	92,524
Interest and other receivables	5,404	1,206
Prepaid assets	846	647
Total current assets	115,056	115,892
Noncurrent marketable securities	21,005	32,661
Property and equipment, net	170	207
	$136,231	$148,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271	$160
Accrued compensation and benefits	2,205	2,974
Accrued collaboration charges	3,398	2,328
Accrued restructuring charges	13	52
Accrued liabilities	1,432	1,120
Total current liabilities	7,319	6,634
Commitments and contingencies
Stockholders’ equity:
Common stock	159	159
Additional paid-in capital	1,078,170	1,070,567
Accumulated deficit	(949,442)	(928,387)
Accumulated other comprehensive income (loss)	25	(213)
Total stockholders’ equity	128,912	142,126
	$136,231	$148,760

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Collaboration revenue	$—	$35,000	$—	$35,000
License fees and royalties	5,108	363	6,068	1,151
Total revenues	5,108	35,363	6,068	36,151

Operating expenses:
Research and development	4,319	4,050	13,927	13,849
Restructuring charges	—	(41)	—	1,306
General and administrative	4,666	4,334	14,006	12,911
Total operating expenses	8,985	8,343	27,933	28,066
(Loss) income from operations	(3,877)	27,020	(21,865)	8,085
Unrealized gain on derivatives	—	—	—	16
Interest and other income	322	187	871	481
Interest and other expense	(21)	(22)	(61)	(68)
Net (loss) income	$(3,576)	$27,185	$(21,055)	$8,514

Net (loss) income per share:
Basic	$(0.02)	$0.17	$(0.13)	$0.05
Diluted	$(0.02)	$0.17	$(0.13)	$0.05

Shares used in computing net (loss) income per share:
Basic	159,140,254	158,151,747	159,011,741	157,922,075
Diluted	159,140,254	162,669,681	159,011,741	162,448,893

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Net (loss) income	$(3,576)	$27,185	$(21,055)	$8,514
Net unrealized (loss) gain on marketable securities	(65)	(7)	238	27
Comprehensive (loss) income	$(3,641)	$27,178	$(20,817)	$8,541

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(21,055)	$8,514
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	63	39
Accretion and amortization on investments, net	507	1,670
Gain on sales of property and equipment	(16)	—
Stock-based compensation for services by non-employees	123	262
Stock-based compensation for employees and directors	6,263	6,453
Amortization related to 401(k) contributions	60	161
Unrealized gain on derivatives	—	(16)
Changes in assets and liabilities:
Other current assets	(4,397)	(370)
Other current liabilities	685	(658)
Deferred revenue	—	(35,000)
Net cash used in operating activities	(17,767)	(18,945)

Cash flows from investing activities:
Restricted cash transfer	(1)	—
Purchases of property and equipment	(26)	(49)
Proceeds from sales of property and equipment	16	—
Purchases of marketable securities	(105,698)	(153,073)
Proceeds from maturities of marketable securities	106,954	144,329
Net cash provided by (used in) investing activities	1,245	(8,793)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,157	1,765
Net cash provided by financing activities	1,157	1,765
Net decrease in cash and cash equivalents	(15,365)	(25,973)
Cash and cash equivalents at the beginning of the period	21,248	42,796
Cash and cash equivalents at the end of the period	$5,883	$16,823

Supplemental Disclosure of Non-Cash Investing Activities:
Net unrealized gain on marketable securities	$238	$27

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards and warrants to purchase our common stock. For periods in which we have incurred a net loss, common stock equivalents outstanding for the periods presented, as determined using the treasury-stock method, are excluded, as their effect would be anti-dilutive, resulting in the same number of shares being used for the calculation of basic and diluted net loss per share. For all periods presented in the accompanying condensed statements of operations, the net income (loss) applicable to common stockholders is equal to the reported net income (loss).

The following table shows the calculation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net (loss) income	$(3,576)	$27,185	$(21,055)	$8,514
Weighted-average shares:
Basic	159,140,254	158,151,747	159,011,741	157,922,075
Effect of dilutive securities:
Stock options and restricted stock awards	—	4,517,934	—	4,526,818
Diluted	159,140,254	162,669,681	159,011,741	162,448,893
Net (loss) income per share:
Basic	$(0.02)	$0.17	$(0.13)	$0.05
Diluted	$(0.02)	$0.17	$(0.13)	$0.05

Since we incurred a net loss for the three and nine months ended September 30, 2016, 2,935,462 and 3,337,103 common stock equivalents, respectively, related to outstanding stock options and restricted stock awards (as determined using the treasury-stock method at the estimated average market value) were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. In addition, 11,536,380 and 9,761,251 potentially dilutive securities for the three months ended September 30, 2016 and 2015, respectively, and 11,298,948 and 9,496,770 potentially dilutive securities for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the treasury-stock method and calculation of diluted net income (loss) per share as their effect would have been anti-dilutive.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2016 and 2015. See Note 2 on Fair Value Measurements.

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

License and/or Collaboration Agreements

In addition to the exclusive collaboration and license agreement, or Collaboration Agreement, that we entered into with Janssen Biotech, Inc., or Janssen, in November 2014 (which is more fully described in Note 3 on License Agreements), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner or licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner or licensee can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

For the clinical development activities being conducted by Janssen under the Collaboration Agreement, we monitor patient enrollment levels and related activities to the extent possible through discussions with Janssen personnel and base our estimates on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2016 and 2015 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Research and development	$352	$462	$1,038	$1,696
Restructuring charges	—	5	—	307
General and administrative	1,775	1,597	5,225	4,450
Stock-based compensation expense included in operating expenses	$2,127	$2,064	$6,263	$6,453

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

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the nine months ended September 30, 2016 and 2015 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	0%	0%
Expected volatility range	0.888 to 0.890	0.874 to 0.884
Risk-free interest rate range	1.21% to 1.38%	1.68% to 1.71%
Expected term	5.5 yrs	5.5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2016 and 2015 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	0%	0%
Expected volatility range	0.641 to 0.684	0.654 to 1.392
Risk-free interest rate range	0.28% to 0.45%	0.11% to 0.28%
Expected term range	6 – 12 mos	6 – 12 mos

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

SEPTEMBER 30, 2016

(UNAUDITED)

Segment Information

Our executive management team represents our chief decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, or ASU 2014-09, which creates Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, and supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March, April and May 2016, the FASB issued Accounting Standards Update No. 2016-08 (Topic 606), Revenue From Contracts With Customers: Principal vs. Agent Considerations, or ASU 2016-08, Accounting Standards Update No. 2016-10 (Topic 606), Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, or ASU 2016-10, and Accounting Standards Update No. 2016-12 (Topic 606), Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. We are currently evaluating the impact that the adoption of these standards will have on our financial statements and related disclosures and have not made any decision on the method or timing of adoption.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. ASU 2016-15 must be applied retrospectively to each period presented. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2016 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$5,369	$—	$—	$5,369
Restricted cash:
Certificate of deposit	$268	$—	$—	$268
Marketable securities:
Government-sponsored enterprise securities (due in one to two years)	$17,502	$2	$(7)	$17,497
Commercial paper (due in less than one year)	39,253	66	(9)	39,310
Corporate notes (due in less than one year)	63,371	7	(33)	63,345
Corporate notes (due in one to two years)	3,509	3	(4)	3,508
	$123,635	$78	$(53)	$123,660

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,577	$—	$—	$4,577
Government-sponsored enterprise securities	1,999	—	—	1,999
Commercial paper	7,599	—	—	7,599
Corporate notes	5,002	—	(1)	5,001
	$19,177	$—	$(1)	$19,176
Restricted cash:
Certificate of deposit	$267	$—	$—	$267
Marketable securities:
Government-sponsored enterprise securities (due in one to two years)	$10,007	$—	$(57)	$9,950
Commercial paper (due in less than one year)	27,661	49	(2)	27,708
Corporate notes (due in less than one year)	64,892	1	(77)	64,816
Corporate notes (due in one to two years)	22,837	—	(126)	22,711
	$125,397	$50	$(262)	$125,185

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses at September 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2016:
Government-sponsored enterprise securities (due in one to two years)	$9,996	$(7)	$—	$—	$9,996	$(7)
Commercial paper (due in less than one year)	9,341	(9)	—	—	9,341	(9)
Corporate notes (due in less than one year)	37,609	(21)	7,579	(12)	45,188	(33)
Corporate notes (due in one to two years)	1,503	(4)	—	—	1,503	(4)
	$58,449	$(41)	$7,579	$(12)	$66,028	$(53)
As of December 31, 2015:
Government-sponsored enterprise securities (due in one to two years)	$9,950	$(57)	$—	$—	$9,950	$(57)
Commercial paper (due in less than one year)	7,834	(2)	—	—	7,834	(2)
Corporate notes (due in less than one year)	61,006	(71)	6,301	(7)	67,307	(78)
Corporate notes (due in one to two years)	22,711	(126)	—	—	22,711	(126)
	$101,501	$(256)	$6,301	$(7)	$107,802	$(263)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2016 and December 31, 2015 were due to changes in interest rates. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

Fair Value on a Recurring Basis

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,369	$—	$—	$5,369
Government-sponsored enterprise securities(3)	—	17,497	—	17,497
Commercial paper(2)	—	39,310	—	39,310
Corporate notes(2)(3)	—	66,853	—	66,853
Total	$5,369	$123,660	$—	$129,029

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

3. LICENSE AGREEMENTS

Janssen Biotech, Inc. Collaboration and License Agreement

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment, which we classified as deferred revenue upon receipt.

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge™. Development costs for IMbark™ and IMerge™ are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in January 2015. As of September 30, 2016, accrued collaboration charges of $3,398,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement for the three months ended September 30, 2016.

If the protocol-specified primary analysis of IMbark™ is completed by Janssen, then Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark™ is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, then Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge™.

In the event that Janssen provides an affirmative Continuation Decision, we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark™ or IMerge™, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark™ or IMerge™ on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 for the achievement of certain development

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with our sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining our sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond IMbark™ or IMerge™ would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of an affirmative Continuation Decision plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen’s retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

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

Janssen Pharmaceuticals, Inc. License Agreement

On September 15, 2016, we entered into a license agreement, or License Agreement, with Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, whereby we granted to Janssen Pharmaceuticals an exclusive worldwide license, or the Exclusive License, under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference, or RNAi, for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and products whose predominant or primary mechanism of action is telomerase inhibition.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

In addition to the Exclusive License, we granted to Janssen Pharmaceuticals a non-exclusive worldwide license, or the Non-Exclusive License, under our patents covering the synthesis of monomers, which are the building blocks of oligonucleotides, and certain know-how necessary for the research, development and commercialization of products under the Exclusive License. The patent rights under the Non-Exclusive License are also licensed exclusively to Janssen under the Collaboration Agreement, as described in the section above titled “Janssen Biotech, Inc. Collaboration and License Agreement”, for the development and commercialization of imetelstat, and the License Agreement with Janssen Pharmaceuticals expressly excludes, and is subject to, the rights and licenses granted to Janssen under the Collaboration Agreement.

Under the terms of the License Agreement, Janssen Pharmaceuticals, at its sole expense, is required to use reasonable efforts to perform research, development and commercialization activities to obtain at least one licensed product to be researched, developed and commercialized under the License Agreement. We remain responsible for prosecuting the patent rights under the Exclusive License, with reasonable input provided by Janssen Pharmaceuticals, and the costs for such prosecution will be shared between us and Janssen Pharmaceuticals on a 50/50 basis. In addition, we remain responsible for prosecuting the patent rights under the Non-Exclusive License, as set forth under the terms of the Collaboration Agreement with Janssen.

Under the terms of the License Agreement, Janssen Pharmaceuticals owes to us a non-refundable upfront payment of $5,000,000, which has been recorded in interest and other receivables on our condensed balance sheet as of September 30, 2016. We are also eligible to receive additional potential payments of up to an aggregate maximum total of $75,000,000 for the achievement of certain development and regulatory milestones and tiered royalties in the low single digit percentage range on worldwide net sales of each licensed product commercialized under the License Agreement in any countries where there are valid claims under the patent rights licensed to Janssen Pharmaceuticals.

The License Agreement will remain in effect until the expiration of the last-to-expire patent, unless terminated earlier. Janssen Pharmaceuticals may also terminate the License Agreement at will upon prior written notice to us. In the event of an early termination of the License Agreement, all licenses to Janssen Pharmaceuticals would terminate.

The terms of the License Agreement contain multiple deliverables, which include at inception the transfer of: (i) license rights under the Exclusive License and (ii) license rights and certain know-how under the Non-Exclusive License. We concluded the License Agreement has standalone value to Janssen Pharmaceuticals based on Janssen Pharmaceuticals’ technical and financial resources, including drug development experience, sizeable employee base with specific knowledge of oligonucleotide chemistry, and sufficient capital to independently research, develop and commercialize products under the License Agreement on a global basis. Accordingly, we have determined delivery of the license rights granted by us to Janssen Pharmaceuticals under the Exclusive License and Non-Exclusive License, together with the transfer of certain know-how under the Non-Exclusive License, represents the sole non-contingent deliverable under the License Agreement. Therefore, we accounted for our delivery of the license rights and transfer of know-how under the License Agreement as a single unit of accounting. Since we completed the delivery of the license rights and transfer of know-how to Janssen Pharmaceuticals under the License Agreement as of September 30, 2016, we fully recognized the $5,000,000 upfront payment owed to us by Janssen Pharmaceuticals as license fee revenue on our condensed statements of operations in the third quarter of 2016.

We have determined that each of the additional potential development and regulatory milestone payments to us under the License Agreement represent substantive milestones. Consequently, we will recognize revenue for these payments in their entirety upon successful accomplishment of the respective milestone. Royalties on potential future product sales under the License Agreement will be recognized as revenue when earned.

4. RESTRUCTURING

With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce from 39 to 21 positions. For the three and nine months ended September 30, 2015, we recognized $48,000 and $1,395,000 in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits related to this restructuring. These charges

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

included $5,000 and $307,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. Restructuring charges for the three and nine months ended September 30, 2015 were reduced by a non-cash adjustment of $89,000 for unused termination benefits. For the year ended December 31, 2015, we recorded restructuring charges of approximately $1,306,000, net of non-cash adjustments, related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. We expect this restructuring to result in aggregate cash expenditures of approximately $999,000, of which $986,000 has been paid as of September 30, 2016.

The components of the outstanding restructuring liability, which is included in accrued restructuring charges on our condensed balance sheet as of September 30, 2016, are summarized in the following table:

(In thousands)	Employee Severance and Other Benefits
Beginning accrual balance as of December 31, 2015	$52
Cash payments	(39)
Ending accrual balance as of September 30, 2016	$13

5. COMMITMENTS AND CONTINGENCIES

Securities and Derivative Lawsuits

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with essential thrombocythemia, or ET, or polycythemia vera, or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. On September 9, 2016, the California District Court signed an order temporarily staying the Class Action Lawsuits to enable the parties to seek to resolve the Class Action Lawsuits. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe we have meritorious defenses and intend to defend against these lawsuits vigorously.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits, and on August 19, 2016, the San Mateo County Court entered an order preliminarily approving the proposed settlement. Subject to final approval of the proposed settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements even if we prevail in the defense against these lawsuits. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, with Janssen, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which we fully recognized as collaboration revenue during the third quarter of 2015. Additional consideration that we may receive under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat. For a further discussion regarding the Collaboration Agreement, see Note 3 on License Agreements in Notes to Condensed Financial Statements of this Form 10-Q.

Under the Collaboration Agreement, Janssen is wholly responsible for the worldwide development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in MF, referred to as IMbark™, and a Phase 2/3 trial in myelodysplastic syndromes, or MDS, referred to as IMerge™. In July 2015, IMbark™ opened to patient enrollment, and the first patient was dosed in September 2015. In December 2015, IMerge™ opened to patient enrollment, and the first patient was dosed in January 2016.

IMbark™ was designed to evaluate two dose levels of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered every three weeks) in approximately 200 patients (approximately 100 patients per dosing arm) with Intermediate-2 or High Risk MF who have relapsed after or are refractory to prior treatment with a janus kinase, or JAK, inhibitor. The co-primary efficacy endpoints for the trial are spleen response rate and symptom response rate at 24 weeks.

To inform an assessment of the appropriate dose and schedule of imetelstat for relapsed or refractory MF patients in IMbark™, in the third quarter of 2016, Janssen conducted a planned internal interim review of safety, efficacy and pharmacokinetic data from 20 patients from each dosing arm who had been followed on the trial for at least 12 weeks. Based on this first internal review at the 12-week time point, the following was determined by Janssen:

•                  The safety profile was consistent with previous imetelstat clinical trials in hematologic myeloid malignancies. No new safety signals were identified.

•                  Activity in the 4.7 mg/kg dosing arm did not warrant further investigation of that dose, and this arm has been closed to new patient enrollment.

•                  In the 9.4 mg/kg dosing arm, even though at the week 12 data assessment an insufficient number of patients met the protocol defined interim criteria, this arm warranted further investigation because encouraging trends in the efficacy data were observed. Patients already enrolled in this arm are being permitted to continue to receive imetelstat. New enrollment in this arm has been suspended while the trial continues in order to obtain additional and more mature data that includes a longer follow-up of patients at 24 weeks, consistent with the protocol-specified co-primary efficacy endpoints. Janssen expects the number of patients enrolled to date in the 9.4 mg/kg dosing arm to be sufficient to inform potential future development of this dose.

As of October 2016, over 100 patients have been enrolled in IMbark™ across both dosing arms. This includes patients who were already in screening at the time enrollment was suspended. The patients who were in screening were permitted to enroll in the 9.4 mg/kg dosing arm per investigator discretion, and with institutional review board/ethics committee notification. A protocol amendment, which includes allowing eligible patients in the 4.7 mg/kg dosing arm to increase their dose to 9.4 mg/kg per investigator discretion, has been submitted by Janssen to regulatory authorities for review and clearance. This protocol amendment must also be reviewed and approved by each clinical site’s institutional review board/ethics committee prior to being implemented.

Janssen plans to conduct an additional internal data review by the end of the second quarter of 2017 that is expected to include patients enrolled in the 9.4 mg/kg dosing arm who have been followed for at least 24 weeks. Potential outcomes of the second internal review at the 24-week time point could include resuming enrollment in the 9.4 mg/kg dosing arm, with or without changes to the dosing regimen; adding a new dosing arm; or terminating the trial.

A primary analysis of the co-primary efficacy endpoints in IMbark™ is specified in the trial protocol to occur after all patients (planned to be approximately 100 enrolled and treated patients on the 9.4 mg/kg dosing arm) have been followed for at least 24 weeks. Due to the current suspension of enrollment in IMbark™, the timing of the protocol-specified primary analysis for the trial is uncertain and may be substantially delayed due to numerous factors, including whether Janssen resumes patient enrollment in the trial or whether the protocol amendment is implemented in a timely manner, or at all. In addition, the protocol-specified primary analysis may not occur at all if IMbark™ is terminated early based on preliminary data, safety concerns or for any other reason. If the protocol-specified primary analysis of IMbark™ is completed by Janssen, then Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark™ is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge™.

IMerge™ is a two-part clinical study consisting of a Phase 2, open-label, single-arm design in approximately 30 patients, or Part 1, which has been fully enrolled, and a Phase 3, randomized, double-blind, placebo-controlled design in approximately 170 patients, or Part 2. In the third quarter of 2016, Janssen conducted an initial internal review of efficacy, safety and pharmacokinetic data in a subset of patients in Part 1 of IMerge™. Janssen’s initial review of IMerge™ indicated that emerging safety and efficacy in IMerge™ is consistent with data reported from the pilot study conducted at Mayo Clinic in MDS patients. IMerge™ continues unmodified at this time.

We expect Janssen to conduct a further assessment of data from IMerge™ by the end of the second quarter of 2017, to include longer follow-up of all patients enrolled in Part 1 of IMerge™. We expect Janssen to assess the benefit/risk profile of imetelstat in Part 1, as well as data from the imetelstat program as a whole, and regulatory review, in deciding whether to move forward to Part 2 of IMerge™. If Janssen moves forward with Part 2, we expect the Phase 3 portion of the trial to be opened by Janssen for patient enrollment in mid-2017.

We are contributing 50% of the development costs for IMbark™ and IMerge™, which Janssen is solely conducting. Janssen may consider initiating additional clinical trials, such as possible registration studies in MF and MDS, and possible exploratory Phase 1 and Phase 2 and potential follow on Phase 3 studies in acute myelogenous leukemia, or AML. The costs for such trials will be borne 100% by Janssen, unless and until Janssen provides an affirmative Continuation Decision, and we subsequently elect certain opt-in rights to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark™ or IMerge™, or the U.S. Opt-In Rights, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved, as further described in Note 3 on License Agreements in Notes to Condensed Financial Statements of this Form 10-Q.

On September 15, 2016, we entered into a license agreement, or the License Agreement, with Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, whereby we granted to Janssen Pharmaceuticals an exclusive worldwide license, or the Exclusive License, under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference, or RNAi, for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and also excluding products whose predominant or primary mechanism of action is telomerase inhibition. Under the License Agreement, Janssen Pharmaceuticals owes to us a non-refundable upfront payment of $5 million. We are also eligible to receive additional potential development and regulatory milestone payments of up to an aggregate maximum total of $75 million and tiered royalties in the low single digit percentage range on worldwide net sales of each licensed product commercialized under the License Agreement. The License Agreement will remain in effect until the expiration of the last-to-expire patent, unless terminated earlier. See Note 3 on License Agreements in Notes to Condensed Financial Statements of this Form 10-Q for a further discussion of the License Agreement with Janssen Pharmaceuticals.

While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2016, we had an accumulated deficit of $949.4 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement as described above, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. Imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based primarily upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in the third quarter of 2015 in connection with the upfront payment from Janssen under the Collaboration Agreement. We expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

Collaboration Revenue

Upon the effectiveness of the Collaboration Agreement with Janssen, we received $35 million as an upfront payment, which we classified as deferred revenue upon receipt. We determined delivery of the imetelstat license rights granted by us to Janssen, together with our performance of the technology transfer-related activities outlined in the Collaboration Agreement, represented the sole non-contingent deliverable associated with the upfront payment. Therefore, we accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35 million upfront payment from Janssen as collaboration revenue on our condensed statements of operations during the third quarter of 2015. Any future collaboration revenue is substantially dependent on Janssen’s ability to successfully develop and commercialize imetelstat in accordance with the Collaboration Agreement. See further discussion of revenue recognition for the Collaboration Agreement in Note 3 on License Agreements in Notes to Condensed Financial Statements of this Form 10-Q.

License Fees and Royalties

In addition to the Collaboration Agreement with Janssen for imetelstat, we have entered into the License Agreement with Janssen Pharmaceuticals as well as several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we have granted certain rights to our non-imetelstat related technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof.

We recognized license fee revenues of $5.0 million and $5.6 million for the three and nine months ended September 30, 2016, respectively, compared to $112,000 and $597,000 for the same periods in 2015 related to our various agreements. The increase in license fee revenues for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily reflects the full recognition of an upfront payment of $5 million owed to us by Janssen Pharmaceuticals under the License Agreement that was executed in September 2016. We determined delivery of the license rights granted by us to Janssen Pharmaceuticals under the License Agreement, together with the transfer of certain know-how necessary for the research, development and commercialization of products under the License Agreement, represented the sole non-contingent deliverable under the License Agreement. Accordingly, we accounted for our delivery of the license rights and transfer of know-how under the License Agreement as a single unit of accounting. Since we completed the delivery of the license rights and transfer of know-how to Janssen Pharmaceuticals under the License Agreement as of September 30, 2016, we fully recognized the upfront payment owed to us by Janssen Pharmaceuticals as license fee revenue on our condensed statements of operations in the third quarter of 2016. Since the research and development of the technology we licensed to Janssen Pharmaceuticals under the License Agreement is at a very early stage, we do not expect significant milestone payments under the License Agreement unless and until a product that utilizes or incorporates the licensed technology enters clinical development and receives marketing approval, which may take many years, if ever. As such, future revenues under the License Agreement involve a substantial degree of uncertainty and risk that they may never be realized. See further discussion of revenue recognition for the License Agreement in Note 3 on License Agreements in Notes to Condensed Financial Statements of this Form 10-Q.

We recognized royalty revenues of $59,000 and $486,000 for the three and nine months ended September 30, 2016, respectively, compared to $251,000 and $554,000 for the same periods in 2015. The decrease in royalty revenues for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily reflects lower product sales by our licensees.

Future license fee and royalty revenues are dependent on additional agreements being signed and current agreements being maintained. Current revenues may not be predictive of future revenues.

Research and Development Expenses

During the three and nine months ended September 30, 2016 and 2015, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. Direct external expenses primarily consist of our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement and costs paid in the past to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $4.3 million and $13.9 million for the three and nine months ended September 30, 2016, respectively, compared to $4.1 million and $13.8 million for the same periods in 2015. The increase in research and development expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily reflects the net result of higher direct external costs for our proportionate share of clinical development expenses under the Collaboration Agreement with Janssen, partially offset by reduced personnel related expenses and research related overhead as a result of the March 2015 restructuring and lower direct external expenses for the manufacturing of imetelstat drug product.We expect direct external research and development expenses in 2016 to be higher than 2015 as the development of imetelstat progresses in collaboration with Janssen. This projected increase is expected to be partially offset by decreased personnel related research and development expenses as a result of the March 2015 restructuring which was complete as of December 31, 2015.

Research and development expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Direct external expenses	$3,578	$2,585	$11,217	$6,844
Personnel related expenses	585	1,043	2,210	5,500
All other expenses	156	422	500	1,505
Total research and development expenses	$4,319	$4,050	$13,927	$13,849

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize imetelstat. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat in collaboration with Janssen, see the sub-sections entitled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10-Q.

Restructuring Charges

In connection with the organizational resizing announced on March 3, 2015, we recorded restructuring charges of approximately $1.3 million in 2015, net of non-cash adjustments, related to one-time termination benefits which were recognized on a pro-rata basis commencing from the date of announcement of the resizing over the specified remaining service periods for the employees affected by the restructuring. For the three and nine months ended September 30, 2015, we recognized $48,000 and $1.4 million in restructuring charges, respectively, for the pro-rata portion of the one-time termination benefits. These charges included $5,000 and $307,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring from 90 days to one year from their respective termination dates. Restructuring charges for the three and nine months ended September 30, 2015 were reduced by a non-cash adjustment of $89,000 for unused termination benefits. No comparable amounts were recognized for the three and nine months ended September 30, 2016 as all actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. See Note 4 on Restructuring in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of the restructuring.

General and Administrative Expenses

General and administrative expenses were $4.7 million and $14.0 million for the three and nine months ended September 30, 2016, respectively, compared to $4.3 million and $12.9 million for the same periods in 2015. The increase in general and administrative expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily reflects higher non-cash stock-based compensation expense and an increased allocation of facilities and other overhead costs to general and administrative activities. We expect general and administrative expenses to remain consistent during the remainder of 2016.

Unrealized Gain on Derivatives

Non-employee options classified as derivative liabilities are marked to fair value at each financial reporting date with any resulting changes in fair value being recorded as unrealized gain (loss) in the condensed statements of operations. We incurred an unrealized gain on derivatives of $16,000 for the nine months ended September 30, 2015, which reflected a decline in the fair value of options held by non-employees. No comparable amount was incurred in 2016 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015.

Interest and Other Income

Interest income was $306,000 and $855,000 for the three and nine months ended September 30, 2016, respectively, compared to $187,000 and $481,000 for the same periods in 2015. The increase in interest income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Other income of $16,000 for the three and nine months ended September 30, 2016 reflects gains on sales of excess equipment. No comparable amounts were recognized for the three and nine months ended September 30, 2015.

Interest and Other Expense

Interest and other expense was $21,000 and $61,000 for the three and nine months ended September 30, 2016, respectively, compared to $22,000 and $68,000 for the same periods in 2015. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash, restricted cash, cash equivalents and marketable securities of $129.8 million, compared to $146.7 million at December 31, 2015. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2016 was the result of cash being used for operations. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen, and potential future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbark™ or IMergeTM under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

•                  to the extent permitted under the Collaboration Agreement, whether we independently pursue imetelstat development under our own independent development plan, or IDP;

•                  our potential reimbursement obligations to Janssen if any data from a Janssen IDP support approval by regulatory authorities in the United States or other countries;

•                  the achievement of development, regulatory and commercial milestones resulting in the payment to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

•                  changes or delays in Janssen’s development plans for imetelstat, including changes which may result from interim data reviews or any future clinical holds on any investigational new drug applications, or INDs, for imetelstat;

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

•                  the timing, receipt and amount of any milestone payments or royalties on sales of any products licensed under the License Agreement by Janssen Pharmaceuticals, upon regulatory approval or clearance, if any;

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias Biotherapeutics Inc., or Asterias, upon regulatory approval or clearance, if any;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement were terminated and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets, for example as a result of the recent United Kingdom referendum resulting in a majority of United Kingdom voters voting to exit the European Union and the related uncertainties of the withdrawal of the United Kingdom from the European Union, could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•                  changes or delays in Janssen’s development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or interim data reviews;

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

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2016 and 2015 was $17.8 million and $18.9 million, respectively. The decrease in net cash used in operations in 2016 compared to 2015 primarily reflects the net result of reduced costs for the manufacturing of imetelstat drug product and lower personnel related expenses as a result of the restructuring announced in March 2015, partially offset by higher payments to Janssen in 2016 under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2016 was $1.2 million. Net cash used in investing activities for the nine months ended September 30, 2015 was $8.8 million. The decrease in net cash used in investing activities in 2016 compared to 2015 primarily reflects higher purchases of marketable securities in 2015 with the proceeds from the $35 million upfront payment we received from Janssen in December 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $1.2 million and $1.8 million, respectively. The decrease in net cash provided by financing activities in 2016 compared to 2015 primarily reflects the net result of the receipt of cash proceeds of approximately $881,000 in March 2015 from the exercise of warrants to purchase 235,000 shares of our common stock at an exercise price of $3.75 per share, partially offset by the receipt of higher cash proceeds in 2016 from the exercise of outstanding stock options under our equity plans.

Contractual Obligations

During the nine months ended September 30, 2016, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On March 14, 2014, a purported class action securities lawsuit was commenced in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff alleges, among other things, that we failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in our Phase 2 trial of imetelstat in ET or PV patients and the potential risk of chronic liver injury following long-term exposure to imetelstat. The plaintiff seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On March 28, 2014, a second purported class action securities lawsuit was commenced in the California District Court, and on June 6, 2014, a third securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. These lawsuits, which are based on the same factual background as the purported class action securities lawsuit that commenced on March 14, 2014, also allege violations of the Securities Exchange Act of 1934 and seek damages and an award of reasonable costs and expenses, including attorneys’ fees. On June 30, 2014, the California District Court consolidated both of the purported class action securities lawsuits filed in the California District Court, or the Class Action Lawsuits, and appointed a lead plaintiff and lead counsel to represent the purported class. On July 21, 2014, the California District Court ordered the lead plaintiff to file its consolidated amended complaint in the Class Action Lawsuits, which was filed on September 19, 2014. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, which was thereafter consolidated with the Class Action Lawsuits. We filed a motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint in the Class Action Lawsuits. On September 9, 2016, the California District Court signed an order temporarily staying the Class Action Lawsuits to enable the parties to seek to resolve the Class Action Lawsuits. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend against these lawsuits vigorously.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to our Phase 2 trial of imetelstat in patients with ET or PV. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. It is possible that additional derivative lawsuits will be filed with respect to these same or other matters and also naming our officers and directors as defendants. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits, and on August 19, 2016, the San Mateo County Court entered an order preliminarily approving the proposed settlement. Subject to final approval of the proposed settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these and any other related lawsuits and we may not prevail. We currently are not able to estimate the possible cost to us from these lawsuits and we cannot be certain how long it may take to resolve these lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements even if we prevail in the defense against these lawsuits.

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

RISKS RELATED TO OUR BUSINESS

We have exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen. We are wholly dependent upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat. If Janssen fails to perform as required by the Collaboration Agreement or abandons the imetelstat program, the potential for us to generate future revenues from milestone payments and royalties from imetelstat would be significantly reduced, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, including with respect to conducting future additional or further data reviews of IMbark™ or IMerge™, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

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

•                  Janssen may believe that any preliminary or final results of IMbark™ and/or IMerge™ are negative under the criteria set forth in the respective protocols, are inconclusive, or do not demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, which would likely result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

•                  Janssen’s ability to develop, manufacture and commercialize imetelstat may be delayed or substantially impacted if we are unable to provide to Janssen in a timely manner, or at all, data or results from studies of imetelstat conducted by us and others prior to the Collaboration Agreement, or other information, related to imetelstat that may be requested by Janssen;

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

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen, including IMbark™, IMerge™ and the pilot study at Mayo Clinic in MF and MDS patients, or the Pilot Study, and potential future clinical trials of imetelstat, may fail to adequately demonstrate the safety and efficacy of imetelstat, which would prevent or delay regulatory approval and commercialization and negatively affect our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement with Janssen. *

Before regulatory approvals for the commercial sale of imetelstat can be obtained, clinical testing must be conducted to show that imetelstat is both safe and effective for use in each target indication. Such clinical testing is expensive, can take many years to complete, and is inherently uncertain. Failure can occur at any time during clinical testing. Most product candidates that commence clinical trials are never approved as commercial products.

The clinical development of imetelstat will be influenced by results from current clinical trials being conducted by Janssen, including IMbark™, IMerge™ and the Pilot Study, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•                  obtaining or maintaining regulatory clearance to commence, conduct or continue to conduct current or potential future clinical trials of imetelstat, including IMbark™, IMerge™ and the Pilot Study, in a timely manner, or at all, in the United States or other countries;

•                  maintaining the INDs for imetelstat without such INDs being placed on full or partial clinical hold by the FDA;

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

•                  properly conducting and/or completing the Pilot Study and promptly or adequately reporting data from such trial;

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

•                  obtaining acceptance by regulatory authorities of manufacturing changes, as well as subsequently implementing such manufacturing changes successfully;

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

•                  obtaining timely review and approval by regulatory authorities of protocol amendments which may be sought for IMbark™, IMerge™ and potential future clinical trials of imetelstat, including the protocol amendment for IMbark™ recently submitted by Janssen; and

•                  obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including the recent protocol amendment for IMbark™, to conduct clinical trials at existing or prospective clinical trial sites.

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

For example, to inform an assessment of the appropriate dose and schedule of imetelstat for relapsed or refractory MF patients in IMbark™, in the third quarter of 2016, Janssen conducted a planned internal interim review of safety, efficacy and pharmacokinetic data from 20 patients from each dosing arm who had been followed on the trial for at least 12 weeks. Based on this first internal review at the 12-week time point, Janssen determined to close the 4.7 mg/kg dosing arm to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm. Janssen plans to conduct an additional internal data review by the end of the second quarter of 2017 that is expected to include patients enrolled in the 9.4 mg/kg dosing arm who have been followed for at least 24 weeks, and it is possible that, as a result of the second internal review at the 24-week time point, Janssen could determine to terminate the trial and/or the Collaboration Agreement altogether. Even if Janssen determines to continue the trial, either by resuming enrollment in the 9.4 mg/kg dosing arm, with or without changes to the dosing regimen, or adding a new dosing arm or otherwise, the development of imetelstat could be substantially delayed.

In addition, a protocol amendment for IMbark™, which includes allowing eligible patients in the 4.7 mg/kg dosing arm to increase their dose to 9.4 mg/kg per investigator discretion, has been submitted by Janssen to regulatory authorities for review and clearance. Due to the current suspension of enrollment in IMbark™, the timing of the protocol-specified primary analysis for the trial is now uncertain and may otherwise be substantially delayed due to numerous factors, including whether patient enrollment resumes in the trial or whether the protocol amendment is implemented in a timely manner, or at all, or the protocol-specified primary analysis may not occur at all if IMbark™ is terminated early based on preliminary data, safety concerns or for any other reason, any of which could increase our development costs, impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement or cause Janssen to terminate the Collaboration Agreement.

If Janssen encounters difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, clinical development and commercialization activities could be delayed or otherwise adversely affected, which could cause Janssen to terminate the Collaboration Agreement, and our business would be severely harmed.

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

•                  the ability to obtain and maintain patient consents; and

•                  the risk that patients enrolled in the clinical trial will drop out of the trial before completion due to lack of efficacy, side effects, enrollment suspension, investigator decision, or personal issues.

In addition, IMbark™ and IMerge™ compete, and potential future clinical trials of imetelstat will compete, with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and this competition will reduce the number and type of patients available to enroll in the imetelstat clinical trials. Since the number of qualified clinical investigators is limited, IMbark™ and IMerge™ are being conducted, and potential future clinical trials of imetelstat are expected to be conducted, at the same clinical trial sites that competitors use, which will reduce the number of patients who are available for the imetelstat clinical trials at such clinical trial sites. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into the imetelstat clinical trials.

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

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics that delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential, which in each case could cause Janssen to terminate the Collaboration Agreement and which in turn would severely and adversely affect our business prospects and might cause us to cease operations. *

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of current or potential future clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed LFT abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the Phase 2 clinical trial of imetelstat in ET, or the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. In addition, adverse events associated with imetelstat, such as LFT abnormalities, profound and prolonged thrombocytopenia and neutropenia, bleeding events, and other safety issues, including death, have also been observed by Janssen in IMbark™ and IMerge™. If patients in current or potential future clinical trials of imetelstat, including clinical trials conducted by Janssen, or investigator-sponsored trials, experience similar or more severe hepatotoxicity, including LFT abnormalities, or severe hepatic, hemorrhagic, or new or unusual adverse events, the INDs for imetelstat may again be placed on clinical hold, as it was in March 2014, and Janssen may be delayed or precluded from further developing imetelstat.

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

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations. *

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the protocol-specified primary analysis of IMbark™, or, if IMbark™ is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, within approximately 24 months after the initiation of IMerge™. The timing of Janssen’s Continuation

Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If IMbark™ is terminated early, placed on clinical hold or suspended by a regulatory authority for an extended period of time, or is otherwise unsuccessful, Janssen may provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our business and business prospects would be severely and adversely affected, which might cause us to cease operations.

In addition, Janssen may terminate the Collaboration Agreement at any time for convenience. If Janssen terminates the Collaboration Agreement, then, depending on the timing of such event:

•                  we would no longer have the right to receive any milestone payments or royalties under the Collaboration Agreement;

•                  the development of imetelstat would likely be significantly delayed or terminated;

•                  we would bear all of the risks and costs related to the further clinical development, manufacturing, regulatory approval and commercialization of imetelstat;

•                  we would need to raise additional capital if we were to choose to pursue imetelstat development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all, or might not be possible on terms acceptable to us, in which case it would likely be necessary for us to limit the size or scope of the imetelstat development program or to seek additional funding by other means to accommodate the increased expenditures; and

•                  we would need to hire additional qualified employees to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and which would increase our need for additional funding.

Any termination of the Collaboration Agreement by Janssen at any time would have a material adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which would have severe adverse effects on our business and business prospects, and might cause us to cease operations.

If Janssen fails to manufacture or provide adequate clinical and commercial quantities of imetelstat on a timely basis, or at all, this could result in a delay of clinical trials or regulatory approvals, or lost sales, and our business and business prospects could be severely harmed. *

In accordance with the Collaboration Agreement, Janssen is responsible for the manufacture and management of the supply of imetelstat on a global basis for all clinical trials and commercial activities. Consequently, we are, and expect to remain, dependent on Janssen to appropriately supply imetelstat and other clinical trial materials. The process of manufacturing imetelstat is complex and subject to several risks, including:

•                  the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance;

•                  reliance on third-party manufacturers and suppliers;

•                  supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies;

•                  shortage of qualified personnel; and

•                  compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

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

If Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, our decision to exercise our U.S. Opt-In Rights must thereafter be made within a short timeframe and, as a result, we may be required to invest substantial capital based on limited clinical data and information. *

If Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, we must decide whether to elect to exercise our U.S. Opt-In Rights within a short timeframe following such a decision, and although we expect to receive information from Janssen regarding data from IMbark™ and IMerge™, proposed future clinical development plans and costs for imetelstat, estimates in timing for commercializing imetelstat and related promotional activities, and a calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if we exercise our U.S. Opt-In Rights and imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

We may not be able to successfully identify and acquire and/or in-license other oncology products, product candidates, programs or companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these licenses or acquisitions. *

We have exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen. Accordingly, we are relying exclusively upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat. To grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Such efforts have not yet resulted in any transaction, and may never result in a transaction. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to obtain them; and may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities or the financial resources necessary to pursue them. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

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

On June 6, 2014, a securities lawsuit, not styled as a class action, was commenced in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. This lawsuit, which is based on the same factual background as the Class Action Lawsuits, also alleges violations of the Securities Exchange Act of 1934 and seeks damages and an award of reasonable costs and expenses, including attorneys’ fees. On August 11, 2014, we filed a motion to transfer the securities lawsuit filed in the Mississippi District Court to the California District Court so it could be consolidated with the Class Action Lawsuits. On November 4, 2014, the Mississippi District Court granted our motion and transferred the case to the California District Court, and the transferred case has been consolidated by the California District Court with the Class Action Lawsuits filed in the California District Court. On September 9, 2016, the California District Court signed an order temporarily staying the Class Action Lawsuits to enable the parties to seek to resolve the Class Action Lawsuits.

On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. The lawsuit alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the lawsuit alleges that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to the ET Trial. On June 26, 2015 and June 29, 2015, respectively, two additional derivative lawsuits naming certain of our officers and directors as defendants were filed in the California District Court by stockholders purporting to act on our behalf. The two derivative cases filed in the California District Court were consolidated on August 17, 2015. On August 25, 2015, an additional derivative lawsuit naming certain of our officers and directors as defendants was filed in the San Mateo County Court. The two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. These lawsuits, each of which is based on the same factual background as the derivative lawsuit filed on April 21, 2014 in the San Mateo County Court, also allege breaches of fiduciary duties by the defendants and other violations of law. The plaintiffs in each of the foregoing derivative lawsuits are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. Proceedings in the derivative lawsuits have been stayed. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits, and on August 19, 2016, the San Mateo County Court entered an order preliminarily approving the proposed settlement. Subject to final approval of the proposed settlement by the San Mateo County Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of each of the foregoing derivative lawsuits with prejudice, we have agreed to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs’ attorneys a total of $950,000.

It is possible that additional suits will be filed, or allegations received from stockholders naming us and/or our officers and directors as defendants with respect to these same or other matters, including, for example, the duration and nature of follow-up conducted by Janssen or us of patients enrolled in current and potential future clinical trials of imetelstat or serious adverse events encountered in current and potential future clinical trials of imetelstat. These lawsuits and any other lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against these lawsuits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial condition.

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

In addition, if the results of our business and collaboration activities are not successful, including without limitation, if:

•                  Janssen is unable to continue development of imetelstat due to actions by regulatory authorities, including actions such as in March 2014, when the FDA placed the IND for imetelstat on clinical hold;

•                  Janssen or any investigators ascertain that the use of imetelstat results in significant systemic or organ toxicities, including hepatotoxicity, fatal bleeding, or other safety issues, including patient injury or death, resulting in an unacceptable benefit-risk profile;

•                  the current clinical trials being conducted by Janssen, such as IMbark™, IMerge™ and the Pilot Study, and potential future clinical trials, results in any failure to meet regulatory and/or compliance requirements;

•                  the final or any preliminary results of current clinical trials being conducted by Janssen, such as IMbark™, IMerge™ or the Pilot Study, or any potential future clinical trial of imetelstat, are deemed not to be successful;

•                  Janssen is unable to obtain regulatory clearance to commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or such regulatory clearance is revoked or put on hold by governmental or regulatory authorities in any jurisdiction;

•                  Janssen discontinues the further development of imetelstat and terminates the Collaboration Agreement for any reason, including any discontinuation based upon any interim or preliminary results obtained from IMbark™, IMerge™ or the Pilot Study; or

•                  Asterias is unable to develop any stem cell products from the stem cell assets we divested to them, and we are not able to receive any royalties from the sale of any potential stem cell products by Asterias, then our stock price would likely decline, and future litigation may result. A decision adverse to our interests in any such lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial condition or could otherwise severely harm our business.

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

Monitoring, initiating and defending against legal actions, including our currently-pending securities-related lawsuits and derivative litigations, are time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation, including our currently-pending purported class action securities lawsuits and derivative lawsuits, could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be delayed or abandoned, even after significant resources have been expended on it. Our decisions to discontinue our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, and to discontinue our development of imetelstat in solid tumors with short telomeres in April 2013, are examples of this. Another example of this is Janssen’s recent determination to suspend enrollment in the 9.4 mg/kg dosing arm in IMbark™. Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on our business and business prospects and likely result in the failure of our business.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, as well as the results of the initial internal interim data reviews conducted recently by Janssen for IMbark™ and IMerge™ and any preliminary, additional or updated data from the ongoing Pilot Study or from IMbark™ and IMerge™, should not be relied upon as predictive or indicative of future clinical results, including any final results in IMbark™ and IMerge™ and the results in subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial and the Pilot Study and the results obtained by Janssen in the initial internal interim data reviews recently conducted by Janssen for IMbark™ and IMerge™, as well as any future results that may be obtained by Janssen from IMbark™ and IMerge™, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound and prolonged thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the Pilot Study, also have been observed in the internal interim data reviews conducted by Janssen of IMbark™ and IMerge™. If additional, new or more severe adverse events occur in current imetelstat clinical trials, including the Pilot Study, IMbark™ and IMerge™, such trials could be discontinued by Janssen or the IND for imetelstat may again be placed on clinical hold, as it was in March 2014. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

The preliminary results of the Pilot Study presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, as well as preliminary data reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015, will need to be confirmed by Janssen in one or more larger Phase 2 and Phase 3 trials at multiple treating centers to support further development and commercialization of imetelstat. The results reported by us, Janssen or by the investigator in the Pilot Study may not be reproduced in any protocol-specified primary analysis which may be conducted in IMbark™, or any future analyses of IMbark™ or IMerge™, or in any potential imetelstat clinical trials conducted in the future, or by any other investigator or group of investigators, or in any trial enrolling a larger number of patients or conducted at multiple treating centers, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Since remaining patients previously enrolled in the Pilot Study, as well as patients currently enrolled in IMbark™ and IMerge™, continue to receive imetelstat, safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the Pilot Study, as well as determinations made by Janssen based on its initial internal review of data for IMbark™ and IMerge™.

In addition, from time-to-time, preliminary or interim data from current clinical trials, such as the ongoing Pilot Study, IMbark™ and IMerge™, or potential future clinical trials may be reported or announced by Janssen, its investigators, or us. Since such data are preliminary, the final data from the Pilot Study, IMbark™ or IMerge™, or potential future clinical trials of imetelstat may be materially different. Therefore, preliminary or interim data should be considered carefully and with caution. Material adverse differences in the final data, compared to preliminary or interim data, from the Pilot Study, IMbark™ or IMerge™, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, or terminate the Collaboration Agreement, which would severely and adversely affect our business prospects, and might cause us to cease operations. Even if final safety and/or efficacy data from the Pilot Study, IMbark™ or IMerge™ or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment.

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because previously enrolled patients who remain on study continue to receive imetelstat in the Pilot Study, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in the Pilot Study as patient treatment continues and more data become available. Likewise, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in IMbark™ and IMerge™, particularly given the larger target patient enrollment in those studies. Since IMbark™, IMerge™ and the Pilot Study are ongoing studies in which additional data is being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement, continuation and/or completion of any current ongoing clinical trials, including IMbark™, IMerge™ and the Pilot Study, or potential future clinical trials would likely be delayed, for example by being placed on a clinical hold, halted or prohibited; or

•                  additional, unexpected clinical trials or preclinical studies may be required to be conducted.

The occurrence of any of these events could cause Janssen to abandon the development of imetelstat entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

Obtaining regulatory clearances and approvals to develop and market imetelstat in the United States and other countries is a costly and lengthy process, and we cannot predict whether or when regulatory authorities will permit additional imetelstat development or approve imetelstat for commercial sale. *

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example in June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies, including us and Janssen, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

Prior to initiating potential future clinical trials of imetelstat, clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments regarding protocols for potential future clinical trials of imetelstat from these agencies that must be addressed would likely delay further clinical development of imetelstat which could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect the future of imetelstat and our business prospects. Similarly, questions or comments from regulatory authorities on any protocol amendments of IMbark™ or IMerge™, including the recent protocol amendment submitted by Janssen that includes allowing eligible patients in the 4.7 mg/kg dosing arm to increase their dose to 9.4 mg/kg per investigator discretion, could potentially delay the timing of any Continuation Decision by Janssen.

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

If the interpretation by us or Janssen of safety and efficacy data obtained from preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials, such as IMbark™, IMerge™ or the Pilot Study. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory policy during the period of product development and/or the period of review of any application for regulatory approval for imetelstat.

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

Delays in obtaining regulatory clearances and approvals or limitations in the scope of such clearances or approvals could:

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

Even if the necessary time and resources are committed by Janssen, the required regulatory clearances and approvals may not be obtained for imetelstat. Further, if regulatory clearances and approvals are obtained to commence commercial sales of imetelstat, they may impose significant limitations on the indicated uses or other aspects of the product label for which imetelstat can be marketed. Further, an approval might be contingent on the performance of costly additional post-marketing clinical trials that would be required after approval. The occurrence of any of these events could limit the potential commercial use of imetelstat, and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could reduce the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us under the Collaboration Agreement. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our business and business prospects.

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

Under the Collaboration Agreement, Janssen may conduct certain development activities for imetelstat under a Janssen IDP, if we and Janssen agree that such activities should be performed outside of the mutually agreed global clinical development plan. Although Janssen would bear all of the costs for such Janssen IDP, if we exercised our U.S. Opt-In Rights and if any data from a Janssen IDP supports approval by a regulatory authority in the United States or other countries, then we would be required to reimburse Janssen for our share of the costs of that Janssen IDP plus a premium pursuant to the terms of the Collaboration Agreement. This cost reimbursement is payable as a lump sum up to a certain threshold upon receipt of regulatory approval for the Janssen IDP. Any remaining amounts in excess of the threshold are payable in installments by offsetting milestone payments or royalties received by us over a certain period of time, at which time any remaining reimbursement amount would be payable in a lump sum. This payment mechanism could result in reduced cash inflow from future milestone payments and royalties, which would adversely affect our results of operations and financial condition.

Under the Collaboration Agreement, if we develop imetelstat independently under our own IDP, the success of that IDP may depend on our ability to provide adequate financial and technical resources, and failure to successfully conduct or fund our own IDP activities may adversely affect our business.

Under the Collaboration Agreement, we may conduct certain development activities for imetelstat under a Geron IDP if we and Janssen agree that such activities should be performed outside of the mutually agreed global clinical development plan. In the event we conduct any clinical activities under a Geron IDP, we will be responsible for paying all of the development costs for the Geron IDP. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any Geron IDP activities we may undertake will succeed. Since we are only eligible for reimbursement from Janssen for their share of the Geron IDP costs plus a premium if any data from a Geron IDP supports approval by a regulatory authority in the United States or other countries, we may not recoup our investment in any Geron IDP, which could adversely affect our financial condition. In addition, we may need additional capital to support any Geron IDP activities and we cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement and potential future sales of our common stock will be sufficient to fund these future activities. If sufficient capital is not available, we may be unable to pursue activities under a Geron IDP, which could adversely affect our business.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including clinical trials that we may conduct under a Geron IDP or in collaboration with Janssen under the Collaboration Agreement. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

We or Janssen may be subject to infringement claims that are costly to defend, and as to which we may be obligated to indemnify Janssen or obtain unblocking licenses, and such claims may limit our or Janssen’s ability to use disputed technologies and prevent us or Janssen from pursuing research, development, manufacturing or commercialization of imetelstat.

The commercial success of imetelstat will depend upon our and Janssen’s ability to research, develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we or Janssen may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to imetelstat, and while we believe these patents will expire before imetelstat is commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us and/or Janssen in the future. Under the Collaboration Agreement, we are obligated under certain circumstances to indemnify Janssen from any claim of infringement of the patent rights of third parties in Janssen’s development, manufacture or commercialization of imetelstat, or to obtain unblocking licenses from such third parties, at our cost.

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

We may become involved in disputes with Janssen or any past or future collaborator(s) over intellectual property inventorship or ownership, and publications by us or Janssen, or by investigators, scientific consultants and research collaborators could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Janssen, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship and ownership of those inventions. These disputes could be costly and time-consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by us and/or Janssen. Publications by us or Janssen, or by investigators, scientific consultants, previous employees and research collaborators containing such information, either with permission or in contravention of the terms of their agreements, may impair the ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

Much of the information and know-how that is critical to our business is not patentable, and we may not be able to prevent others from obtaining this information and establishing competitive enterprises. *

We sometimes rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot provide assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly. In May 2016, the Defend Trade Secrets Act of 2016, or the DTSA, was enacted, providing a federal cause of action for misappropriation of trade secrets. Under the DTSA, an employer may not collect enhanced damages or attorney fees from an employee or contractor in a trade secret dispute brought under the DTSA, unless certain advanced provisions are observed. We cannot provide assurance that our existing agreements with employees and contractors contain notice provisions that would enable us to seek enhanced damages or attorneys’ fees in the event of any dispute for misappropriation of trade secrets brought under the DTSA.

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of September 30, 2016, our accumulated deficit was approximately $949.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaborative agreements and milestones, royalties and other revenues from our licensing arrangements. Any revenues generated from our licensing arrangements or ongoing collaborative agreements, including the Collaboration Agreement with Janssen, may not be sufficient alone to sustain our operations. In addition, there can be no assurance that we will receive any milestone payments or royalties from Janssen in the future. We may be unsuccessful in entering into any new corporate collaboration, partnership or license agreements that result in revenues, or existing collaborative agreements or license arrangements, such as the Collaboration Agreement with Janssen, may be terminated or expire.

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

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain. *

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our At Market Issuance Sales Agreement, or 2015 Sales Agreement, with MLV & Co. LLC, or MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbark™ or IMerge™ under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

•                  to the extent permitted under the Collaboration Agreement, whether we independently pursue imetelstat development under our own IDP;

•                  our potential reimbursement obligations to Janssen if any data from a Janssen IDP support approval by regulatory authorities in the United States or other countries;

•                  the achievement of development, regulatory and commercial milestones resulting in the payment to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

•                  changes or delays in Janssen’s development plans for imetelstat, including changes which may result from interim data reviews or any future clinical holds on any INDs for imetelstat;

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

•                  the timing, receipt and amount of any milestone payments or royalties on sales of any products licensed under the License Agreement by Janssen Pharmaceuticals, upon regulatory approval or clearance, if any;

•                  the timing, receipt and amount of royalties on sales of any stem cell products by Asterias, upon regulatory approval or clearance, if any;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement were terminated and we were unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets, for example as a result of the recent United Kingdom referendum resulting in a majority of United Kingdom voters voting to exit the European Union and the related uncertainties of the withdrawal of the United Kingdom from the European Union, could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•                  changes or delays in Janssen’s development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or interim data reviews;

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

Historically, our stock price has been extremely volatile. Between October 1, 2006 and September 30, 2016, our stock has traded as high as $10.00 per share and as low as $0.91 per share. Between October 1, 2013 and September 30, 2016, the price has ranged between a high of $7.79 per share and a low of $1.39 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence or conduct clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, or to amend any clinical trial protocol with respect to the conduct of a current clinical trial, such as the recent protocol amendment of IMbark™;

•                  developments in our collaboration with Janssen, including the termination or modification of the Collaboration Agreement or disputes regarding the collaboration;

•                  announcements regarding the research and development of imetelstat, including results of, delays in or modifications to any clinical trials of imetelstat, and investor perceptions thereof;

•                  announcements regarding the safety of imetelstat, including announcements similar to our March 2014 announcements that the FDA had placed a full clinical hold on our IND for imetelstat and a partial clinical hold on the investigator’s IND for the Pilot Study due to safety concerns;

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of

September 30, 2016, we had 300,000,000 shares of common stock authorized for issuance and 159,145,094 shares of common stock outstanding. In addition, we had reserved 30,162,372 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of September 30, 2016. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of an overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, momelotinib by Gilead Sciences, Inc., which is currently in a Phase 3 clinical trial, and other inhibitors of the JAK-STAT pathway, as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, anti-fibrosis antibodies, hedgehog inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of MDS, imetelstat would compete against a number of treatment options, including erythropoiesis-stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; activin type IIA receptor inhibitors, such as sotatercept by Acceleron Pharma, Inc.; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron in collaboration with Celgene; thrombopoietin receptor agonists, such as eltrombopag by Novartis; PI3 Kinase inhibitors, such as rigosertib by Onconova Therapeutics, Inc.; FLT-3 inhibitors, such as quizartinib by Ambit Biosciences Corporation; and JAK-STAT pathway inhibitors.

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

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices, or the amounts of reimbursement available for imetelstat. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on the potential royalties under the Collaboration Agreement with Janssen on worldwide net sales of imetelstat, if approved.

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

GERON CORPORATION

Date: November 3, 2016	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	License Agreement by and between the Registrant and Janssen Pharmaceuticals Inc., dated September 15, 2016 *
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 3, 2016
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 3, 2016
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements

*                     Confidential treatment has been requested for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

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