Form 10-K
period 2016-12-31
GERON CORP
filed 2017-03-01
CIK 886744

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $424,378,000 based upon the closing price of the registrant's common stock on June 30, 2016 on the Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 21, 2017, there were 159,158,636 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10-K Parts

Portions of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant's fiscal year ended December 31, 2016

III

        In this report, unless otherwise indicated or the context otherwise requires, "Geron," "the registrant," "we," "us," and "our" refer to Geron Corporation, a Delaware corporation.

Forward-Looking Statements

        This annual report on Form 10-K, including "Business" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "expects," "plans," "intends," "will," "should," "projects," "believes," "predicts," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. The risks and uncertainties referred to above include, without limitation, risks related to our dependence on Janssen Biotech, Inc., or Janssen, for the development, regulatory approval, manufacture and commercialization of imetelstat, uncertainty of clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that cause the benefit-risk profile of imetelstat to become unacceptable, our ability to identify and acquire and/or in-license other oncology products, product candidates, programs or companies to grow and diversify our business, our need for additional capital to support the development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, enforcement of our patent and proprietary rights, potential competition and other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission reports including, but not limited to, the factors described in Part I, Item 1A, "Risk Factors," of this annual report on Form 10-K. Geron assumes no obligation for and except as required by law, disclaims any obligation to update these forward-looking statements to reflect future information, events or circumstances.

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

        On November 13, 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective on December 15, 2014, and we received $35 million from Janssen as an upfront payment. Additional consideration under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales of imetelstat.

        Under the Collaboration Agreement, Janssen is wholly responsible for developing, manufacturing, seeking regulatory approval for, and commercialization of, imetelstat worldwide. To that end, Janssen is currently conducting two clinical trials of imetelstat: IMbark, a Phase 2 trial in MF, in which the first patient was dosed in September 2015; and IMerge, a Phase 2/3 trial in myelodysplastic syndromes, or MDS, in which the first patient was dosed in January 2016.

        In September 2016, Janssen completed planned internal reviews of data from both IMbark and IMerge. Following these internal reviews, Janssen determined to continue the trials in order to obtain additional and more mature data. In the first quarter of 2017, Janssen initiated the process for the second internal data reviews for both IMbark and IMerge, which will include comprehensive analyses encompassing safety, efficacy, pharmacokinetic and pharmacodynamic data, as well as other exploratory assessments, such as cytogenetic and molecular data. We expect the outcomes from the second internal data reviews, regulatory considerations and the totality of other program information, including the evolving treatment landscapes in MF and MDS, to inform Janssen's decisions regarding future development plans for imetelstat. Following the second internal data reviews, we expect Janssen could decide to resume, modify or terminate IMbark, IMerge, the imetelstat program or the Collaboration Agreement. We expect Janssen's decision-making regarding IMbark, IMerge, the imetelstat program or the Collaboration Agreement to occur in the second quarter of 2017. Janssen's decisions regarding future development plans for imetelstat, if any, may be subject to subsequent regulatory feedback. While patients remaining in the treatment phase of IMbark and IMerge continue to be dosed with imetelstat, new patient enrollment in both trials currently is suspended until completion of the second internal data reviews.

        We had approximately $129.1 million in cash and investments as of December 31, 2016. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both.

Telomerase: Scientific Rationale

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

Telomeres and Telomerase in Cancer

        Telomerase is upregulated in many tumor progenitor cells, enabling the continued and uncontrolled proliferation of the malignant cells that drive tumor growth and progression. Telomerase expression has been found to be present in approximately 90% of biopsies taken from a broad range of human cancers. Our nonclinical studies, in which the telomerase gene was artificially introduced and expressed in normal cells grown in culture, have suggested that telomerase does not itself cause a normal cell to become malignant. Instead, the sustained upregulation of telomerase enables tumor cells to maintain telomere length, providing them with the capacity for limitless proliferation. We believe that the sustained upregulation of telomerase is critical for tumor progression as it enables malignant progenitor cells to acquire cellular immortality and avoid apoptosis, or cell death.

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

Imetelstat: The First Telomerase Inhibitor to Advance to Clinical Development

        Imetelstat is a lipid conjugated 13-mer oligonucleotide that we designed to be complementary to and bind with high affinity to the RNA template of telomerase, thereby directly inhibiting telomerase activity. Imetelstat does not elicit its effect through an antisense inhibition of protein translation. The compound has a proprietary thio-phosphoramidate backbone, which is designed to provide resistance to the effect of cellular nucleases, thus conferring improved stability in plasma and tissues, as well as improved binding affinity to its target. To improve the ability of imetelstat to penetrate cellular membranes, we conjugated the oligonucleotide to a lipid group. Imetelstat's IC50, or half maximal inhibitory concentration, is 0.5 - 10 nM in cell free assays. Single-dose kinetics in patients has shown dose-dependent increases in exposure to imetelstat, with a plasma half-life, which is the time it takes for the concentration or amount of imetelstat to be reduced by half, ranging from 4 - 5 hours. Data from animal studies and clinical trials have suggested that the residence time of imetelstat in bone marrow is long, with 0.19 - 0.51 µM observed at 41 - 45 hours after a 7.5 mg/kg dose in patients. Imetelstat also has been shown in nonclinical studies to exhibit relatively preferential inhibition of the clonal proliferation of malignant progenitor cells compared to normal progenitors. For these reasons, imetelstat has been studied as a treatment for malignant diseases.

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

Disease Characteristics of Hematologic Malignancies

        Hematologic malignancies, or blood cancers, are classified according to the predominant location of the malignancy. A hematologic myeloid malignancy is a cancer that occurs in the precursor cells to red blood cells, platelets and white blood cells such as granulocytes. Examples include acute myelogenous leukemia, chronic myelogenous leukemia, MDS and the myeloproliferative neoplasms, such as ET, polycythemia vera and MF. These are different from lymphocytic malignancies which typically occur in the lymphoid lineage that includes white blood cells, such as T lymphocytes and B lymphocytes. Examples of lymphoid malignancies include acute lymphoblastic leukemia, chronic lymphocytic leukemia, lymphomas and multiple myeloma.

        Many hematologic myeloid malignancies, such as ET, MF, and MDS, have been shown to arise from malignant progenitor cells in the bone marrow that express higher telomerase activity and have shorter telomeres when compared to normal healthy cells.

Unmet Medical Need in Myelofibrosis

        MF, a type of myeloproliferative neoplasm, is a chronic blood cancer in which abnormal or malignant precursor cells in the bone marrow proliferate rapidly, causing scar tissue, or fibrosis, to form. As a result, normal blood production in the bone marrow is impaired and may shift to other organs such as the spleen and liver, which can cause them to enlarge substantially. People with MF may have abnormally low or high numbers of circulating red blood cells, white blood cells or platelets, and abnormally high numbers of immature cells in the blood or bone marrow. MF patients can also suffer from debilitating constitutional symptoms, such as drenching night sweats, fatigue, severe itching, or pruritus, abdominal pain, fever and bone pain. The estimated prevalence of MF in the United States, or U.S., is approximately 13,000 patients, with an annual incidence of approximately 3,000 patients. Up to 20% of patients with MF develop acute myeloid leukemia, or AML.

        Approximately 70% of MF patients are classified as having intermediate-2 or high risk disease, as defined by the Dynamic International Prognostic Scoring System Plus, or DIPSS Plus, described in a 2011 Journal of Clinical Oncology article. There is currently only one targeted drug therapy, ruxolitinib, approved by the U.S. Food and Drug Administration, or FDA, and other health authorities for treating these MF patients. Currently, no drug therapy is approved for those patients who fail or no longer respond to that treatment, and median survival for such MF patients is only approximately seven months, representing a significant unmet medical need.

Inadequacy of Conventional Treatments in Myelodysplastic Syndromes

        MDS are a group of blood disorders in which the proliferation of malignant progenitor cell clones in the bone marrow results in disordered and ineffective production of the myeloid lineage, which includes red blood cells, white blood cells and platelets. In MDS, bone marrow and peripheral blood cells may have abnormal, or dysplastic, cell morphology. MDS is frequently characterized clinically by severe anemia, or low red cell counts and low hemoglobin. In addition, other peripheral cytopenias, or low numbers of white blood cells and platelets, may cause life-threatening infections and bleeding. Transformation to AML occurs in up to 30% of MDS cases and results in poorer overall survival.

        MDS is the most common of the myeloid malignancies. There are approximately 60,000 people in the United States living with the disease and approximately 12,000 reported new cases of MDS in the United States every year. MDS is primarily a disease of the elderly, with median age at diagnosis around 70 years. The majority of patients, approximately 70%, fall into what are considered to be the lower risk groups at diagnosis, according to the International Prognostic Scoring System, or IPSS, that takes into account the presence of a number of disease factors, such as cytopenias and cytogenetics, to assign relative risk of progression to AML and overall survival.

        Chronic anemia is the predominant clinical problem in patients who have lower risk MDS. Many of these patients become dependent on red blood cell transfusions, which can lead to elevated levels of iron, which the body has no normal way to eliminate, in the blood and other tissues. Iron overload is a potentially dangerous condition. Studies in patients with MDS have shown that iron overload resulting from regular red blood cell transfusions is associated with a poorer overall survival and a higher risk of developing AML.

Developing Imetelstat to Treat Hematologic Myeloid Malignancies

Proof-of-Concept of Imetelstat's Disease-Modifying Potential

        Early clinical data, including molecular responses observed in a Phase 2 clinical trial of imetelstat in patients with ET, or the ET Trial, and partial or complete remissions, that included reversal of bone marrow fibrosis in patients with MF, observed in a pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, suggest imetelstat may exhibit disease-modifying activity by inhibiting the proliferation of malignant progenitor cell clones. These data were published in two separate articles in the September 3, 2015 issue of The New England Journal of Medicine. In addition, the Pilot Study included a cohort of patients who had a sub-type of MDS referred to as refractory anemia with ring sideroblasts, or RARS. A small number of these patients achieved a period of red blood cell transfusion independence longer than eight weeks when treated with imetelstat. These data were published in the March 2016 online issue of Blood Cancer Journal.

        Reported adverse events, or AEs, and laboratory investigations associated with imetelstat in the ET Trial and the Pilot Study included cytopenias, gastrointestinal symptoms, constitutional symptoms, and hepatic biochemistry abnormalities. Dose-limiting toxicities, such as profound and prolonged thrombocytopenia and neutropenia, and other safety issues, including death, were observed in the ET Trial and the Pilot Study. In those trials, such myelosuppression was managed by dose holds and modification rules.

        In March 2014, the FDA issued a full clinical hold on our Investigational New Drug application, or IND, for imetelstat, citing a lack of evidence of reversibility of hepatotoxicity, concern regarding a risk of chronic liver injury, and a lack of adequate follow-up in patients who had hepatotoxic effects. Follow-up safety data showed that liver function test, or LFT, abnormalities resolved to normal or baseline during or after withdrawal of imetelstat treatment in most patients. We submitted a complete response to the FDA, and the FDA lifted the clinical hold in October 2014. Also in March 2014, we were informed by Mayo Clinic that the investigator's IND for the Pilot Study was placed on partial clinical hold by the FDA due to a safety signal of hepatotoxicity and that it was unknown if this hepatotoxicity was reversible. The investigator submitted a complete response to the FDA, and the partial hold was removed by the FDA in June 2014.

Imetelstat Clinical Trials Initiated Under the Collaboration with Janssen

        Under the Collaboration Agreement (as described below), Janssen is conducting two clinical trials of imetelstat: IMbark and IMerge.

Study Name

	IMbark	IMerge

Indication	Myelofibrosis	Myelodysplastic Syndromes

Patient Population	DIPSS intermediate-2 or high risk MF patients who have relapsed after or are refractory to janus kinase, or JAK, inhibitor treatment	Transfusion dependent patients with IPSS low or intermediate-1 risk MDS who have relapsed after or are refractory to prior erythropoiesis-stimulating agent, or ESA, treatment

Design	Phase 2, open-label, randomized to two dosing arms, single-blinded	Phase 2/3: Part 1 is Phase 2, open-label, single-arm; Part 2 is Phase 3 double-blind, randomized, placebo-controlled

Primary Endpoint	Spleen response rate and symptom response rate (co-primary endpoints)	Red blood cell transfusion-independence, or RBC-TI, rate ≥8 weeks

Selected Secondary Endpoints	Complete remission or partial remission rate, clinical improvement rate, anemia, spleen and symptom responses, and safety	RBC-TI rate ≥24 weeks, time to and duration of RBC-TI, hematologic improvement rate, complete remission or partial remission rate, red blood cell transfusion requirement, myeloid growth factor use, patients' quality of life, overall survival assessment and time to progression to AML

Initiated (First Patient Dosed)	September 2015	January 2016

First Internal Data Review	Completed in September 2016 (see below)	Completed in September 2016 (see below)

Second Internal Data Review	Process initiated by Janssen in the first quarter of 2017	Process initiated by Janssen in the first quarter of 2017

IMbark

        IMbark was initiated to assess the efficacy, safety and tolerability of two dose levels of single-agent imetelstat in patients with MF. The trial was originally designed to enroll approximately 200 patients, including approximately 100 patients per dosing arm, with DIPSS intermediate-2 or high risk MF who have relapsed after or are refractory to JAK inhibitor treatment. At the time of enrollment, patients must have measurable splenomegaly and symptoms of MF. Patients were assigned randomly on a blinded basis in a 1:1 ratio to one of two dosing arms—9.4 mg/kg every three weeks or 4.7 mg/kg every three weeks. Dose reductions for adverse events are allowed and follow protocol-specified algorithms.

        The co-primary efficacy endpoints for the trial are spleen response rate and symptom response rate. Spleen response rate is defined as the percentage of patients who achieve ≥35% reduction in spleen volume from baseline at the Week 24 visit, as measured by imaging scans and assessed at a central imaging facility and by an Independent Review Committee. Symptom response rate is defined as the percentage of patients who have ≥50% reduction in Total Symptom Scores from baseline at the Week 24 visit, based on patient-reported outcomes on a modified Myelofibrosis Symptom Assessment Form version 2.0 electronic diary. Secondary efficacy endpoints include the number of patients achieving complete remission, or CR, or partial remission, or PR, clinical improvement, or CI, and anemia, spleen and symptom responses as assessed using the modified 2013 International Working Group for Myeloproliferative Neoplasms Research and Treatment, or IWG-MRT criteria, described in a 2013 Blood article. These secondary endpoints will be assessed at the time of the primary efficacy analysis. Exploratory endpoints include cytogenetic and molecular responses, as well as leukemia-free survival.

        Safety outcomes are monitored throughout the trial and include enhanced data collection and reporting for adverse events of interest, including hepatobiliary-associated laboratory findings and hepatic adverse events.

        IMbark is being conducted at multiple medical centers across North America, Europe and Asia. Study design information for IMbark, including patient eligibility criteria, and clinical sites is posted on clinicaltrials.gov.

Outcomes of First Internal Data Review of IMbark

        To inform an assessment of the appropriate dose and schedule of imetelstat for relapsed or refractory MF patients in IMbark, in September 2016, Janssen completed a planned internal review of safety, efficacy and pharmacokinetic data from 20 patients from each dosing arm who had been followed on the trial for at least 12 weeks. Based on this first internal review at the 12-week time point, the following were determined by Janssen:

  •
  The safety profile was consistent with the previous adverse events observed in the ET Trial and the Pilot Study. No new safety signals were identified.

  •
  Activity in the 4.7 mg/kg dosing arm did not warrant further investigation of that dose, and this arm has been closed to new patient enrollment.

  •
  The 9.4 mg/kg dosing arm warranted further investigation because encouraging trends in the efficacy data were observed. However, new patient enrollment to this arm was suspended because an insufficient number of patients met the protocol defined interim efficacy criteria at 12 weeks to confirm dosing.

Current Status of IMbark

        Patients remaining in the treatment phase who were originally enrolled in the 4.7 mg/kg dosing arm may continue to receive imetelstat at that dose or, at the investigator's discretion may receive imetelstat at an increased dose of 9.4 mg/kg. Dosing continues for those patients remaining in the treatment phase who were enrolled in the 9.4 mg/kg dosing arm to obtain additional and more mature data.

        We expect Janssen to conduct a second internal data review to assess potential future development, if any, of imetelstat in MF, as well as to assess whether 9.4 mg/kg is the appropriate starting dose and is sufficiently efficacious and safe for the IMbark patient population. In the first quarter of 2017, Janssen initiated the process for the second internal data review for IMbark, which will include comprehensive analyses encompassing safety, efficacy, pharmacokinetic and pharmacodynamic data, as well as other exploratory assessments, such as cytogenetic and molecular data, from patients enrolled in the 9.4 mg/kg dosing arm who have been followed for at least 24 weeks, consistent with the co-primary efficacy endpoints. Following the second internal review, we expect Janssen could decide to resume enrollment in the 9.4 mg/kg dosing arm, modify the trial, close the trial, discontinue development of imetelstat in MF, or terminate the Collaboration Agreement. We expect the outcomes from the second internal data reviews for both IMbark and IMerge, regulatory considerations and the totality of other program information, including the evolving treatment landscapes in MF and MDS, to inform Janssen's decisions regarding future development plans for imetelstat. We expect Janssen's decision-making regarding IMbark, the imetelstat program and the Collaboration Agreement to occur in the second quarter of 2017. Janssen's decisions regarding future development plans for imetelstat, if any, may be subject to subsequent regulatory feedback.

        The protocol-specified primary analysis of the co-primary efficacy endpoints in IMbark is planned to occur after all patients (i.e., planned to be approximately 100 enrolled and treated patients on the 9.4 mg/kg dosing arm) have been followed for at least 24 weeks. Due to the current suspension of new patient enrollment in IMbark, the timing of the protocol-specified primary analysis for the trial is uncertain and may be substantially delayed due to numerous factors, including whether Janssen resumes patient enrollment in the trial, or may not occur at all if IMbark is terminated early based on preliminary data, safety concerns or for any other reason.

IMerge

        IMerge was initiated to evaluate imetelstat in transfusion dependent patients with IPSS low or intermediate-1 risk MDS who have relapsed after or are refractory to prior treatment with an ESA.

        IMerge was designed as a two-part clinical trial and a total of approximately 200 patients are expected to be enrolled. Part 1 of the trial is designed as a Phase 2, open-label, single-arm design to assess the efficacy and safety of imetelstat. Part 1 of IMerge is fully enrolled with approximately 30 patients, who will all receive imetelstat and be followed for safety, hematologic improvement and reduction in transfusion requirement. Before proceeding to Part 2, the data from Part 1 must support a positive assessment of the benefit-risk profile of imetelstat in these patients. Part 2 of the trial is planned as a Phase 3 double-blind, randomized, placebo-controlled design to compare the efficacy of imetelstat against placebo. Under the original design of IMerge, if the trial proceeds to Part 2, approximately 170 patients are expected to be enrolled in Part 2, and such patients will be assigned randomly, in a 2:1 ratio, to receive either imetelstat or placebo.

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

        The primary efficacy endpoint of IMerge is designed to be the percentage of patients, defined by the trial protocol, who achieve red blood cell transfusion-independence lasting at least eight consecutive weeks at any time after entry to the trial. A primary efficacy analysis is planned to occur 12 months after the last patient is enrolled.

        Secondary efficacy endpoints include the proportion of patients achieving red blood cell transfusion-independence lasting at least 24 weeks, the time to and duration of red blood cell transfusion-independence, the proportion of patients achieving hematologic improvement, the proportion of patients achieving CR or PR according to the 2006 International Working Group, or IWG, criteria for MDS, the proportion of patients requiring red blood cell transfusions and the amount, the proportion of patients requiring the use of myeloid growth factors and the dose, as well as assessments of the change in the patients' quality of life using several different validated instruments. Patients will be followed by Janssen for an assessment of overall survival and time to progression to AML. These secondary endpoints are expected to be assessed at the time of the primary efficacy analysis.

        Safety outcomes are monitored throughout the trial and include enhanced data collection and reporting for adverse events of interest, including hepatobiliary-associated laboratory findings and hepatic adverse events.

        IMerge is being conducted at multiple medical centers across North and South America, Europe and Asia. Study design information for IMerge, including patient eligibility criteria, is posted on clinicaltrials.gov.

Outcomes of First Internal Data Review in IMerge

        In September 2016, Janssen completed an initial internal review of efficacy, safety and pharmacokinetic data in a subset of patients in Part 1 of IMerge and determined that emerging safety and efficacy in IMerge were consistent with data reported from the Pilot Study conducted in MDS-RARS patients. Janssen also determined to continue IMerge unmodified.

Current Status of IMerge

        Part 1 of IMerge has been fully enrolled and patients remaining in the treatment phase continue to be dosed with imetelstat. As originally designed, further patient enrollment is suspended until a decision has been made to move forward with Part 2 of the trial. We expect clinical data from Part 1 of IMerge to be presented at a medical conference to be determined in the future.

        We expect Janssen to conduct a second internal data review for IMerge to evaluate potential future development, if any, of imetelstat in MDS, as well as to determine whether to move forward to Part 2 of IMerge. In the first quarter of 2017, Janssen initiated the process for the second internal data review for IMerge, which will include comprehensive analyses encompassing safety, efficacy, pharmacokinetic and pharmacodynamic data, as well as other exploratory assessments, such as cytogenetic and molecular data, from all patients in Part 1. Following the second internal review, we expect Janssen could decide to move forward with Part 2 of IMerge, modify the trial, close the trial, discontinue development of imetelstat in MDS, or terminate the Collaboration Agreement. We expect the outcomes from the second internal data reviews for both IMbark and IMerge, regulatory considerations and the totality of other program information, including the evolving treatment landscapes in MF and MDS, to inform Janssen's decisions regarding future development plans for imetelstat. We expect Janssen's decision-making regarding IMerge, the imetelstat program and the Collaboration Agreement to occur in the second quarter of 2017. Janssen's decisions regarding future development plans for imetelstat, if any, may be subject to subsequent regulatory feedback.

Intellectual Property

        Intellectual property, including patent protection, is very important to our business. We file patent applications in the United States and other jurisdictions, and we also rely on trade secret protection and contractual arrangements to protect aspects of our business. An enforceable patent with appropriate claim coverage can provide an advantage over competitors who may seek to employ similar approaches to develop therapeutics, and so the future commercial success of imetelstat in collaboration with Janssen, and therefore our future success, will be in part dependent on our intellectual property strategy. The information provided in this section should be reviewed in the context of the section entitled "Risks Related to Protecting Our Intellectual Property" under Item 1A, "Risk Factors".

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

Imetelstat

        We own issued patents in the United States, Europe and other countries related to imetelstat. Composition of matter patents generally provide the most material coverage, and therefore may convey competitive advantages. Because imetelstat is still under development, subsequent innovation and associated patent filings may provide additional patent coverage with later expiration dates. Examination of overseas patent applications typically lags behind U.S. examination particularly where cases are filed first in the United States. It may be possible to obtain patent term extensions of some patents in some countries for claims covering imetelstat which could further extend the patent term.

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

        Our patent rights relating to imetelstat include those covering composition claims to the drug molecule and related nucleic acid telomerase inhibiting molecules, as well as reagents useful in manufacturing processes for the drug, and method of treatment and kit claims, certain of which are co-owned with other entities. Our patent rights for imetelstat and related products whose mechanism of action is telomerase inhibition have been exclusively licensed (even as to us) to Janssen for all human disorders or medical conditions. In addition, certain of our patent rights for measuring the length of telomeres in cells have been non-exclusively licensed to Janssen.

        Under the terms of the Collaboration Agreement with Janssen, we remain responsible for prosecuting, at Janssen's direction, the patents exclusively licensed to Janssen, with costs shared between us and Janssen on a 50/50 basis. For intellectual property developed under the Collaboration Agreement, the party having sole ownership interest in such intellectual property will be responsible for prosecuting any such patents, with Janssen bearing all of the patent costs for such intellectual property solely owned by Janssen and for intellectual property either jointly owned or solely owned by us such patent costs to be shared between the parties on a 50/50 basis.

Telomerase

        Our patent rights relating to telomerase that cover technologies such as polynucleotides that encode a catalytic protein component (hTERT) of human telomerase, antibodies or antigen binding fragments that specifically bind to hTERT, and methods of drug screening using cells expressing hTERT are co-owned with and in-licensed exclusively from the University of Colorado. A patent for identifying inhibitors of telomerase activity is co-owned and in-licensed from the University of Texas Southwestern Medical Center and the University of California. We expect the last of these patent rights relating to telomerase to expire during 2019. See Item 1A, "Risk Factors" for additional information regarding our patent rights relating to telomerase.

Licensing

Collaboration and License Agreement with Janssen

        On November 13, 2014, we entered into the Collaboration Agreement, pursuant to which we granted to Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective on December 15, 2014, and we received $35 million from Janssen as an upfront payment. Additional consideration under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and commercial milestones, as well as royalties on worldwide net sales.

        Under the Collaboration Agreement, Janssen is wholly responsible for developing, manufacturing, seeking regulatory approval for, and commercialization of, imetelstat worldwide. To that end, Janssen is currently conducting two clinical trials, IMbark and IMerge. We are contributing 50% of the development costs for these clinical trials, which Janssen is solely conducting.

        Following the protocol-specified primary analysis of IMbark or a certain time period after the initiation of the first Phase 3 MF study, if any, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, then Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

        In the event that Janssen notifies us of an affirmative Continuation Decision, we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark or IMerge, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark and IMerge on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65 million milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470 million for the achievement of certain development and regulatory milestones, up to $350 million for the achievement of certain sales milestones, and tiered royalties ranging from a mid-teens up to a low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate co-promotion option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with our sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by us and Janssen at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining our sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond IMbark or IMerge would be borne by Janssen, we would receive the $65 million Continuation Fee at the time of an affirmative Continuation Decision plus a $70 million payment for Janssen's retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415 million for the achievement of certain development and regulatory milestones, up to $350 million for the achievement of certain sales milestones, and tiered royalties ranging from a double-digit up to a mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

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

License Agreement with Janssen Pharmaceuticals

        On September 15, 2016, we entered into a license agreement, or the License Agreement, with Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, an affiliate of Janssen, whereby we granted to Janssen Pharmaceuticals an exclusive worldwide license under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference, or RNAi, for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow. In connection with the License Agreement, we also granted to Janssen Pharmaceuticals a non-exclusive worldwide license under our patent rights covering the synthesis of monomers, which are the building blocks of oligonucleotides, necessary for the research, development and commercialization of the oligonucleotides. These non-exclusively licensed patent rights are licensed exclusively to Janssen under the Collaboration Agreement for the imetelstat program. The License Agreement with Janssen Pharmaceuticals expressly excludes products whose predominant or primary mechanism of action is telomerase inhibition and is subject to the rights and licenses granted to Janssen under the Collaboration Agreement. Under the License Agreement, we received a non-refundable upfront payment of $5 million from Janssen Pharmaceuticals. We are also eligible to receive additional potential development and regulatory milestone payments of up to an aggregate maximum total of $75 million and tiered royalties in the low single digit percentage range on worldwide net sales of each licensed product commercialized under the License Agreement. Earned royalties would be subject to royalty stacking in the event that Janssen Pharmaceuticals is obligated to make royalty payments to any third party having patent claims covering a licensed product as a composition of matter. Under the terms of the License Agreement, we remain responsible for prosecution and maintenance of the patent rights under the License Agreement, with reasonable input provided by Janssen Pharmaceuticals. The costs of prosecution and maintenance of patent rights under the License Agreement will be shared 50/50 by the parties. The License Agreement will remain in effect until the expiration of the last-to-expire patent, unless terminated earlier. The License Agreement may be terminated by either us or Janssen Pharmaceuticals in the event of uncured material breach or insolvency proceeding by the other party. Janssen Pharmaceuticals also may terminate the License Agreement at will upon prior written notice to us. In the event of early termination, all licenses granted to Janssen Pharmaceuticals would terminate.

Other License Agreements

        In addition to the above agreements, we have also granted licenses to a number of other organizations in the ordinary course of our business to utilize aspects of our technologies to develop and commercialize products outside of the imetelstat program. These include:

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

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues" for a further discussion of revenues from our license agreements. We expect revenues under our license agreements related to our telomerase technology to decline significantly in the coming years, and to be eliminated by the end of 2019, due to upcoming patent expirations on such technology.

Concentration of Revenues

        In 2016, we recognized revenue from the $5 million upfront payment we received from Janssen Pharmaceuticals upon our delivery of the license rights and transfer of certain know-how under the license we granted to Janssen Pharmaceuticals in September 2016. The upfront payment from Janssen Pharmaceuticals represented 81% of our 2016 revenues. In 2015, we recognized revenue from the $35 million upfront payment we received from Janssen in December 2014 upon delivery of the imetelstat license rights and completion of our performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. The upfront payment from Janssen represented 96% of our 2015 revenues. In 2014, the majority of our revenues were from license fees and royalties under licenses granted to several biotechnology and pharmaceutical companies to use telomerase immortalized cells in drug discovery research and for drug discovery applications. Two customers accounted for approximately 31% of our 2014 revenues. We operate in one operating segment and have operations solely in the United States. All of our long-lived assets are maintained in the United States. Information regarding total revenues, net loss and total assets is set forth in our financial statements included in Item 8 of this annual report on Form 10-K.

Research and Development

        Our research and development costs were $18.0 million, $17.8 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses" for additional detail regarding our research and development activities.

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

Consultants

        We have consulting agreements with drug development professionals, clinicians and regulatory experts with experience in numerous fields, including oncology and drug regulations. We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. Our consultants may be employed by other entities and therefore may have commitments to their employer, or may have other consulting or advisory agreements that may limit their availability to us.

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

        Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation's ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma, and momelotinib by Gilead Sciences, Inc., or Gilead, which have reported results from Phase 3 clinical trials, and other inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc., as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, interleukin-3 receptor targeted agents, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, anti-fibrosis antibodies, hedgehog and SMO inhibitors, PIM kinase inhibitors, IAP inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta superfamily inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

        If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; aminopeptidase inhibitors, such as tosedostat by CTI Biopharma; TLR2-specific antibodies; anti-CD33 antibodies; Fas ligand inhibitors; and JAK-STAT pathway inhibitors.

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

        As a result of the foregoing, competitors may develop more commercially desirable or affordable products than imetelstat, or achieve earlier patent protection or product commercialization than us or Janssen. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to imetelstat. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by imetelstat. Competitors may develop products that are safer, more effective, or less costly than imetelstat, or more convenient to administer to patients and, therefore, present a serious competitive threat to imetelstat. In addition, competitors may price their products below what Janssen may determine to be an acceptable price for imetelstat, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than imetelstat. Such competitive products or activities by competitors may render imetelstat obsolete, which may cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

United States Food and Drug Administration Regulatory Approval Process

        Prior to commencement of clinical trials involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of a product candidate. The results of these trials are submitted to the FDA as part of an Investigational New Drug, or IND, application, which must become effective before clinical testing in humans can begin. The FDA can place an IND on clinical hold at any time, which prevents the conduct of clinical trials under the IND until safety concerns are addressed by the IND sponsor to the FDA's satisfaction. Typically, clinical evaluation involves a time consuming and costly three phase trial process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients afflicted with a specific disease to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. The Phase 2 trials can be conducted comparing the investigational treatment to a comparator arm, or not. If used, a comparator usually includes standard of care therapy. Safety and efficacy data from Phase 2 clinical trials, even if favorable, may not provide sufficient rationale for proceeding to a Phase 3 clinical trial. In Phase 3, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the trials. Human clinical trials must be conducted in compliance with Good Clinical Practice regulations and applicable laws, with the oversight of Institutional Review Boards for the protection of human subjects. The manufacture of drug product candidates is subject to requirements that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices and applicable laws.

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

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

        We may also be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These additional healthcare regulations could affect our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician payment sunshine laws.

        The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation.

        Federal false claims and false statement laws, including the federal civil False Claims Act and whistleblower or qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items.

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

        Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Further, we may be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. If our operations are found to be in violation of any of these federal, state or foreign laws or regulations, we may be subject to penalties, including without limitation, administrative or civil penalties, imprisonment, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws or the curtailment or restructuring of our operations.

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

        In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Janssen may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of imetelstat, in addition to the costs required to obtain the FDA approvals. Nonetheless, imetelstat may not be considered medically necessary or cost-effective.

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

        The United States and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the ACA, was signed into law that included a number of provisions of importance to the biopharmaceutical industry. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump

signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

        We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for imetelstat.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers as of January 31, 2017:

Name	Age	Position
John A. Scarlett, M.D.	65	President and Chief Executive Officer
Olivia K. Bloom	48	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Melissa A. Kelly Behrs	53	Executive Vice President, Business Development and Portfolio & Alliance Management
Andrew J. Grethlein, Ph.D.	52	Executive Vice President, Development and Technical Operations
Stephen N. Rosenfield, J.D.	67	Executive Vice President, General Counsel and Corporate Secretary

        John A. Scarlett, M.D., has served as our Chief Executive Officer and a director since September 2011 and President since January 2012. Dr. Scarlett has served as a director for Chiasma, Inc., a biopharmaceutical company focused on transforming injectable drugs into oral medications, since February 2015 and CytomX Therapeutics, Inc., a biopharmaceutical company focused on developing antibody therapeutics for the treatment of cancer, since June 2016. Prior to joining Geron, Dr. Scarlett served as President, Chief Executive Officer and a member of the board of directors of Proteolix, Inc., a privately held, oncology-oriented biopharmaceutical company, from February 2009 until its acquisition by Onyx Pharmaceuticals, Inc., an oncology-oriented biopharmaceutical company, in November 2009. From February 2002 until its acquisition by Ipsen, S.A. in October 2008, Dr. Scarlett served as the Chief Executive Officer and a member of the board of directors of Tercica, Inc., an endocrinology-oriented biopharmaceutical company, and also as its President from February 2002 through February 2007. From March 1993 to May 2001, Dr. Scarlett served as President and Chief Executive Officer of Sensus Drug Development Corporation. In 1995, he co-founded Covance Biotechnology Services, Inc., a contract biopharmaceutical manufacturing operation, and served as a member of its board of directors from inception to 2000. From 1991 to 1993, Dr. Scarlett headed the North American Clinical Development Center and served as Senior Vice President of Medical and Scientific Affairs at Novo Nordisk Pharmaceuticals, Inc., a wholly owned subsidiary of Novo Nordisk A/S. Dr. Scarlett received his B.A. degree in chemistry from Earlham College and his M.D. from the University of Chicago, Pritzker School of Medicine.

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

        Melissa A. Kelly Behrs has served as our Executive Vice President, Business Development and Portfolio & Alliance Management, since July 2014. Prior to that she was our Executive Vice President, Portfolio and Alliance Management since February 2014 and she was our Senior Vice President, Portfolio and Alliance Management from September 2012 to February 2014. Ms. Behrs joined Geron in November 1998 as Director of Corporate Development. Since then, she has served in various managerial positions, including General Manager, R&D Technologies; Vice President, Corporate Development; Senior Vice President, Therapeutic Development, Oncology; and Senior Vice President, Strategic Portfolio Management. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., a biotechnology research and development company, serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. from Boston College and an M.B.A. from Babson College.

        Andrew J. Grethlein, Ph.D., has served as our Executive Vice President, Development and Technical Operations, since July 2014. He joined Geron in September 2012 as our Executive Vice President, Technical Operations. Prior to joining Geron, Dr. Grethlein was Executive Vice President and Chief Operating Officer for Inspiration Biopharmaceuticals, a biopharmaceutical company, from January 2010 to September 2012. From October 2008 until January 2010, Dr. Grethlein was Senior Vice President of Biotechnology and Portfolio Management Team Leader for Hematology at Ipsen S.A., a global specialty pharmaceutical company. His responsibilities at Ipsen included planning and execution of worldwide strategy for product and portfolio development in the hematologic therapeutic area. From 2003 to 2008, Dr. Grethlein served as Senior Vice President of Pharmaceutical Operations at Tercica, Inc., an endocrinology-oriented biopharmaceutical company, where he was a member of the senior executive team that governed corporate strategy, business planning and company operations, and had responsibility for all manufacturing and quality functions. Before joining Tercica, Dr. Grethlein served in various positions at Elan Corporation, a biotechnology company, from 1997 to 2003, including as Senior Director, South San Francisco Pharmaceutical Operations. From 1995 to 1997, Dr. Grethlein served as Manager, Biologics Development and Manufacturing, for Athena Neurosciences, Inc., a pharmaceutical company. Prior to this, he served in various engineering positions for the Michigan Biotechnology Institute, a nonprofit technology research and business development corporation. Dr. Grethlein received his A.A. degree in liberal arts from Simon's Rock Early College, his B.S. in biology from Bates College, and his M.S. and Ph.D. in chemical engineering from Michigan State University.

        Stephen N. Rosenfield, J.D., has served as our Executive Vice President, General Counsel and Corporate Secretary since February 2012, General Counsel and Secretary since January 2012 and Secretary since October 2011. From July 2009 to December 2016, Mr. Rosenfield served as a consultant to private companies. From June 2004 until June 2009, Mr. Rosenfield held several positions at Tercica, Inc., an endocrinology-oriented biopharmaceutical company, and through its acquisition by Ipsen, S.A. in October 2008, including Executive Vice President, General Counsel and Secretary. Prior to joining Tercica, Mr. Rosenfield served as the Executive Vice President of Legal Affairs, General Counsel and Secretary of InterMune, Inc., a biotechnology company focused in pulmonology and fibrotic diseases. Prior to joining InterMune, Mr. Rosenfield was an attorney at Cooley LLP, an international law firm, where he served as outside counsel for biotechnology and technology clients. Mr. Rosenfield received a B.S. from Hofstra University and a J.D. from Northeastern University School of Law.

Employees

        As of December 31, 2016, we had 15 full-time and three part-time employees. Two of our employees hold Ph.D. degrees and seven hold other advanced degrees. Of this current total workforce, two employees were engaged in, or directly supported, our research and development activities, and 16 employees were engaged in business development, legal, finance and administration. None of our employees are covered by a collective bargaining agreement; nor have we experienced work stoppages. We consider relations with our employees to be good.

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

        Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat; however, Janssen is solely responsible for the operational execution of those activities. Accordingly, the timely and successful completion by Janssen of those activities will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. If Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, including with respect to conducting future additional or further data reviews of IMbark or IMerge, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

        In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are solely dependent on Janssen to provide us with timely and accurate information concerning these activities as well as information about the costs incurred under the Collaboration Agreement. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials of imetelstat, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

        Our collaboration with Janssen may be unsuccessful due to other factors, including the following:

  •
  Janssen may choose to terminate the Collaboration Agreement for any reason;

  •
  Janssen may provide a negative Continuation Decision and halt its development of imetelstat, in which case we would receive no further payments from Janssen under the Collaboration Agreement;

  •
  Janssen may believe that any preliminary or final results of IMbark and/or IMerge, including in connection with the second internal data reviews of these trials, are negative under the criteria set forth in the respective protocols, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, which would likely result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

  •
  Janssen may observe safety issues in either IMbark and/or IMerge, or any potential future clinical trials of imetelstat, which may result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

  •
  in the event of a dispute between us and Janssen regarding Janssen's performance under the Collaboration Agreement, it may be difficult or impossible for us to prove that Janssen breached its obligations under the Collaboration Agreement, including the obligation to use "commercially reasonable efforts" with regard to the development, regulatory approval, manufacture and commercialization of imetelstat under the Collaboration Agreement;

  •
  Janssen may not dedicate the resources necessary to carry imetelstat through clinical development or may not obtain the necessary regulatory approvals for imetelstat, and this would delay or preclude the achievement of development, regulatory or sales milestones under the Collaboration Agreement;

  •
  Janssen may be unable to obtain regulatory clearance to develop or commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or such regulatory clearance may be revoked or put on hold by governmental or regulatory authorities in any jurisdiction;

  •
  Janssen's ability to develop, manufacture and commercialize imetelstat may be delayed or substantially impacted if we are unable to provide to Janssen in a timely manner, or at all, data or results from studies of imetelstat conducted by us and others prior to the Collaboration Agreement, or other information, related to imetelstat that may be requested by Janssen;

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

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factors, then Janssen may terminate the Collaboration Agreement or cease its efforts to develop, manufacture or commercialize imetelstat, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would adversely impact our financial results, business and business prospects, and the future of imetelstat, and could cause us to cease operations.

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat, may fail to adequately demonstrate the safety and efficacy of imetelstat, which would prevent or delay regulatory approval and commercialization, negatively affect our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement with Janssen and could result in termination of the Collaboration Agreement by Janssen.

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

        The clinical development of imetelstat will be influenced by results from current clinical trials being conducted by Janssen, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

  •
  obtaining or maintaining regulatory clearance to continue to conduct current clinical trials being conducted by Janssen, including IMbark, IMerge and the Pilot Study, or obtaining or maintaining regulatory clearance to commence, conduct or continue to conduct potential future clinical trials of imetelstat, in a timely manner, or at all, in the United States or other countries;

  •
  maintaining the INDs for imetelstat without such INDs being placed on full or partial clinical hold by the FDA;

  •
  properly designing, enrolling, conducting or completing IMbark, IMerge and potential future clinical trials of imetelstat, and promptly or adequately reporting data from such trials;

  •
  demonstrating sufficient safety and efficacy of imetelstat in IMbark, IMerge and potential future clinical trials without safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues in addition to those that have been observed to date in previous or ongoing clinical trials related to imetelstat, whether or not in the same indications or therapeutic areas;

  •
  properly conducting and/or completing the Pilot Study and promptly or adequately reporting data from such trial;

  •
  obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;

  •
  responding to safety or futility findings by the data review committees of current clinical trials, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including hepatotoxicity, fatal bleeding, or other safety issues, including patient injury or death, resulting in an unacceptable benefit-risk profile;

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

  •
  obtaining sufficient quantities of any study-related treatments, materials (including comparator products, placebo or combination therapies) or ancillary supplies;

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

  •
  obtaining timely review and approval by regulatory authorities of protocol amendments which may be sought for IMbark, IMerge and potential future clinical trials of imetelstat; and

  •
  obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including the recent protocol amendment for IMbark, to conduct clinical trials at existing or prospective clinical trial sites.

Failures or delays with respect to any of these events could adversely affect Janssen's ability to maintain or successfully complete any current clinical trials of imetelstat or to initiate potential future clinical trials of imetelstat, which could increase development costs, delay the timing of the Continuation Decision from Janssen, impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement or cause Janssen to terminate the Collaboration Agreement, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

        For example, to inform an assessment of the appropriate dose and schedule of imetelstat for relapsed or refractory MF patients in IMbark, in the third quarter of 2016, Janssen conducted a planned internal interim review of safety, efficacy and pharmacokinetic data from 20 patients from each dosing arm who had been followed on the trial for at least 12 weeks. Based on this first internal review at the 12-week time point, Janssen determined to close the 4.7 mg/kg dosing arm to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm because an insufficient number of patients met the protocol defined interim efficacy criteria at 12 weeks.

        In the first quarter of 2017, Janssen initiated the process to conduct a second internal data review of IMbark that is expected to include patients enrolled in the 9.4 mg/kg dosing arm as a starting dose who have been followed for at least 24 weeks. It is possible that, as a result of the second internal review, Janssen could decide to terminate the trial and/or the Collaboration Agreement altogether. Even if Janssen decides to continue the trial, either by resuming enrollment in the 9.4 mg/kg dosing arm, with or without changes to the dosing regimen, or adding a new dosing arm or otherwise, the development of imetelstat could be substantially delayed.

        Due to the current suspension of enrollment in IMbark, the timing of the protocol-specified primary analysis for the trial is now uncertain and may be substantially delayed due to numerous factors, including whether patient enrollment resumes in the trial, or the protocol-specified primary analysis may not occur at all if IMbark is terminated early based on preliminary data, safety concerns or for any other reason, any of which could increase our development costs, delay the timing of the Continuation Decision from Janssen, impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen encounters difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, clinical development and commercialization activities could be delayed or otherwise adversely affected, which could cause Janssen to terminate the Collaboration Agreement, and our business would be severely harmed.

        The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark and IMerge, or potential future clinical trials of imetelstat for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

  •
  the patient eligibility criteria in the protocol;

  •
  the size of the patient population required for analysis of the trial's primary endpoint;

  •
  the proximity of patients to study sites;

  •
  the design of the trial;

  •
  Janssen's ability to recruit and retain clinical trial investigators with the appropriate competencies and experience;

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

        In addition, IMbark and IMerge compete, and potential future clinical trials of imetelstat will compete, with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and this competition will reduce the number and type of patients available to enroll in the imetelstat clinical trials. Since the number of qualified clinical investigators is limited, IMbark and IMerge are being conducted, and potential future clinical trials of imetelstat are expected to be conducted, at the same clinical trial sites that competitors use, which will reduce the number of patients who are available for the imetelstat clinical trials at such clinical trial sites. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into the imetelstat clinical trials.

        Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets or adversely affect the timing or outcome of IMbark and IMerge, or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat, either of which would delay the timing of the Continuation Decision from Janssen or could cause Janssen to terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics that delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential, which in each case could cause Janssen to terminate the Collaboration Agreement and which in turn would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

        Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of current or potential future clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia, when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed liver function test, or LFT, abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat studies. However, during the Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. In addition, adverse events previously observed in the ET Trial and the Pilot Study, such as LFT abnormalities, profound and prolonged thrombocytopenia and neutropenia, bleeding events, and other safety issues, including death, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, including LFT abnormalities, or severe hepatic, hemorrhagic, or new or unusual adverse events, the INDs for imetelstat may again be placed on clinical hold, as it was in March 2014, and Janssen may be delayed or precluded from further developing imetelstat.

        Serious adverse events observed in clinical trials could delay or prevent any regulatory approvals of imetelstat or could hinder or prevent market acceptance of imetelstat, which could cause Janssen to delay the timing of the Continuation Decision, terminate the Collaboration Agreement or cause Janssen to limit its commercialization of imetelstat to certain indications. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations.

        Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the protocol-specified primary analysis of IMbark, or, if IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, within approximately 24 months after the initiation of IMerge. The timing of Janssen's Continuation Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If IMbark is terminated early, placed on clinical hold or suspended by a regulatory authority for an extended period of time, or is otherwise unsuccessful, Janssen may delay the timing of the Continuation Decision or provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our financial results, business and business prospects, and the future of imetelstat, would be severely and adversely affected, which might cause us to cease operations.

        In addition, Janssen may terminate the Collaboration Agreement at any time for convenience. If Janssen terminates the Collaboration Agreement, then, depending on the timing of such event:

  •
  we would no longer have the right to receive any milestone payments or royalties under the Collaboration Agreement;

  •
  the development of imetelstat would be significantly delayed or terminated;

  •
  we would bear all of the risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization of imetelstat;

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

Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Failure by Janssen to manufacture or provide adequate clinical and commercial quantities of imetelstat on a timely basis, or at all, would result in a delay of clinical trials or regulatory approvals, or lost sales, and our business and business prospects could be severely harmed.

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

As a result of these risks, Janssen may not perform as agreed or may default in its obligations to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat or other clinical trial materials on a timely basis, or at required or applicable quality standards. Any such failure by Janssen could delay current and/or potential future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen's ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, our decision to exercise our U.S. Opt-In Rights must thereafter be made within a short timeframe and, as a result, we may be required to invest substantial capital based on limited clinical data and information.

        If Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, we must decide whether to elect to exercise our U.S. Opt-In Rights within a short timeframe following such a decision, and although we expect to receive information from Janssen regarding data from IMbark and IMerge, proposed future clinical development plans and costs for imetelstat, estimates in timing for commercializing imetelstat and related promotional activities, and a calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if we exercise our U.S. Opt-In Rights and imetelstat were to become unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

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

        We have exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen. Accordingly, we are relying exclusively upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat. To grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Such efforts have not yet resulted in any transaction, and may never result in a transaction. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. In addition, even if we succeed in identifying promising products, product candidates, programs or companies, we may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities, or the financial resources necessary to pursue them.

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

  •
  the strain on, and need to expand, our existing operational, technical, financial and administrative infrastructure;

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

        If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase our costs more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.

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

We are involved in securities-related legal actions that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

        Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

        We and certain of our officers have been named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi, but subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which are based on the same factual background, have been consolidated for all purposes, and are currently stayed to enable the parties to seek to resolve them. On November 23, 2016, the parties signed a Memorandum of Understanding that set forth material deal points of resolving the Class Action Lawsuits. On December 13, 2016, the parties filed a notice of settlement, which the California District Court signed on December 16, 2016, staying the Class Action Lawsuits pending final approval of a settlement. Final settlement of the Class Action Lawsuits is contingent upon, among other things, approval by the California District Court. Such approval, if any, is not expected until the end of 2017.

        Certain of our officers and directors were also named as defendants in four purported stockholder derivative lawsuits, two of which were filed in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, and two of which were filed in the California District Court. These cases were all based on the same factual background and were consolidated in their respective courts. On July 22, 2016, the parties entered into a stipulation to settle all claims in each of the foregoing derivative lawsuits in exchange for our agreement to (i) implement certain corporate governance refinements, and (ii) instruct our insurer to pay in full the plaintiffs' attorneys a total of $950,000. On August 19, 2016, the San Mateo County Court preliminarily approved the proposed settlement. On November 18, 2016, the San Mateo County Court issued an order granting final approval of the settlement and dismissing with prejudice the two derivative lawsuits filed in the San Mateo County Court. On December 6, 2016, the California District Court issued an order dismissing with prejudice the two derivative lawsuits filed in the California District Court. Accordingly, as of December 6, 2016, all of the derivative lawsuits have been fully and finally settled and dismissed.

        For a more complete discussion of the Class Action Lawsuits and the derivative lawsuits, see the section entitled "Legal Proceedings" under Item 3.

        It is possible that additional suits will be filed, or allegations received from stockholders naming us and/or our officers and directors as defendants with respect to these same or other matters, including, for example, allegations related to the duration and nature of follow-up conducted by Janssen or us of patients enrolled in current and potential future clinical trials of imetelstat, the nature and timing of our disclosures related to efficacy or safety data observed in current and potential future clinical trials of imetelstat, or serious adverse events encountered in current and potential future clinical trials of imetelstat. We could be forced to expend significant resources in the implementation of the corporate governance refinements required by the terms of the settlement for the derivative lawsuits, or in the settlement or defense of the Class Action Lawsuits or any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial condition.

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

        For example, as a result of possible disagreements with Janssen, we may become involved in litigation or arbitration, which would be time-consuming and expensive. Possible disagreements with Janssen could include disagreements regarding the development and/or commercialization of imetelstat, interpretation of the Collaboration Agreement and ownership of proprietary rights. In addition, in certain circumstances we may believe that a particular milestone under the Collaboration Agreement has been achieved, and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans. While the Collaboration Agreement provides for a joint governance structure to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, Janssen generally will, subject to limited exceptions, have the deciding vote in the event of any disagreement. In any event, the joint governance structure contemplated by the Collaboration Agreement will be dissolved in the event that Janssen makes a Continuation Decision, but we do not exercise our U.S. Opt-In Rights, which would preclude our ability to participate in any further decision-making for imetelstat. Reliance on a joint governance structure also subjects us to the risk that changes in key Janssen management personnel that are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude imetelstat development and/or commercialization.

        Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.

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

        The Collaboration Agreement could result in litigation arising out of any claims that our stockholders suffered financial losses due to the transaction, the approval of our stockholders was required under applicable law or otherwise should have been obtained prior to the completion of the transaction, or that our officers and directors breached their fiduciary duties in connection with the approval and completion of the transaction. Although we believe that stockholder approval was not required under applicable law in order to complete our transaction with Janssen, and therefore we neither sought nor intend to seek such stockholder approval, it is possible that persons who were stockholders at the time of the applicable transaction may claim that their approval was required, in which case litigation could follow, which could result in substantial damages to us and/or could negatively affect our rights and obligations, or result in the termination of, the Collaboration Agreement.

        Likewise, our stockholders may believe that the financial and other terms of the Collaboration Agreement are not favorable to either us or our stockholders, including any belief that the potential payments we may receive under the Collaboration Agreement are inadequate. Litigation brought by our stockholders challenging the validity of, or financial losses resulting from, these transactions could also result in claims against us by Janssen, and the Collaboration Agreement provides for indemnification by us of Janssen against all losses and expenses relating to breaches of our representations, warranties and covenants in the Collaboration Agreement, which could expose us to further financial obligations and damages. The occurrence of any one or more of the above could have a significant adverse impact on our business and financial condition.

        In addition, if the results of our business and collaboration activities are not successful, including without limitation, if our Collaboration Agreement with Janssen is terminated or is otherwise unsuccessful, then our stock price would decline significantly, and future litigation may result. A decision adverse to our interests in any such lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial condition or could otherwise severely harm our business.

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

        Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be delayed or abandoned, even after significant resources have been expended on it. Examples of such decisions include the discontinuation of our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, the discontinuation our development of imetelstat in solid tumors with short telomeres in April 2013, and Janssen's determinations in the third quarter of 2016 to close the 4.7 mg/kg dosing arm in IMbark to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm in IMbark because an insufficient number of patients in the 9.4 mg/kg dosing arm met the protocol defined interim efficacy criteria at 12 weeks. Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on the future of imetelstat and our business prospects and likely result in the failure of our business.

Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary data, particularly as more patient data become available.

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

        Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including the Pilot Study, as well as the results of the initial internal interim data reviews conducted by Janssen in the third quarter of 2016 for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in the Pilot Study, IMbark or IMerge or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial and the Pilot Study and the results obtained by Janssen in the initial internal interim data reviews conducted by Janssen for IMbark and IMerge, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound and prolonged thrombocytopenia and neutropenia and other safety issues, including death, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the Pilot Study, have also been observed in the internal interim data reviews conducted by Janssen of IMbark and IMerge. Since remaining patients previously enrolled in the Pilot Study, as well as patients currently enrolled in IMbark and IMerge, continue to receive imetelstat, safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the Pilot Study, as well as determinations made by Janssen based on its initial internal reviews of data for IMbark and IMerge. If additional, new or more severe adverse events occur in current imetelstat clinical trials, including the Pilot Study, IMbark and IMerge, such trials could be discontinued by Janssen or the IND for imetelstat may again be placed on clinical hold, as it was in March 2014. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

        In addition, from time-to-time, preliminary or interim data from current clinical trials, such as the ongoing Pilot Study, IMbark and IMerge, or potential future clinical trials may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, and preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015. Since such data are preliminary, the final data from any protocol-specified primary analysis which may be conducted, or any future analyses of the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, may be materially different. Material adverse differences in the final data, compared to preliminary or interim data, from the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, delay its Continuation Decision, or terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Even if final safety and/or efficacy data from the Pilot Study, IMbark or IMerge or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS. Preliminary or interim results from the Pilot Study, IMbark or IMerge reported by us, Janssen or by the investigator in the Pilot Study may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment.

        Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because previously enrolled patients who remain on study continue to receive imetelstat in the Pilot Study, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in the Pilot Study as patient treatment continues and more data become available. Likewise, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed in IMbark and IMerge, particularly given the larger target patient enrollment in those studies. Since IMbark, IMerge and the Pilot Study are ongoing studies in which additional data are being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

  •
  the commencement, continuation and/or completion of any current ongoing clinical trials, including IMbark, IMerge and the Pilot Study, or potential future clinical trials would likely be delayed, for example by being placed on a clinical hold, halted or prohibited; or

  •
  additional, unexpected clinical trials or preclinical studies may be required to be conducted.

The occurrence of any of these events could cause Janssen to delay its Continuation Decision, or abandon the development of imetelstat entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

Obtaining regulatory clearances and approvals to develop and market imetelstat in the United States and other countries is a costly and lengthy process, and we cannot predict whether or when regulatory authorities will permit additional imetelstat development or approve imetelstat for commercial sale.

        Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example in June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies, including us and Janssen, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. Likewise, the new Trump Administration has and will appoint and employ many new secretaries, directors and the like into positions of authority in the U.S. federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for pharmaceuticals. Such changes could adversely affect and/or delay the ability of Janssen to obtain approval of, and market and sell, imetelstat in the United States. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

        Prior to initiating potential future clinical trials of imetelstat, clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments regarding protocols for potential future clinical trials of imetelstat from these agencies that must be addressed would likely delay further clinical development of imetelstat which could cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Similarly, questions or comments from regulatory authorities on any protocol amendments of IMbark or IMerge, could potentially delay the timing of any Continuation Decision by Janssen.

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

        If the interpretation by us or Janssen of safety and efficacy data obtained from preclinical and clinical studies varies from interpretations by the FDA or regulatory authorities in other countries, this would likely delay, limit or prevent further development and approval of imetelstat which may cause Janssen to terminate the Collaboration Agreement. For example, the FDA and regulatory authorities in other countries may require more or different data than what has been generated from our preclinical studies and previous or ongoing clinical trials, such as IMbark, IMerge or the Pilot Study. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory policy during the period of product development and/or the period of review of any application for regulatory approval for imetelstat.

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

        Even if the necessary time and resources are committed by Janssen, the required regulatory clearances and approvals may not be obtained for imetelstat. Further, if regulatory clearances and approvals are obtained to commence commercial sales of imetelstat, they may impose significant limitations on the indicated uses or other aspects of the product label for which imetelstat can be marketed. An approval might also be contingent on the performance of costly additional post-marketing clinical trials. The occurrence of any of these events could limit the potential commercial use of imetelstat, and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could reduce the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us under the Collaboration Agreement. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

  •
  criminal prosecution.

The imposition of any of these penalties or other commercial limitations could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, either of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Under the Collaboration Agreement, if we develop imetelstat independently under our own IDP, the success of that IDP depends on our ability to provide adequate financial and technical resources.

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for preclinical and clinical activities, and commercialization. In addition, any decision by Janssen to self-manufacture imetelstat, change third-party contractor manufacturers or make changes to manufacturing processes, product vial size or packaging, or formulations for imetelstat, could result in manufacturing delays. Manufacturing delays could adversely impact the completion of current clinical trials, such as IMbark and IMerge, or the initiation of potential future clinical trials, which may cause Janssen to terminate the Collaboration Agreement or delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

        Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small-molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. Janssen may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Failure to achieve necessary cost reductions could result in decreased sales and reduced royalties for us, could negatively impact our collaboration with Janssen or could cause Janssen to terminate the Collaboration Agreement, any of which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

        Protection of our proprietary technology is critically important to our business, especially with respect to our collaboration with Janssen. Our success will depend in part on our ability to obtain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. Our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us or Janssen. In the event that we are unsuccessful in obtaining and enforcing our patents and other intellectual property rights, the value of our technologies and imetelstat will be adversely affected, and we or Janssen may not be able or willing to further develop or commercialize imetelstat. Loss or impairment of our intellectual property related to imetelstat might delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore delay or halt the payment of potential milestone payments to us under the Collaboration Agreement. Further, if imetelstat is approved for commercial sale, such events could impair Janssen's ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

        Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and changes providing opportunities for third parties to challenge any issued patent in the U.S. Patent and Trademark Office, or the Patent Office. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in U.S. federal court, a third party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party could attempt to use the Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Significant impairment of our imetelstat patent rights would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

        Our patents may be challenged through administrative or judicial proceedings, which could result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Our pending patent applications, or our issued patents, may be drawn into interference proceedings or be challenged through post-grant review procedures or litigation, any of which could delay or prevent the issuance of patents, or result in the loss of issued patent rights.

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

        As more groups become engaged in scientific research and product development in the areas of telomerase biology, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, IPRs, post-grant proceedings, oppositions, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, or could otherwise have a material adverse effect on our business, and might cause us to cease operations, by:

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

        The commercial success of imetelstat will depend upon our and Janssen's ability to research, develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we or Janssen may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to imetelstat, and while we believe these patents will expire before imetelstat is commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us and/or Janssen in the future. Under the Collaboration Agreement, we are obligated under certain circumstances to indemnify Janssen from any claim of infringement of the patent rights of third parties in Janssen's development, manufacture or commercialization of imetelstat, or to obtain unblocking licenses from such third parties, at our cost.

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

        We or Janssen may become aware of discoveries and technologies controlled by third parties that are advantageous to developing or manufacturing imetelstat. Under such circumstances, we or Janssen may initiate negotiations for licenses to other technologies as the need or opportunity arises. We or Janssen may not be able to obtain a license to a technology required for the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our or Janssen's failure to comply with the obligations under such licenses. If we or Janssen do not obtain a necessary license or if such a license is terminated, we or Janssen may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause delays in the development efforts for imetelstat and could increase the development and/or production costs of imetelstat. In cases where we or Janssen are unable to license necessary technologies, we and/or Janssen could be subject to litigation and prevented from researching, developing, manufacturing or commercializing imetelstat, and in certain circumstances we may be required to indemnify Janssen for infringement claims arising from Janssen's research, development, manufacture or commercialization of imetelstat, which could materially and adversely impact our business. Failure by us or Janssen to obtain rights to alternative technologies or a license to any technology that may be required to research, develop, manufacture or commercialize imetelstat would delay potential future clinical trials of imetelstat and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if imetelstat is approved for commercial sale, could impair Janssen's ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our business, and might cause us to cease operations.

We may become involved in disputes with Janssen or any past or future collaborator(s) over intellectual property inventorship or ownership, and publications by us or Janssen, or by investigators, scientific consultants, research collaborators or others could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

        Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Janssen, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship and ownership of those inventions. These disputes could be costly and time-consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by us and/or Janssen. Publications by us or Janssen, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements or otherwise, may impair the ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

        In May 2016, the Defend Trade Secrets Act of 2016, or the DTSA, was enacted, providing a federal cause of action for misappropriation of trade secrets. Under the DTSA, an employer may not collect enhanced damages or attorney fees from an employee or contractor in a trade secret dispute brought under the DTSA, unless certain advanced provisions are observed. We cannot provide assurance that our existing agreements with employees and contractors contain notice provisions that would enable us to seek enhanced damages or attorneys' fees in the event of any dispute for misappropriation of trade secrets brought under the DTSA.

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

        In addition, our data security and information technology systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could result in increased costs or loss of revenue as a result of:

  •
  harm to our reputation;

  •
  additional compliance obligations under federal and/or state breach notification laws;

  •
  requirements for mandatory corrective action to be taken by us; and

  •
  requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

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

        Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of December 31, 2016, our accumulated deficit was approximately $957.9 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

        Substantially all of our revenues to date have been payments under collaborative agreements and milestones, royalties and other revenues from our licensing arrangements. Any revenues generated from our licensing arrangements or ongoing collaborative agreements, including the Collaboration

Agreement with Janssen, may not be sufficient alone to sustain our operations. For example, we expect revenues under our license agreements related to our telomerase technology to decline significantly in the coming years, and to be eliminated by the end of 2019, due to upcoming patent expirations on such technology. In addition, there can be no assurance that we will receive any milestone payments or royalties from Janssen in the future. We may be unsuccessful in entering into any new corporate collaboration, partnership or license agreements that result in revenues, or existing collaborative agreements or license arrangements, such as the Collaboration Agreement with Janssen, may be terminated or expire.

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

  •
  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbark or IMerge under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

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

  •
  changes or delays in Janssen's development plans for imetelstat, including changes which may result from interim data reviews or any future clinical holds on any INDs for imetelstat;

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

  •
  expenses associated with the pending class action securities lawsuits, as well as any other litigation; and

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

        In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations.

        Further, if the Collaboration Agreement is terminated, including as a result of Janssen's failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

        Our ability to raise additional funds will be severely impaired in the event of:

  •
  changes or delays in Janssen's development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or interim data reviews;

  •
  a failure to show adequate safety or efficacy of imetelstat in current or potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

  •
  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

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

        Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities which could adversely impact our financial position.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.

        Historically, our stock price has been extremely volatile. Between January 1, 2007 and December 31, 2016, our stock has traded as high as $9.85 per share and as low as $0.91 per share. Between January 1, 2014 and December 31, 2016, the price has ranged between a high of $5.92 per share and a low of $1.39 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

  •
  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, or to amend any clinical trial protocol with respect to the conduct of a current clinical trial;

  •
  developments in our collaboration with Janssen, including the termination, modification or amendment of the Collaboration Agreement, or disputes regarding the collaboration;

  •
  announcements regarding the research and development of imetelstat, including results of, delays in, discontinuation of, or modifications to any clinical trials of imetelstat, and investor perceptions thereof;

  •
  announcements regarding the safety of imetelstat, including announcements similar to our March 2014 announcements that the FDA had placed a full clinical hold on our IND for imetelstat and a partial clinical hold on the investigator's IND for the Pilot Study due to safety concerns;

  •
  announcements regarding plans to discontinue any imetelstat clinical trials, including IMbark or IMerge;

  •
  announcements regarding regulatory developments concerning imetelstat;

  •
  the experimental nature of imetelstat;

  •
  perception by our stockholders about the adequacy of potential payments we may receive under the Collaboration Agreement;

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

  •
  announcements concerning imetelstat proprietary rights;

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

        Our common stock is currently traded on the Nasdaq Global Select Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ's listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

        The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of December 31, 2016, we had 300,000,000 shares of common stock authorized for issuance and 159,158,636 shares of common stock outstanding. In addition, we had reserved 30,148,830 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of December 31, 2016. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

        Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must provide an opinion annually on the effectiveness of our internal control over financial reporting.

        The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

        Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation's ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma, and momelotinib by Gilead Sciences, Inc., or Gilead, which have reported results from Phase 3 clinical trials, and other inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc., as well as several investigational treatments in early phase testing such as histone deacetylase inhibitors, interleukin-3 receptor targeted agents, inhibitors of heat shock protein 90, hypomethylating agents, PI3 Kinase and mTOR inhibitors, anti-fibrosis antibodies, hedgehog and SMO inhibitors, PIM kinase inhibitors, IAP inhibitors, anti-LOX2 inhibitors, recombinant pentraxin 2 protein, KIP-1 activators, TGF-beta superfamily inhibitors, FLT inhibitors, and other tyrosine kinase inhibitors.

        If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; aminopeptidase inhibitor, such as tosedostat by CTI Biopharma; TLR2-specific antibodies; anti-CD33 antibodies; Fas ligand inhibitors; and JAK-STAT pathway inhibitors.

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

        As a result of the foregoing, competitors may develop more commercially desirable or affordable products than imetelstat, or achieve earlier patent protection or product commercialization than us or Janssen. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to imetelstat. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by imetelstat. Competitors may develop products that are safer, more effective, or less costly than imetelstat, or more convenient to administer to patients and, therefore, present a serious competitive threat to imetelstat. In addition, competitors may price their products below what Janssen may determine to be an acceptable price for imetelstat, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than imetelstat. Such competitive products or activities by competitors may render imetelstat obsolete, which may cause Janssen to terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

        The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. Janssen may be unable to demonstrate any pharmacoeconomic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for hematologic myeloid malignancies. Third-party payors may decide that any potential improvement that imetelstat may provide to clinical outcomes in hematologic myeloid malignancies is not adequate to justify the costs of treatment with imetelstat. If third-party payors do not view imetelstat as offering a better balance between clinical benefit and treatment cost compared to standard-of-care therapies or other treatment modalities currently in development, imetelstat may not be commercially viable. If the health care community does not accept imetelstat for any of the foregoing reasons, or for any other reason, our ability to earn potential milestone payments and royalties under the Collaboration Agreement with Janssen would be negatively impacted and our business and business prospects would be severely and adversely affected.

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

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

  •
  the federal false claims and civil monetary penalties laws, including the civil False Claims Act and its qui tam or whistleblower provisions, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

  •
  the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers, and healthcare entities, or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, or ACA, became law and substantially changed the way healthcare will be financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains a number of provisions that may have a significant impact on our business.

        While the Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA are likely to be brought in the future. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot assure that the ACA, as currently enacted or as amended in the future, or any legislation that may replace the ACA, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, signed into law in January 2013, among other things, also reduced Medicare payments to certain providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

        In the future, we anticipate additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices, or the amounts of reimbursement available for imetelstat. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on the potential royalties under the Collaboration Agreement with Janssen on worldwide net sales of imetelstat, if approved.

        Cost control initiatives also could decrease the price that Janssen may receive for imetelstat in the future. If imetelstat is not considered cost-effective or adequate third-party reimbursement for the users of imetelstat cannot be obtained, then Janssen may be unable to maintain price levels sufficient to realize an appropriate return on the investment in imetelstat, which would have a material adverse effect on our ability to earn potential milestone payments and royalties under the Collaboration Agreement, or could cause Janssen to terminate the Collaboration Agreement. Any of these events would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

ITEM 3.    LEGAL PROCEEDINGS

        On March 14, 2014, the first of two substantially similar purported class action securities lawsuits, or the Class Action Lawsuits, was filed in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The second such lawsuit was filed on March 28, 2014. On June 6, 2014, a securities lawsuit, not styled as a class action, was filed in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. This lawsuit was based on the same factual background as the Class Action Lawsuits.

        On June 30, 2014, the Class Action Lawsuits were consolidated for all purposes into a single case, and on November 4, 2014, the securities lawsuit filed in the Mississippi District Court was transferred and also consolidated into the Class Action Lawsuits. The California District Court appointed a lead plaintiff and lead counsel for the Class Action Lawsuits on June 30, 2014. On September 19, 2014, the lead plaintiff filed his consolidated amended complaint which alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us, including that we allegedly failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in the Phase 2 clinical trial of imetelstat in essential thrombocythemia, or the ET Trial, and the potential risk of chronic liver injury following long-term exposure to imetelstat. The consolidated amended complaint seeks unspecified damages and an award of reasonable costs and expenses, including attorneys' fees. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint.

        On September 9, 2016, the California District Court signed an order temporarily staying the Class Action Lawsuits to enable the parties to seek to resolve the Class Action Lawsuits. On November 23, 2016, the parties signed a Memorandum of Understanding that set forth material deal points of resolving the Class Action Lawsuits. On December 13, 2016, the parties filed a notice of settlement, which the California District Court signed on December 16, 2016, staying the Class Action Lawsuits pending final approval of a settlement. Final settlement of the Class Action Lawsuits is contingent upon, among other things, approval by the California District Court. Such approval, if any, is not expected until the end of 2017.

        On April 21, 2014, a stockholder purporting to act on our behalf filed a derivative lawsuit in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, against certain of our officers and directors. On June 26, 2015 and June 29, 2015, respectively, substantially similar purported stockholder derivative lawsuits were filed in the California District Court, and on August 25, 2016 another similar purported stockholder derivative lawsuit was filed in the San Mateo County Court. The two derivative cases filed in the California District Court were consolidated on August 17, 2015, and the two derivative cases filed in the San Mateo County Court were consolidated on September 25, 2015. All of these lawsuits alleged breaches of fiduciary duties by the defendants and other violations of law, and generally that the defendants caused or allowed the dissemination of allegedly false and misleading statements related to the ET Trial. On July 22, 2016, a stipulation of settlement and a motion of preliminary approval was filed in the San Mateo County Court to settle all claims in each of the foregoing derivative lawsuits in exchange for our agreement to (i) implement certain corporate governance refinements and (ii) instruct our insurer to pay in full the plaintiffs' attorneys a total of $950,000. On August 19, 2016, the San Mateo County Court preliminarily approved the proposed settlement. On November 18, 2016, the San Mateo County Court issued an order granting final approval of the settlement and dismissing with prejudice the two derivative cases filed in the San Mateo County Court. On December 6, 2016, the California District Court issued an order dismissing with prejudice the two derivative lawsuits filed in the California District Court. Accordingly, as of December 6, 2016, all of the derivative lawsuits have been fully and finally settled and dismissed. As of December 31, 2016, we have implemented the corporate governance refinements specified in the stipulation of settlement and our insurers have paid the settlement amount in full to the plaintiffs' attorneys.

        It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. The Class Action Lawsuits and any other lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We could be forced to expend significant resources in the implementation of the corporate governance refinements required by the terms of the settlement for the derivative lawsuits, or in the settlement or defense of the Class Action Lawsuits or any other lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders' investment in our common stock.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is quoted on the Nasdaq Global Select Market under the symbol GERN. The high and low intraday sales prices as reported by the Nasdaq Global Select Market of our common stock for each of the quarters in the years ended December 31, 2016 and 2015 were as follows:

	High	Low
Year ended December 31, 2016:
First quarter	$4.77	$2.30
Second quarter	$3.35	$2.42
Third quarter	$3.13	$1.84
Fourth quarter	$2.45	$1.81
Year ended December 31, 2015:
First quarter	$4.49	$2.70
Second quarter	$4.47	$3.52
Third quarter	$4.67	$2.60
Fourth quarter	$5.30	$2.60

        As of February 21, 2017, there were approximately 603 stockholders of record of our common stock. This number does not include "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price. On February 21, 2017, the closing sales price for our common stock was $2.20 per share.

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

Performance Measurement Comparison(1)

        The following graph compares total stockholder returns of Geron Corporation for the last five fiscal years beginning December 30, 2011 to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Stock Market-U.S. Companies, or the Nasdaq-US, and the Nasdaq Biotech Index, or the Nasdaq-Biotech. The total return for our stock and for each index assumes the reinvestment of dividends, although we have never declared cash dividends on Geron stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Select Market, or NGSM. The Nasdaq-Biotech, which is calculated and supplied by Nasdaq, represents biotechnology companies trading on Nasdaq under the Standard Industrial Classification (SIC) Code No. 283 Drugs main category (2833—Medicinals & Botanicals, 2834—Pharmaceutical Preparations, 2835—Diagnostic Substances, 2836—Biological Products). Geron common stock trades on the NGSM and is a component of both the Nasdaq-US and the Nasdaq-Biotech. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

 Comparison of Five Year Cumulative Total Return on Investment Among
Geron Corporation, the Nasdaq-US Index and the Nasdaq-Biotech Index(2)

(1)
This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Geron Corporation under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
Shows the cumulative total return on investment assuming an investment of $100 in each of Geron, the Nasdaq-US and the Nasdaq-Biotech on December 30, 2011. The cumulative total return on Geron stock has been computed based on a price of $1.48 per share, the price at which Geron common stock closed on December 30, 2011.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2016, there were no unregistered sales of equity securities by us.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Collaboration revenue(1)	$—	$35,000	$—	$—	$—
License fees and royalties(2)	6,162	1,371	1,153	1,283	2,709

Total revenues	6,162	36,371	1,153	1,283	2,709
Operating expenses:
Research and development	18,047	17,831	20,707	23,155	51,368
Restructuring charges(3)	—	1,306	—	1,462	2,702
General and administrative	18,761	17,793	16,758	15,624	20,397

Total operating expenses	36,808	36,930	37,465	40,241	74,467

Loss from operations	(30,646)	(559)	(36,312)	(38,958)	(71,758)
Unrealized gain (loss) on derivatives	—	16	351	(316)	13
Interest and other income	1,192	677	373	951	3,097
Interest and other expense	(83)	(88)	(82)	(56)	(233)

Net (loss) income	$(29,537)	$46	$(35,670)	$(38,379)	$(68,881)

Net (loss) income per share:
Basic	$(0.19)	$0.00	$(0.23)	$(0.30)	$(0.54)

Diluted	$(0.19)	$0.00	$(0.23)	$(0.30)	$(0.54)

Shares used in computing net (loss) income per share:
Basic	159,045,644	158,036,162	153,540,341	128,380,800	126,941,024

Diluted	159,045,644	162,663,894	153,540,341	128,380,800	126,941,024

(1)
In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, pursuant to which we granted to Janssen Biotech Inc., or Janssen, the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment, which was classified as deferred revenue on our balance sheet as of December 31, 2014. Upon delivery of the imetelstat license rights and completion of our performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement, we fully recognized the $35 million upfront payment as collaboration revenue in the third quarter of 2015.

(2)
In September 2016, we entered into a license agreement, or License Agreement, with Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, pursuant to which we granted to Janssen Pharmaceuticals an exclusive worldwide license under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference, or RNAi, for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and products whose predominant or primary mechanism of action is telomerase inhibition. In accordance with the terms of the License Agreement, we received $5 million from Janssen Pharmaceuticals as an upfront payment, which we recognized as license fee revenue in the third quarter of 2016 upon our delivery of the license rights and transfer of know-how to Janssen Pharmaceuticals under the License Agreement.

(3)
In March 2015, we implemented an organizational resizing which resulted in aggregate restructuring charges of approximately $1.3 million in 2015. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. See Note 6 on Restructuring in Notes to Financial Statements of this annual report on Form 10-K.

  In April 2013, we discontinued our discovery research programs and companion diagnostics program based on telomere length and closed our research laboratory facility located at 200 Constitution Drive, Menlo Park, California. In connection with this restructuring, we incurred aggregate restructuring charges of approximately $1.4 million in 2013. All actions associated with this restructuring were completed in 2013, and we do not anticipate incurring any further charges in connection with this restructuring.

  In December 2012, we discontinued development of GRN1005, a product candidate that we previously exclusively in-licensed. In connection with this restructuring, we incurred aggregate restructuring charges of approximately $2.8 million, of which $2.7 million was recorded in 2012 and $92,000 was recorded in 2013. All actions associated with this restructuring were completed in 2013, and we do not anticipate incurring any further charges in connection with this restructuring.

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash, restricted cash, cash equivalents and marketable securities	$129,067	$146,700	$170,639	$66,019	$96,329
Working capital	108,243	109,258	111,607	59,470	84,269
Total assets	130,249	148,760	172,511	67,344	99,801
Accumulated deficit	(957,924)	(928,387)	(928,433)	(892,763)	(854,384)
Total stockholders' equity	122,380	142,126	130,712	59,757	85,653

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The following discussion should be read in conjunction with the section entitled "Business" in Part I, Item 1 and the audited financial statements and notes thereto included in Part II, Item 8 of this annual report on Form 10-K.

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

        In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment. Additional consideration under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and sales milestones, as well as royalties on worldwide net sales of imetelstat.

        Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently conducting two clinical trials of imetelstat: IMbark, a Phase 2 trial in MF, in which the first patient was dosed in September 2015; and IMerge, a Phase 2/3 trial in myelodysplastic syndromes, or MDS, in which the first patient was dosed in January 2016. We are contributing 50% of the development costs for these studies, which Janssen is solely conducting. For a further discussion of the Collaboration Agreement, see Note 4 on License Agreements in Notes to Financial Statements of this annual report on Form 10-K.

        In September 2016, Janssen completed planned internal reviews of data from both IMbark and IMerge. Following these internal reviews, Janssen determined to continue the trials in order to obtain additional and more mature data. In the first quarter of 2017, Janssen initiated the process for the second internal data reviews for both IMbark and IMerge, which will include comprehensive analyses encompassing safety, efficacy, pharmacokinetic and pharmacodynamic data, as well as other exploratory assessments, such as cytogenetic and molecular data. We expect the outcomes from the second internal data reviews, regulatory considerations and the totality of other program information, including the evolving treatment landscapes in MF and MDS, to inform Janssen's decisions regarding future development plans for imetelstat. Following the second internal data reviews, we expect Janssen could decide to resume, modify or terminate IMbark, IMerge, the imetelstat program or the Collaboration Agreement. We expect Janssen's decision-making regarding IMbark, IMerge, the imetelstat program or the Collaboration Agreement to occur in the second quarter of 2017. Janssen's decisions regarding future development plans for imetelstat, if any, may be subject to subsequent regulatory feedback. While patients remaining in the treatment phase of IMbark and IMerge continue to be dosed with imetelstat, new patient enrollment in both trials currently is suspended until completion of the second internal data reviews.

        We had approximately $129.1 million in cash and investments as of December 31, 2016. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of December 31, 2016, we had an accumulated deficit of $957.9 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

        Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. In addition, if Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, including with respect to conducting future additional or further data reviews of IMbark or IMerge, or at all, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of our financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for financial instruments measured at fair value on our balance sheets, including the category for such financial instruments.

        Financial instruments classified as Level 1 include money market funds and certificates of deposit, representing 9% of our total financial instruments classified as assets measured at fair value as of December 31, 2016. Financial instruments classified as Level 2 include U.S. government-sponsored enterprise securities, commercial paper and corporate notes, representing 91% of our total financial instruments classified as assets measured at fair value as of December 31, 2016. The price for each security at the measurement date is derived from various sources. Periodically, we assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers from broker quotes as well as reviewing the pricing methodologies used by our portfolio managers. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers' prices.

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

        Since our inception, substantially all of our revenues have been generated from license and collaboration agreements. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner or licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner or licensee can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

        Revenue recognition for licenses and collaboration agreements requires significant judgment. We evaluate the deliverables under an arrangement and estimate the fair value of those deliverables. We also assess the substantive nature of milestones. Our assessments and estimates are based on contractual terms, historical experience and general industry practice. Revisions in these values or estimations have the effect of increasing or decreasing license fee or collaboration revenue in the period of revision. As of December 31, 2016, we have not made any revisions to revenue recognition estimates and we do not expect revisions to currently active agreements in the future.

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

Valuation of Stock-Based Compensation

        We measure and recognize compensation expense for all share-based payment awards to our employees and directors, including stock options, restricted stock awards and employee stock purchases related to our Employee Stock Purchase Plan, or ESPP, based on estimated grant-date fair values for these instruments. The grant-date fair value of share-based payment awards is amortized over the vesting period of the awards using a straight-line method and reduced for estimated forfeitures. We use the Black Scholes option-pricing model to estimate the grant-date fair value of our stock options and employee stock purchases.

        Option-pricing valuation model assumptions, such as expected volatility, expected term and risk-free interest rate, impact the fair value estimate. Expected volatilities are based on historical volatilities of our stock since traded options on Geron common stock do not correspond to option terms and trading volume of options is limited. The expected term of options represents the period of time that options granted are expected to be outstanding. In deriving this assumption, we review actual historical exercise and post-vesting cancellation data and the remaining outstanding options not yet exercised or cancelled. The expected term of employees' purchase rights under our ESPP is equal to the purchase period. The risk-free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeiture rates are estimated based on historical data and are adjusted, if necessary, over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

        Prior to 2012, we granted restricted stock awards to employees and non-employee directors with service-based vesting schedules that generally vested annually over four years. The grant-date fair value for service-based restricted stock awards was determined using the fair value of our common stock on the date of grant. The grant-date fair value was amortized as stock-based compensation expense over the requisite service period of the award, which was generally the vesting period, on a straight-line basis and was reduced for estimated forfeitures, as applicable.

        Compensation expense recognized for share-based payment awards to employees and directors was $8.2 million, $8.4 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, total compensation cost related to unvested share-based payment awards not yet recognized, net of estimated forfeitures, was $10.1 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

        We evaluate the assumptions used in estimating grant-date fair values of our share-based payment awards by reviewing current trends in comparison to historical data on an annual basis. We have not revised the methods by which we derive assumptions in order to estimate grant-date fair values of our share-based payment awards. If factors change and we employ different assumptions in future periods, the stock-based compensation expense that we record for share-based payment awards to employees and directors may differ significantly from what we have recorded in the current period.

        For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of: (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty's performance is complete. We recognized stock-based compensation expense of $104,000, $311,000 and $94,000 for the vested portion of the fair value of non-employee stock options and restricted stock awards in our statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Results of Operations

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based primarily upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in-license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in the third quarter of 2015 in connection with the upfront payment from Janssen under the Collaboration Agreement. However, we expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, regulatory approval, manufacture and commercialization of imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

Collaboration Revenue

        Upon the effectiveness of the Collaboration Agreement with Janssen in December 2014, we received $35 million as an upfront payment, which we classified as deferred revenue upon receipt. We determined delivery of the imetelstat license rights granted by us to Janssen, together with our performance of the technology transfer-related activities outlined in the Collaboration Agreement, represented the sole non-contingent deliverable associated with the upfront payment. Therefore, we accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35 million upfront payment from Janssen as collaboration revenue on our statements of operations during the third quarter of 2015. No further payments have been made by Janssen to us in 2016. Any future collaboration revenue is substantially dependent on Janssen's ability to successfully develop and commercialize imetelstat in accordance with the Collaboration Agreement. See further discussion of revenue recognition for the Collaboration Agreement in Note 4 on License Agreements in Notes to Financial Statements of this annual report on Form 10-K.

License Fees and Royalties

        In addition to the Collaboration Agreement with Janssen for imetelstat, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we have granted certain rights to our non-imetelstat related technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. We recognized license fee revenues of $5.6 million, $722,000 and $738,000 in 2016, 2015 and 2014, respectively, related to our various agreements. The increase in license fee revenues in 2016 compared to 2015 primarily reflects the full recognition of an upfront payment of $5 million from Janssen Pharmaceuticals under the License Agreement that was executed in September 2016 related to license rights to commercialize products based on specialized oligonucleotide backbone chemistry and novel amidates for RNAi for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and products whose predominant or primary mechanism of action is telomerase inhibition. The decrease in license fee revenues in 2015 compared to 2014 primarily reflects the receipt of higher license payments in 2014 for research licenses related to our hTERT technology.

        We determined delivery of the license rights granted by us to Janssen Pharmaceuticals under the License Agreement, together with the transfer of certain know-how necessary for the research, development and commercialization of products under the License Agreement, represented the sole non-contingent deliverable under the License Agreement. Accordingly, we accounted for our delivery of the license rights and transfer of know-how under the License Agreement as a single unit of accounting. Since we completed the delivery of the license rights and transfer of know-how to Janssen Pharmaceuticals under the License Agreement during the third quarter of 2016, we fully recognized the upfront payment from Janssen Pharmaceuticals as license fee revenue on our statements of operations in the third quarter of 2016. Since the research and development of the technology we licensed to Janssen Pharmaceuticals under the License Agreement is at a very early stage, we do not expect significant milestone payments under the License Agreement unless and until a product that utilizes or incorporates the licensed technology enters clinical development and receives marketing approval, which may take many years, if ever. As such, future revenues under the License Agreement involve a substantial degree of uncertainty and risk that they may never be realized. See further discussion of revenue recognition for the License Agreement in Note 4 on License Agreements in Notes to Financial Statements of this annual report on Form 10-K.

        We recognized royalty revenues of $537,000, $649,000 and $415,000 in 2016, 2015 and 2014, respectively, on product sales of telomerase detection and telomere measurement kits to the research-use-only market, cell-based research products and nutritional products. The decrease in royalty revenues in 2016 compared to 2015 primarily reflects lower product sales by our licensees. The increase in royalty revenues in 2015 compared to 2014 primarily reflects higher product sales by our licensees.

        Future license fee and royalty revenues are dependent on additional agreements being signed, if any, current agreements being maintained and the underlying patent rights for the licenses remaining active. We expect revenues under our license agreements related to our hTERT technology to decline significantly in the coming years, and to be eliminated by the end of 2019, due to upcoming patent expirations on such technology. Current revenues may not be predictive of future revenues.

Research and Development Expenses

        During the years ended December 31, 2016, 2015 and 2014, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the years ended December 31, 2016 and 2015, direct external expenses primarily consisted of our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement. For the year ended December 31, 2014, direct external expenses primarily consisted of costs paid to outside parties to perform laboratory studies, develop manufacturing processes and manufacture raw materials and clinical trial drug materials, conduct and manage clinical trials, and provide advice and consultation for scientific and clinical strategies. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

        Research and development expenses were $18.0 million, $17.8 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in research and development expenses in 2016 compared to 2015 primarily reflects the net result of higher direct external costs for our proportionate share of clinical development expenses under the Collaboration Agreement with Janssen, partially offset by reduced personnel related expenses and research related overhead as a result of the March 2015 restructuring and lower direct external expenses for the manufacturing of imetelstat drug product. The decrease in research and development expenses in 2015 compared to 2014 primarily reflects the net result of lower personnel related expenses and research related overhead as a result of the March 2015 restructuring and lower direct external expenses for the manufacturing of imetelstat drug product, partially offset by higher direct external costs for our proportionate share of clinical development expenses under the Collaboration Agreement with Janssen.

        Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Direct external research and development expenses:
Clinical program: Imetelstat	$14,695	$9,574	$8,901
Personnel related expenses	2,729	6,478	9,674
All other research and development expenses	623	1,779	2,132

Total	$18,047	$17,831	$20,707

        At this time, we cannot provide reliable estimates of how much time or investment will be necessary to commercialize imetelstat. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat in collaboration with Janssen, see the sub-sections entitled "Risks Related to Our Business" and "Risks Related to Clinical and Commercialization Activities" in Part I, Item 1A entitled "Risk Factors" and elsewhere in this annual report on Form 10-K.

Restructuring Charges

        In March 2015, in connection with projected reduced operational demands as a result of the Collaboration Agreement with Janssen, we implemented an organizational resizing which resulted in aggregate restructuring charges of approximately $1.3 million in 2015 related to one-time termination benefits, including $307,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. See Note 6 on Restructuring in Notes to Financial Statements of this annual report on Form 10-K for further discussion of the restructuring charges.

General and Administrative Expenses

        General and administrative expenses were $18.8 million, $17.8 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in general and administrative expenses in 2016 compared to 2015 and 2015 compared to 2014 primarily reflects the net result of higher non-cash stock-based compensation expense and an increased allocation of facilities and other overhead costs to general and administrative activities, partially offset by lower consulting and legal costs. We expect general and administrative expenses to remain consistent in 2017.

Unrealized Gain on Derivatives

        Non-employee options classified as derivative liabilities are marked to fair value at each financial reporting date with any resulting changes in fair value being recorded as unrealized gain (loss) in the statements of operations. We incurred unrealized gains on derivatives of $16,000 and $351,000 for the years ended December 31, 2015 and 2014, respectively, which reflected a decline in the fair value of non-employee options classified as derivative liabilities. No comparable amount was incurred in 2016 as all non-employee options classified as derivative liabilities expired unexercised during the first quarter of 2015.

Interest and Other Income

        Interest income was $1.2 million, $677,000 and $373,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in interest income in 2016 compared to 2015 primarily reflects higher yields on our marketable securities portfolio. The increase in interest income in 2015 compared to 2014 primarily reflects the increase in our marketable securities portfolio as a result of the receipt of the $35 million upfront payment from Janssen in December 2014 upon the effectiveness of the Collaboration Agreement and higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

        Other income of $16,000 for the year ended December 31, 2016 reflects gains on sales of excess equipment. No other income was recognized for the years ended December 31, 2015 and 2014.

Interest and Other Expense

        Interest and other expense was $83,000, $88,000 and $82,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

Liquidity and Capital Resources

        As of December 31, 2016, we had cash, restricted cash, cash equivalents and marketable securities of $129.1 million, compared to $146.7 million at December 31, 2015 and $170.6 million at December 31, 2014. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2016 and 2015 was the result of cash being used for operations. We expect to experience negative cash flow and to incur significant and increasing operating expenses for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

        We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise certain options under the Collaboration Agreement and potentially independently pursue imetelstat development under our own independent development plan, or IDP, under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen, and potential future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

  •
  the accuracy of the assumptions underlying our estimates for our capital needs;

  •
  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbark or IMerge under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

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

  •
  changes or delays in Janssen's development plans for imetelstat, including changes which may result from interim data reviews or any future clinical holds on any investigational new drug applications, or INDs, for imetelstat;

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

  •
  expenses associated with the pending class action securities lawsuits, as well as any other litigation; and

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

        In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen's failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

        Our ability to raise additional funds will be severely impaired in the event of:

  •
  changes or delays in Janssen's development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or interim data reviews;

  •
  a failure to show adequate safety or efficacy of imetelstat in current or potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

  •
  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

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

Cash Flows from Operating Activities

        Net cash used in operations was $18.4 million and $24.2 million in 2016 and 2015, respectively. Net cash provided by operations was $9.4 million in 2014. The decrease in net cash used in operations in 2016 compared to 2015 primarily reflects the net result of the receipt of the $5 million upfront payment from Janssen Pharmaceuticals under the License Agreement that was executed in September 2016, reduced costs for the manufacturing of imetelstat drug product and lower personnel related expenses as a result of the restructuring announced in March 2015, partially offset by higher payments to Janssen in 2016 under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement. The increase in net cash used in operations in 2015 compared to 2014 primarily reflects the receipt of the $35 million upfront payment from Janssen in December 2014 upon the effectiveness of the Collaboration Agreement.

Cash Flows from Investing Activities

        Net cash provided by investing activities was $8.8 million and $73,000 in 2016 and 2015, respectively. Net cash used in investing activities was $77.9 million in 2014. The increase in net cash provided by investing activities in 2016 compared to 2015 and 2015 compared to 2014 primarily reflects a higher rate of maturities than purchases of marketable securities in 2016 and 2015, respectively.

        For the three years ended December 31, 2016, we have purchased approximately $278,000 in property and equipment, none of which was financed through equipment financing arrangements.

Cash Flows from Financing Activities

        Net cash provided by financing activities in 2016, 2015 and 2014 was $1.2 million, $2.6 million and $98.4 million, respectively. The decrease in net cash provided by financing activities in 2016 compared to 2015 primarily reflects the receipt of higher cash proceeds in 2015 from the exercise of outstanding stock options under our equity plans and the receipt of cash proceeds of approximately $881,000 in March 2015 from the exercise of warrants to purchase 235,000 shares of our common stock at an exercise price of $3.75 per share. The decrease in net cash provided by financing activities in 2015 compared to 2014 primarily reflects the receipt of net cash proceeds of approximately $96.8 million, after deducting the underwriting discount and offering expenses payable by us, from the underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share that we completed in February 2014.

Significant Cash and Contractual Obligations

        As of December 31, 2016, our contractual obligations for the next five years and thereafter were as follows:

	Payments Due by Period
Contractual Obligations(1)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Equipment lease	$10	$10	$—	$—	$—
Operating lease(2)	716	661	55	—	—
License fees(3)	285	60	120	30	75

Total contractual cash obligations	$1,011	$731	$175	$30	$75

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

        Credit Risk.    We currently place our cash, restricted cash, cash equivalents and marketable securities with four financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolio. The effect of a hypothetical decrease of 10% in the average yield earned on our cash equivalents and marketable securities would have resulted in an immaterial decrease in our interest income for the year ended December 31, 2016.

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

        The fair value of our cash equivalents and marketable securities at December 31, 2016 was $127.2 million. These investments include $11.2 million of cash equivalents which are due in less than

90 days, $102.0 million of short-term investments which are due in less than one year and $14.0 million of long-term investments which are due in one to two years. In accordance with our investment policy, which is approved by our audit committee, we primarily invest in marketable securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure and a hypothetical movement of 1% in market interest rates would not have a significant impact on the total realized value of our portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Geron Corporation

        We have audited the accompanying balance sheets of Geron Corporation as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geron Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geron Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
March 1, 2017

GERON CORPORATION

BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,810	$21,248
Restricted cash	268	267
Marketable securities	102,035	92,524
Interest and other receivables	475	1,206
Prepaid assets	524	647

Total current assets	116,112	115,892
Noncurrent marketable securities	13,954	32,661
Property and equipment, net	183	207

	$130,249	$148,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$225	$160
Accrued compensation and benefits	2,843	3,026
Accrued collaboration charges	3,367	2,328
Accrued liabilities	1,434	1,120

Total current liabilities	7,869	6,634
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 159,158,636 and 158,781,359 shares issued and outstanding at December 31, 2016 and 2015, respectively	159	159
Additional paid-in capital	1,080,198	1,070,567
Accumulated deficit	(957,924)	(928,387)
Accumulated other comprehensive loss	(53)	(213)

Total stockholders' equity	122,380	142,126

	$130,249	$148,760

See accompanying notes.

GERON CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Revenues:
Collaboration revenue	$—	$35,000	$—
License fees and royalties	6,162	1,371	1,153

Total revenues	6,162	36,371	1,153
Operating expenses:
Research and development	18,047	17,831	20,707
Restructuring charges	—	1,306	—
General and administrative	18,761	17,793	16,758

Total operating expenses	36,808	36,930	37,465

Loss from operations	(30,646)	(559)	(36,312)
Unrealized gain on derivatives	—	16	351
Interest and other income	1,192	677	373
Interest and other expense	(83)	(88)	(82)

Net (loss) income	$(29,537)	$46	$(35,670)

Net (loss) income per share:
Basic	$(0.19)	$0.00	$(0.23)

Diluted	$(0.19)	$0.00	$(0.23)

Shares used in computing net (loss) income per share:
Basic	159,045,644	158,036,162	153,540,341

Diluted	159,045,644	162,663,894	153,540,341

See accompanying notes.

GERON CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(29,537)	$46	$(35,670)
Net unrealized gain (loss) on marketable securities	160	(129)	(70)

Comprehensive loss	$(29,377)	$(83)	$(35,740)

See accompanying notes.

GERON CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2013	130,677,949	$131	$952,403	$(892,763)	$(14)	$59,757
Net loss	—	—	—	(35,670)	—	(35,670)
Other comprehensive loss	—	—	—	—	(70)	(70)
Issuance of common stock in connection with public offering, net of issuance costs of $6,695	25,875,000	26	96,779	—	—	96,805
Stock-based compensation related to issuance of common stock and options in exchange for services	71,239	—	253	—	—	253
Issuance of common stock upon net exercise of warrants	168,039	—	—	—	—	—
Issuances of common stock under equity plans, net of cancellations of non-vested restricted stock	564,950	—	1,555	—	—	1,555
Stock-based compensation for equity-based awards to employees and directors	—	—	7,658	—	—	7,658
401(k) contribution	72,694	—	424	—	—	424

Balances at December 31, 2014	157,429,871	157	1,059,072	(928,433)	(84)	130,712
Net income	—	—	—	46	—	46
Other comprehensive loss	—	—	—	—	(129)	(129)
Stock-based compensation related to issuance of common stock and options in exchange for services	18,077	—	364	—	—	364
Issuance of common stock upon exercise of warrants	235,000	1	880	—	—	881
Issuances of common stock under equity plans, net of cancellations of non-vested restricted stock	1,098,411	1	1,693	—	—	1,694
Stock-based compensation for equity-based awards to employees and directors	—	—	8,397	—	—	8,397
401(k) contribution	—	—	161	—	—	161

Balances at December 31, 2015	158,781,359	159	1,070,567	(928,387)	(213)	142,126
Net loss	—	—	—	(29,537)	—	(29,537)
Other comprehensive income	—	—	—	—	160	160
Stock-based compensation related to issuance of common stock and options in exchange for services	21,541	—	156	—	—	156
Issuances of common stock under equity plans	355,736	—	1,169	—	—	1,169
Stock-based compensation for equity-based awards to employees and directors	—	—	8,245	—	—	8,245
401(k) contribution	—	—	61	—	—	61

Balances at December 31, 2016	159,158,636	$159	$1,080,198	$(957,924)	$(53)	$122,380

See accompanying notes.

GERON CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(29,537)	$46	$(35,670)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	81	56	47
Accretion and amortization on investments, net	552	2,098	2,889
(Gain) loss on sales/retirement of property and equipment	(16)	—	3
Loss on sales of marketable securities	—	1	—
Stock-based compensation for services by non-employees	156	364	253
Stock-based compensation for employees and directors	8,245	8,397	7,658
Amortization related to 401(k) contributions	61	161	111
Unrealized gain on derivatives	—	(16)	(351)
Changes in assets and liabilities:
Interest and other receivables	731	(243)	(399)
Prepaid assets	123	89	(72)
Deposits and other assets	—	—	5
Accounts payable	65	(873)	(364)
Accrued compensation and benefits	(183)	(1,187)	486
Accrued collaboration charges	1,039	2,328	—
Accrued liabilities	314	(417)	(246)
Deferred revenue	—	(35,000)	35,000

Net cash (used in) provided by operating activities	(18,369)	(24,196)	9,350
Cash flows from investing activities:
Restricted cash transfer	(1)	(1)	529
Purchases of property and equipment	(57)	(90)	(131)
Proceeds from sales of property and equipment	16	—	—
Purchases of marketable securities	(129,250)	(206,459)	(190,263)
Proceeds from sales/calls of marketable securities	—	4,242	10,549
Proceeds from maturities of marketable securities	138,054	202,381	101,412

Net cash provided by (used in) investing activities	8,762	73	(77,904)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,169	2,575	98,360

Net cash provided by financing activities	1,169	2,575	98,360

Net (decrease) increase in cash and cash equivalents	(8,438)	(21,548)	29,806
Cash and cash equivalents, at beginning of year	21,248	42,796	12,990

Cash and cash equivalents, at end of year	$12,810	$21,248	$42,796

See accompanying notes.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Geron Corporation, or we or Geron, was incorporated in the State of Delaware on November 28, 1990. We are a biopharmaceutical company that currently supports the clinical stage development of a telomerase inhibitor, imetelstat, in hematologic myeloid malignancies, by Janssen Biotech, Inc., or Janssen. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. In November 2014, we entered into an exclusive collaboration and license agreement, or the Collaboration Agreement, with Janssen to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Under the Collaboration Agreement, Janssen is wholly responsible for the worldwide development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat, which was our sole product candidate.

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

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Net (loss) income	$(29,537)	$46	$(35,670)
Weighted-average shares:
Basic	159,045,644	158,036,162	153,540,341
Effect of dilutive securities:
Stock options and restricted stock awards	—	4,627,732	—

Diluted	159,045,644	162,663,894	153,540,341

Net (loss) income per share:
Basic	$(0.19)	$0.00	$(0.23)
Diluted	$(0.19)	$0.00	$(0.23)

        Because we were in a net loss position for 2016 and 2014, 3,023,520 and 3,072,340 common stock equivalents, respectively, related to outstanding stock options, restricted stock awards and warrants (as determined using the treasury-stock method at the estimated average market value) were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. In addition for 2016, 2015 and 2014, 11,352,766, 9,375,851 and 9,113,088 potentially dilutive securities, respectively,

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

were excluded from the treasury-stock method and calculation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Reclassifications

        We have reclassified certain prior period financial statement amounts to conform to current period presentation. On the balance sheets and statements of cash flows, amounts in "Accrued restructuring charges" have been reclassified to "Accrued compensation and benefits".

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

        We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders' equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the years ended December 31, 2016, 2015 and 2014. See Note 2 on Fair Value Measurements.

Fair Value of Derivatives

        Non-employee options classified as derivative liabilities are marked to fair value at each financial reporting date with any resulting changes in fair value being recorded in the statements of operations as unrealized gain (loss) on derivatives. The non-employee options continue to be reported as a derivative liability until such time as the instruments are exercised or expire, at which time these

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments are marked to fair value and reclassified from liabilities to stockholders' equity. As of March 31, 2015, all non-employee options classified as derivative liabilities expired unexercised.

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

License and/or Collaboration Agreements

        In addition to the Collaboration Agreement (which is more fully described in Note 4 on License Agreements), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner or licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner or licensee can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

Non-Employee Stock-Based Awards

        For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of: (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty's performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards in our statements of operations.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes certain changes in stockholders' equity which are excluded from net income (loss). Accumulated other comprehensive loss on our balance sheets as of December 31, 2016 and 2015 is solely comprised of net unrealized losses on marketable securities.

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

Concentrations of Customers and Suppliers

        The majority of our revenues was earned in the United States. Approximately 81% of our 2016 revenues represented an upfront payment from Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, in connection with a License Agreement signed in September 2016. Approximately 96% of our 2015 revenues represented an upfront payment from Janssen under the imetelstat Collaboration Agreement. Two other customers accounted for approximately 31% of our 2014 revenues.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with the Collaboration Agreement, Janssen is now responsible for the manufacture and management of the supply of imetelstat on a global basis for clinical trials and, after any regulatory approval, all commercial activities. Janssen contracts third-party manufacturers to produce GMP-grade drugs for preclinical and clinical studies. Janssen also contracts for starting materials to supply those manufacturers and for its own use. Certain development and clinical activities may be delayed if Janssen is unable to obtain sufficient quantities of starting materials or GMP-grade drugs from current third-party suppliers or other third-party sources.

Segment Information

        Our executive management team represents our chief decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, or ASU 2014-09, which creates Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, and supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March, April, May and December 2016, the FASB issued Accounting Standards Update No. 2016-08 (Topic 606), Revenue From Contracts With Customers: Principal vs. Agent Considerations, or ASU 2016-08, Accounting Standards Update No. 2016-10 (Topic 606), Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, or ASU 2016-10, Accounting Standards Update No. 2016-12 (Topic 606), Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, and Accounting Standards Update No. 2016-20 (Topic 606), Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606, or ASU 2016-20, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. We do not plan to early adopt these standards.

        We currently anticipate adopting ASU 2014-09 and its related supplemental guidance using the full retrospective transition method to restate each prior reporting period presented in our financial statements. While we are continuing to assess the effect of this new standard, we have not identified any material differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment for the Collaboration Agreement with Janssen, which is currently the most material agreement to our financial statements. However, such assessment is preliminary and subject to

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change. Our analysis of other agreements could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, Milestone Method of Revenue Recognition, which generally results in the recognition of milestone payments as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management's assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

        The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. We are still in the process of evaluating the effect of the new standard on our historical financial statements. While we have not completed our evaluation, we currently believe the impact to revenue and expense recognized will not be material to any of the years presented. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

        In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We plan to adopt ASU 2015-17 commencing in 2017 and do not expect the adoption of this guidance to have any impact on our financial statements and related disclosures.

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

        In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification Topic 718, Compensation—Stock Compensation. ASU 2016-09 simplifies several aspects of

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and early adoption is permitted. We plan to adopt ASU 2016-09 commencing in 2017 and do not expect the adoption of this guidance to have a material impact on our financial statements and related disclosures.

        In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the "incurred loss" model with an "expected loss" model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current other-than-temporary-impairment model. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

        In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. ASU 2016-15 must be applied retrospectively to each period presented. We do not plan to early adopt ASU 2016-15. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements and related disclosures.

        In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU 2016-18, to address the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period which would require any adjustments to be reflected as of the beginning of the annual period that includes that interim period. ASU 2016-18 must be applied using a retrospective transition method to each period presented. We do not plan to early adopt ASU 2016-18. We are currently evaluating the impact of the adoption of ASU 2016-18 on our financial statements and related disclosures.

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

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. FAIR VALUE MEASUREMENTS (Continued)

        Cash equivalents, restricted cash and marketable securities by security type at December 31, 2016 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Included in cash and cash equivalents:
Money market funds	$11,193	$—	$—	$11,193

Restricted cash:
Certificate of deposit	$268	$—	$—	$268

Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$5,000	$—	$(3)	$4,997
Government-sponsored enterprise securities (due in one to two years)	12,500	—	(42)	12,458
Commercial paper (due in less than one year)	31,024	50	(5)	31,069
Corporate notes (due in less than one year)	66,012	4	(47)	65,969
Corporate notes (due in one to two years)	1,506	—	(10)	1,496

	$116,042	$54	$(107)	$115,989

        Cash equivalents, restricted cash and marketable securities by security type at December 31, 2015 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Included in cash and cash equivalents:
Money market funds	$4,577	$—	$—	$4,577
Government-sponsored enterprise securities	1,999	—	—	1,999
Commercial paper	7,599	—	—	7,599
Corporate notes	5,002	—	(1)	5,001

	$19,177	$—	$(1)	$19,176

Restricted cash:
Certificate of deposit	$267	$—	$—	$267

Marketable securities:
Government-sponsored enterprise securities (due in one to two years)	$10,007	$—	$(57)	$9,950
Commercial paper (due in less than one year)	27,661	49	(2)	27,708
Corporate notes (due in less than one year)	64,892	1	(77)	64,816
Corporate notes (due in one to two years)	22,837	—	(126)	22,711

	$125,397	$50	$(262)	$125,185

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. FAIR VALUE MEASUREMENTS (Continued)

        Cash equivalents and marketable securities with unrealized losses at December 31, 2016 and 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2016:
Government-sponsored enterprise securities (due in less than one year)	$4,997	$(3)	$—	$—	$4,997	$(3)
Government-sponsored enterprise securities (due in one to two years)	12,458	(42)	—	—	12,458	(42)
Commercial paper (due in less than one year)	8,365	(5)	—	—	8,365	(5)
Corporate notes (due in less than one year)	39,218	(37)	6,944	(10)	46,162	(47)
Corporate notes (due in one to two years)	1,496	(10)	—	—	1,496	(10)

	$66,534	$(97)	$6,944	$(10)	$73,478	$(107)

As of December 31, 2015:
Government-sponsored enterprise securities (due in one to two years)	$9,950	$(57)	$—	$—	$9,950	$(57)
Commercial paper (due in less than one year)	7,834	(2)	—	—	7,834	(2)
Corporate notes (due in less than one year)	61,006	(71)	6,301	(7)	67,307	(78)
Corporate notes (due in one to two years)	22,711	(126)	—	—	22,711	(126)

	$101,501	$(256)	$6,301	$(7)	$107,802	$(263)

        The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of December 31, 2016 and 2015 were due to changes in interest rates. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of December 31, 2016 and 2015 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

        The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$11,193	$—	$—	$11,193
Government-sponsored enterprise securities(2)(3)	—	17,455	—	17,455
Commercial paper(2)	—	31,069	—	31,069
Corporate notes(2)(3)	—	67,465	—	67,465

Total	$11,193	$115,989	$—	$127,182

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

(3)
Included in noncurrent portion of marketable securities on our balance sheets.

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

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. FAIR VALUE MEASUREMENTS (Continued)

paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

3. PROPERTY AND EQUIPMENT

        Property and equipment, stated at cost, is comprised of the following:

	December 31,
(In thousands)	2016	2015
Furniture and computer equipment	$1,268	$1,224
Lab equipment	12	130
Leasehold improvements	111	98

	1,391	1,452
Less accumulated depreciation and amortization	(1,208)	(1,245)

	$183	$207

4. LICENSE AGREEMENTS

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

        Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen's direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in January 2015. As of December 31, 2016, accrued collaboration charges of $3,367,000 on our balance sheet represent the net amount owed to Janssen for our proportionate share of research and development costs incurred by Janssen under the Collaboration Agreement for the three months ended December 31, 2016.

        Following the protocol-specified primary analysis of IMbark or a certain time period after the initiation of the first Phase 3 myelofibrosis study, if any, Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark is terminated early, or placed on clinical hold or suspended by a regulatory

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. LICENSE AGREEMENTS (Continued)

authority for an extended period of time, then Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

        In the event that Janssen provides an affirmative Continuation Decision, we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark or IMerge, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark and IMerge on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with our sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining our sales force in any conduct of such co-promotion. All product sales would be booked by Janssen. If we do not exercise the U.S. Opt-In Rights, then all further development and promotion costs beyond IMbark and IMerge would be borne by Janssen, we would receive the $65,000,000 Continuation Fee at the time of an affirmative Continuation Decision plus a $70,000,000 payment, or the Full U.S. Rights Fee, for Janssen's retention of full U.S. rights to imetelstat, and would be eligible to receive additional potential payments of up to $415,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a double-digit up to mid-teens percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen.

        Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint development and steering committees and working groups, to oversee and manage worldwide regulatory, development and manufacturing work under the joint clinical development plan and promotional activities (assuming we exercise the U.S. Opt-In Rights) for imetelstat, with Janssen responsible for the operational execution of those activities. In addition, both we and Janssen may propose to the joint development committee imetelstat development for any new indications not then provided for in the joint clinical development plan and if we and Janssen agree such development should be conducted outside of the joint clinical development plan, both we and Janssen would be entitled to independently undertake such development at the developing party's own cost, subject to the other party's obligation to provide reimbursement for its specified portion of the development costs plus a premium following marketing approval of imetelstat in such newly proposed indication as a result of such independent development. In the event that we do not exercise the U.S. Opt-In Rights following an affirmative Continuation Decision by Janssen, if any, the joint governance

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. LICENSE AGREEMENTS (Continued)

structure under the Collaboration Agreement would be dissolved, a joint oversight committee would monitor the progress of the collaboration, and we would have no further rights to conduct any independent imetelstat development.

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

        The terms of the Collaboration Agreement contain multiple deliverables, which included at inception: (i) exclusive worldwide rights to develop and commercialize imetelstat for all indications, (ii) transfer of know-how and intellectual property, including our obligation to procure supply for manufacturing imetelstat for up to nine months after the effective date of the Collaboration Agreement, (iii) participation on the joint committees and working groups and (iv) potential participation in promoting imetelstat in the United States, if approved for commercial sale. We concluded the license for exclusive worldwide rights to develop and commercialize imetelstat has standalone value to Janssen based on the technical and financial resources of Janssen, including Janssen's drug development experience, sizeable employee base with specific experience in hematologic malignancies, and sufficient capital to independently develop imetelstat on a global basis. Since Janssen has final decision-making authority in the event a unanimous decision cannot be reached by the joint committees, we determined our participation on the joint committees does not represent a non-contingent deliverable under the Collaboration Agreement. In addition, we determined our potential participation in promoting imetelstat in the United States does not represent a non-contingent deliverable because such participation is uncertain and dependent on imetelstat being approved for commercial sale, which is not within our control. Accordingly, we determined delivery of the license rights granted by us to Janssen, together with our performance of certain technology transfer-related activities under the Collaboration Agreement, represents the sole non-contingent deliverable under the Collaboration Agreement associated with the upfront payment. Therefore, we accounted for our delivery of the imetelstat license rights and our performance of the technology transfer-related activities as a single unit of accounting. During the third quarter of 2015, we completed performance of the technology transfer-related activities to Janssen as outlined under the Collaboration Agreement. Combining this performance with the delivery of the imetelstat license rights, we fully recognized the $35,000,000 upfront payment from Janssen as collaboration revenue on our statements of operations in the third quarter of 2015.

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

4. LICENSE AGREEMENTS (Continued)

Janssen Pharmaceuticals, Inc. License Agreement

        On September 15, 2016, we entered into a license agreement, or License Agreement, with Janssen Pharmaceuticals whereby we granted to Janssen Pharmaceuticals an exclusive worldwide license, or the Exclusive License, under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference, or RNAi, for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and products whose predominant or primary mechanism of action is telomerase inhibition.

        In addition to the Exclusive License, we granted to Janssen Pharmaceuticals a non-exclusive worldwide license, or the Non-Exclusive License, under our patents covering the synthesis of monomers, which are the building blocks of oligonucleotides, and certain know-how necessary for the research, development and commercialization of products under the Exclusive License. The patent rights under the Non-Exclusive License are also licensed exclusively to Janssen under the Collaboration Agreement, as described in the section above titled "Janssen Biotech, Inc. Collaboration and License Agreement", for the development and commercialization of imetelstat, and the License Agreement with Janssen Pharmaceuticals expressly excludes, and is subject to, the rights and licenses granted to Janssen under the Collaboration Agreement.

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

        Under the terms of the License Agreement, we received $5,000,000 from Janssen Pharmaceuticals as a non-refundable upfront payment. We are also eligible to receive additional potential payments of up to an aggregate maximum total of $75,000,000 for the achievement of certain development and regulatory milestones and tiered royalties in the low single digit percentage range on worldwide net sales of each licensed product commercialized under the License Agreement in any countries where there are valid claims under the patent rights licensed to Janssen Pharmaceuticals.

        The License Agreement will remain in effect until the expiration of the last-to-expire patent, unless terminated earlier. Janssen Pharmaceuticals may also terminate the License Agreement at will upon prior written notice to us. In the event of an early termination of the License Agreement, all licenses to Janssen Pharmaceuticals would terminate.

        The terms of the License Agreement contain multiple deliverables, which included at inception the transfer of: (i) license rights under the Exclusive License and (ii) license rights and certain know-how under the Non-Exclusive License. We concluded the License Agreement has standalone value to Janssen Pharmaceuticals based on Janssen Pharmaceuticals' technical and financial resources, including drug development experience, sizeable employee base with specific knowledge of oligonucleotide chemistry, and sufficient capital to independently research, develop and commercialize products under the License Agreement on a global basis. Accordingly, we have determined delivery of the license rights

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. LICENSE AGREEMENTS (Continued)

granted by us to Janssen Pharmaceuticals under the Exclusive License and Non-Exclusive License, together with the transfer of certain know-how under the Non-Exclusive License, represents the sole non-contingent deliverable under the License Agreement associated with the upfront payment. Therefore, we accounted for our delivery of the license rights and transfer of know-how under the License Agreement as a single unit of accounting. During the third quarter of 2016, we completed the delivery of the license rights and transfer of know-how to Janssen Pharmaceuticals under the License Agreement. Accordingly, we fully recognized the $5,000,000 upfront payment from Janssen Pharmaceuticals as license fee revenue on our statements of operations in the third quarter of 2016.

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

5. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2016	2015
Professional legal and accounting fees	$350	$481
Clinical trial costs	723	375
Other	361	264

	$1,434	$1,120

6. RESTRUCTURING

        With projected reduced operational demands as a result of the Collaboration Agreement with Janssen, on March 3, 2015, we announced an organizational resizing to reduce our workforce. For the year ended December 31, 2015, we recorded restructuring charges of approximately $1,306,000, net of non-cash adjustments, related to one-time termination benefits. These charges included $307,000 of non-cash stock-based compensation expense relating to the extension of the post-termination exercise period for certain stock options previously granted to employees affected by the restructuring. The restructuring resulted in aggregate cash expenditures of approximately $988,000 after adjustments and non-cash credits. All actions associated with this restructuring were completed in 2015, and we do not anticipate incurring any further charges in connection with this restructuring. As of December 31, 2016, we had no remaining obligations related to the restructuring.

7. COMMITMENTS AND CONTINGENCIES

Securities and Derivative Lawsuits

        We and certain of our officers have been named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi, and

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which are based on the same factual background, have been consolidated for all purposes, and are currently stayed to enable the parties to seek to resolve them. On November 23, 2016, the parties signed a Memorandum of Understanding that set forth material deal points of resolving the Class Action Lawsuits. On December 13, 2016, the parties filed a notice of settlement, which the California District Court signed on December 16, 2016, staying the Class Action Lawsuits pending final approval of a settlement. Final settlement of the Class Action Lawsuits is contingent upon, among other things, approval by the California District Court. Such approval, if any, is not expected until the end of 2017.

        Certain of our officers and directors were also named as defendants in four purported stockholder derivative lawsuits, two of which were filed in the Superior Court of California for the County of San Mateo, or the San Mateo County Court, and two of which were filed in the California District Court. These cases were all based on the same factual background and were consolidated in their respective courts. On July 22, 2016, the parties entered into a stipulation to settle all claims in each of the foregoing derivative lawsuits in exchange for our agreement to (i) implement certain corporate governance refinements, and (ii) instruct our insurer to pay in full the plaintiffs' attorneys a total of $950,000. On August 19, 2016, the San Mateo County Court preliminarily approved the proposed settlement. On November 18, 2016, the San Mateo County Court issued an order granting final approval of the settlement and dismissing with prejudice the two derivative lawsuits filed in the San Mateo County Court. On December 6, 2016, the California District Court issued an order dismissing with prejudice the two derivative lawsuits filed in the California District Court. Accordingly, as of December 6, 2016, all of the derivative lawsuits have been fully and finally settled and dismissed. As of December 31, 2016, we have implemented the corporate governance refinements specified in the stipulation of settlement and our insurers have paid the settlement amount in full to the plaintiffs' attorneys.

        For a more complete discussion of the Class Action Lawsuits and the derivative lawsuits, see the section entitled "Legal Proceedings" under Item 3 of this annual report on Form 10-K.

        It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. The Class Action Lawsuits and any other lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We could be forced to expend significant resources in the implementation of the corporate governance refinements required by the terms of the settlement for the derivative lawsuits, or in the settlement or defense of the Class Action Lawsuits or any other lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits.

Indemnifications to Officers and Directors

        Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines,

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

Operating Lease Commitment

        On September 15, 2015, we amended the lease agreement for our premises at 149 Commonwealth Drive, Menlo Park, California, to extend the lease term from February 2016 through January 2018. As of December 31, 2016, operating lease obligations under the amended lease agreement include aggregate future minimum payments of approximately $716,000. Rent expense under our operating leases was approximately $708,000, $878,000 and $936,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Severance Plan

        We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are not subject to performance improvement plans, and provides for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non-executive employee upon a Non-Change of Control Triggering Event and Separation from Service. As defined in the Severance Plan, a Change of Control Triggering Event and Separation from Service requires a "double trigger" where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non-Change of Control Triggering Event and Separation from Service is defined as an event where a non-executive employee is terminated by us without cause. Severance payments range from two to 18 months of base salary, depending on the employee's position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non-executive employees supersede the provisions of the Severance Plan. As of December 31, 2016, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY

Sales Agreement

        On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time into the open market at prevailing prices through MLV as our sales agent. We will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. Pursuant to the 2015 Sales Agreement, sales of common stock will be made in such quantities and on such minimum price terms as we may set from time to time. We are not obligated to make any sales of common stock under the 2015 Sales Agreement. As of December 31, 2016, we had not sold any common stock pursuant to the 2015 Sales Agreement. The 2015 Sales Agreement will expire in August 2018 unless extended by the parties.

Public Offering

        On February 4, 2014, we completed an underwritten public offering of 25,875,000 shares of our common stock at a public offering price of $4.00 per share, resulting in net cash proceeds of approximately $96,805,000 after deducting the underwriting discount and offering expenses payable by us.

Warrants

        In connection with each disbursement under a previous loan agreement with the California Institute for Regenerative Medicine, or CIRM, we were obligated to issue to CIRM a warrant to purchase Geron common stock. Such warrants and the underlying common stock were unregistered. We have no further obligations to issue any additional warrants to CIRM. As of December 31, 2016, a warrant to purchase 537,893 shares of our common stock remained outstanding. The warrant was issued to CIRM in August 2011 at an exercise price of $3.98 per share and expires in August 2021.

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

Equity Plans

2002 Equity Incentive Plan

        The 2002 Equity Incentive Plan, or 2002 Plan, expired in May 2012. Upon the adoption of the 2011 Incentive Award Plan in May 2011 (see below), no further grants of options or stock purchase rights were made from the 2002 Plan. Options granted under the 2002 Plan expire no later than ten years from the date of grant. Option exercise prices were equal to 100% of the fair market value of the underlying common stock on the date of grant. Service-based stock options under the 2002 Plan generally vested over a period of four years from the date of the option grant. Other stock awards (restricted stock awards and restricted stock units) had variable vesting schedules which were determined by our board of directors on the date of grant. All outstanding awards granted under the

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

2002 Plan remain subject to the terms of the 2002 Plan and the individual award agreements thereunder.

2011 Incentive Award Plan

        In May 2011, our stockholders approved the adoption of the 2011 Incentive Award Plan, or 2011 Plan. Our board of directors administers the 2011 Plan. The 2011 Plan provides for grants to employees (including officers and employee directors) of either incentive stock options or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non-employee directors). As of December 31, 2016, an aggregate of 9,570,535 shares of our common stock were available for future grants of equity awards under the 2011 Plan. Pursuant to the terms of the 2011 Plan, any shares subject to outstanding stock options or outstanding unvested restricted stock awards originally granted under the 2002 Plan that expire or terminate for any reason prior to exercise or settlement or are forfeited because of the failure to meet a contingency or condition required to vest such shares shall become available for issuance under the 2011 Plan. Options granted under the 2011 Plan expire no later than ten years from the date of grant. Option exercise prices shall be equal the fair market value of the underlying common stock on the date of grant. If, at the time we grant an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option exercise price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

        We grant service-based stock options to employees under our 2011 Plan that generally vest over a period of four years from the date of the option grant. Other stock awards (restricted stock awards and restricted stock units) have variable vesting schedules as determined by our board of directors on the date of grant.

        Under certain circumstances, options may be exercised prior to vesting, subject to our right to repurchase shares subject to such option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised option. During 2016, we have not repurchased any shares under the 2011 Plan. As of December 31, 2016, we have no shares outstanding subject to repurchase.

        As of December 31, 2016, our Non-Employee Director Compensation Policy adopted by our board of directors in March 2014 and amended by our board of directors in February 2016 provides for the automatic grant to non-employee directors of the following types of equity awards under the 2011 Plan:

        First Director Option.    Each person who becomes a non-employee director, whether by election by our stockholders or by appointment by our board of directors to fill a vacancy, will automatically be granted an option to purchase 100,000 shares of common stock, or First Director Option, on the date such person first becomes a non-employee director. The First Director Option vests annually over three years upon each anniversary date of appointment to our board of directors.

        Subsequent Director Option.    Each non-employee director (other than any director receiving a First Director Option on the date of the annual meeting) will automatically be granted a subsequent option to purchase 50,000 shares of common stock, a Subsequent Director Option, on the date of the annual meeting of stockholders in each year during such director's service on our board of directors. The Subsequent Director Option vests in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

2006 Directors' Stock Option Plan

        The 2006 Directors' Stock Option Plan, or 2006 Directors Plan, was terminated by our board of directors and replaced by the 2011 Plan in March 2014. No further grants of options were made from the 2006 Directors Plan upon the 2006 Directors Plan's termination. All outstanding awards granted under the 2006 Directors Plan remain subject to the terms of the 2006 Directors Plan and the individual award agreements made thereunder.

        The options granted to non-employee directors under the 2006 Directors Plan were nonstatutory stock options, and they expire no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. The First Director Option granted to non-employee directors under the 2006 Directors Plan vested annually over three years upon each anniversary date of appointment to the board of directors. The Subsequent Director Option granted to non-employee directors on the date of the annual meeting of stockholders in each year during such director's service on our board of directors under the 2006 Directors Plan vested one year from the date of grant.

        Aggregate option and award activity for the 2002 Plan, 2011 Plan and 2006 Directors Plan is as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	12,054,916	17,205,683	$3.29
Options granted	(2,834,000)	2,834,000	$2.56
Awards granted	(21,541)	—	$ —
Options exercised	—	(328,486)	$1.50
Options cancelled/forfeited	371,160	(585,910)	$5.34

Balance at December 31, 2016	9,570,535	19,125,287	$3.15	6.65	$3,816

Options exercisable at December 31, 2016		14,074,457	$2.99	6.05	$3,718

Options fully vested and expected to vest at December 31, 2016		18,694,300	$3.14	6.60	$3,815

        The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron's closing stock price of $2.07 per share as of December 30, 2016, which would have been received by the option holders had all the option holders exercised their options as of that date.

        We have not granted any options with an exercise price below or greater than the fair market value of our common stock on the date of grant in 2016, 2015 or 2014. As of December 31, 2016, 2015 and 2014, there were 14,074,457, 11,356,232 and 9,129,576 exercisable options outstanding at weighted average exercise prices per share of $2.99, $2.98 and $3.12, respectively.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        The total pretax intrinsic value of stock options exercised during 2016, 2015 and 2014 was $595,000, $2,398,000 and $989,000, respectively. Cash received from the exercise of options in 2016, 2015 and 2014 totaled approximately $493,000, $2,205,000 and $1,286,000, respectively.

        Information about stock options outstanding as of December 31, 2016 is as follows:

	Options Outstanding
Exercise Price Range	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)
$1.10 - $1.51	5,668,162	$1.45	5.89
$1.55 - $2.54	5,017,031	$2.27	7.25
$2.74 - $5.01	6,347,008	$4.55	7.28
$5.09 - $9.32	2,093,086	$5.59	5.36

$1.10 - $9.32	19,125,287	$3.15	6.65

        Aggregate restricted stock activity for the 2011 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (In years)
Non-vested restricted stock at December 31, 2015	500	$4.65	0.10
Granted	21,541	$2.44
Vested	(22,041)	$2.49

Non-vested restricted stock at December 31, 2016	—	$—	—

        The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $2.44, $3.75 and $2.67 per share, respectively. The total fair value of restricted stock that vested during 2016, 2015 and 2014 was $54,000, $275,000 and $782,000, respectively.

Employee Stock Purchase Plan

        In March 2014, our board of directors adopted the 2014 Employee Stock Purchase Plan, or 2014 Purchase Plan. The 2014 Purchase Plan was approved by our stockholders in May 2014. The 2014 Purchase Plan replaced the 1996 Employee Stock Purchase Plan, or 1996 Purchase Plan, which was terminated effective as of the date the 2014 Purchase Plan was approved by our stockholders. Under the 2014 Purchase Plan, we are authorized to sell to eligible employees up to an aggregate of 1,000,000 shares of Geron common stock. As of December 31, 2016, an aggregate of 84,885 shares of our common stock have been issued under the 2014 Purchase Plan since its adoption.

        The 2014 Purchase Plan is comprised of a series of offering periods, each with a maximum duration (not to exceed 12 months) with new offering periods commencing on January 1st and July 1st of each year. The date an employee enters the offering period will be designated as the entry date for purposes of that offering period. An employee may participate only in one offering period at a

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

time. Each offering period consists of two consecutive purchase periods of six months' duration, with the last day of such period designated a purchase date.

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

        As stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2016, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases for the years ended December 31, 2016, 2015 and 2014 which was allocated as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development	$1,275	$2,139	$2,545
Restructuring charges	—	307	—
General and administrative	6,970	5,951	5,113

Stock-based compensation expense included in operating expenses	$8,245	$8,397	$7,658

        Stock-based compensation expense also has been recognized for the modification of the post-termination exercise period for certain stock options previously granted to employees affected by

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

the March 2015 restructuring, which has been included in restructuring charges in our statements of operations. See Note 6 on Restructuring for further discussion of the restructuring.

        The fair value of stock options granted in 2016, 2015 and 2014 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Dividend yield	0%	0%	0%
Expected volatility range	0.888 to 0.890	0.874 to 0.884	0.898 to 0.922
Risk-free interest rate range	1.21% to 1.38%	1.68% to 1.71%	1.64% to 1.92%
Expected term	5.5 yrs	5.5 yrs	5.5 yrs

        The fair value of employee stock purchases in 2016, 2015 and 2014 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Dividend yield	0%	0%	0%
Expected volatility range	0.641 to 0.684	0.654 to 1.392	0.835 to 1.666
Risk-free interest rate range	0.28% to 0.45%	0.11% to 0.28%	0.06% to 0.15%
Expected term range	6 mos to 12 mos	6 mos to 12 mos	6 mos to 12 mos

        Dividend yield is based on historical cash dividend payments and Geron has paid no cash dividends to date. The expected volatility range is based on historical volatilities of our stock since traded options on Geron common stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise and post-vesting cancellation data and represents the period of time that options granted are expected to be outstanding. The expected term of employees' purchase rights is equal to the purchase period.

        Based on the Black Scholes option-pricing model, the weighted average estimated fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $1.83, $3.06 and $3.57 per share, respectively. The weighted average estimated fair value of employees' purchase rights for the years ended December 31, 2016, 2015 and 2014 was $1.01, $1.64 and $2.10 per share, respectively. As of December 31, 2016, total compensation cost related to unvested share-based payment awards not yet recognized, net of estimated forfeitures, was $10,128,000, which is expected to be recognized over the next 24 months on a weighted-average basis.

401(k) Plan Matching Contributions

        We sponsor a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time U.S. employees, or the Geron 401K Plan. Participating employees may contribute up to the annual Internal Revenue Service contribution limit. The Geron 401K Plan also permits us to provide discretionary matching and profit sharing contributions. Prior to 2014, our board of directors approved matching contributions for the Geron 401K Plan in our common stock, which vested ratably over four years for each year of service completed by our employees, commencing from the date of hire.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

Stock-Based Compensation to Service Providers

        We grant stock options and restricted stock awards to consultants from time to time in exchange for services performed for us. In general, the stock options and restricted stock awards vest over the contractual period of the consulting arrangement. We granted stock options to purchase 75,000 shares of our common stock to consultants in 2014. The fair value of stock options and restricted stock awards held by consultants is recorded as operating expenses over the vesting term of the respective equity awards. In addition, we will record any increase in the fair value of the stock options and restricted stock awards as the respective equity award vests. We recorded stock-based compensation expense of $104,000, $311,000 and $94,000 for the vested portion of the fair value of stock options and restricted stock awards held by consultants in 2016, 2015 and 2014, respectively.

        We have also issued common stock to non-employee directors, consultants and vendors. For stock issuances where services are to be performed for us, we record a prepaid asset equal to the fair market value of the shares on the date of issuance and amortize the fair value of the shares to our operating expenses on a pro-rata basis as services are performed or goods are received. For stock issuances where services have been performed for us, we record the fair market value of the shares on the date of issuance to offset the amounts owed. In 2016, 2015 and 2014, we issued 21,541, 18,077 and 71,239 shares of common stock, respectively, in exchange for goods or services. In 2016, 2015 and 2014, we recognized approximately $52,000, $53,000 and $158,000, respectively, of expense in connection with stock grants to non-employee directors, consultants and vendors.

Common Stock Reserved for Future Issuance

        Common stock reserved for future issuance as of December 31, 2016 is as follows:

Outstanding stock options	19,125,287
Options and awards available for grant	9,570,535
Employee stock purchase plan	915,115
Warrant outstanding	537,893

Total	30,148,830

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2016	2015
	(In thousands)
Net operating loss carryforwards	$280,400	$276,100
Research credits	29,800	25,000
Capitalized research and development	300	1,400
License fees	200	300
Other—net	11,500	9,800

Total deferred tax assets	322,200	312,600
Valuation allowance for deferred tax assets	(322,200)	(312,600)

Net deferred tax assets	$—	$—

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9,600,000 for the year ended December 31, 2016 and decreased by $2,300,000 and $3,300,000 during the years ended December 31, 2015 and 2014, respectively. Approximately $6,400,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital. No income tax benefit was realized from stock options exercised in 2016.

        As of December 31, 2016, we had domestic federal net operating loss carryforwards of approximately $778,000,000 expiring at various dates beginning in 2018 through 2036 and state net operating loss carryforwards of approximately $293,000,000 expiring at various dates beginning in 2017 through 2036, if not utilized. We also had federal research and development tax credit carryforwards of approximately $21,100,000 expiring at various dates beginning in 2018 through 2036, if not utilized. Our state research and development tax credit carryforwards of approximately $13,300,000 carry forward indefinitely.

        Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

        We adopted the provision of the standard for accounting for uncertainties in income taxes on January 1, 2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized tax benefits. At December 31, 2016, we had approximately $14,700,000 of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2015	$20,100
Decrease related to prior year tax positions	(7,500)
Increase related to current year tax positions	2,100

Balance as of December 31, 2016	$14,700

        If applicable, we would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2016, there has been no interest expense or penalties related to unrecognized tax benefits.

        We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2017. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities.

10. STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental operating activities:
Issuance of common stock for 401(k) matching contributions	$—	$—	$313
Reclassification between deposits and other current assets	$—	$—	$190
Supplemental investing activities:
Net unrealized gain (loss) on marketable securities	$160	$(129)	$(70)

        We have not made any cash payments for taxes or interest for the years ended December 31, 2016, 2015 and 2014.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2016:
Revenues(1)	$749	$211	$5,108	$94
Operating expenses	9,826	9,122	8,985	8,875
Net loss	(8,842)	(8,637)	(3,576)	(8,482)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.02)	$(0.05)
Year Ended December 31, 2015:
Revenues(2)	$537	$251	$35,363	$220
Operating expenses	9,993	9,730	8,343	8,864
Net (loss) income	(9,315)	(9,356)	27,185	(8,468)
Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$0.17	$(0.05)

(1)
The third quarter of 2016 includes the full recognition of the $5,000,000 upfront payment from Janssen Pharmaceuticals as license fee revenue. See Note 4 on License Agreements.

(2)
The third quarter of 2015 includes the full recognition of the $35,000,000 upfront payment from Janssen as collaboration revenue. See Note 4 on License Agreements.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.     CONTROLS AND PROCEDURES

(I)    Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

        In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this annual report on Form 10-K, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(II)    Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in "Internal Control—Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(IV)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Geron Corporation

        We have audited Geron Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Geron Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Geron Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Geron Corporation as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Geron Corporation and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 1, 2017

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this annual report on Form 10-K because we will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Geron's Annual Meeting of Stockholders expected to be held in May 2017, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

Certain Corporate Governance Matters

        The information required by this item concerning our audit committee, audit committee financial expert and procedures by which stockholders may recommend nominees to our board of directors, may be found under the sections captioned "Board Leadership and Governance" and "Other Matters" contained in the Proxy Statement.

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

ITEM 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION
Date: March 1, 2017	By:	/s/ OLIVIA K. BLOOM OLIVIA K. BLOOM Executive Vice President, Finance, Chief Financial Officer and Treasurer

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

Signature	Title	Date

/s/ JOHN A. SCARLETT JOHN A. SCARLETT	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
/s/ OLIVIA K. BLOOM OLIVIA K. BLOOM	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2017
/s/ DANIEL M. BRADBURY DANIEL M. BRADBURY	Director	March 1, 2017
/s/ KARIN EASTHAM KARIN EASTHAM	Director	March 1, 2017
/s/ HOYOUNG HUH HOYOUNG HUH	Director	March 1, 2017
/s/ V. BRYAN LAWLIS V. BRYAN LAWLIS	Director	March 1, 2017
/s/ SUSAN M. MOLINEAUX SUSAN M. MOLINEAUX	Director	March 1, 2017
/s/ ROBERT J. SPIEGEL ROBERT J. SPIEGEL	Director	March 1, 2017

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1	Asset Contribution Agreement by and among Geron Corporation, BioTime, Inc. and Asterias Biotherapeutics, Inc. (formerly known as BioTime Acquisition Corporation)	2.1	8-K	January 8, 2013	000-20859
3.1	Restated Certificate of Incorporation	3.3	8-K	May 18, 2012	000-20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 18, 2012	000-20859
3.3	Amended and Restated Bylaws of Registrant	3.1	8-K	March 19, 2010	000-20859
4.1	Form of Common Stock Certificate	4.1	10-K	March 15, 2013	000-20859
4.2	Form of 2011 Warrant	Attachment to 10.1	10-Q	November 3, 2011	000-20859
10.1	Form of Indemnification Agreement	10.1	10-K	March 7, 2012	000-20859
10.2	Amended and Restated 2002 Equity Incentive Plan*	4.1	S-8	June 4, 2010	333-167349
10.3	Form of Stock Option Agreement under 2002 Equity Incentive Plan*	10.6	10-K	March 15, 2013	000-20859
10.4	Amended and Restated 2006 Directors' Stock Option Plan*	10.5	10-Q	November 7, 2013	000-20859
10.5	2011 Incentive Award Plan*	10.1	8-K	May 16, 2011	000-20859
10.6	Form of Stock Option Agreement under 2011 Incentive Award Plan*	10.11	10-K	March 15, 2013	000-20859
10.7	Form of Restricted Stock Award Agreement under 2011 Incentive Award Plan*	10.12	10-K	March 15, 2013	000-20859
10.8	Form of Non-Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.2	10-Q	May 7, 2015	000-20859
10.9	2014 Employee Stock Purchase Plan*	10.1	8-K	May 23, 2014	000-20859
10.10	Non-Employee Director Compensation Policy, as amended*	10.30	10-K	March 10, 2016	000-20859
10.11	Amended and Restated Severance Plan, effective as of May 23, 2013*	10.1	8-K	May 24, 2013	000-20859
10.12	Employment agreement between the Registrant and John A. Scarlett, M.D., effective as of September 29, 2011*	10.2	10-Q	November 3, 2011	000-20859

			Incorporation by Reference
Exhibit Number		Description	Exhibit Number	Filing	Filing Date	File No.
10.13		First Amendment to Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of February 11, 2014*	10.5	8-K	February 14, 2014	000-20859
10.14		Employment agreement between the Registrant and Stephen N. Rosenfield, effective as of February 16, 2012*	10.32	10-K	March 7, 2012	000-20859
10.15		First Amendment to Employment Agreement between the Registrant and Stephen N. Rosenfield, effective as of September 24, 2013*	10.4	8-K	September 27, 2013	000-20859
10.16		Employment agreement between the Registrant and Andrew J. Grethlein, effective as of September 17, 2012*	10.2	10-Q	November 2, 2012	000-20859
10.17		First Amendment to Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of February 11, 2014*	10.4	8-K	February 14, 2014	000-20859
10.18		Employment agreement between the Registrant and Olivia K. Bloom, effective as of December 7, 2012*	10.26	10-K	March 15, 2013	000-20859
10.19		First Amendment to Employment Agreement between the Registrant and Olivia K. Bloom, effective as of September 24, 2013*	10.2	8-K	September 27, 2013	000-20859
10.20		Second Amendment to Employment Agreement between the Registrant and Olivia K. Bloom, effective as of February 11, 2014*	10.1	8-K	February 14, 2014	000-20859
10.21		Employment agreement between the Registrant and Melissa A. Kelly Behrs, effective as of January 31, 2013*	10.28	10-K	March 15, 2013	000-20859
10.22		First Amendment to Employment Agreement between the Registrant and Melissa A. Kelly Behrs, effective as of September 24, 2013*	10.1	8-K	September 27, 2013	000-20859
10.23		Second Amendment to Employment Agreement between the Registrant and Melissa A. Kelly Behrs, effective as of February 11, 2014*	10.2	8-K	February 14, 2014	000-20859
10.24	†	California Institute for Regenerative Medicine Notice of Loan Award	10.1	10-Q	November 3, 2011	000-20859

			Incorporation by Reference
Exhibit Number		Description	Exhibit Number	Filing	Filing Date	File No.
10.25	†	Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, effective as of February 29, 2012	10.36	10-K/A	March 27, 2012	000-20859
10.26		Fifth Amendment to Office Lease Agreement by and between the Registrant and Exponent Realty, LLC, effective as of September 15, 2015	10.1	8-K	September 18, 2015	000-20859
10.27		At Market Issuance Sales Agreement, dated August 28, 2015, by and between the Registrant and MLV & Co. LLC	10.1	8-K	August 28, 2015	000-20859
10.28	†	Collaboration and License Agreement by and between the Registrant and Janssen Biotech, Inc., dated November 13, 2014	10.36	10-K	March 11, 2015	000-20859
10.29	†	License Agreement by and between the Registrant and Janssen Pharmaceuticals Inc., dated September 15, 2016	10.1	10-Q	November 3, 2016	000-20859
12.1		Computation of Ratio of Earnings to Fixed Charges
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see signature page)
31.1		Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 1, 2017
31.2		Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated March 1, 2017

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017**
101	The following materials from the Registrant's annual report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) include: (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Operations, Comprehensive Loss, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2016, and (iii) Notes to Financial Statements
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