Form 10-Q
period 2017-03-31
GERON CORP
filed 2017-05-09
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 1, 2017:
Common Stock, $0.001 par value	159,176,119 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,861	$12,810
Restricted cash	268	268
Marketable securities	84,432	102,035
Interest and other receivables	597	475
Litigation settlement insurance recovery	6,000	—
Prepaid assets	405	524
Total current assets	106,563	116,112
Noncurrent marketable securities	22,126	13,954
Property and equipment, net	158	183
	$128,847	$130,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308	$225
Accrued compensation and benefits	1,489	2,843
Accrued collaboration charges	2,495	3,367
Litigation settlement payable	6,250	—
Accrued liabilities	1,054	1,434
Total current liabilities	11,596	7,869
Commitments and contingencies
Stockholders’ equity:
Common stock	159	159
Additional paid-in capital	1,082,270	1,080,198
Accumulated deficit	(965,107)	(957,924)
Accumulated other comprehensive loss	(71)	(53)
Total stockholders’ equity	117,251	122,380
	$128,847	$130,249

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Revenues:
License fees and royalties	$537	$749

Operating expenses:
Research and development	3,374	5,033
General and administrative	4,657	4,793
Total operating expenses	8,031	9,826
Loss from operations	(7,494)	(9,077)
Interest and other income	332	256
Interest and other expense	(21)	(21)
Net loss	$(7,183)	$(8,842)

Basic and diluted net loss per share	$(0.05)	$(0.06)

Shares used in computing basic and diluted net loss per share	159,161,550	158,896,038

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Net loss	$(7,183)	$(8,842)
Net unrealized (loss) gain on marketable securities	(18)	253
Comprehensive loss	$(7,201)	$(8,589)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,183)	$(8,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	21
Loss on retirement of property and equipment	5	—
Accretion and amortization on investments, net	55	284
Stock-based compensation for services by non-employees	57	50
Stock-based compensation for employees and directors	1,983	2,019
Amortization related to 401(k) contributions	32	53
Changes in assets and liabilities:
Other current assets	(6,003)	813
Other current liabilities	3,727	24
Net cash used in operating activities	(7,307)	(5,578)

Cash flows from investing activities:
Purchases of property and equipment	—	(26)
Purchases of marketable securities	(28,282)	(46,751)
Proceeds from maturities of marketable securities	37,640	43,083
Net cash provided by (used in) investing activities	9,358	(3,694)

Cash flows from financing activities:
Proceeds from issuances of common stock	—	826
Net cash provided by financing activities	—	826
Net increase (decrease) in cash and cash equivalents	2,051	(8,446)
Cash and cash equivalents at the beginning of the period	12,810	21,248
Cash and cash equivalents at the end of the period	$14,861	$12,802

Supplemental Disclosure of Non-Cash Investing Activities:
Net unrealized (loss) gain on marketable securities	$(18)	$253

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of Geron, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2016 has been derived from audited financial statements at that date.

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

Since we incurred a net loss for the three months ended March 31, 2017 and 2016, 1,977,091 and 3,593,074 common stock equivalents, respectively, related to outstanding stock options and restricted stock awards (as determined using the treasury-stock method at the estimated average market value) were excluded from the diluted net loss per share calculation as their effect would have been anti-dilutive. In addition, for the three months ended March 31, 2017 and 2016, 14,776,920 and 10,617,930 potentially dilutive securities, respectively, were excluded from the treasury-stock method and calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2017 and 2016. See Note 2 on Fair Value Measurements.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

License and/or Collaboration Agreements

In addition to the exclusive collaboration and license agreement, or Collaboration Agreement, that we entered into with Janssen Biotech, Inc., or Janssen, in November 2014 (which is more fully described in Note 3 on Collaboration Agreement), we have entered into several license or collaboration agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable license payments in cash or equity securities, option payments in cash or equity securities, cost reimbursements, cost-sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. In applying the appropriate revenue recognition guidance related to these agreements, we first assess whether the arrangement contains multiple elements. In this evaluation, we consider: (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner or licensee and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner or licensee can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

MARCH 31, 2017

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2017 and 2016 which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Research and development	$291	$332
General and administrative	1,692	1,687
Stock-based compensation expense included in operating expenses	$1,983	$2,019

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. With the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, in the first quarter of 2017, we elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to be recognized in each period. In addition, the adoption of ASU 2016-09 did not impact our accounting for or presentation of excess tax benefits recognized on stock-based compensation expense on our financial statements since our net deferred tax assets are fully offset by a valuation allowance due to our history of operating losses. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the three months ended March 31, 2017 and 2016 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0%	0%
Expected volatility	0.892	0.890
Risk-free interest rate	1.98%	1.21%
Expected term	5.5 yrs	5.5 yrs

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2017 and 2016 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0%	0%
Expected volatility range	0.577 to 0.641	0.684
Risk-free interest rate range	0.45% to 0.89%	0.28%
Expected term range	6 - 12 mos	12 mos

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

Recent Accounting Pronouncements Not Yet Effective

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

We currently anticipate adopting ASU 2014-09 and its related supplemental guidance using the full retrospective transition method to restate each prior reporting period presented in our financial statements. While we are continuing to assess the effect of this new standard, we have not identified any material differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment for the Collaboration Agreement with Janssen, which is currently the most material agreement to our financial statements. However, such assessment is preliminary and subject to change. Our analysis of other agreements could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, Milestone Method of Revenue Recognition, which generally results in the recognition of milestone payments as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The new revenue standard is principles-based and the interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. We are still in the process of evaluating the effect of the new standard on our historical financial statements. While we have not completed our evaluation, we currently believe the impact to revenue and expense recognized will not be material to any of the years presented. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized historically, and we may decide to change the method in which we adopt the new standard. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

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

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current other-than-temporary-impairment model. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements and related disclosures and have not made any decision regarding the timing of adoption.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$9,946	$—	$—	$9,946
Corporate notes	2,862	—	—	2,862
	$12,808	$—	$—	$12,808
Restricted cash:
Certificate of deposit	$268	$—	$—	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$7,500	$—	$(9)	$7,491
Government-sponsored enterprise securities (due in one to two years)	10,000	—	(29)	9,971
Commercial paper (due in less than one year)	20,577	21	(3)	20,595
Corporate notes (due in less than one year)	56,382	1	(37)	56,346
Corporate notes (due in one to two years)	12,170	—	(15)	12,155
	$106,629	$22	$(93)	$106,558

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2016 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,193	$—	$—	$11,193
Restricted cash:
Certificate of deposit	$268	$—	$—	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$5,000	$—	$(3)	$4,997
Government-sponsored enterprise securities (due in one to two years)	12,500	—	(42)	12,458
Commercial paper (due in less than one year)	31,024	50	(5)	31,069
Corporate notes (due in less than one year)	66,012	4	(47)	65,969
Corporate notes (due in one to two years)	1,506	—	(10)	1,496
	$116,042	$54	$(107)	$115,989

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Marketable securities with unrealized losses at March 31, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2017:
Government-sponsored enterprise securities (due in less than one year)	$7,491	$(9)	$—	$—	$7,491	$(9)
Government-sponsored enterprise securities (due in one to two years)	9,971	(29)	—	—	9,971	(29)
Commercial paper (due in less than one year)	5,885	(3)	—	—	5,885	(3)
Corporate notes (due in less than one year)	46,236	(34)	5,916	(3)	52,152	(37)
Corporate notes (due in one to two years)	12,155	(15)	—	—	12,155	(15)
	$81,738	$(90)	$5,916	$(3)	$87,654	$(93)
As of December 31, 2016:
Government-sponsored enterprise securities (due in less than one year)	$4,997	$(3)	$—	$—	$4,997	$(3)
Government-sponsored enterprise securities (due in one to two years)	12,458	(42)	—	—	12,458	(42)
Commercial paper (due in less than one year)	8,365	(5)	—	—	8,365	(5)
Corporate notes (due in less than one year)	39,218	(37)	6,944	(10)	46,162	(47)
Corporate notes (due in one to two years)	1,496	(10)	—	—	1,496	(10)
	$66,534	$(97)	$6,944	$(10)	$73,478	$(107)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2017 and December 31, 2016 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of March 31, 2017 and December 31, 2016 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$9,946	$—	$—	$9,946
Government-sponsored enterprise securities(2)(3)	—	17,462	—	17,462
Commercial paper(2)	—	20,595	—	20,595
Corporate notes(1)(2)(3)	—	71,363	—	71,363
Total	$9,946	$109,420	$—	$119,366

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$11,193	$—	$—	$11,193
Government-sponsored enterprise securities(2)(3)	—	17,455	—	17,455
Commercial paper(2)	—	31,069	—	31,069
Corporate notes(2)(3)	—	67,465	—	67,465
Total	$11,193	$115,989	$—	$127,182

(1)         Included in cash and cash equivalents on our condensed balance sheets.

(2)         Included in current portion of marketable securities on our condensed balance sheets.

(3)        Included in noncurrent portion of marketable securities on our condensed balance sheets.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

3. COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Upon the effectiveness of the Collaboration Agreement, we received $35,000,000 from Janssen as an upfront payment.

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in January 2015. As of March 31, 2017, accrued collaboration charges of $2,495,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of development costs incurred by Janssen under the Collaboration Agreement for the three months ended March 31, 2017.

If the protocol-specified primary analysis of IMbark is completed by Janssen, then Janssen must notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, then Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

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

MARCH 31, 2017

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

4. COMMITMENTS AND CONTINGENCIES

We and certain of our officers have been named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi, and subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which are based on the same factual background, have been consolidated for all purposes, and are currently stayed to enable the parties to seek to resolve them. On November 23, 2016, the parties signed a Memorandum of Understanding that set forth material deal points of resolving the Class Action Lawsuits. On December 13, 2016, the parties filed a notice of settlement, which the California District Court signed on December 16, 2016, staying the Class Action Lawsuits pending final approval of a settlement.

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6,250,000 in cash. We and our insurance providers agreed that $6,000,000 of the settlement amount will be paid by our insurance providers and the remaining $250,000 will be paid by us. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

On March 2, 2017, plaintiff’s counsel filed a motion for preliminary approval of the settlement, and on April 7, 2017, the California District Court issued an order preliminarily approving the settlement proposed in the Stipulation and directed that notice of the settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014. The Notice includes, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, and the terms of the plaintiff’s counsel fee application.

The California District Court scheduled a settlement fairness hearing on July 21, 2017 to, among other things, make a final determination whether the settlement is fair, reasonable and adequate and should be approved by the California District Court. The settlement and the Stipulation remain subject to final approval by the California District Court and certain other conditions.

We accrue a liability for litigation matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the fully executed Stipulation by the parties and subsequent receipt of preliminary approval from the California District Court of the settlement proposed in the Stipulation, we accrued a loss contingency and recorded an undiscounted liability of $6,250,000, which is included in litigation settlement payable on our condensed balance sheet as of March 31, 2017. We also recorded an undiscounted receivable of $6,000,000, the amount we expect to recover from our insurance providers, which is included in litigation settlement insurance recovery on our condensed balance sheet as of March 31, 2017. In April 2017, following the preliminary approval by the California District Court of the settlement and in accordance with the Stipulation, we paid $250,000 and our insurance providers paid $6,000,000 to a settlement escrow account. These amounts will be held in escrow until finalization of the settlement. In accordance with the Stipulation, upon full payment of the settlement amount to the escrow account, we have no further liability or obligation to make any further payments related to the Stipulation or the Class Action Lawsuits.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Class Action Lawsuits, including the settlement proposed in the Stipulation, remain subject to inherent uncertainties, and the actual defense and disposition costs may depend upon many unknown factors. Therefore, there can be no assurance that the Class Action Lawsuits will not have a material adverse effect on our business, cash flow, results of operations or financial position. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits.

For a more complete discussion of the Class Action Lawsuits, see the section entitled “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on March 1, 2017.

Business Overview

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

In November 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective in December 2014 and we received $35 million from Janssen as an upfront payment. Additional consideration under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and sales milestones, as well as royalties on worldwide net sales of imetelstat. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. Under the Collaboration Agreement, Janssen is wholly responsible for development, manufacturing, seeking regulatory approval for, and commercialization of imetelstat worldwide. All worldwide regulatory, development, manufacturing and promotional activities related to imetelstat are being managed through a joint governance structure. The joint governance structure includes a Joint Steering Committee, or JSC, with equal membership from both companies.

Janssen is currently conducting two clinical trials of imetelstat: IMbark, a Phase 2 trial in MF, in which the first patient was dosed in September 2015; and IMerge, a Phase 2/3 trial in myelodysplastic syndromes, or MDS, in which the first patient was dosed in January 2016. We are contributing 50% of the development costs for these studies, which Janssen is solely conducting. For a further discussion of the Collaboration Agreement, see Note 3 on Collaboration Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

IMerge is a two-part clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk MDS who have relapsed after or are refractory to prior treatment with an erythropoiesis stimulating agent, or ESA. Part 1 of the trial is designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of imetelstat. Efficacy assessments include hematologic improvement and reduction in transfusion requirements. Part 1 of IMerge is fully enrolled with approximately 30 patients. Before proceeding to Part 2, the data from Part 1 must support a positive assessment of the benefit-risk profile of imetelstat in these patients. Part 2 of the trial is planned as a Phase 3 double-blind, randomized, controlled trial in approximately 170 patients. The primary efficacy endpoint is the rate of red blood cell transfusion independence lasting at least 8 weeks. Key secondary endpoints include the rates of red blood cell transfusion independence lasting at least 24 weeks and hematologic improvement.

In September 2016, an internal data review of IMerge was conducted, and the JSC determined to continue IMerge unmodified. In April 2017, a second internal review of IMerge was completed, which included data from the approximately 30 patients enrolled in Part 1. Based on this second internal data review, the JSC determined the following:

•                  The safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified.

•                  The benefit-risk profile of imetelstat, including assessments of 8-week and 24-week transfusion independence and hematologic improvement by erythroid, or HI-E, response, across multiple MDS sub-types, supports continued development in lower risk MDS.

•                  Part 1 of the trial will continue unmodified, and patients remaining in the treatment phase may continue to receive imetelstat.

•                  A data package, as well as proposed refinements to the trial design for Part 2 of IMerge, is planned to be provided to the United States Food and Drug Administration, or FDA.

•                  Data from Part 1 are expected to be submitted for consideration for presentation at a medical conference in the future.

We expect that Janssen’s decision whether to initiate Part 2 of IMerge will be informed by FDA feedback on the data package planned to be provided and the totality of imetelstat program information, including an assessment of the evolving treatment landscape in MDS and the potential application of imetelstat in multiple hematologic malignancies. Janssen has not committed to begin Part 2 of IMerge. It is possible that as a result of FDA feedback on IMerge or other factors, Janssen could decide not to proceed with Part 2 of IMerge and/or discontinue the imetelstat program and terminate the Collaboration Agreement. If Part 2 of IMerge is initiated by Janssen, we expect Part 2 to be opened for patient enrollment in the fourth quarter of 2017.

IMbark was originally designed as a Phase 2 clinical trial to evaluate two dose levels of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered every three weeks) in approximately 200 patients with Intermediate-2 or High risk MF who have relapsed after or are refractory to prior treatment with a janus kinase, or JAK, inhibitor. The co-primary efficacy endpoints for the trial are spleen response rate, defined as the proportion of patients who achieve a >35% reduction in spleen volume assessed by imaging, and symptom response rate, defined as the proportion of patients who achieve a >50% reduction in Total Symptom Score, at 24 weeks.

In September 2016, a planned internal review of data from IMbark was completed. From this first internal data review, the JSC determined that activity in the 4.7 mg/kg dosing arm did not warrant further investigation of that dose, and accordingly the 4.7 mg/kg dosing arm was closed to new patient enrollment. The JSC also determined that the 9.4 mg/kg dosing arm in IMbark warranted further investigation because encouraging trends in the efficacy data were observed, but new patient enrollment to this arm was suspended because an insufficient number of patients met the protocol defined interim efficacy criteria at 12 weeks. Following this first internal data review, the JSC determined to continue the trial to obtain additional and more mature data, and patients remaining in the treatment phase of IMbark were permitted to receive imetelstat.

In April 2017, a second internal review of IMbark was completed, which included data from the approximately 100 patients who were enrolled in the trial, with each dosing arm analyzed separately. Based on this second internal data review, the JSC determined the following:

•                  The safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified.

•                  The data support 9.4 mg/kg as an appropriate starting dose for the relapsed or refractory MF patient population.

•                  In these relapsed or refractory MF patients treated in the 9.4 mg/kg dosing arm, the spleen volume response rate observed to date was less than that reported in front-line MF patients treated in trials with other drugs. However, activity within multiple outcome measures was observed with imetelstat treatment, which suggests potential clinical benefit in this relapsed or refractory MF patient population. These outcome measures included a range of spleen volume reductions, reductions in Total Symptoms Score, and improvements in hematologic parameters, such as anemia and peripheral blood counts. In addition, the data suggest there may be a potential overall survival benefit associated with imetelstat treatment in these patients.

•                  The trial will continue without any modifications, including the conduct of all safety and efficacy assessments as planned in the protocol, including overall survival. Patients remaining in the treatment phase may continue to receive imetelstat.

•                  Enrollment of new patients to the trial will remain suspended because the total number of patients enrolled to date is adequate to assess longer-term outcome measures when the data are fully matured.

During the next year, we expect Janssen to evaluate maturing efficacy and safety data from the IMbark trial, including an assessment of overall survival. We expect the longer-term data from the trial, potential regulatory feedback, the totality of imetelstat program information, including an assessment of the evolving treatment landscape in MF and the potential application of imetelstat in multiple hematologic malignancies, including MDS, will inform Janssen’s decision whether to continue development of imetelstat in relapsed or refractory MF.

The protocol-specified primary analysis of the co-primary efficacy endpoints in IMbark is planned to occur after all patients (i.e., planned to be approximately 100 enrolled and treated patients on the 9.4 mg/kg dosing arm) have been followed for at least 24 weeks. Due to the current suspension of new patient enrollment in IMbark, the timing of the protocol-specified primary analysis for the trial remains uncertain and may be substantially delayed due to numerous factors, including whether Janssen resumes patient enrollment in the trial or the trial is extended to enable longer-term data collection to assess the potential overall survival benefit in IMbark, or the protocol-specified primary analysis may not occur at all if IMbark is terminated early based on preliminary or ongoing data assessments, safety concerns or for any other reason. Delay in the timing of the Continuation Decision, or a negative Continuation Decision which would result in termination of the Collaboration Agreement by Janssen, could increase our development costs, and impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our business and business prospects and the future of imetelstat.

Financial Overview

We had approximately $121.7 million in cash and investments as of March 31, 2017. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2017, we had an accumulated deficit of $965.1 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. In addition, if Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, including with respect to deciding whether to initiate Part 2 of IMerge and/or obtaining longer-term efficacy and safety data from IMbark to enable an assessment of overall survival, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that materially impact our condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based primarily upon the progress of research and development efforts in collaboration with Janssen and whether we are able to acquire and/or in-license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. However, we expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $409,000 for the three months ended March 31, 2017, compared to $463,000 for the same period in 2016 related to our various agreements. The decrease in license fee revenues for the three months ended March 31, 2017 compared to the same period in 2016 primarily reflects the recognition of lower license fees in the first quarter of 2017 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. We recognized royalty revenues of $128,000 for the three months ended March 31, 2017, compared to $286,000 for the same period in 2016. The decrease in royalty revenues for the three months ended March 31, 2017 compared to the same period in 2016 primarily reflects lower product sales by our licensees.

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

Research and Development Expenses

During the three months ended March 31, 2017 and 2016, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three months ended March 31, 2017 and 2016, direct external expenses primarily consisted of our proportionate share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $3.4 million for the three months ended March 31, 2017, compared to $5.0 million for the same period in 2016. Higher research and development expenses in 2016 were primarily due to clinical trial start-up costs for the initiation of IMerge, in which the first patient was dosed in January 2016.

Research and development expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)
Direct external expenses	$2,586	$3,969
Personnel related expenses	608	856
All other expenses	180	208
Total research and development expenses	$3,374	$5,033

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to enable imetelstat to be commercialized. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat in collaboration with Janssen, see the sub-sections entitled, “Risks Related to Our Business” and “Risks Related to Clinical and Commercialization Activities”, in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2017, compared to $4.8 million for the same period in 2016. The decrease in general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 primarily reflects lower consulting costs. We expect general and administrative expenses to remain consistent during the remainder of 2017.

Interest and Other Income

Interest income was $332,000 for the three months ended March 31, 2017, compared to $256,000 for the same period in 2016. The increase in interest income for the three months ended March 31, 2017 compared to the same period in 2016 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $21,000 for each of the three months ended March 31, 2017 and 2016. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash, restricted cash, cash equivalents and marketable securities of $121.7 million, compared to $129.1 million at December 31, 2016. The decrease in cash, restricted cash, cash equivalents and marketable securities in 2017 was the result of cash being used for operations. We expect to experience negative cash flow for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

•                  whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement and we choose to develop imetelstat ourselves;

•                  in the event that Janssen provides an affirmative Continuation Decision to us, whether we then elect our option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs for imetelstat beyond IMbark or IMerge under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

•                  to the extent permitted under the Collaboration Agreement, whether we independently pursue imetelstat development under our own IDP;

•                  our potential reimbursement obligations to Janssen if any data from a Janssen IDP support approval by regulatory authorities in the United States or other countries;

•                  the achievement of development, regulatory and sales milestones resulting in the payment to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

•                  changes or delays in Janssen’s development plans for imetelstat, including changes to ongoing current clinical trials of imetelstat, including IMbark and IMerge, which may result from any internal data reviews or any future clinical holds on any Investigational New Drug, or IND, applications for imetelstat;

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

•                  the timing, receipt and amount of any milestone payments or royalties under the Collaboration Agreement, if any;

•                  the cost of acquiring and/or in-licensing other oncology products, product candidates, programs or companies, if any;

•                  expenses associated with pending or potential future litigation; and

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

Our ability to raise additional funds will be severely impaired in the event of:

•                  changes or delays in Janssen’s development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or internal data reviews;

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2017 and 2016 was $7.3 million and $5.6 million, respectively. The increase in net cash used in operations in 2017 compared to 2016 primarily reflects higher payments to Janssen in 2017 under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2017 was $9.4 million. Net cash used in investing activities for the three months ended March 31, 2016 was $3.7 million. The increase in net cash provided by investing activities in 2017 compared to 2016 primarily reflects a higher rate of maturities than purchases of marketable securities in 2017.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $826,000 which reflected the receipt of cash proceeds from the exercise of outstanding stock options under our equity plans. No comparable amounts were recognized for the three months ended March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2017, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On June 30, 2014, the Class Action Lawsuits were consolidated for all purposes into a single case, and on November 4, 2014, the securities lawsuit filed in the Mississippi District Court was transferred and also consolidated into the Class Action Lawsuits. The California District Court appointed a lead plaintiff and lead counsel for the Class Action Lawsuits on June 30, 2014. On September 19, 2014, the lead plaintiff filed his consolidated amended complaint which alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us, including that we allegedly failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in the Phase 2 clinical trial of imetelstat in essential thrombocythemia, or the ET Trial, and the potential risk of chronic liver injury following long-term exposure to imetelstat. The consolidated amended complaint seeks unspecified damages and an award of reasonable costs and expenses, including attorneys’ fees. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint.

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

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6.25 million in cash. We and our insurance providers have agreed that $6.0 million of the settlement amount will be paid by our insurance providers and the remaining $250,000 will be paid by us. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

On March 2, 2017, plaintiff’s counsel filed a motion for preliminary approval of the settlement, and on April 7, 2017, the California District Court issued an order preliminarily approving the settlement proposed in the Stipulation and directed that notice of the Settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014, or the Class Members. The Notice includes, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, and the terms of the plaintiff’s counsel fee application. In April 2017, following the preliminary approval by the California District Court of the settlement and in accordance with the Stipulation, we paid $250,000 and our insurance providers paid $6,000,000 to a settlement escrow account. These amounts will be held in escrow until finalization of the settlement. In accordance with the Stipulation, upon full payment of the settlement amount to the escrow account, we have no further liability or obligation to make any further payments related to the Stipulation or the Class Action Lawsuits.

The California District Court scheduled a settlement fairness hearing on July 21, 2017 to, among other things, make a final determination whether the settlement is fair, reasonable and adequate and should be approved by the California District Court. Class Members may opt out of the settlement and they may object to the settlement in advance of and/or at the settlement fairness hearing. The settlement and the Stipulation remain subject to final approval by the California District Court and certain other conditions.

The Class Action Lawsuits, including the settlement proposed in the Stipulation, remain subject to inherent uncertainties, and the actual defense and disposition costs may depend upon many unknown factors. Therefore, there can be no assurance that the Class Action Lawsuits will not have a material adverse effect on our business, cash flow, results of operations or financial position. It is possible that additional lawsuits will be filed, or allegations will be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

ITEM 1A.  RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

RISKS RELATED TO OUR BUSINESS

If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Janssen may terminate the Collaboration Agreement at any time at their discretion. For example, Janssen has not committed to begin Part 2 of IMerge, and as a result of FDA or other regulatory authority feedback on IMerge, or other factors, Janssen could decide not to proceed with Part 2 of IMerge and/or discontinue the imetelstat program and terminate the Collaboration Agreement. Even if Janssen decides to initiate Part 2 of IMerge, the development of imetelstat could still be substantially delayed, for example, as a result of feedback from the FDA or other regulatory authorities. For IMbark, because the spleen volume response rate observed to date was less than that reported in front-line MF patients treated in trials with other drugs, it is uncertain whether such lower rates would support continued development and potential regulatory approval in relapsed or refractory MF; and for that reason or others, Janssen may discontinue the imetelstat program and terminate the Collaboration Agreement. Even if Janssen obtains longer-term efficacy and safety data for IMbark, Janssen may determine that such data do not show sufficient clinical benefit to support further development and potential regulatory approval for imetelstat in relapsed or refractory MF patients, based on spleen volume response, overall survival rates and/or other outcome measures, resulting in a decision by Janssen to discontinue IMbark and the imetelstat program and/or terminate the Collaboration Agreement. In addition, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct an assessment of overall survival, could significantly delay the development of imetelstat in MF and the timing of a Continuation Decision, if any. Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Should we elect to pursue the development of imetelstat ourselves, we would be required to fund all clinical development, manufacturing, and/or commercialization activities ourselves, which would require us to raise additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible on favorable terms, or at all. If such additional funds or alternative collaborations were unavailable, the development and/or commercialization of imetelstat would be discontinued or substantially delayed, which might cause us to cease operations.

If our collaboration with Janssen is not successful, our business would be severely harmed. *

Our collaboration with Janssen may be unsuccessful due to many factors, including the following:

•                  even if Janssen decides to continue IMerge and/or IMbark, the development of imetelstat could be substantially delayed depending on the feedback from the FDA on IMerge and the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct an assessment of overall survival in IMbark;

•                  Janssen may choose to terminate the Collaboration Agreement for any reason;

•                  Janssen may provide a negative Continuation Decision and halt its development of imetelstat, in which case we would receive no further payments from Janssen under the Collaboration Agreement;

•                  Janssen may believe that any preliminary or final results of IMbark and/or IMerge, including any future internal data reviews of these trials, are negative under the criteria set forth in the respective protocols or otherwise, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, which would likely result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

•                  Janssen may not dedicate the resources necessary to carry imetelstat through clinical development, and this would delay or preclude the achievement of development, regulatory or sales milestones under the Collaboration Agreement;

•                  Janssen may be unable to obtain regulatory clearances or approvals to continue clinical development or commercialize imetelstat for sale in the United States and other countries, in a timely manner, or at all, or such regulatory clearances or approvals may be revoked or put on hold by governmental or regulatory authorities in any jurisdiction;

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

•                  Janssen may conclude that the commercial potential of imetelstat is not attractive enough to warrant continued development of imetelstat by Janssen, which would likely result in a termination of the Collaboration Agreement by Janssen;

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

•                  the loss or impairment of our intellectual property rights related to imetelstat might delay or halt ongoing or potential future clinical trials of imetelstat by Janssen and any applications for regulatory approval by Janssen, and therefore delay or halt the payment of any potential milestone payments to us;

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

If Janssen does not perform in the manner we expect or fulfill its responsibilities under the Collaboration Agreement in a timely manner, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated. *

The timely and successful completion by Janssen of the development, manufacturing, regulatory and commercialization activities for imetelstat will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

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

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen, including IMbark, IMerge and the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, and potential future clinical trials of imetelstat, may fail to demonstrate sufficient safety and efficacy of imetelstat to enable future development of the drug, which would prevent or delay regulatory approval and commercialization, negatively affect our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement with Janssen and could result in termination of the Collaboration Agreement by Janssen. *

Before regulatory approvals for the commercial sale of imetelstat can be obtained, clinical testing must be conducted to show that imetelstat is both safe and effective for use in each target indication. Such clinical testing is expensive, can take many years to complete, and is inherently uncertain. Failure can occur at any time during clinical testing. Most product candidates that commence clinical trials are never approved as commercial products.

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

•                  obtaining or maintaining regulatory clearances to continue to conduct current clinical trials being conducted by Janssen, such as obtaining FDA feedback on the data package planned to be provided by Janssen for IMerge or obtaining or maintaining regulatory clearances to commence, conduct or continue to conduct potential future clinical trials of imetelstat, in a timely manner, or at all, in the United States or other countries;

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

•                  obtaining timely review and clearances by regulatory authorities of protocol amendments which may be sought for IMbark, IMerge and potential future clinical trials of imetelstat, including any refinements to the trial design sought for Part 2 of IMerge; and

•                  obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including any refinements to the trial design sought for Part 2 of IMerge, to conduct clinical trials at existing or prospective clinical trial sites.

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

Due to the current suspension of enrollment in IMbark, the timing of the protocol-specified primary analysis for the trial remains uncertain and may be substantially delayed due to numerous factors, including whether patient enrollment resumes in the trial, or the protocol-specified primary analysis may not occur at all if IMbark is terminated early based on preliminary or ongoing data assessments, safety concerns or for any other reason. Delay in the timing of the Continuation Decision or a negative Continuation Decision from Janssen, which would result in the termination of the Collaboration Agreement by Janssen, could increase our development costs and impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen encounters difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, clinical development and commercialization activities could be delayed or otherwise adversely affected, which could cause Janssen to terminate the Collaboration Agreement, and our business would be severely harmed. *

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark and IMerge, or potential future clinical trials of imetelstat for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

•                  the patient eligibility criteria in the protocol;

•                  the size of the patient population required for analysis of the trial’s primary endpoint;

•                  the proximity of patients to study sites;

•                  the design of the trial;

•                  Janssen’s ability to recruit and retain clinical trial investigators with the appropriate competencies and experience;

•                  clinicians’ and patients’ perceptions as to the potential advantages of imetelstat, both in relation to other available therapies, including any new drugs that may be approved for the indications being investigated, and as a result of any preliminary data from current clinical trials;

•                  the ability to obtain and maintain patient consents; and

•                  the risk that patients enrolled in the clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, enrollment suspension, investigator decision, slow progress to later stage clinical trials or personal issues.

In addition, IMbark and IMerge compete, and potential future clinical trials of imetelstat will compete, with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and this competition will reduce the number and type of patients available to enroll or remain in the imetelstat clinical trials. Since the number of qualified clinical investigators is limited, IMbark and IMerge are being conducted, and potential future clinical trials of imetelstat are expected to be conducted, at the same clinical trial sites that competitors use, which will reduce the number of patients who are available for the imetelstat clinical trials at such clinical trial sites. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into the imetelstat clinical trials.

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets or adversely affect the timing or outcome of IMbark and IMerge, or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat, either of which would delay the timing of the Continuation Decision from Janssen or could cause Janssen to terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. For example, during the next year, we expect Janssen to evaluate maturing efficacy and safety data from IMbark, including an assessment of overall survival. If such data are not available as a result of patient withdrawals from the trial, insufficient follow-up time, and/or inability to collect follow-up data on such patients, then Janssen will be unable to assess the potential overall survival benefit in IMbark, which could lead to the extension of IMbark to enable further data collection and significantly delay the Continuation Decision, or could cause Janssen to terminate the trial and potentially any further development of imetelstat in relapsed or refractory MF. These events could result in a termination of the Collaboration Agreement or could cause Janssen to limit its commercialization of imetelstat to certain indications. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics that delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential, which in each case could cause Janssen to terminate the Collaboration Agreement and which in turn would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of current or potential future clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia, when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed liver function test, or LFT, abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat trials. However, during the Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. In addition, adverse events previously observed in the ET Trial and the Pilot Study, such as LFT abnormalities, profound and prolonged thrombocytopenia and neutropenia, bleeding events, and other safety issues, including deaths, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, including LFT abnormalities, or severe hepatic, hemorrhagic, or new or unusual adverse events, the INDs for imetelstat may again be placed on clinical hold, as it was in March 2014, and Janssen may be delayed or precluded from further developing imetelstat.

Serious adverse events observed in current or future clinical trials could delay or prevent any regulatory clearances to continue clinical development, obstruct or preclude any regulatory approvals to commercialize imetelstat or hinder or prevent market acceptance of imetelstat. For example, patients experiencing serious adverse events may discontinue or withdraw from current or future clinical trials of imetelstat, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population, including, for example, any overall survival benefit in IMbark. This could cause Janssen to delay the timing of the Continuation Decision, terminate the Collaboration Agreement or cause Janssen to limit its commercialization of imetelstat to certain indications. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations.

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the protocol-specified primary analysis of IMbark, or, if IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, within approximately 24 months after the initiation of IMerge. Due to the current suspension of new patient enrollment in IMbark, the timing of the protocol-specified primary analysis remains uncertain. The timing of Janssen’s Continuation Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If IMbark is terminated early, placed on clinical hold or suspended by a regulatory authority for an extended period of time, or extended by Janssen to enable longer-term data collection to assess the potential overall survival benefit in IMbark, or is otherwise unsuccessful, Janssen may delay the timing of the Continuation Decision or provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our financial results, business and business prospects, and the future of imetelstat, would be severely and adversely affected, which might cause us to cease operations.

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

•                  we would bear all risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization of imetelstat, if we determine the commercial potential of imetelstat warrants further development by us;

•                  we might determine that the commercial potential of imetelstat does not warrant further development of imetelstat by Geron, in which case the development of imetelstat would likely cease;

•                  we would need to raise additional capital if we were to choose to pursue imetelstat development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all, or might not be possible on terms acceptable to us, in which case it would likely be necessary for us to limit the size or scope of the imetelstat development program or to seek additional funding by other means to accommodate the increased expenditures; and

•                  we would need to hire additional qualified employees and secure multiple third-party vendors and service providers to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and which would increase our need for additional funding.

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

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or that a product fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

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

In addition, our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented, as well as the fact that we exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen, and the uncertainties regarding our ability to diversify our business or related to the continued development of imetelstat by Janssen could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may be unable to retain our current personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms. The loss of any or all of these individuals could harm our business and could impair our ability to support our collaboration with Janssen or to support future growth.

We are involved in securities-related legal actions that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations. *

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

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

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6.25 million in cash. We and our insurance providers agreed that $6.0 million of the settlement amount will be paid by our insurance providers and the remaining $250,000 will be paid by us. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

On March 2, 2017, plaintiff’s counsel filed a motion for preliminary approval of the settlement terms, and on April 7, 2017, the California District Court issued an order preliminarily approving the settlement terms proposed in the Stipulation and directing that notice of the Settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014. The Notice includes, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, and the terms of the plaintiff’s counsel fee application.

The California District Court scheduled a final settlement fairness hearing on July 21, 2017 to, among other things, make a final determination whether the settlement is fair, reasonable and adequate and should be approved by the California District Court. The proposed settlement and the Stipulation remain subject to final approval by the California District Court. It is possible that:

•                  final approval of the proposed settlement and the Stipulation may not be obtained from the California District Court;

•                  we may be unable to overcome any objections or appeals regarding the proposed settlement;

•                  individual claimants may opt out of the class and pursue individual claims against us;

•                  the settlement may require more activity and/or defense and disposition costs than currently expected; and

•                  the settlement may not have the expected impact intended by the parties, including resolving the Class Action Lawsuits.

The occurrence of any of the above could have a material adverse effect on our business, cash flow, results of operations and financial condition. For a more complete discussion of the Class Action Lawsuits, see the section entitled “Legal Proceedings” under Item 3.

It is possible that additional suits will be filed, or allegations received from stockholders naming us and/or our officers and directors as defendants with respect to these same or other matters, including, for example, allegations related to the duration and nature of follow-up conducted by Janssen or us of patients enrolled in current and potential future clinical trials of imetelstat, the nature and timing of our disclosures related to efficacy or safety data observed in current and potential future clinical trials of imetelstat, or serious adverse events encountered in current and potential future clinical trials of imetelstat. We could be forced to expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, cash flow, results of operations and financial condition.

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

For example, as a result of possible disagreements with Janssen, we may become involved in litigation or arbitration, which would be time-consuming and expensive. Possible disagreements with Janssen could include disagreements regarding the development and/or commercialization of imetelstat, interpretation of the Collaboration Agreement and ownership of proprietary rights. In addition, in certain circumstances we may believe that a particular milestone under the Collaboration Agreement has been achieved, and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans. While the Collaboration Agreement provides for a joint governance structure to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, Janssen generally will, subject to limited exceptions, have the deciding vote in the event of any disagreement. In any event, the joint governance structure contemplated by the Collaboration Agreement will be dissolved in the event that Janssen makes a Continuation Decision and we do not exercise our U.S. Opt-In Rights, which would preclude our ability to participate in any further decision-making for imetelstat. Reliance on a joint governance structure also subjects us to the risk that changes in key Janssen management personnel that are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude imetelstat development and/or commercialization.

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

Likewise, our stockholders may believe that the financial and other terms of the Collaboration Agreement are not favorable to either us or our stockholders, including any belief that the potential payments we may receive under the Collaboration Agreement are inadequate. Litigation brought by our stockholders challenging the validity of, or financial losses resulting from the Collaboration Agreement could also result in claims against us by Janssen, and the Collaboration Agreement provides for indemnification by us of Janssen against all losses and expenses relating to breaches of our representations, warranties and covenants in the Collaboration Agreement, which could expose us to further financial obligations and damages. The occurrence of any one or more of the above could have a significant adverse impact on our business and financial condition.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be delayed or abandoned, even after significant resources have been expended on it. Examples of such decisions include the discontinuation of our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, the discontinuation of our development of imetelstat in solid tumors with short telomeres in April 2013, and Janssen’s determinations in the third quarter of 2016 to close the 4.7 mg/kg dosing arm in IMbark to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm in IMbark because an insufficient number of patients in the 9.4 mg/kg dosing arm met the protocol defined interim efficacy criteria at 12 weeks. Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on the future of imetelstat and our business prospects and likely result in the failure of our business.

Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary data, particularly as more patient data become available. *

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including the Pilot Study, as well as the results of the internal interim data reviews conducted by Janssen for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in the Pilot Study, IMbark or IMerge or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial and the Pilot Study and the results obtained by Janssen in the internal data reviews conducted for IMbark and IMerge, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound and prolonged thrombocytopenia and neutropenia and other safety issues, including deaths, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the Pilot Study, have also been observed in the internal data reviews conducted by Janssen of IMbark and IMerge. Since remaining patients in the treatment phase for the Pilot Study, IMbark and IMerge continue to receive imetelstat, efficacy and safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the Pilot Study, as well as determinations made by Janssen and the Joint Steering Committee based on the internal data reviews for IMbark and IMerge. If additional, new or more severe adverse events occur in current imetelstat clinical trials, including the Pilot Study, IMbark and IMerge, such trials could be discontinued by Janssen or the IND for imetelstat may again be placed on clinical hold, as it was in March 2014. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

In addition, from time-to-time, preliminary or interim data from current clinical trials, such as the Pilot Study, IMbark and IMerge, or potential future clinical trials, may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, and preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015. Since such data are preliminary, the final data from any protocol-specified primary analysis which may be conducted, or any future analyses of the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, may be materially different. Material adverse differences in the final data, compared to preliminary or interim data, from the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, delay its Continuation Decision, or terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Even if final safety and/or efficacy data from the Pilot Study, IMbark or IMerge or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS. Preliminary or interim results from the Pilot Study, IMbark or IMerge reported by us, Janssen or by the investigator in the Pilot Study may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment. *

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in the Pilot Study, IMbark and IMerge, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed as patient treatment continues and more data become available. In addition, since IMbark, IMerge and the Pilot Study are ongoing studies in which additional data are being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement, continuation and/or completion of any current ongoing clinical trials, including IMbark, IMerge and the Pilot Study, or potential future clinical trials would likely be delayed, for example by being placed on a clinical hold, halted or prohibited;

•                  patients in current ongoing clinical trials, including IMbark, IMerge and the Pilot Study, might discontinue or withdraw from the trials, resulting in incomplete data sets; or

•                  additional, unexpected clinical trials or preclinical studies may be required to be conducted.

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

Obtaining regulatory clearances and approvals to continue clinical development and in the future, potentially market imetelstat in the United States and other countries, is a costly and lengthy process, and we cannot predict whether or when regulatory authorities will permit additional imetelstat development or approve imetelstat for commercial sale. *

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example in June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union, and in March 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies, including us and Janssen, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. Likewise, the new Trump Administration has and will appoint and employ many new secretaries, directors and the like into positions of authority in the U.S. federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for pharmaceuticals. Such changes could adversely affect and/or delay the ability of Janssen to obtain approval of, and market and sell, imetelstat in the United States. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

Prior to initiating potential future clinical trials of imetelstat, clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments from these agencies regarding any protocol amendments of current clinical trials of imetelstat, including IMbark or IMerge, or protocols for potential future clinical trials of imetelstat must be addressed in a timely manner. Otherwise, further clinical development of imetelstat would likely be delayed, which could cause Janssen to delay its Continuation Decision or discontinue the imetelstat program entirely and terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Before Janssen can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. If imetelstat cannot be developed in potential future clinical trials, including Phase 3 clinical trials, our Collaboration Agreement with Janssen will be negatively impacted and likely be terminated altogether, which would have severe adverse effects on our business and business prospects, and might result in the failure of our business.

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

Delays in obtaining regulatory clearances and approvals or limitations in the scope of such clearances or approvals could:

•                  impede or halt clinical development activities and plans;

•                  significantly harm the commercial potential of imetelstat;

•                  impose additional development costs;

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

Although orphan drug designation has been granted to imetelstat for the treatment of MF and MDS, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including the potential for market exclusivity, which would likely result in the reduction of potential sales revenue for imetelstat, if any, and would likely harm our business and business prospects.

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

Pursuant to the Collaboration Agreement with Janssen, we have a U.S. Co-Promotion Option if we exercise our U.S. Opt-In Rights. Assuming we exercise the U.S. Co-Promotion Option, we can elect to provide 20% of the U.S. imetelstat selling effort with Geron sales force personnel, in lieu of funding 20% of U.S. promotion costs upon regulatory approval and commercial launch of imetelstat in the United States. While the Collaboration Agreement includes the material terms of our U.S. Co-Promotion Option, we and Janssen mutually agreed to negotiate a separate agreement specifying detailed activities and responsibilities with respect to the marketing and co-promotion of imetelstat following our election to exercise our U.S. Co-Promotion Option. If Janssen makes an affirmative Continuation Decision, and we subsequently exercise our U.S. Opt-In Rights and Co-Promotion Option, we will need to negotiate this separate agreement with Janssen and, as a result, Janssen may impose restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-promotion activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company, and there are risks involved with establishing our own sales force capabilities, including:

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

Protection of our proprietary technology is critically important to our business, especially with respect to our collaboration with Janssen. Our success will depend in part on our ability to obtain, maintain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. Our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us or Janssen. In the event that we are unsuccessful in obtaining, maintaining, and enforcing our patents and other intellectual property rights, the value of our technologies and imetelstat will be adversely affected, and we or Janssen may not be able or willing to further develop or commercialize imetelstat. Loss or impairment of our intellectual property related to imetelstat might delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore delay or halt the payment of potential milestone payments to us under the Collaboration Agreement. Further, if imetelstat is approved for commercial sale, such events could impair Janssen’s ability to sell imetelstat and therefore result in decreased sales and reduced royalties for us. Occurrence of any of these events could negatively impact our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

As more groups become engaged in scientific research and product development in the areas of telomerase biology, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, IPRs, post-grant proceedings, oppositions, re-examinations, litigation or other means will likely increase. For example, litigation may arise as a result of our decision to enforce our patent rights against third parties. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our collaboration with Janssen or cause Janssen to terminate the Collaboration Agreement, or could otherwise have a material adverse effect on our business, and might cause us to cease operations, by:

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of March 31, 2017, our accumulated deficit was approximately $965.1 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

•                  whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement and we choose to develop imetelstat ourselves;

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

•                  changes or delays in Janssen’s development plans for imetelstat, including changes to ongoing current clinical trials of imetelstat, including IMbark and IMerge, which may result from any internal data reviews or any future clinical holds on any INDs for imetelstat;

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

•                  expenses associated with pending or potential future litigation; and

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

Our ability to raise additional funds will be severely impaired in the event of:

•                  changes or delays in Janssen’s development plans for imetelstat, including as a result of any future clinical holds on any IND for imetelstat or internal data reviews;

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between April 1, 2007 and March 31, 2017, our stock has traded as high as $9.85 per share and as low as $0.91 per share. Between April 1, 2014 and March 31, 2017, the price has ranged between a high of $5.30 per share and a low of $1.69 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

•                  announcements regarding the research and development of imetelstat, including results of, delays in, discontinuation of, or modifications to any clinical trials of imetelstat as a result of any internal data reviews, and investor perceptions thereof;

•                  announcements regarding the safety of imetelstat;

•                  announcements regarding plans to discontinue any imetelstat clinical trials, including IMbark or IMerge;

•                  announcements regarding regulatory developments concerning imetelstat, including announcements similar to our March 2014 announcement that the FDA had placed a full clinical hold on our IND for imetelstat;

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

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price of our common stock. As of March 31, 2017, we had 300,000,000 shares of common stock authorized for issuance and 159,176,119 shares of common stock outstanding. In addition, we had reserved 30,131,347 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2017. Issuing additional shares could negatively affect the market price of our common stock and the return on your investment.

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

RISKS RELATED TO COMPETITIVE FACTORS

Competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of imetelstat, which could cause Janssen to terminate the Collaboration Agreement and damage our ability to sustain operations. *

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms related to imetelstat, the study of telomeres, telomerase, or our proprietary oligonucleotide chemistry, and the research and development of therapies for the treatment of hematologic myeloid malignancies. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic institutions, government agencies and other public and private research organizations. We expect Janssen’s decisions regarding proceeding with Part 2 of IMerge and/or advancing the development of imetelstat in relapsed or refractory MF will be informed in part by what Janssen believes is the estimated commercial potential of imetelstat for the treatment of multiple hematologic malignancies.

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma, some which have reported results from Phase 3 clinical trials. Other investigational treatments for MF include inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc.; histone deacetylase inhibitors; interleukin-3 receptor targeted agents; inhibitors of heat shock protein 90; hypomethylating agents; PI3 Kinase and mTOR inhibitors; anti-fibrosis antibodies, such as PRM-151 from Promedior, Inc.; hedgehog and SMO inhibitors; PIM kinase inhibitors; IAP inhibitors; anti-LOX2 inhibitors; recombinant pentraxin 2 protein; KIP-1 activators TGF-beta superfamily inhibitors, such as sotatercept and luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene Corporation, or Celgene; FLT inhibitors; and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene ; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; aminopeptidase inhibitor, such as tosedostat by CTI Biopharma; TLR2-specific antibodies; anti-CD33 antibodies; Fas ligand inhibitors; and JAK-STAT pathway inhibitors.

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

•                  the ability to establish in the medical community the potential advantages of imetelstat over alternative treatment methods, including with respect to efficacy, safety, cost or route of administration;

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

While the Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA have been brought, and are likely to be brought in the future. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. In March 2017, members of Congress sought unsuccessfully to repeal the ACA. We cannot assure that the ACA, as currently enacted or as amended in the future, or any legislation that may replace the ACA, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

GERON CORPORATION

Date: May 9, 2017	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2017
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2017
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2017 and 2016 and (iii) Notes to Condensed Financial Statements

*                     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.