Form 10-Q
period 2017-06-30
GERON CORP
filed 2017-08-09
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 2, 2017:
Common Stock, $0.001 par value	159,213,608 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,606	$12,810
Restricted cash	268	268
Marketable securities	88,239	102,035
Interest and other receivables	457	475
Litigation settlement insurance recovery	6,000	—
Prepaid assets	496	524
Total current assets	102,066	116,112
Noncurrent marketable securities	22,076	13,954
Property and equipment, net	140	183
	$124,282	$130,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$225
Accrued compensation and benefits	2,056	2,843
Accrued collaboration charges	1,907	3,367
Litigation settlement payable	6,250	—
Accrued liabilities	856	1,434
Total current liabilities	11,274	7,869
Commitments and contingencies
Stockholders’ equity:
Common stock	159	159
Additional paid-in capital	1,084,440	1,080,198
Accumulated deficit	(971,512)	(957,924)
Accumulated other comprehensive loss	(79)	(53)
Total stockholders’ equity	113,008	122,380
	$124,282	$130,249

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Revenues:
License fees and royalties	$174	$211	$711	$960

Operating expenses:
Research and development	2,499	4,575	5,873	9,608
General and administrative	4,406	4,547	9,063	9,340
Total operating expenses	6,905	9,122	14,936	18,948
Loss from operations	(6,731)	(8,911)	(14,225)	(17,988)
Interest and other income	346	293	678	549
Interest and other expense	(20)	(19)	(41)	(40)
Net loss	$(6,405)	$(8,637)	$(13,588)	$(17,479)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.09)	$(0.11)

Shares used in computing basic and diluted net loss per share	159,182,367	158,998,931	159,171,959	158,947,485

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Net loss	$(6,405)	$(8,637)	$(13,588)	$(17,479)
Net unrealized (loss) gain on marketable securities	(8)	50	(26)	303
Comprehensive loss	$(6,413)	$(8,587)	$(13,614)	$(17,176)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,588)	$(17,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	42
Loss on retirement of property and equipment	5	—
Accretion and amortization on investments, net	144	439
Stock-based compensation for services by non-employees	115	95
Stock-based compensation for employees and directors	4,058	4,136
Amortization related to 401(k) contributions	32	57
Changes in assets and liabilities:
Other current assets	(5,954)	1,019
Other current liabilities	3,405	477
Net cash used in operating activities	(11,745)	(11,214)

Cash flows from investing activities:
Purchases of property and equipment	—	(26)
Purchases of marketable securities	(60,436)	(74,110)
Proceeds from maturities of marketable securities	65,940	71,234
Net cash provided by (used in) investing activities	5,504	(2,902)

Cash flows from financing activities:
Proceeds from issuances of common stock	37	1,067
Net cash provided by financing activities	37	1,067
Net decrease in cash and cash equivalents	(6,204)	(13,049)
Cash and cash equivalents at the beginning of the period	12,810	21,248
Cash and cash equivalents at the end of the period	$6,606	$8,199

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2016 has been derived from audited financial statements at that date.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities primarily consist of outstanding stock options, restricted stock awards and warrants to purchase our common stock. Diluted net loss per share excludes potential common shares outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations.

Since we incurred a net loss for the three and six months ended June 30, 2017 and 2016, the diluted net loss per share calculation excludes 3,181,637 and 3,472,593 potential common shares for the three months ended June 30, 2017 and 2016, respectively, and 2,633,971 and 3,529,745 potential common shares for the six months ended June 30, 2017 and 2016, respectively, related to outstanding stock options and restricted stock awards (as determined using the treasury-stock method at the estimated average market value) as their effect would have been anti-dilutive. In addition, 14,831,275 and 11,739,135 potentially dilutive securities for the three months ended June 30, 2017 and 2016, respectively, and 14,077,784 and 11,178,928 potentially dilutive securities for the six months ended June 30, 2017 and 2016, respectively, were excluded from the treasury-stock method and calculation of diluted net loss per share as their effect would have been anti-dilutive.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds and cash operating accounts.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2017 and 2016. See Note 2 on Fair Value Measurements.

Cost Method Investments

We use the cost method of accounting for non-marketable equity securities where our ownership represents less than 20% of such entity, and we cannot exert significant influence over its operations. These securities are carried at cost and adjusted for impairments.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

JUNE 30, 2017

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

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2017 and 2016 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Research and development	$250	$354	$541	$686
General and administrative	1,825	1,763	3,517	3,450
Stock-based compensation expense included in operating expenses	$2,075	$2,117	$4,058	$4,136

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. With the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, in the first quarter of 2017, we elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to be recognized in each period. In addition, the adoption of ASU 2016-09 did not impact our accounting for or presentation of excess tax benefits recognized on stock-based compensation expense on our financial statements since our net deferred tax assets are fully offset by a valuation allowance due to our history of operating losses. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the six months ended June 30, 2017 and 2016 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2017	2016
Dividend yield	0%	0%
Expected volatility range	0.884 to 0.892	0.888 to 0.890
Risk-free interest rate range	1.98% to 1.99%	1.21% to 1.38%
Expected term	5.5 yrs	5.5 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2017 and 2016 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

JUNE 30, 2017

(UNAUDITED)

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, or ASU 2014-09, which creates Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, and supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March, April, May and December 2016, the FASB issued Accounting Standards Update No. 2016-08 (Topic 606), Revenue From Contracts With Customers: Principal vs. Agent Considerations, or ASU 2016-08, Accounting Standards Update No. 2016-10 (Topic 606), Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, or ASU 2016-10, Accounting Standards Update No. 2016-12 (Topic 606), Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, and Accounting Standards Update No. 2016-20 (Topic 606), Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606, or ASU 2016-20, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. We plan to adopt ASU 2014-09 and its related supplemental guidance on January 1, 2018 using the full retrospective transition method.

The new revenue standard is principles-based and the interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. While we are continuing to assess the differences in accounting for our existing contracts under the new guidance compared to current revenue accounting standards, we have not identified any material differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment for the Collaboration Agreement with Janssen and the license agreement with Janssen Pharmaceuticals, Inc., which are our most significant license agreements. However, such assessments are preliminary and subject to change. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized historically, and we may decide to change the method in which we adopt the new standard. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. ASU 2016-15 must be applied retrospectively to each period presented. We plan to adopt ASU 2016-15 on January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU 2016-18, to address the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period which would require any adjustments to be reflected as of the beginning of the annual period that includes that interim period. ASU 2016-18 must be applied using a retrospective transition method to each period presented. We plan to adopt ASU 2016-18 on January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2016-18 on our financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation — Stock Compensation: Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We plan to adopt ASU 2017-09 on January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2017-09 on our financial statements and related disclosures.

With the exception of the standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,501	$—	$—	$4,501
Restricted cash:
Certificate of deposit	$268	$—	$—	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$7,500	$—	$(8)	$7,492
Government-sponsored enterprise securities (due in one to two years)	10,000	—	(39)	9,961
Commercial paper (due in less than one year)	19,422	18	(1)	19,439
Corporate notes (due in less than one year)	61,341	1	(34)	61,308
Corporate notes (due in one to two years)	12,131	—	(16)	12,115
	$110,394	$19	$(98)	$110,315

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2016 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,193	$—	$—	$11,193
Restricted cash:
Certificate of deposit	$268	$—	$—	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$5,000	$—	$(3)	$4,997
Government-sponsored enterprise securities (due in one to two years)	12,500	—	(42)	12,458
Commercial paper (due in less than one year)	31,024	50	(5)	31,069
Corporate notes (due in less than one year)	66,012	4	(47)	65,969
Corporate notes (due in one to two years)	1,506	—	(10)	1,496
	$116,042	$54	$(107)	$115,989

Marketable securities with unrealized losses at June 30, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2017:
Government-sponsored enterprise securities (due in less than one year)	$7,492	$(8)	$—	$—	$7,492	$(8)
Government-sponsored enterprise securities (due in one to two years)	9,961	(39)	—	—	9,961	(39)
Commercial paper (due in less than one year)	2,998	(1)	—	—	2,998	(1)
Corporate notes (due in less than one year)	51,911	(33)	1,400	(1)	53,311	(34)
Corporate notes (due in one to two years)	12,115	(16)	—	—	12,115	(16)
	$84,477	$(97)	$1,400	$(1)	$85,877	$(98)
As of December 31, 2016:
Government-sponsored enterprise securities (due in less than one year)	$4,997	$(3)	$—	$—	$4,997	$(3)
Government-sponsored enterprise securities (due in one to two years)	12,458	(42)	—	—	12,458	(42)
Commercial paper (due in less than one year)	8,365	(5)	—	—	8,365	(5)
Corporate notes (due in less than one year)	39,218	(37)	6,944	(10)	46,162	(47)
Corporate notes (due in one to two years)	1,496	(10)	—	—	1,496	(10)
	$66,534	$(97)	$6,944	$(10)	$73,478	$(107)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2017 and December 31, 2016 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of June 30, 2017 and December 31, 2016 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2017:
Money market funds(1)	$4,501	$—	$—	$4,501
Government-sponsored enterprise securities(2)(3)	—	17,453	—	17,453
Commercial paper(2)	—	19,439	—	19,439
Corporate notes(2)(3)	—	73,423	—	73,423
Total	$4,501	$110,315	$—	$114,816
As of December 31, 2016:
Money market funds(1)	$11,193	$—	$—	$11,193
Government-sponsored enterprise securities(2)(3)	—	17,455	—	17,455
Commercial paper(2)	—	31,069	—	31,069
Corporate notes(2)(3)	—	67,465	—	67,465
Total	$11,193	$115,989	$—	$127,182

(1)         Included in cash and cash equivalents on our condensed balance sheets.

(2)         Included in current portion of marketable securities on our condensed balance sheets.

(3)        Included in noncurrent portion of marketable securities on our condensed balance sheets.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

3. COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Upon the effectiveness of the Collaboration Agreement in December 2014, we received $35,000,000 from Janssen as an upfront payment.

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in January 2015. As of June 30, 2017, accrued collaboration charges of $1,907,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of development costs incurred by Janssen under the Collaboration Agreement for the three months ended June 30, 2017.

Following completion of the protocol-specified primary analysis of IMbark by Janssen, if completed, we expect Janssen to notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In the event that IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, then Janssen must instead notify us of their Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

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

JUNE 30, 2017

(UNAUDITED)

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

4. COMMITMENTS AND CONTINGENCIES

We and certain of our officers were named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi, but subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which were based on the same factual background, were consolidated for all purposes.

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6,250,000 in cash. On April 7, 2017, the California District Court issued an order preliminarily approving the settlement proposed in the Stipulation and directing that notice of the settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014, or the Class Period. The Notice included, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, the terms of the plaintiff’s counsel fee application and the process whereby purchasers of our common stock during the Class Period could opt out of the settlement class. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

In April 2017, following the preliminary approval by the California District Court of the settlement and in accordance with the Stipulation, we paid $250,000 and our insurance providers paid $6,000,000 to a settlement escrow account to be held in escrow until finalization of the settlement. Our portion of the settlement payment is included in prepaid assets on our condensed balance sheet as of June 30, 2017.

On July 21, 2017, following the settlement fairness hearing regarding the proposed settlement, the California District Court entered an order and final judgment that: (i) dismissed with prejudice and released the claims asserted in the Class Action Lawsuits against all named defendants in connection with the Class Action Lawsuits, including us, and any claims that could have been asserted that arise or relate to the facts alleged in the Class Action Lawsuits, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approved the payment of the escrow account, minus the payment of attorneys’ fees and costs to plaintiff’s counsel, to members of the settlement class.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

We accrue a liability for litigation matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As a result of the fully executed Stipulation by the parties and subsequent receipt of preliminary approval from the California District Court of the settlement proposed in the Stipulation, we accrued a loss contingency and recorded an undiscounted liability of $6,250,000, which is included in litigation settlement payable on our condensed balance sheet as of June 30, 2017. We also recorded an undiscounted insurance recovery asset of $6,000,000, which is included in litigation settlement insurance recovery on our condensed balance sheet as of June 30, 2017, representing the amount we recovered from our insurance providers upon final approval of the settlement by the California District Court on July 21, 2017.

We do not expect to make any additional payments for and do not expect, and are not aware of, any additional claims arising from or related to the facts alleged in the Class Action Lawsuits and asserted by stockholders who have opted out of the settlement class in the Class Action Lawsuits. However, it is possible that additional lawsuits may be filed, or allegations may be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits.

For a more complete discussion of the Class Action Lawsuits, see the section entitled “Legal Proceedings” under Part II, Item 1 of this Form 10-Q.

5. SUBSEQUENT EVENT

In December 2007, we granted a license to our human telomerase reverse transcriptase technology for use in human diagnostics to Sienna Cancer Diagnostics Limited, or Sienna, which was a privately held company in Australia. In connection with the license, we received 13,842,625 ordinary shares in Sienna which we recorded at a zero cost basis under the cost method of accounting. On August 3, 2017, Sienna became a publicly traded company on the Australian Securities Exchange Limited, or ASX, under the ticker symbol SDX. Since our shares are subject to a 24-month trading restriction from the effective date of Sienna’s listing on the ASX, we will continue to account for our investment in Sienna under the cost method of accounting until there is a readily determinable fair value for our shares, and such shares meet the definition of a marketable security.

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

IMerge is a two-part clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk MDS who have relapsed after or are refractory to prior treatment with an erythropoiesis stimulating agent, or ESA. Part 1 of the trial is designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of imetelstat. Efficacy assessments include hematologic improvement and reduction in transfusion requirements. Part 2 of the trial is planned as a Phase 3 double-blind, randomized, controlled trial in approximately 170 patients. The primary efficacy endpoint is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least 8 weeks. Key secondary endpoints include the rates of red blood cell transfusion independence lasting at least 24 weeks and hematologic improvement.

In September 2016, an internal data review of IMerge was conducted, and the JSC determined to continue IMerge unmodified. In April 2017, a second internal review of IMerge was completed, and the JSC determined to continue IMerge unmodified.

In Part 1 of IMerge, 32 patients were enrolled, of which a subset of 13 patients had not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and did not have a del(5q) chromosomal abnormality. As of May 2017, this 13-patient subset showed an increased durability and rate of transfusion independence compared to the overall trial population (>8-week RBC-TI: 53.8% vs 34.4%). The safety profile in Part 1 was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most common adverse events were cytopenias, which were manageable, and included Grade 3/4 neutropenia and thrombocytopenia.

Based on these data from the 13-patient subset, the JSC decided to amend Part 1 of the protocol to enroll approximately 20 additional patients who are non-del(5q) and naïve to HMA and lenalidomide treatment in order to increase the experience and confirm the benefit-risk profile of imetelstat dosed at 7.5 mg/kg every four weeks in this refined target patient population to inform a decision to treat patients in this population in Part 2 of IMerge. Such protocol amendment is expected to be submitted by Janssen to regulatory authorities for review and clearance, and must also be reviewed and approved by each clinical site’s institutional review board/ethics committee prior to being implemented. We expect enrollment into the expanded Part 1 to begin in the fourth quarter of 2017.

Detailed results for Part 1 of IMerge, including key secondary endpoints of hematologic improvement and rate of RBC-TI lasting at least 24 weeks, as well as duration of response and detailed safety information will be submitted for presentation at a major medical conference.

Separately, a data package and proposed refinements to the trial design for Part 2 of IMerge were previously provided to the United States Food and Drug Administration, or FDA, by Janssen following the internal data review completed by Janssen in April 2017, and related interactions between Janssen and the FDA are ongoing.

Janssen has not committed to begin Part 2 of IMerge. We believe development of imetelstat in Part 2 of IMerge by Janssen will be dependent on the results of the protocol-specified primary analysis for IMbark and/or an affirmative Continuation Decision. In addition, we expect feedback from FDA interactions, data from the expanded Part 1, continuing data from IMbark, including the internal data review in the first quarter of 2018, and the totality of imetelstat program information will inform Janssen’s decision whether to move forward to Part 2 of IMerge. Further delays in decision-making related to whether to commence Part 2 of IMerge, including a decision by Janssen to delay such decision-making pending the completion of the protocol-specified primary analysis for IMbark, would further impede the advancement of imetelstat development in lower risk MDS.

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

•                  In these relapsed or refractory MF patients treated in the 9.4 mg/kg dosing arm, the spleen volume response rate observed to date was less than that reported in front-line MF patients treated in trials with other drugs. However, activity within multiple outcome measures was observed with imetelstat treatment, which suggests potential clinical benefit in this relapsed or refractory MF patient population. These outcome measures included a range of spleen volume reductions, reductions in Total Symptoms Score, and improvements in hematologic parameters, such as anemia and peripheral blood counts. In addition, the data suggest there may be a potential survival benefit associated with imetelstat treatment in these patients.

The trial continues without any modifications, and patients remaining in the treatment phase may continue to receive imetelstat. Enrollment of new patients to the trial remains suspended because the total number of patients enrolled to date is adequate to perform the protocol-specified primary analysis. All safety and efficacy assessments will be conducted as planned in the protocol, which includes an assessment of a potential survival benefit associated with imetelstat treatment. To date, median overall survival has not yet been reached in either dosing arm. We also expect Janssen to perform an internal data review in the first quarter of 2018 to enable a potential protocol amendment to allow the long-term treatment and follow-up of patients, including for survival, beyond the current April 2018 per-protocol end-of-study date.

In July 2017, the JSC agreed that the timing of the protocol-specified primary analysis for IMbark will begin upon the earlier of either a pre-specified number of deaths occurring in the trial or the end of the third quarter of 2018. Following completion of this primary analysis, which would include an assessment of potential survival benefit associated with imetelstat treatment, we expect Janssen to notify us of its Continuation Decision. The primary analysis may not occur at all if IMbark is terminated early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, under which circumstances Janssen must instead notify us of its Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

We expect continuing data from IMbark, including the internal data review in the first quarter of 2018, the protocol-specified primary analysis for IMbark, potential regulatory feedback, the totality of imetelstat program information, including an assessment of the evolving treatment landscape in MF and the potential application of imetelstat in multiple hematologic malignancies, including MDS, will inform Janssen’s decision whether to continue development of imetelstat. We expect that without an adequate survival benefit in relapsed or refractory MF, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Further delay in the timing of the Continuation Decision, or a negative Continuation Decision, which would result in termination of the Collaboration Agreement by Janssen, could increase our development costs and impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our business and business prospects and the future of imetelstat.

Financial Overview

We had approximately $117.2 million in cash and investments as of June 30, 2017. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2017, we had an accumulated deficit of $971.5 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. In addition, if Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, including with respect to enrolling additional patients in Part 1 of IMerge and/or obtaining longer-term efficacy and safety data from IMbark to enable an assessment of potential survival benefit associated with imetelstat treatment, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that materially impact our condensed financial statements.

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

We recognized license fee revenues of $58,000 and $467,000 for the three and six months ended June 30, 2017, respectively, compared to $70,000 and $533,000 for the same periods in 2016 related to our various agreements. The decrease in license fee revenues for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily reflects the recognition of lower license fees for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology. We recognized royalty revenues of $116,000 and $244,000 for the three and six months ended June 30, 2017, respectively, compared to $141,000 and $427,000 for the same periods in 2016. The decrease in royalty revenues for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily reflects lower product sales by our licensees.

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

Research and Development Expenses

During the three and six months ended June 30, 2017 and 2016, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three and six months ended June 30, 2017 and 2016, direct external expenses primarily consisted of our proportionate share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $2.5 million and $5.9 million for the three and six months ended June 30, 2017, respectively, compared to $4.6 million and $9.6 million for the same periods in 2016. The decrease in research and development expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily reflects lower direct external costs for our proportionate share of clinical development expenses under the collaboration with Janssen and reduced personnel related expenses.

Research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Direct external expenses	$1,835	$3,670	$4,421	$7,639
Personnel related expenses	535	769	1,143	1,625
All other expenses	129	136	309	344
Total research and development expenses	$2,499	$4,575	$5,873	$9,608

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

General and Administrative Expenses

General and administrative expenses were $4.4 million and $9.1 million for the three and six months ended June 30, 2017, respectively, compared to $4.5 million and $9.3 million for the same periods in 2016. The decrease in general and administrative expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily reflects lower consulting costs. We expect general and administrative expenses to remain consistent during the remainder of 2017.

Interest and Other Income

Interest income was $346,000 and $678,000 for the three and six months ended June 30, 2017, respectively, compared to $293,000 and $549,000 for the same periods in 2016. The increase in interest income for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest and Other Expense

Interest and other expense was $20,000 and $41,000 for the three and six months ended June 30, 2017, respectively, compared to $19,000 and $40,000 for the same periods in 2016. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash, restricted cash, cash equivalents and marketable securities of $117.2 million, compared to $129.1 million at December 31, 2016. The decrease in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2017 was the result of cash being used for operations. We expect to experience negative cash flow for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

•                  whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement, and we choose to develop imetelstat ourselves;

•                  further changes or delays in Janssen’s development plans for imetelstat, including changes to or further expansion of or delays in ongoing clinical trials decided upon by Janssen or required by regulatory authorities, such as clinical holds or other requirements, or any future clinical holds on any investigational new drug applications, or INDs, for imetelstat, or any other factors;

•                  the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

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

•                  expenses associated with potential future litigation; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•                  further changes or delays in Janssen’s development plans for imetelstat;

•                  a failure or inability to show adequate safety or efficacy of imetelstat in current or potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

•                  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

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

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2017 and 2016 was $11.7 million and $11.2 million, respectively. The increase in net cash used in operations in 2017 compared to 2016 primarily reflects payment of our portion of the settlement amount for the securities lawsuits.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2017 was $5.5 million. Net cash used in investing activities for the six months ended June 30, 2016 was $2.9 million. The increase in net cash provided by investing activities in 2017 compared to 2016 primarily reflects a higher rate of maturities than purchases of marketable securities in 2017.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $37,000 and $1.1 million, respectively. The decrease in net cash provided by financing activities in 2017 compared to 2016 primarily reflects the receipt of higher cash proceeds in the first half of 2016 from the exercise of outstanding stock options under our equity plans.

Contractual Obligations

During the six months ended June 30, 2017, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On June 30, 2014, the Class Action Lawsuits were consolidated for all purposes into a single case, and on November 4, 2014, the securities lawsuit filed in the Mississippi District Court was transferred and also consolidated into the Class Action Lawsuits. The California District Court appointed a lead plaintiff and lead counsel for the Class Action Lawsuits on June 30, 2014. On September 19, 2014, the lead plaintiff filed his consolidated amended complaint which alleged violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us, including that we allegedly failed to disclose facts related to the occurrence of persistent low-grade liver function test, or LFT, abnormalities observed in the Phase 2 clinical trial of imetelstat in essential thrombocythemia, or the ET Trial, and the potential risk of chronic liver injury following long-term exposure to imetelstat. The consolidated amended complaint sought unspecified damages and an award of reasonable costs and expenses, including attorneys’ fees. We filed our motion to dismiss the consolidated amended complaint on November 18, 2014. On April 10, 2015, the California District Court granted our motion to dismiss with respect to some of the allegedly false and misleading statements made by us and denied our motion to dismiss with respect to other allegedly false and misleading statements made by us. On May 22, 2015, we filed our answer to the consolidated amended complaint.

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

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6.25 million in cash. We and our insurance providers agreed that $6.0 million of the settlement amount would be paid by our insurance providers and the remaining $250,000 would be paid by us. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

On March 2, 2017, plaintiff’s counsel filed a motion for preliminary approval of the settlement, and on April 7, 2017, the California District Court issued an order preliminarily approving the settlement proposed in the Stipulation and directing that notice of the settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014, or the Class Period. The Notice included, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, the terms of the plaintiff’s counsel fee application and the process whereby purchasers of our common stock during the Class Period could opt out of the settlement class. Five such purchasers chose to opt out of the settlement class. In April 2017, following the preliminary approval by the California District Court of the settlement and in accordance with the Stipulation, we paid $250,000 and our insurance providers paid $6.0 million to a settlement escrow account to be held in escrow until finalization of the settlement.

The California District Court scheduled a settlement fairness hearing on July 21, 2017 to, among other things, make a final determination whether the settlement is fair, reasonable and adequate and should be approved by the California District Court. On July 21, 2017, following the settlement fairness hearing regarding the proposed settlement, the California District Court entered an order and final judgment that: (i) dismissed with prejudice and released the claims asserted in the Class Action Lawsuits against all named defendants in connection with the Class Action Lawsuits, including us, and any claims that could have been asserted that arise or relate to the facts alleged in the Class Action Lawsuits, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approved the payment of the $6.25 million cash settlement fund, minus the payment of attorneys’ fees and costs to plaintiff’s counsel, to members of the settlement class.

We do not expect to make any additional payments for and do not expect, and are not aware of, any additional claims arising from or related to the facts alleged in the Class Action Lawsuits and asserted by stockholders who have opted out of the settlement class in the Class Action Lawsuits. However, it is possible that additional lawsuits may be filed, or allegations may be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

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

RISKS RELATED TO OUR BUSINESS

If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Janssen may terminate the Collaboration Agreement at any time at its sole discretion. If imetelstat fails to meet criteria determined by Janssen to support an affirmative Continuation Decision, or for any other reason, Janssen may discontinue the imetelstat program and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat at our own expense. Any decision by us whether to pursue the development of imetelstat ourselves would be highly influenced by numerous factors, including efficacy and safety data from current and past clinical trials of imetelstat, current regulatory environment and feedback, projected development timelines and available resources. If we were to decide to pursue the development of imetelstat independently, we would be required to fund all clinical development, manufacturing, and/or commercialization activities ourselves, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible on favorable terms, or at all. If such additional funds or alternative collaborations were unavailable, the development and/or commercialization of imetelstat would be discontinued or substantially further delayed, which might cause us to cease operations.

If there are further delays in IMerge or IMbark, Janssen may decide to cease the development of imetelstat and terminate the Collaboration Agreement, and our business would be severely harmed. *

The expansion of enrollment in Part 1 of IMerge has prolonged the development of imetelstat in lower risk MDS, and Janssen could decide not to complete the expanded enrollment in Part 1 or not to proceed with Part 2 of IMerge. Janssen has made no commitment to commence Part 2 of IMerge. Even if Janssen completes the expanded enrollment in Part 1 of IMerge and obtains the additional data from the refined target patient population, the development of imetelstat in lower risk MDS could still be substantially delayed in Part 1, for example, as a result of feedback from or requirements of, the FDA or other regulatory authorities, clinical holds or suspensions. Further, the data from the expanded Part 1 may not support the development of imetelstat in the refined target patient population for Part 2. In any event, we expect Janssen to wait until it completes the protocol-specified primary analysis for IMbark before deciding to move forward to Part 2 of IMerge and making an affirmative Continuation Decision. Therefore, for the above-stated reasons, these delays in Janssen decision-making related to whether to commence Part 2 of IMerge could cause Janssen to discontinue the imetelstat development program and terminate the Collaboration Agreement.

For IMbark, although we expect Janssen to initiate the internal data review in the first quarter of 2018 and the protocol-specified primary analysis for IMbark by the end of the third quarter of 2018, neither may occur on the timing that we expect, or at all, if Janssen decides that further changes to the trial are necessary or there are requirements or clinical holds placed on the trial by the FDA or other regulatory authorities. In addition, the first quarter 2018 data review or the primary analysis would not occur at all if Janssen terminates IMbark based on preliminary or ongoing data assessments, safety concerns, requirements imposed by the FDA or other health authorities, or a clinical hold or suspension by a regulatory authority. Even if Janssen obtains longer-term efficacy and safety data for IMbark, Janssen may determine that such data do not show sufficient survival benefit to support further development and potential regulatory approval for imetelstat in relapsed or refractory MF patients, which we expect would result in a decision by Janssen to discontinue IMbark and the imetelstat program and terminate the Collaboration Agreement. In addition, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct an assessment of potential survival benefit, could significantly further delay the development of imetelstat in MF and in lower risk MDS, and the timing of a Continuation Decision, if any.

If our collaboration with Janssen is not successful, our business would be severely harmed. *

Our collaboration with Janssen may be unsuccessful due to many factors, including the following:

•                  the development of imetelstat could be further delayed, perhaps substantially, depending on the rate of enrollment in the expanded Part 1 of IMerge, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct the protocol-specified primary analysis, which would include an assessment of potential survival benefit associated with imetelstat treatment in IMbark, and any feedback from ongoing or future interactions with the FDA with respect to IMerge or IMbark;

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

•                  Janssen may conclude that the commercial potential of imetelstat does not meet its internal thresholds or yield a timely return on its investment in imetelstat; either of which would cause Janssen to reconsider continued development of imetelstat, resulting in a renegotiation or a termination of the Collaboration Agreement by Janssen;

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

In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are solely dependent on Janssen to provide us with timely and accurate information concerning these activities as well as information about the costs incurred under the Collaboration Agreement. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials of imetelstat, and commercialization assumptions or criteria set by Janssen for the continued development and commercialization of imetelstat, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen, including IMbark, IMerge and the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, and potential future clinical trials of imetelstat, may fail to demonstrate sufficient safety and efficacy of imetelstat to warrant future development of the drug, which would prevent or further delay regulatory approval and commercialization, negatively affect our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement with Janssen and could result in termination of the Collaboration Agreement by Janssen. *

Before regulatory approvals for the commercial sale of imetelstat can be obtained, clinical testing must be conducted to show that imetelstat is both safe and effective for use in each target indication. Such clinical testing is expensive, can take many years to complete and is inherently uncertain. Failure can occur at any time during clinical testing. Most product candidates that commence clinical trials are never approved as commercial products.

The clinical development of imetelstat will be influenced by results from current clinical trials being conducted by Janssen, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be further delayed or abandoned for a variety of reasons, including as a result of clinical holds, suspensions or requirements of the FDA or other regulatory authorities, or failures or delays by Janssen in:

•                  successfully enrolling up to approximately 20 additional lower risk MDS patients who are naïve to HMA and lenalidomide treatment, and do not have a del(5q) chromosomal abnormality, in the expanded Part 1 of IMerge;

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

•                  obtaining or maintaining regulatory clearances to continue to conduct current clinical trials being conducted by Janssen, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, in the United States or other countries;

•                  maintaining the INDs for imetelstat without such INDs being placed on full or partial clinical hold by the FDA;

•                  properly designing, enrolling in, conducting or completing; (i) IMerge, including enrolling the 20 additional MDS patients in the refined target population in the expanded Part 1 of IMerge; and (ii) IMbark, by collecting longer-term efficacy and safety data to enable an assessment of potential survival benefit, and promptly or adequately reporting data from such trials;

•                  properly conducting and/or completing the Pilot Study and promptly or adequately reporting data from such trial;

•                  obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;

•                  responding to safety or futility findings by the data review committees of current clinical trials, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including hepatotoxicity, fatal bleeding, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

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

•                  obtaining timely review and clearances by regulatory authorities of protocol amendments which have been or may be sought for IMbark, IMerge and potential future clinical trials of imetelstat, including the current and any future refinements to the trial design sought for Part 1 and Part 2 of IMerge, or the potential protocol amendment to allow the long-term treatment and follow-up of patients in IMbark beyond the current April 2018 per-protocol end-of-study date; and

•                  obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including the current and any future refinements to the trial design sought for Part 1 and Part 2, if any, of IMerge, or the potential protocol amendment to allow the long-term treatment and follow-up of patients in IMbark beyond the current April 2018 per-protocol end-of-study date.

Failures or delays with respect to any of these events could adversely affect Janssen’s ability to continue or successfully complete any current clinical trials of imetelstat or to initiate potential future clinical trials of imetelstat, which could increase development costs, further delay the timing of the Continuation Decision from Janssen, impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement or cause Janssen to terminate the Collaboration Agreement, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

In July 2017, the JSC agreed that the timing of the protocol-specified primary analysis for IMbark will begin upon the earlier of either a pre-specified number of deaths occurring in the trial or the end of the third quarter of 2018. As a result, the earliest timepoint of the protocol-specified primary analysis for IMbark is uncertain due to the unknown projected rate of deaths occurring in the trial. If IMbark is terminated early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or placed on clinical hold or suspended by a regulatory authority, the protocol-specified primary analysis may not take place at all. Further delays in the timing of the Continuation Decision or a negative Continuation Decision from Janssen, which would result in the termination of the Collaboration Agreement by Janssen, could increase our development costs and would impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen encounters difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, including the expanded Part 1 of IMerge, clinical development and commercialization activities could be further delayed or otherwise adversely affected, which could cause Janssen to terminate the Collaboration Agreement, and our business would be severely harmed. *

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark and IMerge, including in retaining patients in IMbark to allow for an assessment of potential survival benefit, or in enrolling approximately 20 additional lower risk MDS patients in the refined target population in the expanded Part 1 of IMerge, or potential future clinical trials of imetelstat, for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

•                  the patient eligibility criteria in the protocol;

•                  the size of the patient population required for analysis of the trial’s primary endpoint;

•                  the proximity of patients to trial sites;

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

•                  the ability to obtain and maintain patient consents; and

•                  the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, investigator decision, slow progress to later stage clinical trials or personal issues.

In addition, IMbark and IMerge compete, and potential future clinical trials of imetelstat will compete, with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and this competition will reduce the number and type of patients available to enroll or remain in the imetelstat clinical trials. Since the number of qualified clinical investigators is limited, IMbark and IMerge are being conducted, and potential future clinical trials of imetelstat are expected to be conducted, at the same clinical trial sites that competitors use, which will reduce the number of patients who are available for the imetelstat clinical trials at such clinical trial sites. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials.

Delays in patient enrollment in the expanded Part 1 of IMerge, or in any imetelstat clinical trial, or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of IMbark and IMerge, or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat, either of which would further delay the timing of the Continuation Decision from Janssen or could cause Janssen to terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Insufficient enrollment in the expanded Part 1 of IMerge will delay or potentially preclude an assessment of imetelstat benefit, if any, in the refined target patient population in Part 1 of IMerge. For IMbark, if the data necessary for the protocol-specified primary analysis are not available as a result of patient withdrawals from the trial, insufficient follow-up time, and/or inability to collect follow-up data on such patients, then Janssen would be unable to assess the potential survival benefit in IMbark. If Janssen is unable to assess the potential survival benefit in IMbark or believes there is no survival benefit, we expect that Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics that delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential, which in each case could cause Janssen to terminate the Collaboration Agreement and which in turn would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of current or potential future clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia, when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed liver function test, or LFT, abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In the ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat trials. However, during the Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. In addition, adverse events previously observed in the ET Trial and the Pilot Study, such as LFT abnormalities; profound and/or prolonged, including grade 3/4, thrombocytopenia and neutropenia; bleeding events; and other safety issues, including deaths, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, including LFT abnormalities, or severe hepatic, hemorrhagic, or new or unusual adverse events, the INDs for imetelstat may again be placed on clinical hold, as it was in March 2014, and Janssen may be delayed or precluded from further developing imetelstat.

Serious adverse events observed in current or future clinical trials could delay or prevent any regulatory clearances to continue clinical development, obstruct or preclude any regulatory approvals to commercialize imetelstat or hinder or prevent market acceptance of imetelstat. For example, patients experiencing serious adverse events may discontinue or withdraw from current or future clinical trials of imetelstat, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population, such as the inability to assess potential survival benefit of imetelstat in relapsed or refractory MF patients in IMbark or the benefit-risk profile of imetelstat in the refined target patient population in IMerge. This could cause Janssen to delay the timing of the Continuation Decision or terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen does not elect to continue the development of imetelstat in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations.*

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the protocol-specified primary analysis of IMbark, or, if IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, within approximately 24 months after the initiation of IMerge. In July 2017, the JSC agreed that the timing of the protocol-specified primary analysis for IMbark will begin upon the earlier of either a pre-specified number of deaths occurring in the trial or the end of the third quarter of 2018. As a result, the earliest timepoint of the protocol-specified primary analysis for IMbark is uncertain and may be substantially delayed due to the unknown projected rate of deaths occurring in the trial. If Janssen terminates IMbark early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or the trial is placed on clinical hold or suspended by a regulatory authority, the protocol-specified primary analysis may not take place at all.

The timing of Janssen’s Continuation Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If IMbark is terminated early, placed on clinical hold or suspended by a regulatory authority for an extended period of time, or extended by Janssen to enable longer-term data collection to assess the potential survival benefit in IMbark, or is otherwise unsuccessful, Janssen may delay the timing of the Continuation Decision or provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our financial results, business and business prospects, and the future of imetelstat, would be severely and adversely affected, which might cause us to cease operations.

In addition, Janssen may terminate the Collaboration Agreement at any time for convenience. If Janssen terminates the Collaboration Agreement, then, depending on the timing of such event:

•                  we would no longer have the right to receive any milestone payments or royalties under the Collaboration Agreement;

•                  further development of imetelstat, if any, would be significantly delayed or terminated;

•                  we would bear all risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization of imetelstat, if we determine the commercial potential of imetelstat warrants further development by us;

•                  we might determine that the commercial potential of imetelstat does not warrant further development of imetelstat by us, in which case the development of imetelstat would likely cease;

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

•                  if we were to choose to pursue imetelstat development independently, we would need to hire additional qualified employees and secure multiple third-party vendors and service providers to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and which would increase our need for additional funding; and

•                  if we were to choose to pursue imetelstat development independently, we would need to work collaboratively with Janssen to transfer the imetelstat program back to Geron, and such a transfer may take significant amounts of time, would be resource intensive and costly, and may not be feasible, in which case the development of imetelstat would likely be significantly delayed or terminated.

Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Failure by Janssen to manufacture or provide adequate clinical and commercial quantities of imetelstat on a timely basis, or at all, would result in a delay of clinical trials or regulatory approvals, or lost sales, and our business and business prospects could be severely harmed.*

In accordance with the Collaboration Agreement, Janssen is responsible for the manufacture and management of the supply of imetelstat on a global basis for all clinical trials and commercial activities. Consequently, we are, and expect to remain, dependent on Janssen to appropriately supply imetelstat and other clinical trial materials. The process of manufacturing imetelstat is complex and subject to several risks, including:

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

As a result of these risks, Janssen may not perform as agreed or may default in its obligations to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat or other clinical trial materials on a timely basis, or at required or applicable quality standards. If Janssen were to terminate the Collaboration Agreement, and we chose to pursue imetelstat development independently, we would be reliant upon Janssen for the manufacture and supply of adequate clinical quantities of imetelstat or other clinical trial materials, until such time as we could establish our own independent third-party manufacturers or suppliers, which might not be feasible for a significant period of time, and could significantly delay our ability to further develop imetelstat independently. Any such failure by Janssen to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities, including to us in the event that the Collaboration Agreement was terminated, could delay current and/or potential future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales and reduced royalties for us which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

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

We may be unable to successfully retain key personnel to support our collaboration with Janssen or to manage any future growth.*

Our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented, as well as the fact that we exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen, and the uncertainties regarding our ability to diversify our business or related to the continued development of imetelstat by Janssen could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms, our ability to support the Collaboration Agreement with Janssen and any future growth could be impaired, and our business and the price of our common stock would be adversely impacted.

We have been, and may in the future be, involved in securities-related legal actions that are expensive and time consuming. Any securities-related legal actions, if resolved adversely, could harm our business, financial condition, or results of operations. *

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

We and certain of our officers were named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi but subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which were based on the same factual background, were consolidated for all purposes.

On March 2, 2017, the parties to the Class Action Lawsuits, through their respective counsel, executed a Stipulation and Agreement of Settlement, or the Stipulation, and related documents formalizing an agreement to settle the Class Action Lawsuits. Under the Stipulation, in exchange for the dismissal with prejudice of all claims against all defendants in connection with the Class Action Lawsuits, we agreed to settle the Class Action Lawsuits for $6.25 million in cash. We and our insurance providers agreed that $6.0 million of the settlement amount would be paid by our insurance providers and the remaining $250,000 would be paid by us. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

On March 2, 2017, plaintiff’s counsel filed a motion for preliminary approval of the settlement terms, and on April 7, 2017, the California District Court issued an order preliminarily approving the settlement terms proposed in the Stipulation and directing that notice of the Settlement, or the Notice, be given to certain purchasers of our common stock during the period from December 10, 2012 through and including March 11, 2014, or the Class Period. The Notice included, among other things, the general terms of the settlement, the proposed plan of allocation of the settlement amount, the terms of the plaintiff’s counsel fee application, and the process whereby purchasers of our common stock during the Class Period could opt out of the settlement class. Five such purchasers chose to opt out of the settlement class.

On July 21, 2017, the California District Court conducted a final settlement fairness hearing, and issued an order granting final approval of the settlement terms set forth in the Stipulation and dismissing the Class Action Lawsuits with prejudice.

It is possible that:

•                  we may be unable to overcome any objections or appeals regarding the proposed settlement;

•                  those individual claimants who opted out of the settlement class may pursue individual claims against us arising from or relating to the facts alleged in the Class Action Lawsuits;

•                  we may be required to make additional payments arising from or relating to the facts alleged in the Class Action Lawsuits to individual claimants who have opted out of the settlement class;

•                  the settlement may require more activity and/or defense and disposition costs than currently expected; and

•                  the settlement may not have the expected impact intended by the parties, including resolving the allegations forming the basis of the Class Action Lawsuits.

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

The Collaboration Agreement could result in litigation arising out of any claims that our stockholders suffered financial losses due to the transaction, the approval of our stockholders was required under applicable law or otherwise should have been obtained prior to the completion of the transaction, or that our officers and directors breached their fiduciary duties in connection with the approval and completion of the transaction. Although we believe that stockholder approval was not required under applicable law in order to complete our transaction with Janssen, and therefore we neither sought nor intend to seek such stockholder approval, it is possible that persons who were stockholders at the time of the transaction may claim that their approval was required, in which case litigation could follow, which could result in substantial damages to us and/or could negatively affect our rights and obligations, or result in the termination of, the Collaboration Agreement.

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

The research and development of imetelstat is subject to numerous risks and uncertainties.*

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be further delayed or abandoned, even after significant resources have been expended on it. Examples of such decisions include: (i) the discontinuation of our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012, (ii) the discontinuation of our development of imetelstat in solid tumors with short telomeres in April 2013, (iii) Janssen’s determinations in the third quarter of 2016 to close the 4.7 mg/kg dosing arm in IMbark to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm in IMbark because an insufficient number of patients in the 9.4 mg/kg dosing arm met the protocol defined interim efficacy criteria at 12 weeks, (iv) Janssen’s decision to expand enrollment in Part 1 of IMerge to include approximately 20 additional lower risk MDS patients in the refined target population, and (v) the potential protocol amendment for IMbark to allow the long-term treatment and follow-up of patients beyond the current April 2018 per-protocol end-of-study date. Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on the future of imetelstat and our business prospects and likely result in the failure of our business.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including the Pilot Study, as well as the results of the past or future internal data reviews conducted by Janssen for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in the Pilot Study, IMbark or IMerge or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial and the Pilot Study and the results that have been obtained by Janssen in the internal data reviews conducted for IMbark and IMerge, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound and prolonged thrombocytopenia and neutropenia and other safety issues, including deaths, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the Pilot Study, have also been observed in the internal data reviews conducted by Janssen of IMbark and IMerge. Since remaining patients in the treatment phase for the Pilot Study, IMbark and IMerge continue to receive imetelstat, and future patients in a refined target population in lower risk MDS to be enrolled in the expanded Part 1 of IMerge will receive imetelstat, efficacy and safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the Pilot Study, as well as determinations made by Janssen and the JSC based on the internal data reviews for IMbark and IMerge. If additional, new or more severe adverse events occur in current imetelstat clinical trials, including the Pilot Study, IMbark and IMerge, such trials could be discontinued by Janssen or the IND for imetelstat may again be placed on clinical hold, as it was in March 2014. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

In addition, from time-to-time, preliminary or interim data from current clinical trials, such as the Pilot Study, IMbark and IMerge, or potential future clinical trials, may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, and preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015. Since such data are preliminary, the final data from any final analysis which may be conducted, or any future analyses of the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, may be materially different. Material adverse differences in the final data, compared to preliminary or interim data, from the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, delay its Continuation Decision, or terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Even if final safety and/or efficacy data from the Pilot Study, IMbark or IMerge or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS. Preliminary or interim results from the Pilot Study, IMbark or IMerge reported by us, Janssen or by the investigator in the Pilot Study may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment. *

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in the Pilot Study, IMbark and IMerge, and future patients in a refined target population in lower risk MDS to be enrolled in the expanded Part 1 of IMerge will receive imetelstat, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed as patient treatment continues and more data become available. In addition, since IMbark, IMerge and the Pilot Study are ongoing studies in which additional data are being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat result in an unacceptable benefit-risk profile, then:

•                  the commencement, continuation and/or completion of any current ongoing clinical trials, including IMbark, IMerge and the Pilot Study, or potential future clinical trials would likely be delayed, halted or prohibited, for example by being placed on a clinical hold;

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

Obtaining regulatory clearances and approvals to continue clinical development and in the future, potentially market imetelstat in the United States and other countries, is a costly and lengthy process, and we cannot predict whether or when regulatory authorities will permit additional imetelstat development or approve imetelstat for commercial sale. *

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example in June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union, and in March 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies, including us and Janssen, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. Likewise, the Trump Administration has appointed and employed and will appoint and employ many new secretaries, directors and the like into positions of authority in the U.S. federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for pharmaceuticals. Such changes could adversely affect and/or delay the ability of Janssen to obtain approval of, and market and sell, imetelstat in the United States. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

Prior to initiating potential future clinical trials of imetelstat, clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments from these agencies regarding any protocol amendments of current clinical trials of imetelstat, including IMbark or IMerge, or protocols for potential future clinical trials of imetelstat, must be addressed in a timely and adequate manner. For example, in July 2017, the JSC decided to amend the protocol for Part 1 of IMerge to enroll approximately 20 additional patients in a refined target population. Such protocol amendment is expected to be submitted by Janssen to regulatory authorities for review and clearance. The inability to timely or adequately address any questions or comments from regulatory authorities for this protocol amendment could impede further clinical development of imetelstat, which could cause Janssen to delay its Continuation Decision or discontinue the imetelstat program entirely and terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Changes in U.S. or foreign patent law or interpretations of such patent laws could diminish the value of our patents in general, thereby impairing our ability to protect our technologies and imetelstat.*

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the United States and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technologies and imetelstat, or enforce or defend issued patents, is uncertain.

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

Depending on decisions by the U.S. federal courts, the Patent Office and similar authorities in foreign jurisdictions, the interpretation of laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents. Occurrence of these events could significantly impair our imetelstat patent rights which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of June 30, 2017, our accumulated deficit was approximately $971.5 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.*

We may need additional capital resources in order to support development and commercialization of imetelstat, especially if we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our 2015 Sales Agreement with MLV, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•                  the accuracy of the assumptions underlying our estimates for our capital needs;

•                  whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement, and we choose to develop imetelstat ourselves;

•                  further changes or delays in Janssen’s development plans for imetelstat, including changes to or further expansion of or delays in ongoing clinical trials decided upon by Janssen or required by regulatory authorities, such as clinical holds or other requirements, or any future clinical holds on any INDs for imetelstat, or any other factors;

•                  the achievement of development, regulatory and sales milestones resulting in payments to us from Janssen under the Collaboration Agreement and the timing of receipt of such payments, if any;

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

•                  expenses associated with potential future litigation; and

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

Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•                  further changes or delays in Janssen’s development plans for imetelstat;

•                  a failure or inability to show adequate safety or efficacy of imetelstat in current or potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

•                  a termination of the Collaboration Agreement or if our collaboration with Janssen is otherwise unsuccessful.

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between July 1, 2007 and June 30, 2017, our stock has traded as high as $9.24 per share and as low as $0.91 per share. Between July 1, 2014 and June 30, 2017, the price has ranged between a high of $5.30 per share and a low of $1.76 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•                  not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, or to amend any clinical trial protocol with respect to the conduct of a current clinical trial, such as the expansion of enrollment in Part 1 of IMerge and the potential protocol amendment for IMbark to allow the long-term treatment and follow-up of patients beyond the current April 2018 per-protocol end-of-study date;

•                  developments in our collaboration with Janssen, including the termination, modification or amendment of the Collaboration Agreement, or disputes regarding the collaboration;

•                  announcements regarding the research and development of imetelstat, including results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat as a result of any internal data reviews or decisions by joint governance committees, and investor perceptions thereof;

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

•                  announcements of or developments concerning potential future litigation;

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

As of June 30, 2017, we had 300,000,000 shares of common stock authorized for issuance and 159,213,608 shares of common stock outstanding. In addition, we had reserved 30,093,858 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2017. In addition, under the universal shelf registration statement filed by us in August 2015 and declared effective by the SEC in September 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

Future sales of our common stock or the perception that such sales could occur, including pursuant to our 2015 Sales Agreement with MLV, or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

RISKS RELATED TO COMPETITIVE FACTORS

Competitors may develop technologies that are superior to or more cost-effective than ours, which may significantly impact the commercial viability of imetelstat, which could cause Janssen to terminate the Collaboration Agreement and damage our ability to sustain operations.*

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms related to imetelstat, the study of telomeres, telomerase, or our proprietary oligonucleotide chemistry, and the research and development of therapies for the treatment of hematologic myeloid malignancies. In addition, other products and therapies that could directly compete with imetelstat currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic institutions, government agencies and other public and private research organizations. We expect Janssen’s decisions regarding continued development and/or commercialization, if any, of imetelstat, including completing IMerge and/or IMbark, its Continuation Decision or the termination of the Collaboration Agreement, to be informed in part by what Janssen believes is the estimated commercial potential of imetelstat for the treatment of hematologic malignancies, such as MF or MDS.

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma, some which have reported results from Phase 3 clinical trials. Other investigational treatments for MF include inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc.; histone deacetylase inhibitors; interleukin-3 receptor targeted agents; inhibitors of heat shock protein 90; hypomethylating agents; PI3 Kinase and mTOR inhibitors; anti-fibrosis antibodies, such as PRM-151 from Promedior, Inc.; hedgehog and SMO inhibitors; PIM kinase inhibitors; IAP inhibitors; anti-LOX2 inhibitors; recombinant pentraxin 2 protein; KIP-1 activators; TGF-beta superfamily inhibitors, such as sotatercept and luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene Corporation, or Celgene; LSD1 inhibitors; FLT inhibitors; and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; aminopeptidase inhibitors, such as tosedostat by CTI Biopharma; TLR2-specific antibodies; anti-CD33 antibodies; Fas ligand inhibitors; and JAK-STAT pathway inhibitors.

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

While the Supreme Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA have been brought, and are likely to be brought in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress has tried and may continue to consider legislation to replace elements of the ACA or the ACA in its entirety. Therefore, we cannot assure that the ACA, as currently enacted or as amended in the future, or any legislation that may replace the ACA, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

GERON CORPORATION

Date: August 9, 2017	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2017
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2017
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2017 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements

*                     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.