Form 10-Q
period 2017-09-30
GERON CORP
filed 2017-11-01
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 25, 2017:
Common Stock, $0.001 par value	159,231,814 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,904	$12,810
Restricted cash	268	268
Marketable securities	86,991	102,035
Interest and other receivables	514	475
Prepaid assets	886	524
Total current assets	98,563	116,112
Noncurrent marketable securities	15,560	13,954
Property and equipment, net	121	183
	$114,244	$130,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$261	$225
Accrued compensation and benefits	2,651	2,843
Accrued collaboration charges	1,946	3,367
Accrued liabilities	1,112	1,434
Total current liabilities	5,970	7,869
Commitments and contingencies
Stockholders' equity:
Common stock	159	159
Additional paid-in capital	1,086,578	1,080,198
Accumulated deficit	(978,411)	(957,924)
Accumulated other comprehensive loss	(52)	(53)
Total stockholders' equity	108,274	122,380
	$114,244	$130,249

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
License fees and royalties	$163	$5,108	$874	$6,068

Operating expenses:
Research and development	2,637	4,319	8,510	13,927
General and administrative	4,770	4,666	13,833	14,006
Total operating expenses	7,407	8,985	22,343	27,933
Loss from operations	(7,244)	(3,877)	(21,469)	(21,865)
Interest and other income	363	322	1,041	871
Interest and other expense	(18)	(21)	(59)	(61)
Net loss	$(6,899)	$(3,576)	$(20,487)	$(21,055)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.13)	$(0.13)

Shares used in computing basic and diluted net loss per share	159,216,642	159,140,254	159,186,853	159,011,741

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Net loss	$(6,899)	$(3,576)	$(20,487)	$(21,055)
Net unrealized gain (loss) on marketable securities	27	(65)	1	238
Comprehensive loss	$(6,872)	$(3,641)	$(20,486)	$(20,817)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,487)	$(21,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	63
Loss (gain) on retirement/sales of property and equipment	5	(16)
Accretion and amortization on investments, net	213	507
Stock-based compensation for services by non-employees	159	123
Stock-based compensation for employees and directors	6,152	6,263
Amortization related to 401(k) contributions	32	60
Changes in assets and liabilities:
Other current assets	(401)	(4,397)
Other current liabilities	(1,899)	685
Net cash used in operating activities	(16,169)	(17,767)

Cash flows from investing activities:
Restricted cash transfer	-	(1)
Purchases of property and equipment	-	(26)
Proceeds from sales of property and equipment	-	16
Purchases of marketable securities	(81,260)	(105,698)
Proceeds from maturities of marketable securities	94,486	106,954
Net cash provided by investing activities	13,226	1,245

Cash flows from financing activities:
Proceeds from issuances of common stock	37	1,157
Net cash provided by financing activities	37	1,157
Net decrease in cash and cash equivalents	(2,906)	(15,365)
Cash and cash equivalents at the beginning of the period	12,810	21,248
Cash and cash equivalents at the end of the period	$9,904	$5,883

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2016 has been derived from audited financial statements at that date.

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

Since we incurred a net loss for the three and nine months ended September 30, 2017 and 2016, the diluted net loss per share calculation excludes 2,569,221 and 2,935,462 potential common shares for the three months ended September 30, 2017 and 2016, respectively, and 2,609,727 and 3,337,103 potential common shares for the nine months ended September 30, 2017 and 2016, respectively, related to outstanding stock options and restricted stock awards (as determined using the treasury-stock method at the estimated average market value) as their effect would have been anti-dilutive. In addition, 14,897,936 and 11,536,380 potentially dilutive securities for the three months ended September 30, 2017 and 2016, respectively, and 14,354,172 and 11,298,948 potentially dilutive securities for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the treasury-stock method and calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value associated with credit losses judged as other-than-temporary result in a charge to interest and other income. Other-than-temporary charges not related to credit losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2017 and 2016. See Note 2 on Fair Value Measurements.

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2017 and 2016 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Research and development	$235	$352	$776	$1,038
General and administrative	1,859	1,775	5,376	5,225
Stock-based compensation expense included in operating expenses	$2,094	$2,127	$6,152	$6,263

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. With the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, or ASU 2016-09, in the first quarter of 2017, we elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to be recognized in each period. In addition, the adoption of ASU 2016-09 did not impact our accounting for or presentation of excess tax benefits recognized on stock-based compensation expense on our financial statements since our net deferred tax assets are fully offset by a valuation allowance due to our history of operating losses. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the nine months ended September 30, 2017 and 2016 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	0%	0%
Expected volatility range	0.884 to 0.892	0.888 to 0.890
Risk-free interest rate range	1.98% to 1.99%	1.21% to 1.38%
Expected term	5.5 yrs	5.5 yrs

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2017 and 2016 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	0%	0%
Expected volatility range	0.577 to 0.641	0.641 to 0.684
Risk-free interest rate range	0.45% to 0.89%	0.28% to 0.45%
Expected term range	6 - 12 mos	6 - 12 mos

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, or ASU 2014-09, which creates Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, and supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a modified retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March, April, May and December 2016, the FASB issued Accounting Standards Update No. 2016-08 (Topic 606), Revenue From Contracts With Customers: Principal vs. Agent Considerations, or ASU 2016-08, Accounting Standards Update No. 2016-10 (Topic 606), Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, or ASU 2016-10, Accounting Standards Update No. 2016-12 (Topic 606), Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12, and Accounting Standards Update No. 2016-20 (Topic 606), Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606, or ASU 2016-20, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. We plan to adopt ASU 2014-09 and its related supplemental guidance on January 1, 2018 using the modified retrospective transition method.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The new revenue standard is principles-based and the interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretations, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. While we are continuing to assess the differences in accounting for our existing contracts under the new guidance compared to current revenue accounting standards, we have not identified any material differences in the accounting treatment under ASU 2014-09 compared to the current accounting treatment for the Collaboration Agreement with Janssen and the license agreement with Janssen Pharmaceuticals, Inc., which are our most significant license agreements. Upon adoption of ASU 2014-09, we expect royalty revenues from product sales by licensees of our human telomerase reverse transcriptase, or hTERT, technology to be recognized earlier than under our current accounting policy for revenue recognition. Accordingly, we expect to record a one-time cumulative catch-up adjustment to reflect estimated royalty revenues on product sales earned in 2017, but received in 2018. We do not expect this adjustment to have a material impact on our financial statements and related disclosures. However, such assessments are preliminary and subject to change. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized historically. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standard setters, or the accounting profession and adjust our assessments and implementation plans accordingly.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity has the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment, using a simplified impairment assessment that utilizes qualitative assessments. ASU 2016-01 requires separate presentation of financial assets and liabilities by category and form. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We plan to adopt ASU 2016-01 on January 1, 2018. We currently hold equity investments accounted for under the cost method and are evaluating the options for measuring such investments under ASU 2016-01, as well as the impact that the adoption of ASU 2016-01 will have on our financial statements and related disclosures.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. ASU 2016-15 must be applied retrospectively to each period presented. We plan to adopt ASU 2016-15 on January 1, 2018. We do not expect that the adoption of ASU 2016-15 will have a material impact on our financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU 2016-18, to address the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period which would require any adjustments to be reflected as of the beginning of the annual period that includes that interim period. ASU 2016-18 must be applied

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

using a retrospective transition method to each period presented. We plan to adopt ASU 2016-18 on January 1, 2018. We do not expect that the adoption of ASU 2016-18 will have a material impact on our financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation — Stock Compensation: Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption is permitted. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We plan to adopt ASU 2017-09 on January 1, 2018. We do not expect that the adoption of ASU 2017-09 will have a material impact on our financial statements and related disclosures.

With the exception of the standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$8,133	$-	$-	$8,133
Restricted cash:
Certificate of deposit	$268	$-	$-	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$17,500	$-	$(30)	$17,470
Commercial paper (due in less than one year)	11,159	25	-	11,184
Corporate notes (due in less than one year)	58,353	3	(19)	58,337
Corporate notes (due in one to two years)	15,591	-	(31)	15,560
	$102,603	$28	$(80)	$102,551

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2016 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,193	$-	$-	$11,193
Restricted cash:
Certificate of deposit	$268	$-	$-	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$5,000	$-	$(3)	$4,997
Government-sponsored enterprise securities (due in one to two years)	12,500	-	(42)	12,458
Commercial paper (due in less than one year)	31,024	50	(5)	31,069
Corporate notes (due in less than one year)	66,012	4	(47)	65,969
Corporate notes (due in one to two years)	1,506	-	(10)	1,496
	$116,042	$54	$(107)	$115,989

Marketable securities with unrealized losses at September 30, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2017:
Government-sponsored enterprise securities (due in less than one year)	$7,495	$(5)	$9,975	$(25)	$17,470	$(30)
Corporate notes (due in less than one year)	41,301	(16)	1,500	(3)	42,801	(19)
Corporate notes (due in one to two years)	15,560	(31)	-	-	15,560	(31)
	$64,356	$(52)	$11,475	$(28)	$75,831	$(80)
As of December 31, 2016:
Government-sponsored enterprise securities (due in less than one year)	$4,997	$(3)	$-	$-	$4,997	$(3)
Government-sponsored enterprise securities (due in one to two years)	12,458	(42)	-	-	12,458	(42)
Commercial paper (due in less than one year)	8,365	(5)	-	-	8,365	(5)
Corporate notes (due in less than one year)	39,218	(37)	6,944	(10)	46,162	(47)
Corporate notes (due in one to two years)	1,496	(10)	-	-	1,496	(10)
	$66,534	$(97)	$6,944	$(10)	$73,478	$(107)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2017 and December 31, 2016 were due to changes in interest rates. We determined that the gross unrealized losses on our marketable securities as of September 30, 2017 and December 31, 2016 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2017:
Money market funds(1)	$8,133	$-	$-	$8,133
Government-sponsored enterprise securities(2)	-	17,470	-	17,470
Commercial paper(2)	-	11,184	-	11,184
Corporate notes(2)(3)	-	73,897	-	73,897
Total	$8,133	$102,551	$-	$110,684
As of December 31, 2016:
Money market funds(1)	$11,193	$-	$-	$11,193
Government-sponsored enterprise securities(2)(3)	-	17,455	-	17,455
Commercial paper(2)	-	31,069	-	31,069
Corporate notes(2)(3)	-	67,465	-	67,465
Total	$11,193	$115,989	$-	$127,182

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.

Cost Method Investment

In December 2007, we granted a license to our hTERT technology for use in human diagnostics to Sienna Cancer Diagnostics Limited, or Sienna, which was a privately held company in Australia. In connection with the license, we received 13,842,625 ordinary shares in Sienna which we recorded at a zero cost basis under the cost method of accounting. On August 3, 2017, Sienna became a

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

publicly traded company on the Australian Securities Exchange Limited, or ASX, under the ticker symbol SDX. Since our shares are subject to a 24-month trading restriction from the effective date of Sienna’s listing on the ASX, we will continue to account for our investment in Sienna under the cost method of accounting until there is a readily determinable fair value for our shares, and such shares meet the definition of a marketable security.

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

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. To that end, Janssen is currently proceeding with the development of imetelstat with two clinical trials: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost-sharing arrangement with Janssen began in January 2015. As of September 30, 2017, accrued collaboration charges of $1,946,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of development costs incurred by Janssen under the Collaboration Agreement for the three months ended September 30, 2017.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of an affirmative Continuation Decision, if any, (ii) the Full U.S. Rights Fee, if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development, regulatory or sales milestones, represent substantive milestones. Consequently, we will recognize revenue for these payments in their entirety upon successful accomplishment of the respective milestone. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, will be recognized as revenue when earned.

4. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On September 21, 2017, we amended the lease agreement for our premises at 149 Commonwealth Drive, Menlo Park, California, to extend the lease term from February 2018 through January 2020. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of approximately $1,380,000.

Securities Lawsuits

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

On July 21, 2017, the California District Court entered an order and final judgment that dismissed with prejudice and released the claims asserted in the Class Action Lawsuits against all named defendants in connection with the Class Action Lawsuits, including us, and any claims that could have been asserted that arise or relate to the facts alleged in the Class Action Lawsuits, such that every member of the settlement class will be barred from asserting such claims in the future. In connection with the settlement of the Class Action Lawsuits, in April 2017, we paid $250,000 and our insurance providers paid $6,000,000 to a settlement escrow account to be paid to members of the settlement class, less payment of attorneys’ fees and costs to plaintiff’s counsel. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

We do not expect to make any additional payments for and do not expect, and are not aware of, any additional claims arising from or related to the facts alleged in the Class Action Lawsuits and asserted by stockholders who have opted out of the settlement class in the Class Action Lawsuits. However, it is possible that additional lawsuits may be filed, or allegations may be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with any additional litigation and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits.

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

Business Overview

We are a biopharmaceutical company that currently supports the clinical stage development of a telomerase inhibitor, imetelstat, in hematologic myeloid malignancies, by Janssen Biotech, Inc., or Janssen. Early clinical data, including molecular responses in essential thrombocythemia, or ET, and remission responses, including reversal of bone marrow fibrosis, in myelofibrosis, or MF, observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, suggest that imetelstat may have disease-modifying activity by inhibiting the progenitor cells of the malignant clones for the underlying diseases.

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

Under the Collaboration Agreement, Janssen has initiated two clinical trials of imetelstat: IMbark, a Phase 2 trial in MF, in which the first patient was dosed in September 2015; and IMerge, a Phase 2/3 trial in myelodysplastic syndromes, or MDS, in which the first patient was dosed in January 2016. We are contributing 50% of the development costs for these trials, which Janssen is solely conducting. For a further discussion of the Collaboration Agreement, see Note 3 on Collaboration Agreement in Notes to Condensed Financial Statements of this Form 10-Q.

IMerge is a two-part clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk MDS who have relapsed after or are refractory to prior treatment with an erythropoiesis stimulating agent, or ESA. Part 1 of the trial was originally designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of imetelstat. Efficacy assessments include hematologic improvement and reduction in transfusion requirements. Part 2 of the trial is planned as a Phase 3 double-blind, randomized, controlled trial in approximately 170 patients. The primary efficacy endpoint is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least 8 weeks. Key secondary endpoints include the rates of red blood cell transfusion independence lasting at least 24 weeks and hematologic improvement.

In September 2016, an internal data review of IMerge was conducted, and the JSC determined to continue IMerge unmodified. In April 2017, a second internal data review of IMerge was completed, and the JSC determined to continue IMerge unmodified.

In Part 1 of IMerge, 32 patients were enrolled, of which a subset of 13 patients had not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and did not have a deletion 5q, or non-del(5q), chromosomal abnormality. As of May 2017, this 13-patient subset showed an increased durability and rate of transfusion independence compared to the overall trial population (>8-week RBC-TI: 53.8% vs 34.4%). The safety profile in Part 1 was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most common adverse events were cytopenias, which were manageable, and included Grade 3/4 neutropenia and thrombocytopenia.

Based on these data from the 13-patient subset, the JSC decided, in July 2017, to amend Part 1 of the protocol to enroll approximately 20 additional patients who are non-del(5q) and naïve to HMA and lenalidomide treatment in order to increase the experience and confirm the benefit-risk profile of imetelstat dosed at 7.5 mg/kg every four weeks in this refined target patient population to inform a decision to potentially treat patients in this population in Part 2 of IMerge. As of October 2017, we have been informed by Janssen that sites are open for enrollment in the expanded Part 1 of IMerge.

Detailed results for Part 1 of IMerge, including key secondary endpoints of hematologic improvement and rate of RBC-TI lasting at least 24 weeks, as well as duration of response and detailed safety information have been accepted for a poster presentation at the 59th American Society of Hematology (ASH) Annual Meeting and Exposition in December 2017. The abstract for the presentation can be found at www.hematology.org.

In October 2017, following submission by Janssen of an application to the United States Food and Drug Administration, or FDA, requesting fast track designation for imetelstat using data from Part 1 of IMerge, the FDA notified Janssen that such fast track designation has been granted for imetelstat for the treatment of adult patients with transfusion-dependent anemia due to Low or Intermediate-1 risk MDS who are non-del(5q) and who are refractory or resistant to treatment with an ESA. Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of a New Drug Application to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that imetelstat will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

Janssen has not committed to begin Part 2 of IMerge. We believe development of imetelstat in Part 2 of IMerge by Janssen will be dependent on the results of the protocol-specified primary analysis for IMbark and/or an affirmative Continuation Decision. In addition, we expect feedback from FDA interactions, data from the expanded Part 1, continuing data from IMbark, including an internal data review expected in the first quarter of 2018, and the totality of imetelstat program information will inform Janssen’s decision whether to move forward to Part 2 of IMerge. However, we do not in any event expect Part 2 of IMerge to be initiated by Janssen if an adequate survival benefit in relapsed or refractory MF is not observed in IMbark. Further delays in decision-making related to whether to commence Part 2 of IMerge, including a decision by Janssen to delay such decision-making pending the completion of the protocol-specified primary analysis for IMbark, and/or an assessment of survival benefit in relapsed or refractory MF, would further impede the advancement of imetelstat development in lower risk MDS.

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

In September 2016, a planned internal review of data from IMbark was completed. From this first internal data review, the JSC determined that activity in the 4.7 mg/kg dosing arm did not warrant further investigation of that dose, and accordingly the 4.7 mg/kg dosing arm was closed to new patient enrollment. The JSC also determined that the 9.4 mg/kg dosing arm in IMbark warranted further investigation because encouraging trends in the efficacy data were observed, but new patient enrollment to this arm was suspended because an insufficient number of patients met the protocol defined interim efficacy criteria at 12 weeks. Following this first internal data review, the JSC determined to continue the trial to obtain additional and more mature data, and patients remaining in the treatment phase of IMbark are permitted to receive imetelstat.

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

In July 2017, the JSC agreed that the timing of the protocol-specified primary analysis for IMbark will begin upon the earlier of either a pre-specified number of deaths occurring in the trial or the end of the third quarter of 2018. Following completion of this primary analysis, which would include an assessment of potential survival benefit associated with imetelstat treatment, we expect Janssen to notify us of its Continuation Decision. We believe that without an adequate survival benefit in relapsed or refractory MF, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement, irrespective of any other data from IMbark or from Part 1 of IMerge. Further, the primary analysis may not occur at all if IMbark is terminated early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, under which circumstances Janssen must instead notify us of its Continuation Decision by the date that is approximately 24 months after the initiation of IMerge.

Separately, a data package, including information addressing the benefit-risk profile of imetelstat in relapsed or refractory MF, was submitted by Janssen in October 2017 in response to an information request received from the FDA for additional efficacy and safety data, including deaths, justifying continued treatment of patients enrolled in IMbark, and related interactions between Janssen and the FDA are ongoing.

IMbark currently continues and patients remaining in the treatment phase may continue to receive imetelstat. All safety and efficacy assessments are being conducted as planned in the protocol, which includes an assessment of a potential survival benefit associated with imetelstat treatment. To date, median overall survival has not yet been reached in any dosing group. Enrollment of new patients to the trial remains suspended because the total number of patients enrolled to date is adequate to perform the protocol-specified primary analysis. We expect that Janssen may decide to implement a protocol amendment for IMbark for operational purposes, including updating enrollment status and possible extension of long-term treatment and follow-up of patients. We expect Janssen to perform an internal data review of IMbark in the first quarter of 2018.

In addition to an assessment of potential survival benefit in relapsed or refractory MF, we expect continuing data from IMbark, including the internal data review expected in the first quarter of 2018, the protocol-specified primary analysis for IMbark, ongoing regulatory feedback, the totality of imetelstat program information, including an assessment of the evolving treatment landscape in MF and the potential application of imetelstat in multiple hematologic malignancies, including MDS, will inform Janssen’s decision whether to continue development of imetelstat. Further delay in the timing of the Continuation Decision, or a negative Continuation Decision, which would result in termination of the Collaboration Agreement by Janssen, could increase our development costs and impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our business and business prospects and the future of imetelstat.

Financial Overview

We had approximately $112.7 million in cash and investments as of September 30, 2017. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2017, we had an accumulated deficit of

$978.4 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that materially impact our condensed financial statements.

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

We recognized license fee revenues of $115,000 and $582,000 for the three and nine months ended September 30, 2017, respectively, compared to $5.0 million and $5.6 million for the same periods in 2016 related to our various agreements. The decrease in license fee revenues for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily reflects the full recognition of an upfront payment of $5 million under a license agreement with Janssen Pharmaceuticals, Inc. that was executed in September 2016, whereby we granted license rights to commercialize products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference for the prevention, treatment and/or diagnosis of any and all human disorders, excluding cancers originating from the blood or bone marrow, and products whose predominant or primary mechanism of action is telomerase inhibition. We recognized royalty revenues of $48,000 and $292,000 for the three and nine months ended September 30, 2017, respectively, compared to $59,000 and $486,000 for the same periods in 2016. The decrease in royalty revenues for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily reflects lower product sales by our licensees.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, current agreements being maintained and the underlying patent rights for the licenses remaining active. We expect revenues under our license agreements related to our human telomerase reverse transcriptase technology to decline significantly in the coming years, and to be eliminated by the end of 2019, due to upcoming patent expirations on such technology. Current revenues may not be predictive of future revenues.

Research and Development Expenses

During the three and nine months ended September 30, 2017 and 2016, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three and nine months ended September 30, 2017 and 2016, direct external expenses primarily consisted of our proportionate share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $2.6 million and $8.5 million for the three and nine months ended September 30, 2017, respectively, compared to $4.3 million and $13.9 million for the same periods in 2016. The decrease in research and development expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily reflects lower direct external costs for our proportionate share of clinical development expenses under the collaboration with Janssen and reduced personnel related expenses.

Research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Direct external expenses	$2,046	$3,578	$6,467	$11,217
Personnel related expenses	473	585	1,616	2,210
All other expenses	118	156	427	500
Total research and development expenses	$2,637	$4,319	$8,510	$13,927

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

General and Administrative Expenses

General and administrative expenses were $4.8 million and $13.8 million for the three and nine months ended September 30, 2017, respectively, compared to $4.7 million and $14.0 million for the same periods in 2016. The increase in general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 primarily reflects higher non-cash stock-based compensation expense. The decrease in general and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 primarily reflects lower consulting and legal costs, partially offset by higher non-cash stock-based compensation expense. We expect general and administrative expenses to remain consistent during the remainder of 2017.

Interest and Other Income

Interest income was $363,000 and $1.0 million for the three and nine months ended September 30, 2017, respectively, compared to $306,000 and $855,000 for the same periods in 2016. The increase in interest income for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Other income of $16,000 for the three and nine months ended September 30, 2016 reflects gains on sales of excess equipment. No comparable amounts were recognized for the three and nine months ended September 30, 2017.

Interest and Other Expense

Interest and other expense was $18,000 and $59,000 for the three and nine months ended September 30, 2017, respectively, compared to $21,000 and $61,000 for the same periods in 2016. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash, restricted cash, cash equivalents and marketable securities of $112.7 million, compared to $129.1 million at December 31, 2016. The decrease in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2017 was the result of cash being used for operations. We expect to experience negative cash flow for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

In August 2015, we entered into an At Market Issuance Sales Agreement, or 2015 Sales Agreement, with MLV & Co. LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2015 Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the 2015 Sales Agreement. To date, we have not sold any common stock pursuant to the 2015 Sales Agreement, but we may choose to do so in the future. The 2015 Sales Agreement will expire in August 2018 unless extended by the parties.

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
•

further changes or delays in Janssen’s development plans for imetelstat, including changes to or further expansion of or delays in ongoing clinical trials decided upon by Janssen or required by regulatory authorities, such as clinical holds or other requirements, or any other factors;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including pursuant to our 2015 Sales Agreement with MLV. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat ourselves, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2015 Sales Agreement with MLV, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

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

Moreover, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both, including pursuant to our 2015 Sales Agreement with MLV. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2017 and 2016 was $16.2 million and $17.8 million, respectively. The decrease in net cash used in operations in 2017 compared to 2016 primarily reflects lower payments to Janssen in 2017 under the cost-sharing arrangement for imetelstat clinical development as outlined under the Collaboration Agreement.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2017 and 2016 was $13.2 million and $1.2 million, respectively. The increase in net cash provided by investing activities in 2017 compared to 2016 primarily reflects a higher rate of maturities than purchases of marketable securities in 2017.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $37,000 and $1.2 million, respectively. The decrease in net cash provided by financing activities in 2017 compared to 2016 primarily reflects the receipt of higher cash proceeds in 2016 from the exercise of outstanding stock options under our equity plans.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

On September 21, 2017, we amended the lease agreement for our premises at 149 Commonwealth Drive, Menlo Park, California, to extend the lease term from February 2018 through January 2020. Operating lease obligations under the amended lease agreement for the extended lease term include aggregate future minimum payments of approximately $1.4 million.

Other than as described above, there have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On March 14, 2014, the first of two substantially similar purported class action securities lawsuits was filed in the United States District Court for the Northern District of California, or the California District Court, naming as defendants us and certain of our officers. The second such lawsuit was filed on March 28, 2014. On June 6, 2014, a securities lawsuit, not styled as a class action, was filed in the United States District Court for the Southern District of Mississippi, or the Mississippi District Court, naming as defendants us and certain of our officers. This lawsuit was based on the same factual background as the class action securities lawsuits. These three cases, or the Class Action Lawsuits, were consolidated for all purposes into a single case.

On July 21, 2017, the California District Court entered an order and final judgment that dismissed with prejudice and released the claims asserted in the Class Action Lawsuits against all named defendants in connection with the Class Action Lawsuits, including us, and any claims that could have been asserted that arise or relate to the facts alleged in the Class Action Lawsuits, such that every member of the settlement class will be barred from asserting such claims in the future. In connection with the settlement of the Class Action Lawsuits, in April 2017, we paid $250,000 and our insurance providers paid $6.0 million to a settlement escrow account, to be paid to members of the settlement class, less payment of attorneys’ fees and costs to plaintiff’s counsel. The settlement does not constitute any admission of fault or wrongdoing by us or any of the individual defendants.

We do not expect to make any additional payments for and do not expect, and are not aware of, any additional claims arising from or related to the facts alleged in the Class Action Lawsuits and asserted by stockholders who have opted out of the settlement class in the Class Action Lawsuits. However, it is possible that additional lawsuits may be filed, or allegations may be made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. In addition, despite the availability of insurance, we may incur substantial legal fees and costs in connection with any additional litigation, and such amounts could be material to our financial statements. We may expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our common stock.

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

RISKS RELATED TO OUR BUSINESS

If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, the development and/or commercialization of imetelstat could be terminated or substantially delayed, and our business would be severely harmed. *

Janssen may terminate the Collaboration Agreement at any time at its sole discretion. If imetelstat fails to meet criteria determined by Janssen to support an affirmative Continuation Decision, or for any other reason, Janssen may discontinue the imetelstat program and terminate the Collaboration Agreement. In this regard, we believe that without an adequate survival benefit in relapsed or refractory MF in IMbark, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement, irrespective of any other data from IMbark or from Part 1 of IMerge. Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen terminates the Collaboration Agreement:

•	we would no longer have the right to receive any milestone payments or royalties under the Collaboration Agreement;
•	further development of imetelstat, if any, would be significantly delayed or terminated;
•	we would bear all risks and costs related to any further clinical development, manufacturing, regulatory approval and commercialization of imetelstat, if any;
•

we might determine that the commercial potential of imetelstat does not warrant further development of imetelstat by us, in which case the development of imetelstat would cease, which might cause us to cease operations;

•

we would need to raise substantial additional capital if we were to choose to pursue imetelstat development on our own, or we would need to establish alternative collaborations with third parties, which might not be possible in a timely manner, or at all, or might not be possible on terms acceptable to us, in which case it would likely be necessary for us to limit the size or scope of the imetelstat development program;

•

if we were to choose to pursue imetelstat development independently, we would need to hire additional qualified employees and secure multiple third-party vendors and service providers to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and which would increase our need for additional funding; and

•

if we were to choose to pursue imetelstat development independently, we would need to work collaboratively with Janssen to transfer the imetelstat program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible, in which case the development of imetelstat would likely be significantly delayed or terminated.

Any termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If there are further delays in IMerge or IMbark, Janssen may decide to cease the development of imetelstat and terminate the Collaboration Agreement, and our business would be severely harmed. *

The expansion of enrollment in Part 1 of IMerge has prolonged the development of imetelstat in lower risk MDS, and Janssen could decide not to complete the expanded enrollment in Part 1 or not to proceed with Part 2 of IMerge. Janssen has made no commitment to commence Part 2 of IMerge. Even if Janssen completes the expanded enrollment in Part 1 of IMerge and obtains the additional data from the refined target patient population, the development of imetelstat in lower risk MDS could still be substantially delayed in Part 1, for example, as a result of feedback from, or requests for information from, or the requirements of, the FDA or other regulatory authorities, or as a result of clinical holds or suspensions. Further, the data from the expanded Part 1 may not support the development of imetelstat in the refined target patient population for Part 2. In any event, we expect Janssen to wait until it completes the protocol-specified primary analysis for IMbark before deciding whether to move forward to Part 2 of IMerge, or make a Continuation Decision. We do not, in any event, expect Part 2 of IMerge to be initiated by Janssen if an adequate survival benefit in relapsed or refractory MF is not observed in IMbark. Therefore, for the above-stated reasons, these delays in Janssen decision-making related to whether to commence Part 2 of IMerge could cause Janssen to discontinue the imetelstat development program and terminate the Collaboration Agreement.

For IMbark, although we expect Janssen to initiate an internal data review in the first quarter of 2018 and the protocol-specified primary analysis for IMbark by the end of the third quarter of 2018, neither may occur on the timing that we expect, or at all, if Janssen decides that further changes to the trial are necessary, or if Janssen terminates IMbark based on preliminary or ongoing data assessments, safety concerns, or requirements imposed by the FDA or other health authorities, or if a clinical hold or suspension is placed by the FDA or any regulatory authority. For example, a data package, including information addressing the benefit-risk profile of imetelstat in relapsed or refractory MF, was submitted by Janssen in October 2017 in response to an information request received from the FDA for additional efficacy and safety data, including deaths, justifying continued treatment of patients enrolled in IMbark, and related interactions between Janssen and the FDA are ongoing. If the FDA deems such data and information to be inadequate or determines that such data does not justify continued treatment of patients enrolled in current clinical trials of imetelstat, then any current clinical trials, including IMbark, IMerge and the Pilot Study, could be further delayed, halted or prohibited, for example by being placed on clinical hold. Even if Janssen obtains longer-term efficacy and safety data for IMbark, Janssen or the FDA or any other regulatory authorities may determine that such data do not show sufficient survival benefit to support further development and potential regulatory approval for imetelstat in relapsed or refractory MF patients, which we expect would result in a decision by Janssen to discontinue IMbark and the imetelstat program and terminate the Collaboration Agreement. In addition, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct an assessment of potential survival benefit, could significantly further delay the development of imetelstat in MF and in lower risk MDS, and the timing of a Continuation Decision, if any.

If our collaboration with Janssen is not successful, our business would be severely harmed. *

Our collaboration with Janssen may be unsuccessful due to many factors, including the following:

•

the development of imetelstat could be further delayed, perhaps substantially, depending on the rate of enrollment in the expanded Part 1 of IMerge, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to conduct the protocol-specified primary analysis, which would include an assessment of potential survival benefit associated with imetelstat treatment in IMbark, and any feedback from ongoing or future interactions with the FDA with respect to IMerge or IMbark, including any feedback or other actions relating to current and potential future information requests from the FDA or other regulatory authorities;

•

Janssen may believe that any preliminary or final results of IMbark and/or IMerge, including any future internal data reviews of these trials, are negative under the criteria set forth in the respective protocols or otherwise, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, including if an adequate survival benefit in relapsed or refractory MF is not observed in IMbark, which would likely result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

•	Janssen may choose to terminate the Collaboration Agreement for any reason;
•	Janssen may provide a negative Continuation Decision and halt its development of imetelstat, in which case we would receive no further payments from Janssen under the Collaboration Agreement;
•

Janssen may observe additional safety issues in either IMbark and/or IMerge, or any potential future clinical trials of imetelstat, which may result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

•

Janssen may conclude that the commercial potential of imetelstat does not meet Janssen’s internal thresholds or yield a timely return on its investment in imetelstat, either of which would cause Janssen to reconsider continued development of imetelstat, resulting in a renegotiation or a termination of the Collaboration Agreement by Janssen;

•

Janssen may change the focus of its development or commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to imetelstat, which might delay or halt the development or commercialization of imetelstat, and would have the direct effect of delaying milestone payments or reducing our royalties or share of potential co-promotion activities since the extent of our U.S. Co-Promotion Option is limited to a percentage of overall promotion activities under the Collaboration Agreement;

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

If Janssen does not perform in the manner we expect or fulfill its responsibilities under the Collaboration Agreement in a timely manner, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be further delayed or terminated. *

The timely and successful completion by Janssen of the development, manufacturing, regulatory and commercialization activities for imetelstat will significantly affect the timing and amount of any revenues from milestone payments and royalties we may receive under the Collaboration Agreement, and these activities will be influenced by, among other things, the efforts and allocation of resources by Janssen, none of which we control. Accordingly, there can be no assurance that any of the development, regulatory or sales milestones under the Collaboration Agreement will be achieved or that we will receive any future milestone or royalty payments under the Collaboration Agreement.

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

The clinical development of imetelstat will be influenced by results from current clinical trials being conducted by Janssen, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be further delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•	demonstrating an adequate survival benefit in relapsed or refractory MF in IMbark;
•

otherwise demonstrating sufficient safety and efficacy of imetelstat in IMbark, IMerge and potential future clinical trials without safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues in addition to those that have been observed to date in previous or ongoing clinical trials related to imetelstat, whether or not in the same indications or therapeutic areas;

•

obtaining or maintaining regulatory clearances to continue to conduct current clinical trials being conducted by Janssen, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, in the United States or other countries;

•

maintaining the INDs for imetelstat without such INDs being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities, including responding to feedback or requests for information from the FDA or other regulatory authorities in connection with any safety or efficacy findings based on emerging data occurring in current or future clinical trials of imetelstat;

•

properly designing, enrolling in, conducting or completing: (i) IMerge, including enrolling the approximately 20 additional MDS patients in the refined target population in the expanded Part 1 of IMerge; and (ii) IMbark, by collecting longer-term efficacy and safety data to enable an assessment of potential survival benefit, and promptly or adequately reporting data from such trials;

•	properly conducting and/or completing the Pilot Study and promptly or adequately reporting data from such trial;
•	obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;
•

responding to safety or futility findings by the data review committees of current clinical trials, including IMbark, IMerge and the Pilot Study, and potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

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

•

obtaining timely review and clearances by regulatory authorities of protocol amendments which have been or may be sought for IMbark, IMerge and potential future clinical trials of imetelstat, including a potential protocol amendment for IMbark that Janssen may decide to implement for operational purposes, including updating enrollment status and possible extension of long-term treatment and follow-up of patients; and

•

obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including the current and any future refinements to the trial design sought for Part 1 and Part 2, if any, of IMerge, or any potential protocol amendments for IMbark, such as a protocol amendment that Janssen may decide to implement for operational purposes, including updating enrollment status and possible extension of long-term treatment and follow-up of patients, or potential future clinical trials of imetelstat.

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

If Janssen encounters difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, including the expanded Part 1 of IMerge, clinical development and commercialization activities could be further delayed or otherwise adversely affected, which could cause Janssen to terminate the Collaboration Agreement, and our business would be severely harmed. *

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark and IMerge, including in retaining patients in IMbark to allow for an assessment of potential survival benefit, or in enrolling and retaining approximately 20 additional lower risk MDS patients in the refined target population in the expanded Part 1 of IMerge, or potential future clinical trials of imetelstat, for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

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

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of current or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat. For example, delays in or insufficient enrollment in the expanded Part 1 of IMerge will delay or potentially preclude an assessment of imetelstat benefit, if any, in the refined target patient population in Part 1 of IMerge. For IMbark, if the data necessary for the protocol-specified primary analysis are not available as a result of patient withdrawals from the trial, insufficient follow-up time, and/or inability to collect follow-up data on such patients, then Janssen will be unable to assess the potential survival benefit in IMbark. If Janssen is unable to assess the potential survival benefit in IMbark or believes there is not an adequate survival benefit, we expect that Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics that delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential, which in each case could cause Janssen to terminate the Collaboration Agreement and which in turn would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other characteristics adversely affecting its safety or efficacy that could delay or prevent the commencement and/or completion of current or potential future clinical trials for imetelstat. In our Phase 1 clinical trials of imetelstat, we observed dose-limiting toxicities, including thrombocytopenia, when imetelstat was used as a single agent, and neutropenia when imetelstat was used in combination with paclitaxel, as well as a low incidence of severe infusion reactions. In our Phase 2 clinical trials of imetelstat in ET, multiple myeloma, and solid tumors, we observed hematologic toxicities as well as gastrointestinal events, infections, muscular and joint pain, fatigue and infusion reactions. In addition, in our Phase 2 clinical trials of imetelstat, we observed liver function test, or LFT, abnormalities, the clinical significance and long-term consequences of which are currently undetermined. In our ET Trial, one patient died of bleeding esophageal varices, a complication of chronic liver disease, for which imetelstat initially could not be excluded as a causative agent but which was later determined by the investigator to be unrelated to imetelstat. In the Pilot Study, cytopenias have been the primary dose-limiting toxicity reported to date, consistent with our observations in previous Geron-sponsored imetelstat trials. However, during the Pilot Study, more persistent and profound cytopenias, particularly thrombocytopenia, were observed with imetelstat administered on a weekly basis. This included one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which was assessed as possibly related to imetelstat by the investigator. In addition, adverse events previously observed in imetelstat trials, such as LFT abnormalities; profound and/or prolonged, including grade 3/4, thrombocytopenia and neutropenia; bleeding events, with or without any associated thrombocytopenia; and other safety issues, including deaths, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, including LFT abnormalities, or severe hepatic, hemorrhagic, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or future clinical trials of imetelstat, including IMbark or IMerge, do not support an adequate benefit-risk profile to justify continued treatment of patients enrolled in current clinical trials of imetelstat, including IMbark, IMerge or the Pilot Study, then the FDA or other regulatory authorities may again place the INDs for imetelstat on clinical hold, as occurred in March 2014. For example, a data package, including information addressing the benefit-risk profile of imetelstat in relapsed or refractory MF, was submitted by Janssen in October 2017 in response to an information request received from the FDA for additional efficacy and safety data, including deaths, justifying continued treatment of patients enrolled in IMbark, and related interactions between Janssen and the FDA are ongoing. If the FDA deems such data and information to be inadequate or determines that such data does not justify continued treatment of patients enrolled in current clinical trials of imetelstat, then any current clinical trials, including IMbark, IMerge and the Pilot Study, could be further delayed, halted or prohibited, for example by being placed on clinical hold. Such an occurrence would delay or preclude Janssen from completing the primary analysis or assessing potential survival benefit in IMbark, and from further developing imetelstat, which could cause Janssen to further delay the timing of the Continuation Decision or terminate the Collaboration Agreement.

Serious adverse events observed in current or future clinical trials could delay or prevent any regulatory clearances to continue clinical development, obstruct or preclude any regulatory approvals to commercialize imetelstat or hinder or prevent market acceptance of imetelstat. For example, patients experiencing serious adverse events may discontinue or withdraw from current or future clinical trials of imetelstat, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population, such as the inability to assess potential survival benefit of imetelstat in relapsed or refractory MF patients in IMbark or the benefit-risk profile of imetelstat in the refined target patient population in IMerge. This could cause Janssen to further delay the timing of the Continuation Decision or terminate the Collaboration Agreement. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If Janssen does not provide an affirmative Continuation Decision in a timely manner, or at all, our business and business prospects would be severely harmed, and we might cease operations. *

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision following the protocol-specified primary analysis of IMbark, or, if IMbark is terminated early, or placed on clinical hold or suspended by a regulatory authority for an extended period of time, within approximately 24 months after the initiation of IMerge. In July 2017, the JSC agreed that the timing of the protocol-specified primary analysis for IMbark will begin upon the earlier of either a pre-specified number of deaths occurring in the trial or the end of the third quarter of 2018. As a result, the earliest timepoint of the protocol-specified primary analysis for IMbark is uncertain and may be further delayed, perhaps substantially, due to the unknown projected rate of deaths occurring in the trial. If Janssen terminates IMbark early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or the trial is placed on clinical hold or suspended by a regulatory authority, the protocol-specified primary analysis for IMbark may not take place at all.

The timing of Janssen’s Continuation Decision also affects the timing and our opportunity to make our decision regarding our U.S. Opt-In Rights, as well as our election, if we exercise our U.S. Opt-In Rights, of our U.S. Co-Promotion Option. If IMbark is terminated early, placed on clinical hold or suspended by a regulatory authority for an extended period of time, or extended by Janssen to enable longer-term data collection to assess the potential survival benefit in IMbark, or is otherwise unsuccessful, Janssen may further delay the timing of the Continuation Decision or provide a negative Continuation Decision, in which case, the Collaboration Agreement would terminate, we would not be eligible for any further payments from Janssen under the Collaboration Agreement and our financial results, business and business prospects, and the future of imetelstat, would be severely and adversely affected, which might cause us to cease operations.

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

We may be unable to successfully retain key personnel to support our collaboration with Janssen or to manage any future growth. *

Our future growth and success depend to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. The previous restructurings we implemented, as well as the fact that we exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen, and the uncertainties regarding our ability to diversify our business or related to the continued development of imetelstat by Janssen, could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. Under the terms of the Collaboration Agreement, we and Janssen have created a joint governance structure, including joint committees and working groups, to manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, and we have ongoing responsibilities to oversee and participate in the collaboration with Janssen. In addition, we remain responsible for prosecuting, at Janssen’s direction, the patents we exclusively licensed to Janssen, and have sole responsibility for those patents that were non-exclusively licensed to Janssen. If we are unable to successfully retain, motivate and incentivize our personnel or attract or assimilate other highly qualified management and development personnel in the future on acceptable terms, our ability to support the Collaboration Agreement with Janssen and any future growth could be impaired, and our business and the price of our common stock would be adversely impacted.

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

We and certain of our officers were named as defendants in two purported class action securities lawsuits filed in the United States District Court for the Northern District of California, or the California District Court, as well as a third securities lawsuit, not styled as a class action, which was originally filed in the United States District Court for the Southern District of Mississippi but subsequently transferred to the California District Court. These three cases, or the Class Action Lawsuits, which were based on the same factual background, were consolidated for all purposes into a single case.

On July 21, 2017, the California District Court conducted a final settlement fairness hearing, and issued an order granting final approval of the settlement terms set forth in the Stipulation and dismissing the Class Action Lawsuits with prejudice. In connection with the settlement of the Class Action Lawsuits, in April 2017, we paid $250,000 and our insurance providers paid $6.0 million to a settlement escrow account to be paid to members of the settlement class, less payment of attorneys’ fees and costs to plaintiff’s counsel.

It is possible that additional suits will be filed, or allegations received from stockholders naming us and/or our officers and directors as defendants with respect to these same or other matters. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, cash flow, results of operations and financial condition.

We may be subject to litigation, including securities-related litigation, arising from the Collaboration Agreement or if the results of our business and collaboration activities are not successful. *

On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen. We may face litigation arising from or related to the Collaboration Agreement or the transactions contemplated thereby, including if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is otherwise unsuccessful. The Collaboration Agreement could result in litigation arising out of any claims that our stockholders suffered financial losses due to the transaction, the approval of our stockholders was required under applicable law or otherwise should have been obtained prior to the completion of the transaction, or that our officers and directors breached their fiduciary duties in connection with the approval and completion of the transaction. Although we believe that stockholder approval was not required under applicable law in order to complete our transaction with Janssen, and therefore we neither sought nor intend to seek such stockholder approval, it is possible that persons who were stockholders at the time of the transaction may claim that their approval was required, in which case litigation could follow, which could result in substantial damages to us and/or could negatively affect our rights and obligations, or result in the termination of, the Collaboration Agreement.

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

In addition, if the results of our business and collaboration activities are not successful, including without limitation, for example, if:

•	we receive a negative Continuation Decision from Janssen or Janssen otherwise terminates the Collaboration Agreement;
•

any preliminary or final results of IMbark and/or IMerge, including any future internal data reviews of these trials, are negative under the criteria set forth in the respective protocols or otherwise, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit, including if an adequate survival benefit in relapsed or refractory MF is not observed in IMbark;

•	serious adverse events are encountered in current and potential future clinical trials of imetelstat; or
•

in the event that we acquire and/or in-license other oncology products, product candidates, programs or companies, we do not achieve the perceived benefits of any such transaction as rapidly or to the extent anticipated by financial analysts or investors, or any such transaction is otherwise unsuccessful;

our stock price would decline significantly, and future litigation may result. In addition, allegations against us may be made related to the duration and nature of follow-up of patients, or any other activities conducted by Janssen or us in current and potential future clinical trials of imetelstat, and the nature and timing of our disclosures related to efficacy or safety data observed in current and potential future clinical trials of imetelstat may be alleged to have been inadequate or incomplete. A decision adverse to our interests in any such lawsuits could result in the payment of substantial damages by us, and could have a material adverse effect on our cash flow, results of operations and financial condition or could otherwise severely harm our business.

We may be subject to other litigation that would be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.

For example, as a result of possible disagreements with Janssen, we may become involved in litigation or arbitration, which would be time-consuming and expensive. Possible disagreements with Janssen could include disagreements regarding the development and/or commercialization of imetelstat, interpretation of the Collaboration Agreement and ownership of proprietary rights. In addition, in certain circumstances we may believe that a particular milestone under the Collaboration Agreement has been achieved, and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans. While the Collaboration Agreement provides for a joint governance structure to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, Janssen generally will, subject to limited exceptions, have the deciding vote in the event of any disagreement. In any event, the joint governance structure contemplated by the Collaboration Agreement will be dissolved in the event that Janssen makes an affirmative Continuation Decision and we do not exercise our U.S. Opt-In Rights, which would preclude our ability to participate in any further decision-making for imetelstat. Reliance on a joint governance structure also subjects us to the risk that changes in key Janssen management personnel that are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude imetelstat development and/or commercialization.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be further delayed or abandoned, even after significant resources have been expended on it. Examples of such decisions include:

•	the discontinuation of our Phase 2 clinical trial of imetelstat in metastatic breast cancer in September 2012;

•	the discontinuation of our development of imetelstat in solid tumors with short telomeres in April 2013;

•

Janssen’s determinations in the third quarter of 2016 to close the 4.7 mg/kg dosing arm in IMbark to new patient enrollment and to suspend enrollment in the 9.4 mg/kg dosing arm in IMbark because an insufficient number of patients in the 9.4 mg/kg dosing arm met the protocol defined interim efficacy criteria at 12 weeks; and

•	Janssen’s decision to expand enrollment in Part 1 of IMerge to include approximately 20 additional lower risk MDS patients in the refined target population.

Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including delays resulting from potential future protocol amendments for IMerge, IMbark or potential future clinical trials of imetelstat, would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on the future of imetelstat and our business prospects and likely result in the failure of our business.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including the Pilot Study, as well as the results of the past or future internal data reviews conducted by Janssen for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in the Pilot Study, IMbark or IMerge or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from the ET Trial and the Pilot Study and the results that have been obtained by Janssen in the internal data reviews conducted for IMbark and IMerge, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic benefit of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. In addition, the known LFT abnormalities and dose-limiting toxicities associated with imetelstat, such as profound and prolonged thrombocytopenia and neutropenia and other safety issues, including deaths, that have been observed in both previous Geron-sponsored clinical trials and investigator-sponsored clinical trials, including in the Pilot Study, have also been observed in the internal data reviews conducted by Janssen of IMbark and IMerge. Since remaining patients in the treatment phase for the Pilot Study, IMbark and IMerge continue to receive imetelstat, and future patients in a refined target population in lower risk MDS to be enrolled in the expanded Part 1 of IMerge will receive imetelstat, efficacy and safety data continue to be generated, and additional and updated data may materially change the overall conclusions from the preliminary data reported for the Pilot Study, as well as determinations made by Janssen and the JSC based on the internal data reviews for IMbark and IMerge. If additional, new or more severe adverse events occur in current imetelstat clinical trials, including the Pilot Study, IMbark and IMerge, such trials could be discontinued by Janssen or the IND for imetelstat may again be placed on clinical hold, as it was in March 2014, if efficacy and safety data in current or future clinical trials of imetelstat, including IMbark or IMerge, do not support an adequate benefit-risk profile to justify continued treatment of patients enrolled in current clinical trials of imetelstat. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

From time-to-time, preliminary or interim data from current clinical trials, such as the Pilot Study, IMbark and IMerge, or potential future clinical trials, may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the American Society of Hematology, or ASH, annual meeting in December 2013, and updated by the investigator at ASH in December 2014, preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015 and preliminary data from Part 1 of IMerge was announced in November 2017 and will be presented at ASH in December 2017. Since such data are preliminary, the final data from any final analysis which may be conducted, or any future analyses of the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, may be materially different. In addition, changes in study design, including changes in patient enrollment criteria and target patient population, such as the decision to expand enrollment in Part 1 of IMerge for patients in a refined target population, may cause data from later stage clinical trials to differ significantly from data obtained in earlier clinical trials. Material adverse differences in the final data, compared to preliminary or interim data, from the Pilot Study, IMbark or IMerge, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, further delay its Continuation Decision, or terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Even if final safety and/or efficacy data from the Pilot Study, IMbark or IMerge or potential future clinical trials of imetelstat, are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS. Preliminary or interim results from the Pilot Study, IMbark or IMerge reported by us, Janssen or by investigators in those trials may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

Clinical trials of imetelstat may not uncover all possible adverse effects that patients may experience from imetelstat treatment. *

Clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in the Pilot Study, IMbark and IMerge, and future patients in a refined target population in lower risk MDS to be enrolled in the expanded Part 1 of IMerge will receive imetelstat, additional or more severe toxicities or safety issues, including additional serious adverse events and clinically significant LFT abnormalities, may be observed as patient treatment continues and more data become available. In addition, since IMbark, IMerge and the Pilot Study are ongoing studies in which additional data are being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by Janssen, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities, such as the information requested by the FDA in October 2017 for additional efficacy and safety data, including deaths, justifying continued treatment of patients enrolled in IMbark, and if such information is deemed inadequate or does not justify continued treatment of patients enrolled in current clinical trials of imetelstat, then the commencement, continuation and/or completion of any current clinical trials, including IMbark, IMerge and the Pilot Study, or potential future clinical trials could be further delayed, halted or prohibited, for example by being placed on a clinical hold;

•	patients in current ongoing clinical trials, including IMbark, IMerge and the Pilot Study, might discontinue or withdraw from the trials, resulting in incomplete data sets; or
•	additional, unexpected clinical trials or preclinical studies may be required to be conducted.

The occurrence of any of these events could cause Janssen to further delay its Continuation Decision, or abandon the development of imetelstat entirely and terminate the Collaboration Agreement. Any termination of the Collaboration Agreement by Janssen would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

•	cause Janssen to terminate the Collaboration Agreement;

•	impede or halt clinical development activities and plans;
•	significantly harm the commercial potential of imetelstat;
•	impose additional development costs;
•	diminish any competitive advantages that may have been available; or
•	adversely limit the amount of, or affect our ability to receive, any milestone payments or royalties under the Collaboration Agreement with Janssen.

Prior to initiating potential future clinical trials of imetelstat, clinical trial protocols must be submitted to the FDA or regulatory authorities in other countries. Questions or comments from these agencies regarding any protocol amendments of current clinical trials of imetelstat, including IMbark or IMerge, or protocols for potential future clinical trials of imetelstat, must be addressed in a timely and adequate manner. The inability to timely or adequately address any questions, comments or requests for information from regulatory authorities could impede further clinical development of imetelstat, which could cause Janssen to further delay its Continuation Decision or discontinue the imetelstat program entirely and terminate the Collaboration Agreement, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

A fast track designation by the FDA, such as the Fast Track designation received for imetelstat, does not guarantee approval and may not lead to a faster development, regulatory review or approval process. *

In October 2017, following submission by Janssen of an application to the FDA requesting fast track designation for the imetelstat clinical development program for the treatment of adult patients with transfusion-dependent anemia due to Low or Intermediate-1 risk MDS who are non-del(5q) and who are refractory or resistant to treatment with an ESA, the FDA notified Janssen that imetelstat has been granted such fast track designation. Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of a New Drug Application to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that imetelstat will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

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

Currently, third-party contractors perform certain process development or other technical and scientific work with respect to imetelstat, as well as supply starting materials and manufacture drug substance and drug product. Janssen, which is responsible for the manufacture and management of the supply of imetelstat on a global basis for clinical trials and, after any regulatory approval, all commercial activities, currently relies on these third-party contractors to produce and deliver sufficient quantities of imetelstat and other clinical trial materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. Janssen does not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for preclinical and clinical activities, and commercialization. In addition, any decision by Janssen to self-manufacture imetelstat, change third-party manufacturers or make changes to manufacturing processes, product vial size or packaging, or formulations for imetelstat, could result in manufacturing delays. Manufacturing delays could adversely impact the completion of current clinical trials, such as IMbark and IMerge, or the initiation of potential future clinical trials, which may cause Janssen to terminate the Collaboration Agreement or further delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Pursuant to the Collaboration Agreement with Janssen, we have a U.S. Co-Promotion Option if we exercise our U.S. Opt-In Rights. Assuming we exercise the U.S. Co-Promotion Option, we can elect to provide 20% of the U.S. imetelstat selling effort with Geron sales force personnel, in lieu of funding 20% of U.S. promotion costs upon regulatory approval and commercial launch of imetelstat in the United States. While the Collaboration Agreement includes the material terms of our U.S. Co-Promotion Option, we and Janssen mutually agreed to negotiate a separate agreement specifying detailed activities and responsibilities with respect to the marketing and co-promotion of imetelstat following our election to exercise our U.S. Co-Promotion Option. If Janssen makes an affirmative Continuation Decision, and we subsequently exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option, we will need to negotiate this separate agreement with Janssen and, as a result, Janssen may impose restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-promotion activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company, and there are risks involved with establishing our own sales force capabilities, including:

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

In addition, in June 2016, the electorate of the United Kingdom voted to exit the European Union, and in March 2017 the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. While the exit of the United Kingdom from the European Union is to be completed in 2019, the exact timing of the withdrawal and the resulting effect of withdrawal will not be known for some time, which could lead to a period of considerable uncertainty relating to our ability to obtain and maintain Supplementary Protection Certificates (SPCs) of our products based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom.

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of September 30, 2017, our accumulated deficit was approximately $978.4 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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
•

further changes or delays in Janssen’s development plans for imetelstat, including changes to or further expansion of or delays in ongoing clinical trials decided upon by Janssen or required by regulatory authorities, such as clinical holds or other requirements, or any other factors;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including pursuant to our 2015 Sales Agreement with MLV.

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

Moreover, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both, including pursuant to our 2015 Sales Agreement with MLV. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between October 1, 2007 and September 30, 2017, our stock has traded as high as $9.24 per share and as low as $0.91 per share. Between October 1, 2014 and September 30, 2017, the price has ranged between a high of $5.30 per share and a low of $1.76 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•

announcements regarding the research and development of imetelstat, including results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat as a result of any internal data reviews or decisions by joint governance committees, and investor perceptions thereof;

•

not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we, Janssen or future investigators do not obtain regulatory clearance to commence, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, or to amend any clinical trial protocol with respect to the conduct of IMerge, IMbark or any future clinical trial of imetelstat;

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

As of September 30, 2017, we had 300,000,000 shares of common stock authorized for issuance and 159,231,814 shares of common stock outstanding. In addition, we had reserved 30,075,652 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of September 30, 2017. In addition, under the universal shelf registration statement filed by us in August 2015 and declared effective by the SEC in September 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

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

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis-stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma and fedratinib by Impact Biomedicines, Inc., some which have reported results from Phase 3 clinical trials. Other investigational treatments for MF include inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc.; histone deacetylase inhibitors; interleukin-3 receptor targeted agents; inhibitors of heat shock protein 90; hypomethylating agents; PI3 Kinase and mTOR inhibitors; anti-fibrosis antibodies, such as PRM-151 from Promedior, Inc.; hedgehog and SMO inhibitors; PIM kinase inhibitors; IAP inhibitors; anti-LOX2 inhibitors; recombinant pentraxin 2 protein; KIP-1 activators; TGF-beta superfamily inhibitors, such as sotatercept and luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene Corporation, or Celgene; LSD1 inhibitors; FLT inhibitors; and other tyrosine kinase inhibitors.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; aminopeptidase inhibitors, such as tosedostat by CTI Biopharma; TLR2-specific antibodies; anti-CD33 antibodies; anti-CD38 antibodies, such as daratumumab by Genmab A/S in collaboration with Janssen; anti-CD123 antibodies, such as talacotuzumab by Janssen; Fas ligand inhibitors; and JAK-STAT pathway inhibitors.

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

The adoption of health policy changes and health care reform in the United States may adversely affect our business and financial results. *

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, or ACA, became law and substantially changed the way healthcare is funded by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA contains a number of provisions that may have a significant impact on our business.

While the Supreme Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA have been brought, and are likely to be brought in the future. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress has tried several times and may continue to consider legislation to replace elements of the ACA or the ACA in its entirety. Therefore, we cannot assure that the ACA, as currently enacted or as amended in the future, or any legislation that may replace the ACA, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	Sixth Amendment to Office Lease Agreement between Geron Corporation and Exponent Realty, LLC, dated September 21, 2017	10.1	8-K	September 22, 2017	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 1, 2017
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 1, 2017
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 1, 2017 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 1, 2017 *
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements

*

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

GERON CORPORATION

Date: November 1, 2017	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer