Form 10-Q
period 2018-03-31
GERON CORP
filed 2018-05-10
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2018:
Common Stock, $0.001 par value	173,080,653 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2018	2017
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,912	$16,335
Restricted cash	268	268
Marketable securities	81,868	78,351
Interest and other receivables	569	436
Prepaid assets	512	580
Total current assets	91,129	95,970
Noncurrent marketable securities	13,184	14,241
Property and equipment, net	86	102
Other assets	1,114	-
	$105,513	$110,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$502	$503
Accrued compensation and benefits	1,100	3,385
Accrued collaboration charges	1,841	1,702
Other accrued liabilities	942	926
Total current liabilities	4,385	6,516
Commitments and contingencies
Stockholders' equity:
Common stock	161	160
Additional paid-in capital	1,092,931	1,089,684
Accumulated deficit	(991,633)	(985,840)
Accumulated other comprehensive loss	(331)	(207)
Total stockholders' equity	101,128	103,797
	$105,513	$110,313

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Revenues:
License fees and royalties	$318	$537

Operating expenses:
Research and development	2,440	3,374
General and administrative	5,315	4,657
Total operating expenses	7,755	8,031
Loss from operations	(7,437)	(7,494)
Interest and other income	394	332
Change in fair value of equity investment	(125)	-
Interest and other expense	(18)	(21)
Net loss	$(7,186)	$(7,183)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Shares used in computing basic and diluted net loss per share	160,525,947	159,161,550

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Net loss	$(7,186)	$(7,183)
Net unrealized loss on marketable securities	(124)	(18)
Comprehensive loss	$(7,310)	$(7,201)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,186)	$(7,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	20
Loss on retirement of property and equipment	-	5
Accretion and amortization on investments, net	24	55
Change in fair value of equity investment	125	-
Stock-based compensation for services by non-employees	71	57
Stock-based compensation for employees and directors	1,614	1,983
Amortization related to 401(k) contributions	10	32
Changes in assets and liabilities:
Other current and noncurrent assets	89	(6,003)
Other current liabilities	(2,131)	3,727
Net cash used in operating activities	(7,368)	(7,307)

Cash flows from investing activities:
Purchases of marketable securities	(19,768)	(28,282)
Proceeds from maturities of marketable securities	17,160	37,640
Net cash (used in) provided by investing activities	(2,608)	9,358

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	1,553	-
Net cash provided by financing activities	1,553	-
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,423)	2,051
Cash, cash equivalents and restricted cash at the beginning of the period	16,603	13,078
Cash, cash equivalents and restricted cash at the end of the period	$8,180	$15,129

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2017 has been derived from audited financial statements at that date.

Prior Period Reclassification

With the adoption of Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, or ASU No. 2016-18, the prior period presentation of cash and cash equivalents in the condensed statements of cash flows has been updated to conform with current period presentation. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 on Summary of Significant Accounting Policies for further discussion of the adoption of ASU No. 2016-18.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential common shares outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three months ended March 31, 2018 and 2017, the diluted net loss per share calculation excludes potential common shares of 26,245,422 and 22,844,180, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. We place our cash and cash equivalents in money market funds and cash operating accounts.

We classify our marketable securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost basis of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2018 and 2017. See Note 2 on Fair Value Measurements.

Equity Investments

With the adoption of ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, beginning January 1, 2018, we measure our equity securities at fair value at each reporting period and changes in fair value are included in change in fair value of equity investment in our condensed statements of operations. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 on Summary of Significant Accounting Policies for additional information on the adoption of ASU 2016-01.

Revenue Recognition

Beginning January 1, 2018, we recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. In determining the appropriate amount and timing of revenue to be recognized under this guidance, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 on Summary of Significant Accounting Policies for further discussion of the adoption of Topic 606.

A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Significant management judgment is required to determine the level of effort required under an agreement and the period over which completion of the performance obligations is expected. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

We allocate the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions, judgments and estimates: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

Following is a description of the principal activities from which we generate revenue. Collaboration revenue primarily represents amounts earned under the collaboration and license agreement, or Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, for the imetelstat program. License fees and royalty revenue primarily represents amounts earned under agreements that out-license our technology to various companies.

License and/or Collaboration Agreements

In addition to the Collaboration Agreement (which is more fully described in Note 3 on Collaboration Agreement), we have entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, annual license maintenance fees, cost sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. Non-refundable upfront fees, annual license maintenance fees and funding of research and development activities are considered fixed, while milestone payments and royalties are identified as variable consideration.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Licenses of Intellectual Property. If we determine the license to intellectual property is distinct from the other performance obligations identified in the agreement and the customer can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the customer. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting period, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments. At the inception of each agreement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that we do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. Milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, we recognize revenue for the milestone payment under collaboration revenue. At each reporting period, we assess the probability of achievement of each milestone under our current agreements.

Royalties. For agreements with sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied). At each reporting period, we estimate the sales incurred by each licensee based on historical experience and accrue the associated royalty amount.

Cost Sharing Arrangements. Research and development and other expenses being shared by both parties under an agreement are recorded as earned or owed based on the performance obligations by both parties under the respective agreement. For arrangements in which we and our collaboration partner in the agreement are exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize payments between the parties on a net basis and record such amounts as a reduction or addition to research and development expense. For arrangements in which we have agreed to perform certain research and development services for our collaboration partner and are not exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize the respective cost reimbursements as revenue under the collaborative agreement over time in a manner proportionate to the costs we incurred to perform the services using the input method.

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

MARCH 31, 2018

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2018 and 2017 which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Research and development	$155	$291
General and administrative	1,459	1,692
Stock-based compensation expense included in operating expenses	$1,614	$1,983

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the three months ended March 31, 2018 and 2017 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility	0.821	0.892
Risk-free interest rate	2.55%	1.98%
Expected term	5.25 yrs	5.5 yrs

 Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2018 and 2017 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility range	0.437 to 0.475	0.577 to 0.641
Risk-free interest rate range	1.53% to 1.76%	0.45% to 0.89%
Expected term range	6 - 12 mos	6 - 12 mos

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Non-Employee Stock-Based Awards

For our non-employee stock-based awards, the measurement date on which the fair value of the stock-based award is calculated is equal to the earlier of: (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (ii) the date at which the counterparty’s performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards in our condensed statements of operations.

Segment Information

Our executive management team represents our chief decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU superseded the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, or Topic 605, and created Topic 606.

We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method for those agreements which were not completed as of January 1, 2018. Financial results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

In connection with the adoption of Topic 606, we recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and an increase to interest and other receivables of $204,000 as of January 1, 2018 for projected sales-based royalties on product sales occurring in 2017 for which payments had not yet been received as of December 31, 2017. Such royalties were recognized as revenue in prior periods when payments were received from our licensees. In accordance with Topic 606-10-50-14a, we have elected to exclude providing further information about our sales-based royalties.

The adoption of Topic 606 did not result in any changes to the estimated transaction price or the performance obligations for current agreements or the amounts allocated to satisfied performance obligations. We do not have any deferred revenue associated with unsatisfied performance obligations. Since we view our operations as a single segment and all of our revenues are recognized at a point in time from similar license agreements, disaggregated revenue disclosures would not materially provide additional information. We do not expect the application of Topic 606 to have a material impact on our financial results on an ongoing basis in comparison to results that would have been realized if we had continued to apply Topic 605.

In January 2016, the FASB issued ASU 2016-01 which requires equity investments to be measured at fair value with changes in fair value recognized in the statements of operations. To further clarify ASU 2016-01, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2018-03, in February 2018. ASU 2018-03 requires application of a prospective transition approach only for those equity investments for which the new measurement alternative is being applied. We adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018 using the modified retrospective transition method and recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and other assets for the fair value of our equity investment. In accordance with ASU 2016-01, at the end of first quarter of 2018, we remeasured the fair value of our equity investment and included the change in fair value in change in fair value of equity investment in our condensed statements of operations. See Note 2 on Fair Value Measurements for additional information on our equity investment.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The cumulative-effect adjustments to our January 1, 2018 condensed balance sheet for the adoption of Topic 606 and ASU 2016-01 and ASU 2018-03 were as follows (in thousands):

Condensed Balance Sheet	Balance at December 31, 2017	Adjustments Due to Topic 606	Adjustments Due to ASU 2016-01 and ASU 2018-03	Balance at January 1, 2018
Assets:
Interest and other receivables	$436	$204	$-	$640
Other assets	$-	$-	$1,189	$1,189
Stockholders’ Equity:
Accumulated deficit	$(985,840)	$204	$1,189	$(984,447)

As of January 1, 2018, we also adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, and ASU No. 2017-09, Compensation — Stock Compensation: Scope of Modification Accounting. With the adoption of ASU No. 2016-18, changes in the total of cash, cash equivalents and restricted cash are presented in our condensed statements of cash flows. The adoption of these new standards did not have a material impact on our financial statements and related disclosures.

New Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all lease arrangements with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Certain quantitative and qualitative disclosures about leasing arrangements also are required. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements and related disclosures and plan to adopt ASU 2016-02 on January 1, 2019.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2018 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$5,383	$-	$-	$5,383
Restricted cash:
Certificate of deposit	$268	$-	$-	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$10,000	$-	$(30)	$9,970
Commercial paper (due in less than one year)	11,923	7	(5)	11,925
Corporate notes (due in less than one year)	60,201	-	(228)	59,973
Corporate notes (due in one to two years)	13,259	-	(75)	13,184
	$95,383	$7	$(338)	$95,052

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,030	$-	$-	$11,030
Commercial paper	2,242	-	-	2,242
Corporate notes	1,750	-	(1)	1,749
	$15,022	$-	$(1)	$15,021
Restricted cash:
Certificate of deposit	$268	$-	$-	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$12,500	$-	$(40)	$12,460
Commercial paper (due in less than one year)	10,928	4	(1)	10,931
Corporate notes (due in less than one year)	55,067	-	(107)	54,960
Corporate notes (due in one to two years)	14,303	-	(62)	14,241
	$92,798	$4	$(210)	$92,592

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2018 and December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2018:
Government-sponsored enterprise securities (due in less than one year)	$-	$-	$9,970	$(30)	$9,970	$(30)
Commercial paper (due in less than one year)	8,958	(5)	-	-	8,958	(5)
Corporate notes (due in less than one year)	52,947	(210)	6,527	(18)	59,474	(228)
Corporate notes (due in one to two years)	13,184	(75)	-	-	13,184	(75)
	$75,089	$(290)	$16,497	$(48)	$91,586	$(338)
As of December 31, 2017:
Government-sponsored enterprise securities (due in less than one year)	$-	$-	$12,460	$(40)	$12,460	$(40)
Commercial paper (due in less than one year)	7,717	(1)	-	-	7,717	(1)
Corporate notes (due in less than one year)	55,210	(106)	1,499	(2)	56,709	(108)
Corporate notes (due in one to two years)	14,241	(62)	-	-	14,241	(62)
	$77,168	$(169)	$13,959	$(42)	$91,127	$(211)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2018 and December 31, 2017 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of March 31, 2018 and December 31, 2017 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. U.S. government-sponsored enterprise securities, commercial paper, corporate notes and equity investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2018:
Money market funds(1)	$5,383	$-	$-	$5,383
Government-sponsored enterprise securities(2)	-	9,970	-	9,970
Commercial paper(2)	-	11,925	-	11,925
Corporate notes(2)(3)	-	73,157	-	73,157
Equity investment(4)	-	1,064	-	1,064
Total	$5,383	$96,116	$-	$101,499
As of December 31, 2017:
Money market funds(1)	$11,030	$-	$-	$11,030
Government-sponsored enterprise securities(2)	-	12,460	-	12,460
Commercial paper(1)(2)	-	13,173	-	13,173
Corporate notes(1)(2)(3)	-	70,950	-	70,950
Total	$11,030	$96,583	$-	$107,613

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 on Fair Value Measurements for further discussion of this equity investment.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to them for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. The shares were recorded at a zero cost basis upon receipt under the cost method of accounting. On August 3, 2017, Sienna became a publicly traded company on the Australian Securities Exchange Limited, or ASX, under the ticker symbol SDX. In connection with Sienna’s initial public offering under Australian securities regulations, we signed a restriction agreement with Sienna which subjects our shares in Sienna to a 24-month trading restriction from the effective date of Sienna’s listing on the ASX. Due to this trading restriction, under the cost method of accounting, we maintained a zero cost basis for our shares in Sienna as of December 31, 2017. With the adoption of ASU 2016-01 and ASU 2018-03, as described in Note 1 on Summary of Significant Accounting Policies, our equity investment in Sienna must be reported at fair value and therefore, we recorded a cumulative-effect adjustment of $1,189,000 on our condensed balance sheet for the fair value of our shares in Sienna, as measured using the closing stock price reported on the ASX and converted to U.S. dollars as of January 1, 2018. Applying the same fair value measurement methodology in accordance with ASU 2016-01, we remeasured our shares in Sienna at a fair value of $1,064,000 as of March 31, 2018 and recognized the resulting change in fair value of $125,000 in change in fair value of equity investment in our condensed statements of operations.

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

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. Janssen is currently conducting two clinical trials of imetelstat: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in January 2015. As of March 31, 2018, accrued collaboration charges of $1,841,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of development costs incurred by Janssen under the Collaboration Agreement for the three months ended March 31, 2018.

Following completion of the protocol-specified primary analysis of IMbark by Janssen, if completed, we expect Janssen to notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. In March 2018, based on the rate of deaths occurring in the trial, the Joint Steering Committee of the collaboration determined that the protocol-specified primary analysis of IMbark, which includes an assessment of overall survival, will begin by the end of the second quarter of 2018. We expect Janssen to inform us of its decision by the end of the third quarter of 2018.

In the event that Janssen provides an affirmative Continuation Decision, we then would have an option, or the U.S. Opt-In Rights, to share further U.S. development and promotion costs, including our share of development costs incurred to date by Janssen beyond IMbark and IMerge, in exchange for higher tiered royalty rates and higher future development and regulatory milestone payments if imetelstat is successfully developed and approved. If we exercise the U.S. Opt-In Rights, then we and Janssen would share U.S. development and promotion costs beyond IMbark and IMerge on a 20/80 basis (Geron 20%, Janssen 80%), we would receive a $65,000,000 milestone payment, or the Continuation Fee, at the time of an affirmative Continuation Decision, and would be eligible to receive additional potential payments of up to $470,000,000 for the achievement of certain development and regulatory milestones, up to $350,000,000 for the achievement of certain sales milestones, and tiered royalties ranging from a mid-teens up to low twenties percentage rate on worldwide net sales of imetelstat in any countries where regulatory exclusivity exists or there are valid claims under the patent rights exclusively licensed to Janssen. In addition, if we exercise the U.S. Opt-In Rights, we then would also have a separate option, or the U.S. Co-Promotion Option, to provide 20% of the U.S. selling effort with our sales force personnel, in lieu of funding 20% of U.S. promotion costs, upon regulatory approval and commercial launch of imetelstat in the United States. Such co-promotion would be conducted under a Janssen prepared promotion plan, and in accordance with a co-promotion agreement to be agreed by the parties at the time of our exercise of the U.S. Co-Promotion Option. We would be responsible for all costs associated with establishing and maintaining our sales force in any conduct of such co-promotion. All product sales would be booked by Janssen.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of an affirmative Continuation Decision, if any, (ii) the Full U.S. Rights Fee, if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development or regulatory milestones, represent fully constrained variable consideration under Topic 606 as achievement of these milestones has not been deemed probable as of March 31, 2018. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, and any sales-based milestone payments will be recognized as revenue at the later of (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied) in accordance with Topic 606.

4. STOCKHOLDERS’ EQUITY

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement.

In the first quarter of 2018, we sold an aggregate of 776,788 shares of our common stock pursuant to the 2015 Sales Agreement, resulting in net cash proceeds to us of approximately $1,553,000 after deducting sales commissions and offering expenses payable by us. For further discussion of our use of the 2015 Sales Agreement, see Note 5 on Subsequent Event.

5. SUBSEQUENT EVENT

In April 2018, we completed the sale of the remaining common stock subject to the 2015 Sales Agreement and issued an aggregate of 12,418,318 shares of our common stock, resulting in net cash proceeds to us of approximately $46,098,000 after deducting sales commissions and offering expenses payable by us. In connection with the sale of our common stock under the 2015 Sales Agreement, deferred issuance costs of $50,000 have been included in other assets on our condensed balance sheet as of March 31, 2018. No further shares of common stock may be sold under the 2015 Sales Agreement. For further discussion of the 2015 Sales Agreement, see Note 4 on Stockholders’ Equity.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or SEC, on March 16, 2018.

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

On November 13, 2014, we entered into a collaboration and license agreement, or the Collaboration Agreement, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. The Collaboration Agreement became effective on December 15, 2014, and we received $35 million from Janssen as an upfront payment. Additional consideration under the Collaboration Agreement includes potential payments of up to an aggregate maximum total of $900 million for the achievement of development, regulatory and sales milestones, as well as royalties on worldwide net sales of imetelstat. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. Under the Collaboration Agreement, Janssen is wholly responsible for developing, manufacturing, seeking regulatory approval for, and commercialization of, imetelstat worldwide. The Collaboration Agreement provides for a joint governance structure which includes a Joint Steering Committee, or JSC, with equal membership from both companies. Information about the Collaboration Agreement should be reviewed in the context of the sections entitled “Risks Related to Our Collaboration with Janssen” and “Risks Related to Clinical Development, Regulatory Approval and Commercialization of Imetelstat” included in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

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

IMbark was originally designed as a Phase 2 clinical trial to evaluate two dose levels of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered every three weeks) in approximately 200 patients with Intermediate-2 or High risk MF who have relapsed after, or are refractory to prior treatment with a janus kinase, or JAK, inhibitor. The co-primary efficacy endpoints for the trial are spleen response rate, defined as the proportion of patients who achieve a >35% reduction in spleen volume assessed by imaging, and symptom response rate, defined as the proportion of patients who achieve a >50% reduction in Total Symptom Score, at 24 weeks. Key secondary endpoints include safety and overall survival. We expect an assessment of overall survival of this specifically defined relapsed and refractory MF patient population to provide important information for the imetelstat program, including for any potential future clinical trials, and that without an adequate improvement in survival, with the determination of adequacy to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement.

For IMbark, Janssen completed internal data reviews in September 2016, April 2017 and March 2018. In these data reviews, the JSC determined that the safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. In addition, the JSC determined that data from the 4.7 mg/kg dosing arm did not warrant further investigation of that starting dose and the 4.7 mg/kg arm was closed to new patient enrollment following the September 2016 data review. The JSC also determined that data supported 9.4 mg/kg as an appropriate starting dose in the trial. In addition, the JSC observed activity within multiple outcome measures with imetelstat treatment at the 9.4 mg/kg starting dose, suggesting potential clinical benefit in patients with MF who are relapsed after or refractory to prior treatment with a JAK inhibitor. However, the JSC observed that the spleen volume response rate in the 9.4 mg/kg dosing arm was less than that reported in clinical trials with JAK inhibitors in front-line MF patients, and that an insufficient number of patients met the protocol defined interim efficacy criteria to continue enrollment in the 9.4 mg/kg dosing arm. Thus, new patient enrollment in the 9.4 mg/kg dosing arm was suspended in October 2016. In March 2018, Janssen officially closed the trial to new patient enrollment. The JSC expects that the over 100 patients enrolled in IMbark to date will be adequate to assess overall survival. Patients who remain in the treatment phase of IMbark may continue to receive imetelstat, and until the protocol-specified primary analysis, all safety and efficacy assessments are being conducted as planned in the protocol, including following patients, to the extent possible, until death, to enable an assessment of overall survival. The JSC concluded that as of January 2018, median follow up was approximately 19 months, and median overall survival had not been reached in either dosing arm.

In March 2018, based on the rate of deaths occurring in the trial, the JSC determined that the protocol-specified primary analysis of IMbark, which includes an assessment of overall survival, will begin by the end of the second quarter of 2018, using a clinical cut-off date of April 26, 2018. Upon the protocol-specified primary analysis, the main trial will be completed. The IMbark protocol is being amended to establish an extension phase of the trial to enable patients remaining in the treatment phase to continue to receive imetelstat treatment, per investigator discretion. Following completion of the primary analysis, Janssen must notify us of its decision, or the Continuation Decision, whether to: (i) maintain the license rights granted under the Collaboration Agreement and continue the development of imetelstat or (ii) discontinue the development of imetelstat and terminate the Collaboration Agreement. We expect Janssen to inform us of its decision by the end of the third quarter of 2018.

IMerge is a two-part clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk MDS who have relapsed after or are refractory to prior treatment with an erythropoiesis stimulating agent, or ESA. Part 1 of the trial was originally designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of imetelstat. Part 2 of the trial is planned as a Phase 3 double-blind, randomized, controlled trial in approximately 170 patients. The primary efficacy endpoint is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least 8 weeks. Key secondary endpoints include the rates of RBC-TI lasting at least 24 weeks, amount and relative change in red blood cell transfusions and hematologic improvement.

For IMerge, Janssen completed internal data reviews in September 2016 and April 2017. In addition, preliminary data from Part 1 of IMerge were presented at the American Society of Hematology Annual Meeting, or ASH, in December 2017. These data showed that among the 32 red blood cell transfusion-dependent MDS patients enrolled in Part 1of the trial, a subset of 13 patients who had not received prior treatment with either a hypomethylating agent or lenalidomide and did not have a deletion 5q chromosomal abnormality, who are frequently identified as “non-del(5q)” patients, exhibited an increased rate and durability of transfusion independence compared to the overall trial population. Approximately half of the 13-patient subset population achieved ≥8-week RBC-TI after treatment with imetelstat, and almost one-third of the subset population achieved ≥24-week RBC-TI. The safety profile in Part 1 was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most frequently reported adverse events were cytopenias, which were predictable, manageable and reversible, in most cases, including Grade 3 and 4, or severe, neutropenia and thrombocytopenia. In addition, reported adverse events did not differ significantly between the overall trial population and the 13-patient subset. Based on the preliminary data from this 13-patient subset, Janssen has expanded new patient enrollment in Part 1 of IMerge to enroll approximately 20 additional patients to increase the experience and confirm the benefit-risk profile of imetelstat in this refined target patient population. In November 2017, the first patient was dosed in the expanded Part 1of IMerge and enrollment was completed in February 2018.

Janssen has not committed to begin Part 2 of IMerge. We believe Janssen will initiate Part 2 only following an affirmative Continuation Decision, if any.

Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time, such as, before the start of the IMbark primary analysis, and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population.

In this regard, we believe that without an adequate improvement in survival in relapsed or refractory MF, with the determination of adequacy to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement.

Financial Overview

We had approximately $103.2 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities as of March 31, 2018. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2018, we had an accumulated deficit of $991.6 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. In addition, if Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, including with respect to obtaining sufficient efficacy and safety data from the additional patients enrolled in Part 1 of IMerge and/or obtaining longer-term efficacy and safety data from IMbark to enable an assessment of overall survival, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat on our own and at our own expense. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of the new accounting pronouncements on January 1, 2018 as described below.

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses. Note 1 of Notes to Condensed Financial Statements of this Form 10-Q describes the significant accounting policies used in the preparation of the condensed financial statements.

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

New Accounting Pronouncements – Recently Adopted

Revenue Recognition

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, using the modified retrospective transition method as discussed in the subsection entitled, “New Accounting

Pronouncements – Recently Adopted”, in Note 1 of Notes to Condensed Financial Statements of this Form 10-Q. Financial results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification Topic 605, Revenue Recognition, or Topic 605, and therefore, there is a lack of comparability to the prior periods presented. In connection with the adoption of Topic 606, we recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and an increase to interest and other receivables as of January 1, 2018 for projected sales-based royalties on product sales occurring in 2017 for which payments had not yet been received as of December 31, 2017. Such royalties were recognized as revenue in prior periods when payments were received from our licensees.

In determining the appropriate amount and timing of revenue to be recognized under Topic 606, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. Significant management judgment is required to determine the level of effort required under an agreement and the period over which completion of the performance obligations is expected. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

We allocate the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions, judgments and estimates: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

Our revenues primary consist of collaboration revenue and license fees and royalties. Collaboration revenue primarily represents amounts earned under the Collaboration Agreement with Janssen for the imetelstat program. License fees and royalty revenue primarily represents amounts earned under agreements that out-license our technology to various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, annual license maintenance fees, cost sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. Non-refundable upfront fees, annual license maintenance fees and funding of research and development activities are considered fixed, while milestone payments and royalties are identified as variable consideration.

Licenses of Intellectual Property. If we determine the license to intellectual property is distinct from the other performance obligations identified in the agreement and the customer can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the customer. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting period, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments. At the inception of each agreement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that we do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. Milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, we recognize revenue for the milestone payment under collaboration revenue. At each reporting period, we assess the probability of achievement of each milestone under our current agreements.

Royalties. For agreements with sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of: (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied). At each reporting period, we estimate the sales incurred by each licensee based on historical experience and accrue the associated royalty amount.

Cost Sharing Arrangements. Research and development and other expenses being shared by both parties under an agreement are recorded as earned or owed based on the performance obligations by both parties under the respective agreement. For arrangements in which we and our collaboration partner in the agreement are exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize payments between the parties on a net basis and record such amounts as a reduction or addition to research and development expense. For arrangements in which we have agreed to perform certain research and development services for our collaboration partner and are not exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize the respective cost reimbursements as revenue under the collaborative agreement over time in a manner proportionate to the costs we incurred to perform the services using the input method.

Equity Investment

We adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, on January 1, 2018. Under ASU 2016-1, equity securities are measured at fair value at each reporting period and any changes in fair value are included in change in fair value of equity investment in our condensed statements of operations. Upon the adoption of ASU 2016-01, we recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and other assets for the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna. As of March 31, 2018, we remeasured the fair value of our equity investment in Sienna in accordance with ASU 2016-01 and included the change in fair value in change in fair value of equity investment in our condensed statements of operations for the three months ended March 31, 2018. The fair value of our equity investment in Sienna is subject to volatility and could adversely affect our future operating results. See Note 2 on Fair Value Measurements for additional information on our equity investment in Sienna.

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based primarily upon the continuation of the collaboration with Janssen and the related progress, if any, of the development and commercialization of the imetelstat program and whether we are able to acquire and/or in-license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. However, we expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, the possibility that Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF, with the determination of adequacy to be assessed by Janssen in its sole discretion, or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population, our need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

Revenues

In addition to the Collaboration Agreement with Janssen for imetelstat, we have entered into several license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we have granted certain rights to our non-imetelstat related technologies. In connection with these agreements, we are eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. As discussed above, we adopted Topic 606 using the modified retrospective transition method on January 1, 2018. As a result, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 605 and therefore, there is a lack of comparability to the prior periods presented. However, we do not expect the application of Topic 606 to have a material impact on our financial results on an ongoing basis in comparison to the results that would have been realized if we had continued to apply Topic 605.

We recognized license fee revenues of $248,000 for the three months ended March 31, 2018, compared to $409,000 for the same period in 2017 related to our various agreements. The decrease in license fee revenues for the three months ended March 31, 2018 compared to the same period in 2017 primarily reflects a reduction in the number of active license agreements in the first quarter of 2018 for research licenses related to our human telomerase reverse transcriptase, of hTERT, technology compared to the first quarter of 2017. We recognized royalty revenues of $70,000 for the three months ended March 31, 2018, compared to $128,000 for the same period in 2017. The decrease in royalty revenues for the three months ended March 31, 2018 compared to the same period in 2017 reflects overall lower product sales by our licensees and a change in the method that revenue is being recognized for royalties upon the adoption of Topic 606 as of January 1, 2018. Under Topic 606, we estimate sales-based royalties earned on product sales by our licensees in each reporting period and accrue the associated royalty amount. In prior periods, revenue from royalties was being recognized when payments were received from our licensees.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, current agreements being maintained and the underlying patent rights for the licenses remaining active. We expect license fee and royalty revenues under our license agreements related to our hTERT technology to be lower in 2018 than in previous years, and to be eliminated by the end of 2019, due to upcoming patent expirations on such technology. Current revenues may not be predictive of future revenues.

Research and Development Expenses

During the three months ended March 31, 2018 and 2017, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three months ended March 31, 2018 and 2017, direct external expenses primarily consisted of our proportionate share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $2.4 million for the three months ended March 31, 2018, compared to $3.4 million for the same period in 2017. The decrease in research and development expenses for the three months ended March 31, 2018 compared to the same period in 2017 primarily reflects lower direct external costs for our proportionate share of clinical development expenses under the collaboration with Janssen and reduced personnel related expenses due to reduced stock-based compensation expense.

Research and development expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)
Direct external expenses	$1,887	$2,586
Personnel related expenses	414	608
All other expenses	139	180
Total research and development expenses	$2,440	$3,374

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to enable imetelstat to be commercialized. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat in collaboration with Janssen, see the sub-sections entitled, “Risks Related to Our Collaboration with Janssen” and “Risks Related to Clinical Development, Regulatory Approval and Commercialization of Imetelstat”, in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended March 31, 2018, compared to $4.7 million for the same period in 2017. The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the same period in 2017 primarily reflects higher legal and consulting expenses in connection with our business development activities. We expect general and administrative expenses to remain consistent during the remainder of 2018.

Interest and Other Income

Interest and other income was $394,000 for the three months ended March 31, 2018, compared to $332,000 for the same period in 2017. The increase in interest and other income for the three months ended March 31, 2018 compared to the same period in 2017 primarily reflects higher yields on our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, as noted above, the change in the fair value of our equity investment in Sienna of approximately $125,000 has been included in our condensed statements of operations for the three months ended March 31, 2018. No comparable amounts were incurred for the three months ended March 31, 2017. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility that could adversely affect our future operating results.

Interest and Other Expense

Interest and other expense was $18,000 for the three months ended March 31, 2018, compared to $21,000 for the same period in 2017. Interest and other expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $103.2 million, compared to $109.2 million at December 31, 2017. The overall decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the three months ended March 31, 2018 was the net result of cash being used for operations, partially offset by proceeds from the sales of common stock under our At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV. We expect to experience negative cash flow for the foreseeable future as the development of imetelstat continues in collaboration with Janssen. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

In August 2015, we entered into the 2015 Sales Agreement with MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50 million. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. In the first quarter of 2018, we sold an aggregate of 776,788 shares of our common stock under the 2015 Sales Agreement, resulting in net cash proceeds to us of approximately $1.6 million after deducting sales commissions and offering expenses payable by us. In April 2018, we completed the sale of the remaining common stock subject to the 2015 Sales Agreement and issued an aggregate of 12,418,318 shares of our common stock, resulting in net cash proceeds to us of approximately $46.1 million after deducting sales commissions and offering expenses payable by us. Under the 2015 Sales Agreement, we sold a cumulative total of 13,809,336 shares of our common stock resulting in net cash proceeds to us of approximately $48.7 million after deducting sales commissions and offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement. We expect the net cash proceeds to provide additional capital structure flexibility to potentially support: (i) the future development of imetelstat in collaboration with Janssen, if Janssen elects to continue the collaboration, including potentially conducting one or more independent development plans, or IDPs, under the Collaboration Agreement; (ii) the further development of imetelstat by Geron in the event the collaboration with Janssen does not continue and we elect to continue development of imetelstat; or (iii) prospective in-licenses or acquisitions of other oncology products, programs or companies to diversify our business. The amounts and timing of our use of the net cash proceeds will depend on a number of factors, such as the timing and progress of the imetelstat development program under the Collaboration Agreement with Janssen or on our own, the timing and progress of any potential acquisition or in-licensing efforts and the availability and cost of other capital.

We may need additional capital resources in order to support the development and commercialization of imetelstat, especially if Janssen makes a negative Continuation Decision and we choose to develop imetelstat on our own, or if Janssen makes an affirmative Continuation Decision and we elect to exercise our U.S. Opt-In Rights under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen, and potential future sales of our common stock will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•	whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement, and we choose to develop imetelstat on our own;
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
•

in the event that Janssen provides an affirmative Continuation Decision to us, whether we then exercise our U.S. Opt-In Rights to share further U.S. development and promotion costs for imetelstat beyond IMbark or IMerge under the Collaboration Agreement, including our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights;

•	Janssen’s ability to meaningfully reduce manufacturing costs of imetelstat;
•

the progress, timing, magnitude, scope and costs of clinical development, manufacturing and commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the United States Food and Drug Administration, or FDA, and other regulatory authorities;

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we choose to continue the development of imetelstat on our own, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•	further changes or delays in Janssen’s development plans for imetelstat;
•	imetelstat failing to meet the criteria determined by Janssen to support an affirmative Continuation Decision;
•

assuming an affirmative Continuation Decision, a failure or inability to show adequate safety or efficacy of imetelstat in current or potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2018 and 2017 was $7.4 million and $7.3 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2018 compared to the same period in 2017 primarily reflects the net result of higher payments for business development expenses, partially offset by lower payments to Janssen in 2018 under the cost-sharing arrangement for imetelstat clinical development.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 was $2.6 million. Net cash provided by investing activities for the three months ended March 31, 2017 was $9.4 million. The increase in net cash used in investing activities in 2018 compared to 2017 primarily reflects a higher rate of purchases than maturities of marketable securities in 2018.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $1.6 million and reflects net cash proceeds from the issuances of common stock under the 2015 Sales Agreement with MLV. See Note 4 on Stockholders’ Equity for additional information about the 2015 Sales Agreement with MLV. No comparable amounts were recognized for the three months ended March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Beginning January 1, 2018, we implemented Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material impact on our ongoing revenues, we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, estimates for sales-based royalties and ongoing review requirements for current agreements related to the probability assessment of achievement of milestones as well as new training.

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

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

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

In addition, Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. Any discontinuation of the imetelstat program or termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations, and the market price of our common stock would be adversely affected.

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

•

if we were to choose to pursue imetelstat development on our own, we would need to hire additional qualified employees and secure multiple third-party vendors and service providers to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and which would increase our need for additional funding; and

•

if we were to choose to pursue imetelstat development on our own, we would need to work collaboratively with Janssen to transfer the imetelstat program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible, in which case the development of imetelstat would likely be significantly delayed or terminated.

If Janssen does not provide an affirmative Continuation Decision in a timely manner, or at all, our business and business prospects would be severely harmed, the market price of our common stock would be adversely affected and we might cease operations.*

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision. In March 2018, the JSC agreed that the protocol-specified primary analysis for IMbark will begin by the end of the second quarter of 2018. As such, we expect the Continuation Decision to occur by the end of the third quarter of 2018. If Janssen terminates IMbark early based on preliminary or ongoing data assessments, safety concerns or for any other reason, or the trial is placed on clinical hold or suspended by a regulatory authority, the protocol-specified primary analysis for IMbark may not take place at all, which would further delay the timing of any Continuation Decision or result in a negative Continuation Decision. Delays in the timing of the Continuation Decision or a negative Continuation Decision from Janssen could increase our development costs and would impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If there are further delays in IMerge or IMbark, Janssen may decide to cease the development of imetelstat and terminate the Collaboration Agreement, and our business and business prospects would be severely harmed.

The expansion of enrollment in Part 1 of IMerge has prolonged the development of imetelstat in lower risk MDS, and Janssen could decide not to proceed with Part 2 of IMerge. Janssen has made no commitment to commence Part 2 of IMerge. Even if Janssen obtains additional data from the refined target patient population in Part 1 of IMerge, such data may not support the development of imetelstat in the refined target patient population for Part 2. In any event, we believe Janssen will initiate Part 2 only following an affirmative Continuation Decision, if any. Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time, such as, before the start of the IMbark primary analysis, and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. In this regard, we believe that without an adequate improvement in survival in relapsed or refractory MF, with the determination of adequacy to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. In addition, delays, including in the commencement of Part 2 of IMerge, could cause Janssen to discontinue the imetelstat development program and terminate the Collaboration Agreement.

For IMbark, although the JSC agreed that the protocol-specified primary analysis will begin by the end of the second quarter of 2018, the primary analysis may not occur on the timing that we expect, or at all, if any of the following occurs:

•

Janssen terminates IMbark based on preliminary or ongoing data assessments, safety concerns, feedback or requirements from the FDA or other regulatory authorities, or terminates the Collaboration Agreement;

•	the FDA or any other regulatory authority places a clinical hold on or suspends IMbark for any reason;
•	Janssen decides that further changes to the trial are necessary;
•	additional time is needed to obtain longer-term efficacy and safety data; or
•	sufficient efficacy and safety data are not available to assess overall survival.

Even if Janssen obtains longer-term efficacy and safety data for IMbark, Janssen or the FDA or any other regulatory authorities may determine that such data do not show an adequate improvement in survival to support further development and potential regulatory approval of imetelstat in relapsed or refractory MF patients, which we expect would result in a decision by Janssen to discontinue IMbark and the imetelstat program and terminate the Collaboration Agreement. Such termination would severely harm our business and business prospects, adversely affect the market price of our common stock and could cause us to cease operations. In addition, the time needed to obtain longer-term efficacy and safety data for IMbark, including sufficient data to assess overall survival, could significantly further delay the development of imetelstat in MF and in lower risk MDS, and the timing of a Continuation Decision, if any.

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

If our collaboration with Janssen is unsuccessful as a result of any of the above factors, or any other factors, then Janssen may terminate the Collaboration Agreement or cease its efforts to develop, manufacture or commercialize imetelstat, and we would not be eligible for any further payments from Janssen under the Collaboration Agreement, which would adversely impact our financial results, business and business prospects, the future of imetelstat, and the market price of our common stock and could cause us to cease operations.

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

Such adverse events and other safety issues, including deaths, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat, do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place the investigational new drug applications, or INDs, for imetelstat on clinical hold, as occurred in March 2014.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in IMbark and IMerge, including the expanded Part 1, additional or more severe toxicities or safety issues, including additional serious adverse events and dose limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, since IMbark and IMerge are ongoing studies in which additional data are being generated, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by Janssen, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by Janssen is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities;

•

patient recruitment and the ability to retain enrolled patients in current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population, such as the inability to assess overall survival in IMbark or the benefit-risk profile of imetelstat in the refined target patient population in Part 1 of IMerge; or

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

Success in early clinical trials may not be predictive or indicative of results in current clinical trials or potential future clinical trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary data, particularly as more patient data become available.*

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials.

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including a pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study, as well as the results of the past or future internal data reviews conducted by Janssen for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in IMbark or IMerge or the Pilot Study, or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from a Geron-sponsored Phase 2 trial of imetelstat in patients with ET, or the ET Trial, and the Pilot Study, and the results that have been obtained by Janssen in the internal data reviews conducted for IMbark and IMerge to date, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic effect of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. For example, the potential disease-modifying activity observed through molecular responses in the ET trial and partial or complete remissions observed in the Pilot Study may not be seen in current or future clinical trials of imetelstat. Since remaining patients in the treatment phase for IMbark, IMerge, including the expanded Part 1 of IMerge, continue to receive imetelstat, efficacy and safety data continue to be generated. Such additional and updated data may materially change the overall conclusions from the preliminary data reviewed or reported for IMbark or IMerge. In addition, such additional and updated efficacy and safety data may not support an adequate benefit-risk profile to justify continued treatment of patients enrolled in current clinical trials of imetelstat. Moreover, we have not presented specific data from IMbark or IMerge, apart from preliminary data from Part 1 of IMerge that was announced in November 2017 and presented at the American Society of Hematology, or ASH, annual meeting in December 2017, and have no plans to do so prior to a Continuation Decision from Janssen, at the earliest, particularly in light of the current focus on the assessment of overall survival in relapsed or refractory MF in IMbark. In this regard, we believe that without an adequate improvement in survival in relapsed or refractory MF in IMbark, with the determination of adequacy to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

From time-to-time, preliminary or interim data from current or prior clinical trials, such as IMbark, IMerge or the Pilot Study, or potential future clinical trials, may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the ASH annual meeting in December 2013, and updated by the investigator at the ASH annual meeting in December 2014, and preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015. In addition, preliminary data from Part 1 of IMerge was announced in November 2017 and presented at the ASH annual meeting in December 2017. Since such data are preliminary, the final data from any final analysis which may be conducted, or any future analyses of IMbark, IMerge or the Pilot Study, or potential future clinical trials of imetelstat, may be materially different. In addition, changes in study design, including changes in patient enrollment criteria and target patient population, such as the decision to expand enrollment in Part 1 of IMerge for patients in a refined target population, may cause data from later stage clinical trials to differ significantly from data obtained in earlier clinical trials. Preliminary or interim results from IMbark, IMerge or the Pilot Study reported by us, Janssen or by investigators in those trials may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

Material adverse differences in final data, compared to preliminary or interim data, from IMbark, IMerge or the Pilot Study, or potential future clinical trials of imetelstat, could result in a decision by Janssen to discontinue the imetelstat program, further delay its Continuation Decision, or terminate the Collaboration Agreement, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. Even if final safety and/or efficacy data from IMbark, IMerge or the Pilot Study or potential future clinical trials of imetelstat are positive, significant additional clinical testing will be necessary to advance the future development of imetelstat in hematologic myeloid malignancies, including MF or MDS.

Clinical development involves a lengthy and expensive process with uncertain outcomes. Current clinical trials of imetelstat being conducted by Janssen and potential future clinical trials of imetelstat may fail to demonstrate sufficient safety and efficacy of imetelstat to warrant further development of the drug, which could prevent or further delay regulatory approval and commercialization of imetelstat.

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

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Janssen may experience difficulties in patient enrollment or retention in IMbark and IMerge, including the expanded Part 1 of IMerge, or potential future clinical trials of imetelstat, for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

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

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of current or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat. For example, delays in or the inability to collect sufficient safety and efficacy data from the expanded Part 1 of IMerge will delay or potentially preclude an assessment of clinical benefit, if any, in the refined target patient population in Part 1. For IMbark, if the data necessary for the protocol-specified primary analysis are not available as a result of patient withdrawals from the trial, insufficient follow-up time, and/or inability to collect follow-up data on such patients, then Janssen will be unable to assess overall survival in IMbark. If Janssen is unable to assess overall survival in IMbark or believes there is not an adequate improvement in survival, we believe Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. However, Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Obtaining regulatory clearances and approvals to continue clinical development of, and in the future, to potentially market, imetelstat in the United States and other countries, is a costly and lengthy process, and we cannot predict whether or when regulatory authorities will permit additional imetelstat development or approve imetelstat for commercial sale.

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent Janssen or us, in collaboration with Janssen, from successfully conducting development efforts or from commercializing imetelstat. Delays in obtaining regulatory clearances and approvals or limitations in the scope of such clearances or approvals could:

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

As a result of these risks, Janssen may not perform as agreed or may default in its obligations to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities. Janssen also may fail to deliver the required quantities of imetelstat or other clinical trial materials on a timely basis, or at required or applicable quality standards. If Janssen were to terminate the Collaboration Agreement, and we chose to pursue imetelstat development on our own, we would be reliant upon Janssen for the manufacture and supply of adequate clinical quantities of imetelstat or other clinical trial materials, until such time as we could establish our own independent third-party manufacturers or suppliers, which might not be feasible for a significant period of time, and could significantly delay our ability to further develop imetelstat on our own. Any such failure by Janssen to supply imetelstat or other clinical trial materials for clinical trials and/or commercial activities, including to us in the event that the Collaboration Agreement was terminated, could delay current and/or potential future clinical trials and any applications for regulatory approval and therefore delay the payment of potential milestone payments to us, or, if approved for commercial sale, could impair Janssen’s ability to meet the market demand for imetelstat and therefore result in decreased sales for Janssen and reduced royalties for us which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited.*

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for preclinical and clinical activities, and commercialization. In addition, any decision by Janssen, to self-manufacture imetelstat, change third-party manufacturers or make changes to manufacturing processes, product vial size or packaging, or formulations for imetelstat, could result in manufacturing delays. Manufacturing delays could adversely impact the completion of current clinical trials, such as IMbark and IMerge, or the initiation of potential future clinical trials, which may cause Janssen to terminate the Collaboration Agreement or further delay the timing of any Continuation Decision that Janssen could provide to us, either of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

In addition, current third-party contractors and/or any other contractors utilized by Janssen may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 clinical trials and commercial production of imetelstat. These third-party contractors may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. To our knowledge, Janssen currently does not have any long-term commitments or commercial supply agreements with any of the third-party contractors for imetelstat. Changing manufacturers by Janssen may be prolonged and difficult due to inherent technical complexities and because the number of potential manufacturers is limited. It may be difficult or impossible for Janssen to find a replacement manufacturer on acceptable terms, or at all.

If Janssen were to make a negative Continuation Decision and if we were to choose to pursue imetelstat development on our own, we would need to rely on third-party contractors for the manufacture of imetelstat. Since Janssen is currently responsible for the manufacture and management of the supply of imetelstat, we currently have no arrangements with other third parties for the manufacture of imetelstat, which could substantially delay our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. In any event, we cannot assure that we would be able to obtain third party manufacturers for imetelstat on acceptable terms, or at all, if Janssen were to make a negative Continuation Decision and we were to choose to pursue imetelstat development on our own.

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

In addition, acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. We may encounter unexpected difficulties, or incur unexpected costs, in connection with transition activities and integration efforts, which include:

•	high acquisition costs;
•	the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;
•	the potential disruption of our historical business and our activities under the Collaboration Agreement;
•	the strain on, and need to expand, our existing operational, technical, financial and administrative infrastructure;
•	our lack of experience in late-stage product development and commercialization;
•	the difficulties in assimilating employees and corporate cultures, or employing personnel and managing facilities in multiple locations, including potentially outside of the U.S.;
•	the difficulties in hiring qualified personnel and establishing necessary development and/or commercialization capabilities;
•	the failure to retain key management and other personnel;
•	the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;
•	the need to write down assets or recognize impairment charges;
•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and
•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.

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

Pursuant to the Collaboration Agreement with Janssen, we have a U.S. Co-Promotion Option if we exercise our U.S. Opt-In Rights. Assuming Janssen makes an affirmative Continuation Decision and we exercise the U.S. Co-Promotion Option, we can elect to provide 20% of the U.S. imetelstat selling effort with Geron sales force personnel, in lieu of funding 20% of U.S. promotion costs upon regulatory approval and commercial launch of imetelstat in the United States. While the Collaboration Agreement includes the material terms of our U.S. Co-Promotion Option, we and Janssen mutually agreed to negotiate a separate agreement specifying detailed activities and responsibilities with respect to the marketing and co-promotion of imetelstat following our election to exercise our U.S. Co-Promotion Option. If Janssen makes an affirmative Continuation Decision, and we subsequently exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option, we will need to negotiate this separate agreement with Janssen and, as a result, Janssen may impose restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-promotion activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company, and there are risks involved with establishing our own sales force capabilities, including:

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including clinical trials that we may conduct on our own, under a Geron IDP or in collaboration with Janssen under the Collaboration Agreement. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

It is possible that additional suits will be filed, or allegations received from stockholders naming us and/or our officers and directors as defendants with respect to these same or other alleged matters. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of any additional lawsuits, and we may not prevail in such lawsuits. We have not established any reserve for any potential liability relating to any additional lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in any such lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, cash flow, results of operations and financial condition.

We may be subject to litigation, including securities-related litigation, if the results of our business and collaboration activities are not successful, and such litigation would be costly to defend or pursue and uncertain in its outcome.*

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.

On November 13, 2014, we announced that we had entered into the Collaboration Agreement with Janssen. We may face litigation arising from or related to the Collaboration Agreement or the transactions contemplated thereby, including the outcome of Janssen’s Continuation Decision or if we are unable to generate substantial value under the Collaboration Agreement with Janssen or such collaboration is otherwise unsuccessful. For example, as a result of possible disagreements with Janssen, we may become involved in litigation or arbitration, which would be time-consuming and expensive. Possible disagreements with Janssen could include disagreements regarding the development and/or commercialization of imetelstat, interpretation of the Collaboration Agreement and ownership of proprietary rights. In addition, in certain circumstances we may believe that a particular milestone under the Collaboration Agreement has been achieved, and Janssen may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which would adversely affect our financial condition and may require us to adjust our operating plans. While the Collaboration Agreement provides for a joint governance structure to oversee and manage worldwide regulatory, development, manufacturing and commercialization activities for imetelstat, Janssen generally will, subject to limited exceptions, have the deciding vote in the event of any disagreement. In any event, the joint governance structure contemplated by the Collaboration Agreement will be dissolved in the event that Janssen makes an affirmative Continuation Decision and we do not exercise our U.S. Opt-In Rights, which would preclude our ability to participate in any further decision-making for imetelstat. Reliance on a joint governance structure also subjects us to the risk that changes in key Janssen management personnel that are members of the various joint committees may materially and adversely affect the functioning of these committees, which could significantly delay or preclude imetelstat development and/or commercialization.

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

our stock price would decline significantly, and future litigation may result. In addition, allegations and statements have been made, and may again in the future be made, in lawsuits, blogs, articles, advertisements by law firms seeking plaintiffs, and other media related to the scope, nature and timing of our disclosures related to efficacy or safety data observed in current and potential future clinical trials of imetelstat, the duration and nature of follow-up of patients, or any other activities conducted by Janssen or us in current and potential future clinical trials of imetelstat, any of which could cause our stock price to decline significantly and subject us to litigation.

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

In addition, in June 2016, the electorate of the United Kingdom voted to exit the European Union, and in March 2017 the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. While the exit of the United Kingdom from the European Union is planned to be completed in 2020, the exact timing of the withdrawal and the resulting effect of withdrawal will not be known for some time, which could lead to a period of considerable uncertainty relating to our ability to obtain and maintain Supplementary Protection Certificates (SPCs) of our products based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom.

Depending on decisions by the U.S. federal courts, the U.S. Patent and Trademark Office, or the Patent Office, and similar authorities in foreign jurisdictions, the interpretation of laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents. Occurrence of these events and/or significant impairment of our imetelstat patent rights would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

Since we cannot be aware of all intellectual property rights potentially relating to imetelstat and its uses, we do not know with certainty that imetelstat, or the intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us or Janssen would likely be expensive to resolve, and the cost of any indemnification of Janssen or unblocking license that we could be required to obtain under the Collaboration Agreement is unpredictable and could be significant. If we or Janssen are unable to resolve an infringement claim successfully, we or Janssen could be subject to an injunction which would prevent us or Janssen from commercializing imetelstat, and could also require us or Janssen to pay substantial damages. In addition to infringement claims, in the future we or Janssen may also be subject to other claims relating to intellectual property, such as claims that we or Janssen have misappropriated the trade secrets of third parties. Provided that the development of imetelstat continues to progress, we expect to see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success therefore depends significantly on our and Janssen’s ability to operate without infringing patents and the proprietary rights of others.

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

Inventions discovered under research, material transfer or other such collaborative agreements, including our Collaboration Agreement with Janssen, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship and ownership of those inventions. These disputes could be costly and time-consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect our license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by us and/or Janssen. Publications by us or Janssen, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements or otherwise, may impair the ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business and could cause Janssen to terminate the Collaboration Agreement, which might cause us to cease operations.

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

Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our computer systems, and those of our collaborators and contractors, are potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

In addition, our data security and information technology systems, as well as those of our collaborators and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union, or EU, will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

•	harm to our reputation;
•	fines imposed on us by regulatory authorities;
•	additional compliance obligations under federal, state or foreign laws;
•	requirements for mandatory corrective action to be taken by us; and
•	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of March 31, 2018, our accumulated deficit was approximately $991.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We also expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by potential milestone payments or royalties from Janssen or by future financings. We will need to generate significant revenues to achieve consistent future profitability. We may not be able to generate these revenues under the Collaboration Agreement with Janssen through potential milestone payments or royalties, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.*

We may need additional capital resources in order to support the development and commercialization of imetelstat, especially if Janssen makes a negative Continuation Decision and we choose to develop imetelstat on our own, or if Janssen makes a positive Continuation Decision and we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•	whether Janssen discontinues development of imetelstat and/or terminates the Collaboration Agreement, and we choose to develop imetelstat on our own;
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

Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat on our own, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

Our ability to raise additional funds will be severely impaired in the event of:

•	further changes or delays in Janssen’s development plans for imetelstat;
•	imetelstat failing to meet the criteria determined by Janssen to support an affirmative Continuation Decision;
•

assuming an affirmative Continuation Decision, a failure or inability to show adequate safety or efficacy of imetelstat in potential future clinical trials, which may result in a decision by Janssen to delay or discontinue further development of imetelstat; or

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated; immediate deductions for certain new investments instead of deductions for depreciation expense over time; and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities which could adversely impact our financial position.

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between April 1, 2008 and March 31, 2018, our stock has traded as high as $9.24 per share and as low as $0.91 per share. Between April 1, 2015 and March 31, 2018, the price has ranged between a high of $6.68 per share and a low of $1.74 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

•	the experimental nature of imetelstat;
•	perception by our stockholders about the adequacy of potential payments we may receive under the Collaboration Agreement;
•	the demand in the market for our common stock;
•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborators, licensees, partners or our competitors;
•	fluctuations in our operating results;
•	our declining cash balance as a result of operating losses;
•	general market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	announcements concerning imetelstat proprietary rights;
•	comments by securities analysts or other third parties, including blogs, articles and other media;
•	large stockholders exiting their position in our common stock or an increase in the short interest in our common stock;
•	announcements of or developments concerning potential future litigation;
•	the issuance of common stock to partners, vendors or investors to raise additional capital or to acquire other oncology products, product candidates, programs or companies; and
•	the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

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

The sale of a substantial number of shares may adversely affect the market price of our common stock.*

As of April 30, 2018, we had 300,000,000 shares of common stock authorized for issuance and 173,080,653 shares of common stock outstanding. In addition, we had reserved 30,036,149 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of April 30, 2018. In addition, under the universal shelf registration statement filed by us in August 2015 and declared effective by the SEC in September 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million, of which $200 million remains as a result of the full use of the 2015 Sales Agreement with MLV in 2018.

Future sales of our common stock or the perception that such sales could occur or the issuance of common stock to satisfy our current or future cash payment obligations or to acquire technology, property, or other businesses, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

Many companies are developing alternative therapies to treat hematologic myeloid malignancies. For example, if approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, which is orally administered. In clinical trials, Jakafi® reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. Recently, there have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from Jakafi® treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma Corporation, or CTI Biopharma, and fedratinib by Impact Biomedicines, Inc., acquired by Celgene Corporation, or Celgene, which have reported results from Phase 3 clinical trials. Other investigational treatments for MF include inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc.; histone deacetylase inhibitors; interleukin-3 receptor targeted agents; inhibitors of heat shock protein 90; hypomethylating agents; PI3 Kinase and mTOR inhibitors; anti-fibrosis antibodies, such as PRM-151 from Promedior, Inc.; hedgehog and SMO inhibitors; PIM kinase inhibitors; IAP inhibitors; anti-LOX2 inhibitors; recombinant pentraxin 2 protein; KIP-1 activators; TGF-beta superfamily inhibitors, such as sotatercept and luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene; FLT inhibitors; and other tyrosine kinase inhibitors.

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

We cannot be sure that coverage and reimbursement will be available for imetelstat, if approved for commercial sale, and, if reimbursement is available, what the level of reimbursement will be. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which marketing approval is obtained. If coverage and reimbursement are not available or reimbursement is available only to limited levels, Janssen may not successfully commercialize imetelstat, even if marketing approval is obtained, which would negatively impact our business and business prospects.

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

While the Supreme Court upheld the constitutionality of most elements of the ACA in June 2012 and upheld the ACA against challenges to nationwide tax subsidies in July 2015, other judicial and Congressional challenges against the ACA have been brought, and are likely to be brought in the future. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. Therefore, we cannot assume that the ACA, as currently enacted or as amended in the future, or any legislation that may replace, or repeal other elements of the ACA, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

If we fail to comply with federal, state and foreign healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.*

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product of ours for which marketing approval is obtained. Such laws include:

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

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal civil False Claims Act and its qui tam or whistleblower provisions, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, transmission and breach reporting of individually identifiable health information, upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers, and healthcare entities, or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, including the GDPR, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which will be effective on May 25, 2018, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the United States, will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR will increase our responsibility and liability in relation to personal data that we process or control, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	Second Amendment to Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2018 *	10.1	8-K	February 2, 2018	000-20859
10.2	Non-Employee Director Compensation Policy, as amended January 31, 2018 *	10.31	10-K	March 16, 2018	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2018
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2018
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2018 and 2017 and (iii) Notes to Condensed Financial Statements

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

GERON CORPORATION

Date: May 10, 2018	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer