Form 10-Q
period 2018-06-30
GERON CORP
filed 2018-07-31
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 24, 2018:
Common Stock, $0.001 par value	183,622,026 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2018	2017
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,127	$16,335
Restricted cash	269	268
Marketable securities	141,800	78,351
Interest and other receivables	773	436
Prepaid assets	301	580
Total current assets	162,270	95,970
Noncurrent marketable securities	20,250	14,241
Property and equipment, net	71	102
Other assets	676	-
	$183,267	$110,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458	$503
Accrued compensation and benefits	1,531	3,385
Accrued collaboration charges	2,192	1,702
Other accrued liabilities	724	926
Total current liabilities	4,905	6,516
Commitments and contingencies
Stockholders' equity:
Common stock	183	160
Additional paid-in capital	1,176,823	1,089,684
Accumulated deficit	(998,567)	(985,840)
Accumulated other comprehensive loss	(77)	(207)
Total stockholders' equity	178,362	103,797
	$183,267	$110,313

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Revenues:
License fees and royalties	$208	$174	$526	$711

Operating expenses:
Research and development	3,204	2,499	5,644	5,873
General and administrative	4,246	4,406	9,561	9,063
Total operating expenses	7,450	6,905	15,205	14,936
Loss from operations	(7,242)	(6,731)	(14,679)	(14,225)
Interest and other income	717	346	1,111	678
Change in fair value of equity investment	(350)	-	(475)	-
Other expense	(59)	(20)	(77)	(41)
Net loss	$(6,934)	$(6,405)	$(14,120)	$(13,588)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.09)

Shares used in computing basic and diluted net loss per share	174,475,244	159,182,367	167,538,530	159,171,959

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Net loss	$(6,934)	$(6,405)	$(14,120)	$(13,588)
Net unrealized gain (loss) on marketable securities	254	(8)	130	(26)
Comprehensive loss	$(6,680)	$(6,413)	$(13,990)	$(13,614)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,120)	$(13,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	38
Loss on retirement of property and equipment	-	5
Accretion and amortization on investments, net	(111)	144
Change in fair value of equity investment, including foreign currency translation	513	-
Stock-based compensation for services by non-employees	120	115
Stock-based compensation for employees and directors	3,159	4,058
Amortization related to 401(k) contributions	10	32
Changes in assets and liabilities:
Current assets	146	(5,954)
Current liabilities	(1,611)	3,405
Net cash used in operating activities	(11,863)	(11,745)

Cash flows from investing activities:
Purchases of marketable securities	(107,067)	(60,436)
Proceeds from maturities of marketable securities	37,850	65,940
Net cash (used in) provided by investing activities	(69,217)	5,504

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	83,873	37
Net cash provided by financing activities	83,873	37
Net increase (decrease) in cash, cash equivalents and restricted cash	2,793	(6,204)
Cash, cash equivalents and restricted cash at the beginning of the period	16,603	13,078
Cash, cash equivalents and restricted cash at the end of the period	$19,396	$6,874

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2017 has been derived from audited financial statements at that date.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential common shares outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2018 and 2017, the diluted net loss per share calculation excludes potential common shares of 26,306,263 and 23,044,422, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2018 and 2017. See Note 2 on Fair Value Measurements.

Equity Investments

With the adoption of ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, beginning January 1, 2018, we measure our equity securities at fair value at each reporting period. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense in our condensed statements of operations. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 on Summary of Significant Accounting Policies for additional information on the adoption of ASU 2016-01.

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

A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Significant management judgment is required to determine the level of effort required and the period over which completion of the performance obligations is expected under an agreement. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

We allocate the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions, judgments and estimates: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Licenses of Intellectual Property. If we determine the license to intellectual property is distinct from the other performance obligations identified in the agreement and the licensee can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the licensee. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting period, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaborations. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, preclinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost sharing arrangements with collaboration partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements.

For the clinical development activities being conducted by Janssen under the Collaboration Agreement, we monitor patient enrollment levels and related activities to the extent possible through discussions with Janssen personnel and base our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2018 and 2017 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$266	$250	$421	$541
General and administrative	1,279	1,825	2,738	3,517
Stock-based compensation expense included in operating expenses	$1,545	$2,075	$3,159	$4,058

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

We grant options with service-based vesting under our equity plans to employees, non-employee directors and consultants. The vesting period for employee options is generally four years. The fair value of options granted during the six months ended June 30, 2018 and 2017 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Dividend yield	0%	0%
Expected volatility range	0.821 to 0.832	0.884 to 0.892
Risk-free interest rate range	2.55% to 2.94%	1.98% to 1.99%
Expected term	5.25 yrs	5.5 yrs

 Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2018 and 2017 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

JUNE 30, 2018

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

In January 2016, the FASB issued ASU 2016-01 which requires equity investments to be measured at fair value with changes in fair value recognized in the statements of operations. To further clarify ASU 2016-01, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2018-03, in February 2018. ASU 2018-03 requires application of a prospective transition approach only for those equity investments for which the new measurement alternative is being applied. We adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018 using the modified retrospective transition method and recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and other assets for the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna. In accordance with ASU 2016-01, we remeasured the fair value of our equity investment in Sienna at each reporting date in 2018 and included the change in fair value resulting from observable price changes in change in fair value of equity investment and the change in fair value resulting from foreign currency translation in other expense in our condensed statements of operations. See Note 2 on Fair Value Measurements for additional information on our equity investment in Sienna.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

New Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all lease arrangements with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Certain quantitative and qualitative disclosures about leasing arrangements also are required. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt ASU 2016-02 on January 1, 2019 using a modified retrospective approach. In evaluating the impact of adopting the new lease guidance, we have determined that our current operating lease for our office space will require us to record an asset and an obligation for the arrangement upon adoption of ASU 2016-02. We are also evaluating other facilities and equipment service contracts to determine whether there are any embedded lease arrangements requiring recognition of an asset and an obligation.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations. There are no new disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period for which financial statements have not been issued. We are currently evaluating the impact that the adoption of ASU 2018-07 will have on our financial statements and plan to adopt ASU 2018-07 on January 1, 2019.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2018 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,450	$-	$-	$11,450
Commercial paper	5,689	1	(1)	5,689
	$17,139	$1	$(1)	$17,139
Restricted cash:
Certificate of deposit	$269	$-	$-	$269
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$10,000	$-	$(10)	$9,990
Commercial paper (due in less than one year)	56,917	181	(4)	57,094
Corporate notes (due in less than one year)	74,930	-	(214)	74,716
Corporate notes (due in one to two years)	20,280	-	(30)	20,250
	$162,127	$181	$(258)	$162,050

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$11,030	$-	$-	$11,030
Commercial paper	2,242	-	-	2,242
Corporate notes	1,750	-	(1)	1,749
	$15,022	$-	$(1)	$15,021
Restricted cash:
Certificate of deposit	$268	$-	$-	$268
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$12,500	$-	$(40)	$12,460
Commercial paper (due in less than one year)	10,928	4	(1)	10,931
Corporate notes (due in less than one year)	55,067	-	(107)	54,960
Corporate notes (due in one to two years)	14,303	-	(62)	14,241
	$92,798	$4	$(210)	$92,592

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2018 and December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2018:
Government-sponsored enterprise securities (due in less than one year)	$-	$-	$9,990	$(10)	$9,990	$(10)
Commercial paper (due in less than one year)	10,639	(5)	-	-	10,639	(5)
Corporate notes (due in less than one year)	62,975	(184)	10,241	(30)	73,216	(214)
Corporate notes (due in one to two years)	20,250	(30)	-	-	20,250	(30)
	$93,864	$(219)	$20,231	$(40)	$114,095	$(259)
As of December 31, 2017:
Government-sponsored enterprise securities (due in less than one year)	$-	$-	$12,460	$(40)	$12,460	$(40)
Commercial paper (due in less than one year)	7,717	(1)	-	-	7,717	(1)
Corporate notes (due in less than one year)	55,210	(106)	1,499	(2)	56,709	(108)
Corporate notes (due in one to two years)	14,241	(62)	-	-	14,241	(62)
	$77,168	$(169)	$13,959	$(42)	$91,127	$(211)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2018 and December 31, 2017 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of June 30, 2018 and December 31, 2017 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2018:
Money market funds(1)	$11,450	$-	$-	$11,450
Government-sponsored enterprise securities(2)	-	9,990	-	9,990
Commercial paper(1)(2)	-	62,783	-	62,783
Corporate notes(2)(3)	-	94,966	-	94,966
Equity investment(4)	-	676	-	676
Total	$11,450	$168,415	$-	$179,865
As of December 31, 2017:
Money market funds(1)	$11,030	$-	$-	$11,030
Government-sponsored enterprise securities(2)	-	12,460	-	12,460
Commercial paper(1)(2)	-	13,173	-	13,173
Corporate notes(1)(2)(3)	-	70,950	-	70,950
Total	$11,030	$96,583	$-	$107,613

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 on Fair Value Measurements for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna in connection with a license we granted to them for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. The shares were recorded at a zero cost basis upon receipt under the cost method of accounting. On August 3, 2017, Sienna became a publicly traded company on the Australian Securities Exchange Limited, or ASX, under the ticker symbol SDX. In connection with Sienna’s initial public offering under Australian securities regulations, we signed a restriction agreement with Sienna which subjects our shares in Sienna to a 24-month trading restriction from the effective date of Sienna’s listing on the ASX. Due to this trading restriction, under the cost method of accounting, we maintained a zero cost basis for our shares in Sienna as of December 31, 2017. With the adoption of ASU 2016-01 and ASU 2018-03, as described in Note 1 on Summary of Significant Accounting Policies, our equity investment in Sienna must be reported at fair value and therefore, we recorded a cumulative-effect adjustment of $1,189,000 on our condensed balance sheet for the fair value of our shares in Sienna, as measured using the closing stock price reported on the ASX and converted to U.S. dollars as of January 1, 2018. As of June 30, 2018, the fair value of our shares in Sienna was $676,000.  In accordance with ASU 2016-01, we remeasured the fair value of our shares in Sienna at each reporting date in 2018 and recognized the resulting change in fair value of $388,000 and $513,000, respectively, for the three and six months ended June 30, 2018, both of which include a loss of $38,000 related to foreign currency translation.

3. COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

malignancies. Upon the effectiveness of the Collaboration Agreement in December 2014, we received $35,000,000 from Janssen as an upfront payment.

Under the Collaboration Agreement, Janssen is wholly responsible for the development, manufacturing, seeking regulatory approval for and commercialization of, imetelstat worldwide. Janssen is currently conducting two clinical trials of imetelstat: a Phase 2 trial in myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in myelodysplastic syndromes, referred to as IMerge. Development costs for IMbark and IMerge are being shared between us and Janssen on a 50/50 basis. Additionally, under the terms of the Collaboration Agreement, we remain responsible for prosecuting, at Janssen’s direction, the patents licensed to Janssen at the time we entered into the Collaboration Agreement, with costs shared between us and Janssen on a 50/50 basis. The cost sharing arrangement with Janssen began in January 2015. As of June 30, 2018, accrued collaboration charges of $2,192,000 on our condensed balance sheet represent the net amount owed to Janssen for our proportionate share of development costs incurred by Janssen under the Collaboration Agreement for the three months ended June 30, 2018.

Following completion of the protocol-specified primary analysis of IMbark by Janssen, if completed, we expect Janssen to notify us of their decision, or a Continuation Decision, as to whether they elect to maintain the license rights granted to them under the Collaboration Agreement and continue to advance the development of imetelstat in any indication. The protocol-specified primary analysis of IMbark, which includes an assessment of overall survival, was initiated by Janssen in the second quarter of 2018 with a clinical cut-off date of April 26, 2018. We expect Janssen to inform us of its decision by the end of the third quarter of 2018.

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

After an affirmative Continuation Decision by Janssen, if any, the Collaboration Agreement would remain in effect until the expiration of the last-to-expire patent or the royalty obligations on sales of imetelstat cease, unless terminated earlier. If Janssen does not effect an affirmative Continuation Decision, then the Collaboration Agreement would terminate and all rights to the imetelstat program would revert to us. Janssen may terminate the Collaboration Agreement at any time for convenience or due to a safety-related concern. If a notice of termination from Janssen occurs, we would be entitled to certain continued operational support and cost sharing under various circumstances and all rights to the imetelstat program would revert to us.

We have determined that each of the additional potential milestone payments to us under the Collaboration Agreement, including: (i) the Continuation Fee at the time of an affirmative Continuation Decision, if any, (ii) the Full U.S. Rights Fee, if we do not exercise the U.S. Opt-In Rights and (iii) payments based on the achievement of certain development or regulatory milestones, represent fully constrained variable consideration under Topic 606 as achievement of these milestones has not been deemed probable as of June 30, 2018. Royalties on future product sales of imetelstat, if successfully commercialized under the Collaboration Agreement, and any sales-based milestone payments will be recognized as revenue at the later of (a) when the related sales occur, or

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

(b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied) in accordance with Topic 606.

4. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreements

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. During the six months ended June 30, 2018, we completed the sale of the remaining common stock subject to the 2015 Sales Agreement and issued an aggregate of 13,195,106 shares of our common stock, resulting in net cash proceeds to us of approximately $47,651,000 after deducting sales commissions and offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement.

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We pay B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. During the three months ended June 30, 2018, we sold an aggregate of 9,447,026 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $36,208,000 after deducting sales commissions and offering expenses payable by us. The 2018 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2018 Sales Agreement and (b) May 18, 2021.

2018 Equity Incentive Plan

On May 15, 2018, our stockholders approved the adoption of the 2018 Equity Incentive Plan, or 2018 Plan, as the successor to our 2011 Incentive Award Plan, or 2011 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Eligible participants under the 2018 Plan include our employees, consultants and directors. The number of shares reserved for issuance under the 2018 Plan (subject to adjustment for certain changes in capitalization) is equal to the sum of (i) the unallocated shares of common stock remaining available for grant under the 2011 Plan as of May 15, 2018, (ii) 10,000,000 newly reserved shares of common stock and (iii) the number of shares subject to awards granted under the Amended and Restated 2002 Equity Incentive Plan, or 2002 Plan, and the 2011 Plan as such shares become available from time to time, referred to as the Prior Plans’ Returning Shares. Such Prior Plans’ Returning Shares become available for issuance under the 2018 Plan if outstanding stock awards granted under the 2002 Plan and the 2011 Plan, after May 15, 2018, expire or terminate for any reason prior to exercise or settlement or are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or, subject to certain exceptions, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. As a result of the approval of the 2018 Plan, no additional awards may be granted from the 2011 Plan.

5. SUBSEQUENT EVENTS

2018 Sales Agreement

In July 2018, we sold an aggregate of 636,053 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $2,167,000 after deducting sales commissions and estimated offering expenses payable by us. For further discussion of the 2018 Sales Agreement, see Note 4 on Stockholders’ Equity.

2011 Incentive Award Plan

In July 2018, outstanding stock options to purchase 438,902 shares of our common stock with a weighted average exercise price of $1.71 per share under the 2011 Plan were exercised resulting in cash proceeds to us of approximately $749,000.

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

Janssen is currently conducting two clinical trials of imetelstat: IMbark, a Phase 2 trial in MF, in which the first patient was dosed in September 2015 and the last patient was enrolled in October 2016; and IMerge, a Phase 2/3 trial in MDS, in which the first patient was dosed in January 2016. We contribute 50% of the development costs for these trials, which Janssen is solely conducting. In the second quarter of 2018, Janssen informed us that no patients remain on study or in follow-up in the pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study.

IMbark was originally designed as a Phase 2 clinical trial to evaluate two dose levels of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered every three weeks) in approximately 200 patients with Intermediate-2 or High risk MF who have relapsed after, or are refractory to prior treatment with a janus kinase, or JAK, inhibitor. The co-primary efficacy endpoints for the trial are spleen response rate, defined as the proportion of patients who achieve a >35% reduction in spleen volume assessed by imaging, and symptom response rate, defined as the proportion of patients who achieve a >50% reduction in Total Symptom Score, at 24 weeks. Key secondary endpoints include safety and overall survival. We expect an assessment of overall survival of this specifically defined relapsed and refractory MF patient population to provide important information for the imetelstat program, including for any potential future clinical trials, and that without an adequate improvement in survival in relapsed or refractory MF in IMbark and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement.

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

In the March 2018 internal data review of IMbark, which used a January 2018 data cut-off date, the JSC determined to officially close the trial to new patient enrollment, as the over 100 patients enrolled in IMbark to date is expected to be adequate for Janssen to assess overall survival. The JSC also concluded that as of the January 2018 data cut-off date, with a median follow up of approximately 19 months, median overall survival had not been reached in either dosing arm.

In March 2018, Janssen amended the IMbark protocol to establish an extension phase of the trial to enable patients remaining in the treatment phase to continue to receive imetelstat treatment, per investigator discretion. For patients in the extension phase, whether they continue to receive imetelstat or are in follow-up, standard data collection will consist primarily of serious adverse event information, as defined by the protocol, and such patients will continue to be followed for survival.

In the second quarter of 2018, Janssen initiated a protocol-specified primary analysis of IMbark, which includes an assessment of overall survival, using a clinical cut-off date of April 26, 2018. Following completion of the primary analysis, Janssen must notify us of its decision, or the Continuation Decision, whether to: (i) maintain the license rights granted under the Collaboration Agreement and continue the development of imetelstat or (ii) discontinue the development of imetelstat and terminate the Collaboration Agreement. We expect Janssen to inform us of its decision by the end of the third quarter of 2018.

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

For IMerge, Janssen completed internal data reviews in September 2016 and April 2017. In addition, preliminary data from Part 1 of IMerge recently were presented at the European Hematology Association, or EHA, Annual Congress, in June 2018. These data showed that among the 32 red blood cell transfusion-dependent MDS patients enrolled in Part 1of the trial, a subset of 13 patients who had not received prior treatment with either a hypomethylating agent or lenalidomide and did not have a deletion 5q chromosomal abnormality, who are frequently identified as “non-del(5q)” patients, exhibited an increased rate and durability of transfusion independence compared to the overall trial population. Approximately half of the 13-patient subset population achieved ≥8-week RBC-TI after treatment with imetelstat, and almost one-third of the subset population achieved ≥24-week RBC-TI. The safety profile in Part 1 was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most frequently reported adverse events were cytopenias, which were predictable, manageable and reversible, in most cases, including Grade 3 and 4, or severe, neutropenia and thrombocytopenia. In addition, reported adverse events did not differ significantly between the overall trial population and the 13-patient subset. Based on the preliminary data from this 13-patient subset, Janssen expanded new patient enrollment in Part 1 of IMerge and enrolled 25 additional patients to increase the experience and confirm the benefit-risk profile of imetelstat in this refined target patient population. In November 2017, the first patient was dosed in the expanded Part 1 of IMerge and enrollment was completed in February 2018.

Janssen has not committed to begin Part 2 of IMerge. We believe Janssen will initiate Part 2 only following an affirmative Continuation Decision, if any.

Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time, such as, before the completion of the IMbark primary analysis, and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. We anticipate the totality of imetelstat program information to inform Janssen’s decision, including the results of the primary analysis for IMbark and the data from additional patients enrolled in the expanded Part 1 of IMerge. However, we believe that without an adequate improvement in survival in relapsed or refractory MF and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement.

Financial Overview

We had approximately $181.4 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities as of June 30, 2018. To grow and diversify our business, we plan to continue our business development efforts to identify, and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness or seek equity capital, or both. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2018, we had an accumulated deficit of $998.6 million. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on whether Janssen continues to develop and advance imetelstat and the clinical and commercial success of imetelstat, which would result in potential future revenues to us in the form of milestone payments and royalties under the Collaboration Agreement, and whether we in-license or acquire other oncology products, product candidates, programs or companies in order to grow and diversify our business. There can be no assurance that we will receive any milestone payments or royalties from Janssen in the future, or at all. In addition, if Janssen does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, including with respect to obtaining sufficient efficacy and safety data from the additional patients enrolled in Part 1 of IMerge, obtaining sufficient efficacy and safety data from IMbark to enable an assessment of overall survival, and/or completing the protocol-specified primary analysis for IMbark, the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat could be delayed or terminated, and it could become necessary for us to assume responsibility for the clinical development, manufacturing, regulatory approval and/or commercialization of imetelstat on our own and at our own expense. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries, and we do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of the new accounting pronouncements on January 1, 2018 as described below.

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

In determining the appropriate amount and timing of revenue to be recognized under Topic 606, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. Significant management judgment is required to determine the level of effort required and the period over which completion of the performance obligations is expected under an agreement. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

We allocate the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions, judgments and estimates: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

Our revenues primarily consist of collaboration revenue and license fees and royalties. Collaboration revenue primarily represents amounts earned under the Collaboration Agreement with Janssen for the imetelstat program. License fees and royalty revenue primarily represents amounts earned under agreements that out-license our technology to various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, annual license maintenance fees, cost sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. Non-refundable upfront fees, annual license maintenance fees and funding of research and development activities are considered fixed, while milestone payments and royalties are identified as variable consideration.

Licenses of Intellectual Property. If we determine the license to intellectual property is distinct from the other performance obligations identified in the agreement and the licensee can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the licensee. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting period, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

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

Equity Investment

We adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, on January 1, 2018. Under ASU 2016-1, equity securities are measured at fair value at each reporting period. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense in our condensed statements of operations. Upon the adoption of ASU 2016-01, we recognized a cumulative-effect adjustment to our opening balance of accumulated deficit and other assets for the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna. In accordance with ASU 2016-01, we remeasured the fair value of our shares in Sienna at each reporting date in 2018 and recognized the resulting change in fair value in our condensed statements of operations for the three and six months ended June 30, 2018. The fair value of our equity investment in Sienna is subject to volatility and could adversely affect our future operating results. See Note 2 on Fair Value Measurements for additional information on our equity investment in Sienna.

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based primarily upon the continuation of the collaboration with Janssen and the related progress, if any, of the development and commercialization of the imetelstat program and whether we are able to acquire and/or in-license other oncology products, product candidates, programs or companies in order to grow and diversify our business. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. However, we expect to incur operating losses in the future as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, and our operating losses may increase in size. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, our dependence on Janssen for the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of preclinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, the possibility that Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population, both to be assessed by Janssen in its sole discretion, our need for future capital, enforcement of our patent and proprietary rights, reliance upon our collaborators, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we are wholly dependent on Janssen to conduct preclinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive royalties based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $92,000 and $340,000 for the three and six months ended June 30, 2018, respectively, compared to $58,000 and $467,000 for the same periods in 2017 related to our various agreements. The decrease in license fee revenues for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects a reduction in the number of active license agreements in 2018 for research licenses related to our human telomerase reverse transcriptase, of hTERT, technology. We recognized royalty revenues of $116,000 and $186,000 for the three and six months ended June 30, 2018, respectively, compared to $116,000 and $244,000 for the same periods in 2017. The decrease in royalty revenues for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects overall lower product sales by our licensees and a change in the method that revenue is being recognized for royalties upon the adoption of Topic 606 as of January 1, 2018. Under Topic 606, we estimate sales-based royalties earned on product sales by our licensees in each reporting period and accrue the associated royalty amount. In prior periods, revenue from royalties was being recognized when payments were received from our licensees.

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

Research and Development Expenses

During the three and six months ended June 30, 2018 and 2017, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three and six months ended June 30, 2018 and 2017, direct external expenses primarily consisted of our proportionate share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $3.2 million and $5.6 million for the three and six months ended June 30, 2018, respectively, compared to $2.5 million and $5.9 million for the same periods in 2017. The increase in research and development expenses for the three months ended June 30, 2018 compared to the same period in 2017 primarily reflects higher direct external costs for our proportionate share of clinical development expenses under the collaboration with Janssen and increased consulting expenses. The decrease in research and development expenses for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects lower direct external costs for our proportionate share of clinical development expenses under the collaboration with Janssen and reduced personnel related expenses due to lower stock-based compensation expense.

Research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Direct external expenses	$2,444	$1,835	$4,331	$4,421
Personnel related expenses	623	535	1,037	1,143
All other expenses	137	129	276	309
Total research and development expenses	$3,204	$2,499	$5,644	$5,873

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

General and Administrative Expenses

General and administrative expenses were $4.2 million and $9.6 million for the three and six months ended June 30, 2018, respectively, compared to $4.4 million and $9.1 million for the same periods in 2017. The decrease in general and administrative expenses for the three months ended June 30, 2018 compared to the same period in 2017 primarily reflects the net result of reduced personnel related expenses due to lower stock-based compensation expense, partially offset by higher legal and consulting expenses. The increase in general and administrative expenses for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects the net result of higher legal and consulting expenses partially offset by reduced personnel related expenses due to lower stock-based compensation expense. We expect general and administrative expenses to remain consistent during the remainder of 2018.

Interest and Other Income

Interest and other income was $717,000 and $1.1 million for the three and six months ended June 30, 2018, respectively, compared to $346,000 and $678,000 for the same periods in 2017. The increase in interest and other income for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily reflects higher yields on our marketable securities portfolio and the increase in the size of our marketable securities portfolio in 2018 resulting from the receipt of net cash proceeds from issuances of common stock pursuant to our At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, and our At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, as noted above, we remeasure the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three and six months ended June 30, 2018, the change in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $350,000 and $475,000, respectively. No comparable amounts were incurred for the same periods in 2017. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility that could adversely affect our future operating results.

Other Expense

Other expense was $59,000 and $77,000 for the three and six months ended June 30, 2018, respectively, compared to $20,000 and $41,000 for the same periods in 2017. Other expense reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three and six months ended June 30, 2018 includes a loss of $38,000 related to foreign currency translation for our equity investment in Sienna. No comparable amounts were incurred for the same periods in 2017. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $181.4 million, compared to $109.2 million at December 31, 2017. The net increase in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the six months ended June 30, 2018 was the net result of the receipt of net cash proceeds of approximately $83.9 million from sales of our common stock under the 2015 Sales Agreement and the 2018 Sales Agreement, partially offset by cash being used for operations. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we expect to experience negative cash flow for the foreseeable future if either the development of imetelstat continues in collaboration with Janssen or if Janssen discontinues development of imetelstat and terminates the Collaboration Agreement, and we choose to develop imetelstat on our own. In addition, we may use our available capital resources sooner than we anticipate. For example, in order to grow and diversify our business, and if Janssen makes an affirmative Continuation Decision, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

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

In August 2015, we entered into the 2015 Sales Agreement with MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50 million. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. During the six months ended June 30, 2018, we sold an aggregate of 13,195,106 shares of our common stock under the 2015 Sales Agreement, resulting in net cash proceeds to us of approximately $47.7 million after deducting sales commissions and offering expenses payable by us. Under the 2015 Sales Agreement, we sold a cumulative total of 13,809,336 shares of our common stock resulting in net cash proceeds to us of approximately $48.7 million after deducting sales commissions and offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement.

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. From May 2018 through July 2018, we sold an aggregate of 10,083,079 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $38.4 million after deducting sales commissions and offering expenses payable by us. As of July 31, 2018, approximately $60.5 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021.

We expect the net cash proceeds received from sales of our common stock pursuant to the 2015 Sales Agreement and the 2018 Sales Agreement to provide additional capital structure flexibility to potentially support: (i) the future development of imetelstat in collaboration with Janssen, if Janssen makes an affirmative Continuation Decision, including potentially conducting one or more independent development plans, or IDPs, under the Collaboration Agreement; (ii) the further development of imetelstat by Geron in the event the collaboration with Janssen does not continue, and we elect to continue development of imetelstat; or (iii) if Janssen makes an affirmative Continuation Decision, prospective in-licenses or acquisitions of other oncology products, programs or companies to diversify our business. The amounts and timing of our use of the net cash proceeds will depend on a number of factors, such as the timing and progress of the imetelstat development program under the Collaboration Agreement with Janssen or on our own, the timing and progress of any potential acquisition or in-licensing efforts and the availability and cost of other capital.

We may need additional capital resources in order to support the development and commercialization of imetelstat, especially if Janssen makes a negative Continuation Decision, and we choose to develop imetelstat on our own, or if Janssen makes an affirmative Continuation Decision and we elect to exercise our U.S. Opt-In Rights under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen, and potential future sales of our common stock, including pursuant to the 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

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

In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If our existing capital resources, future interest income, and potential milestone payments and royalties under the Collaboration Agreement with Janssen are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations. Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we choose to continue the development of imetelstat on our own, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to the 2018 Sales Agreement with B. Riley FBR, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

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

Moreover, in order to grow and diversify our business, and if Janssen makes an affirmative Continuation Decision, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek additional equity capital beyond what is available to us under the 2018 Sales Agreement with B. Riley FBR, or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2018 and 2017 was $11.9 million and $11.7 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects the net result of higher payments for business development expenses, partially offset by lower payments to Janssen in 2018 under the cost sharing arrangement for imetelstat clinical development.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 was $69.2 million. Net cash provided by investing activities for the six months ended June 30, 2017 was $5.5 million. The increase in net cash used in investing activities in 2018 compared to 2017 primarily reflects a higher rate of purchases than maturities of marketable securities in 2018 resulting from the investment of net cash proceeds from the sales of our common stock pursuant to the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $83.9 million and $37,000, respectively. The increase in net cash provided by financing activities in 2018 compared to 2017 primarily reflects the receipt of net cash proceeds from the sales of our common stock under the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR in the first half of 2018. See Note 4 on Stockholders’ Equity for additional information about the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR.

Contractual Obligations

During the six months ended June 30, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

RISKS RELATED TO OUR COLLABORATION WITH JANSSEN

We have outlicensed our sole product candidate, imetelstat, to Janssen. If Janssen discontinues the imetelstat program and/or terminates the Collaboration Agreement, our business and business prospects would be severely harmed, we might cease operations, the development and/or commercialization of imetelstat would be terminated or substantially delayed, and the market price of our common stock would be adversely affected.*

Janssen may terminate the Collaboration Agreement at any time at its sole discretion. If imetelstat fails to meet criteria determined by Janssen to support an affirmative Continuation Decision, or for any other reason, Janssen may discontinue the imetelstat program and terminate the Collaboration Agreement. In this regard, we believe that without an adequate improvement in survival in relapsed or refractory MF in IMbark and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement.

In addition, Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. In this regard, we anticipate the totality of imetelstat program information to inform Janssen’s decision, including the results of the protocol-specified primary analysis for IMbark and the data from the additional patients enrolled in the expanded Part 1 of IMerge. However, we nonetheless believe that without an adequate improvement in survival in relapsed or refractory MF and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Any discontinuation of the imetelstat program or termination of the Collaboration Agreement by Janssen at any time would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations, and the market price of our common stock would be adversely affected.

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

•

if we were to choose to pursue imetelstat development on our own, we would need to hire additional qualified employees and secure multiple third-party vendors and service providers to support the development and commercialization of imetelstat, which may take significant amounts of time, may not be feasible, and would increase our need for additional funding; and

•

if we were to choose to pursue imetelstat development on our own, we would need to work collaboratively with Janssen to transfer the imetelstat program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible, in which case the development of imetelstat would likely be significantly delayed or terminated.

If Janssen does not provide an affirmative Continuation Decision in a timely manner, or at all, our business and business prospects would be severely harmed, the market price of our common stock would be adversely affected and we might cease operations.*

Under the terms of the Collaboration Agreement, Janssen is not obligated to make any additional payments to us until it makes an affirmative Continuation Decision. In the second quarter of 2018, Janssen initiated the protocol-specified primary analysis for IMbark. As such, we expect the Continuation Decision to occur by the end of the third quarter of 2018. However, the timing of the Continuation Decision may be delayed, for example, if Janssen requests, and we agree to allow Janssen, additional time to make its Continuation Decision. The completion of the protocol-specified primary analysis for IMbark may be delayed or may not occur at all, if, for example, the trial is placed on clinical hold or suspended by a regulatory authority or if Janssen terminates the trial due to a safety concern or determines that sufficient efficacy and safety data are unavailable to assess overall survival, which would further delay the timing of any Continuation Decision or result in a negative Continuation Decision. Delays in the timing of the Continuation Decision or a negative Continuation Decision from Janssen could increase our development costs and would impair our ability to earn revenues from milestone payments or royalties under the Collaboration Agreement, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If there are further delays in IMerge or IMbark, Janssen may decide to cease the development of imetelstat and terminate the Collaboration Agreement, and our business and business prospects would be severely harmed.*

The expansion of enrollment in Part 1 of IMerge has prolonged the development of imetelstat in lower risk MDS, and Janssen could decide not to proceed with Part 2 of IMerge. Janssen has made no commitment to commence Part 2 of IMerge. Even if Janssen obtains additional data from the additional patients enrolled in the expanded Part 1 of IMerge, such data may not support the development of imetelstat in the refined target patient population for Part 2 of IMerge. In any event, we believe Janssen will initiate Part 2 only following an affirmative Continuation Decision, if any. Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time, such as, during the IMbark primary analysis, and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population. We anticipate the totality of imetelstat program information to inform Janssen’s decision, including the results of the primary analysis for IMbark and the data from the additional patients enrolled in the expanded

Part 1 of IMerge. However, we believe that without an adequate improvement in survival in relapsed or refractory MF and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. In addition, delays, including in the commencement of Part 2 of IMerge, could cause Janssen to discontinue the imetelstat development program and terminate the Collaboration Agreement.

For IMbark, although Janssen initiated the protocol-specified primary analysis in the second quarter of 2018, the completion of the primary analysis may not occur on the timing that we expect, or at all, if any of the following occurs:

•	Janssen terminates IMbark based on safety concerns, feedback or requirements from the FDA or other regulatory authorities, or terminates the Collaboration Agreement;
•	the FDA or any other regulatory authority places a clinical hold on or suspends IMbark for any reason;
•	Janssen decides that further changes to the trial are necessary;
•	additional time is needed to obtain longer-term efficacy and safety data; or
•	sufficient efficacy and safety data are not available to assess overall survival.

Even if Janssen obtains sufficient longer-term efficacy and safety data for IMbark, Janssen or the FDA or any other regulatory authorities may determine that such data do not show an adequate improvement in survival to support further development and potential regulatory approval of imetelstat in relapsed or refractory MF patients, which we expect would result in a decision by Janssen to discontinue IMbark and the imetelstat program and terminate the Collaboration Agreement. Such a termination would severely harm our business and business prospects, adversely affect the market price of our common stock and could cause us to cease operations. In addition, the time needed to obtain sufficient data to assess overall survival, could significantly further delay the development of imetelstat in MF and in lower risk MDS, and the timing of a Continuation Decision, if any.

If our collaboration with Janssen is not successful, our business and business prospects would be severely harmed.*

Our collaboration with Janssen may be unsuccessful due to many factors, including the following:

•

the development of imetelstat could be further delayed, perhaps substantially, depending on: the time needed to collect sufficient efficacy and safety data from the expanded Part 1 of IMerge to assess the clinical benefit, if any, of imetelstat in the refined target patient population of Part 1; the time needed to obtain sufficient data to assess overall survival in IMbark; and any feedback or other actions relating to past and potential future information requests from the FDA or other regulatory authorities;

•

Janssen may believe that any preliminary or final results of IMbark and/or IMerge, including any future internal data reviews of these trials, are negative under the criteria set forth in the respective protocols or otherwise, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit to warrant further development or commercialization of imetelstat by Janssen, including if Janssen believes that there is not an adequate improvement in survival in relapsed or refractory MF in IMbark or if a positive benefit-risk profile of imetelstat for the additional MDS patients enrolled in the expanded Part 1 of IMerge is not demonstrated, both to be assessed by Janssen in its sole discretion, which we believe would result in a termination of the Collaboration Agreement by Janssen at any time, or a negative Continuation Decision;

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

•

Janssen may conclude that the commercial potential of imetelstat does not meet Janssen’s internal thresholds or yield a timely return on its investment in imetelstat, either of which could result in a renegotiation or a termination of the Collaboration Agreement by Janssen, and if we were to agree to renegotiated terms and Janssen were to continue development of imetelstat, the potential milestone payments and royalties we may receive under such renegotiated agreement would likely be less than the potential milestone payments and royalties under the current Collaboration Agreement;

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

In addition, because Janssen is solely responsible for the operational execution of worldwide regulatory, development, manufacturing and commercialization activities related to imetelstat, we are wholly dependent on Janssen to provide us with timely and accurate information concerning these activities as well as information about the costs incurred under the Collaboration Agreement. If we do not receive accurate information from Janssen in a timely manner, or at all, regarding these activities, including, for example, plans for, and enrollment of, and efficacy and safety results from, clinical trials of imetelstat, and commercialization assumptions or criteria set by Janssen for the continued development and commercialization of imetelstat, then the timeliness and accuracy of our public disclosures, as well as our governance-related decision-making regarding these activities, may be adversely affected.

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

Under the Collaboration Agreement, we may conduct certain development activities for imetelstat under a Geron IDP if we and Janssen agree that such activities should be performed outside of the mutually agreed global clinical development plan. In the event we conduct any clinical activities under a Geron IDP, we will be responsible for paying all of the development costs for the Geron IDP. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any Geron IDP activities we may undertake will succeed. Since we are only eligible for reimbursement from Janssen for their share of the Geron IDP costs plus a premium if any data from a Geron IDP supports approval by a regulatory authority in the United States or other countries, we may not recoup our investment in any Geron IDP, which could adversely affect our financial condition. In addition, we may need additional capital to support any Geron IDP activities and we cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement and potential future sales of our common stock, including under our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund these future activities. If sufficient capital is not available, we may be unable to pursue activities under a Geron IDP, which could adversely affect our business.

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

If Janssen makes an affirmative Continuation Decision under the Collaboration Agreement, we must decide whether to elect to exercise our U.S. Opt-In Rights within a short timeframe following such a decision, and although we expect to receive information from Janssen regarding data from IMbark and IMerge, proposed future clinical development plans and costs for imetelstat, estimates on timing for commercializing imetelstat and related promotional activities, and a calculation of our share of development costs incurred to date by Janssen that we will be required to reimburse if we exercise our U.S. Opt-In Rights, we will be required to rapidly decide whether to make a substantial capital investment in imetelstat prior to the conclusion of any Phase 3 registration-enabling clinical trial. Accordingly, if we exercise our U.S. Opt-In Rights and imetelstat were to be unsuccessful in any Phase 3 registration-enabling clinical trial or were to fail to receive regulatory approval, or Janssen terminates the Collaboration Agreement, we would not receive any financial return on this substantial capital investment. Such an occurrence would negatively impact our financial condition and results of operations, and might cause us to cease operations.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MF and MDS, or any other indications, may be further delayed or abandoned, even after significant resources have been expended on it. Examples of such situations include:

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

•	Janssen’s decision in the third quarter of 2017 to expand Part 1 of IMerge to enroll additional lower risk MDS patients in a refined target population.

Any further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including delays resulting from potential future protocol amendments for IMbark, IMerge, or potential future clinical trials of imetelstat, would have a material adverse effect on our collaboration with Janssen, which could result in the termination of the Collaboration Agreement. Any of these events would have severe adverse effects on the future of imetelstat and our business prospects and likely result in the failure of our business.

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

Such adverse events and other safety issues, including deaths, have also been observed by Janssen in IMbark and IMerge. If patients in current or potential future clinical trials of imetelstat experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place the investigational new drug applications, or INDs, for imetelstat on clinical hold, as occurred in March 2014.

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

Data from our preclinical studies and Phase 1 and Phase 2 clinical trials of imetelstat, including a pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study, as well as the results of the past or future internal data reviews conducted by Janssen for IMbark and IMerge, should not be relied upon as predictive or indicative of future clinical results, including any final results in IMbark or IMerge or the Pilot Study, or the results in potential subsequent or larger-scale clinical trials of imetelstat. The results we obtained from a Geron-sponsored Phase 2 trial of imetelstat in patients with ET, or the ET Trial, and the Pilot Study, and the results that have been obtained by Janssen in the internal data reviews conducted for IMbark and IMerge to date, as well as any future results that may be obtained by Janssen from IMbark and IMerge, may not predict the future therapeutic effect of imetelstat, if any, in hematologic myeloid malignancies, including MF and MDS. For example, the potential disease-modifying activity observed through molecular responses in the ET trial and partial or complete remissions observed in the Pilot Study may not be seen in current or future clinical trials of imetelstat. Since remaining patients in the treatment phase for IMbark and IMerge, including the expanded Part 1 of IMerge, continue to receive imetelstat, efficacy and safety data continue to be generated. Such additional and updated data may materially change the overall conclusions from the preliminary data reviewed or reported for IMbark or IMerge. In addition, such additional and updated efficacy and safety data may not support an adequate benefit-risk profile to justify continued treatment of patients enrolled in current clinical trials of imetelstat. Moreover, we have not presented specific data from IMbark or IMerge, apart from preliminary data from Part 1 of IMerge that was presented at the American Society of Hematology, or ASH, annual meeting in December 2017 and at the European Hematology Association, or EHA, annual congress in June 2018, and have no plans to do so prior to a Continuation Decision from Janssen, at the earliest, particularly in light of the current focus on the assessment of overall survival in relapsed or refractory MF in IMbark. In this regard, we believe that without an adequate improvement in survival in relapsed or refractory MF in IMbark and also a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion, Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. Also, the criteria used to assess efficacy in the Pilot Study have not been validated for clinical use and may not be considered by the FDA or other regulatory authorities to be accurate predictors of efficacy for different endpoints that may be required by the FDA or other regulatory authorities for Phase 3 clinical trials.

From time-to-time, preliminary or interim data from current or prior clinical trials, such as IMbark, IMerge or the Pilot Study, or potential future clinical trials, may be reported or announced by Janssen, its investigators, or us. For example, preliminary results of the Pilot Study were presented by the investigator at the ASH annual meeting in December 2013, and updated by the investigator at the ASH annual meeting in December 2014, and preliminary data were reported by the investigator from a cohort of MDS patients in the Pilot Study in December 2015. In addition, preliminary data from Part 1 of IMerge was presented at the ASH annual meeting in December 2017 and at the EHA annual congress in June 2018. Since such data are preliminary, the final data from any final analysis which may be conducted, or any future analyses of IMbark, IMerge or the Pilot Study, or potential future clinical trials of imetelstat, may be materially different. In addition, changes in study design, including changes in patient enrollment criteria and target patient population, such as the decision to expand enrollment in Part 1 of IMerge for patients in a refined target population, may cause data from later stage clinical trials to differ significantly from data obtained in earlier clinical trials. Preliminary or interim results from IMbark, IMerge or the Pilot Study reported by us, Janssen or by investigators in those trials may not be reproduced in any potential future clinical trials of imetelstat, and thus should not be relied upon as indicative of future clinical results of imetelstat in MF, MDS or in any other hematologic myeloid malignancy. Preliminary or interim data should be considered carefully and with caution.

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

The clinical development of imetelstat will be influenced by results from current clinical trials being conducted by Janssen and potential future clinical trials of imetelstat. The advancement of current clinical trials of imetelstat and commencement of potential future clinical trials of imetelstat could be further delayed or abandoned for a variety of reasons, including as a result of failures or delays by Janssen in:

•

demonstrating an adequate improvement in survival in relapsed or refractory MF in IMbark and a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion;

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
•

properly designing, enrolling, conducting or completing: (i) IMerge, including collecting sufficient efficacy and safety data from the expanded Part 1 to assess the benefit-risk profile of imetelstat in the refined target patient population; and (ii) IMbark, by completing the protocol-specified primary analysis, and promptly or adequately reporting data from such trials;

•	promptly or adequately reporting data from the Pilot Study;
•	obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;
•

responding to safety or futility findings by the data review committees of current clinical trials, including IMbark and IMerge, and potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including severe cytopenias, hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

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

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of current or potential future clinical trials of imetelstat, which could prevent completion of these trials and adversely affect the clinical development and commercialization of imetelstat. For example, delays in or the inability to collect sufficient safety and efficacy data from the expanded Part 1 of IMerge will delay or potentially preclude an assessment of clinical benefit, if any, in the refined target patient population in Part 1. For IMbark, if the data necessary for the protocol-specified primary analysis are inadequate as a result of patient withdrawals from the trial, insufficient follow-up time, and/or inability to collect follow-up data on such patients, then Janssen will be unable to complete the protocol-specified primary analysis or assess overall survival in IMbark. If Janssen is unable to assess overall survival in IMbark or believes there is not an adequate improvement in survival, we believe Janssen would decide to discontinue the imetelstat program and terminate the Collaboration Agreement. However, Janssen could discontinue the imetelstat program and terminate the Collaboration Agreement at any time and for any reason, irrespective of whether there is data from IMbark suggesting an adequate improvement in survival in relapsed or refractory MF or whether there is sufficient data from the additional patients enrolled in the expanded Part 1 of IMerge to support the benefit-risk profile of imetelstat in lower risk MDS in the refined target patient population, both to be assessed by Janssen in its sole discretion. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

If Janssen were to make a negative Continuation Decision and if we were to choose to pursue imetelstat development on our own, we would need to rely on third-party contractors for the manufacture of imetelstat. Since Janssen is currently responsible for the manufacture and management of the supply of imetelstat, we currently have no arrangements with third parties for the manufacture of imetelstat, which could substantially delay our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. In any event, we cannot assure that we would be able to obtain third party manufacturers for imetelstat on acceptable terms, or at all, if Janssen were to make a negative Continuation Decision and we were to choose to pursue imetelstat development on our own.

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

We have exclusively outlicensed imetelstat, which was our sole product candidate, to Janssen. Accordingly, we are relying exclusively upon our collaborative relationship with Janssen to further develop, manufacture and commercialize imetelstat. To grow and diversify our business, and if Janssen makes an affirmative Continuation Decision, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Such efforts have not yet resulted in any transaction, and may never result in a transaction. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them at acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. In addition, even if we succeed in identifying promising products, product candidates, programs or companies, we may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities, or the financial resources necessary to pursue them.

Even if Janssen makes an affirmative Continuation Decision and we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating such products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, including risks related to intellectual property, research, manufacturing, regulatory approval and/or commercialization. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

In addition, acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. We may encounter unexpected difficulties, or incur unexpected costs, in connection with transition activities and integration efforts, which include:

•	high acquisition costs;
•	the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;
•	the potential disruption of our historical business and our activities under the Collaboration Agreement;
•	the strain on, and need to expand, our existing operational, technical, financial and administrative infrastructure;
•	our lack of experience in late-stage product development and commercialization;
•	the difficulties in assimilating employees and corporate cultures, or employing personnel and managing facilities in multiple locations, including potentially outside of the United States;
•	the difficulties in hiring qualified personnel and establishing necessary development and/or commercialization capabilities;
•	the failure to retain key management and other personnel;
•	the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;
•	the need to write down assets or recognize impairment charges;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and
•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.

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

Pursuant to the Collaboration Agreement with Janssen, we have a U.S. Co-Promotion Option if we exercise our U.S. Opt-In Rights. If Janssen makes an affirmative Continuation Decision and we exercise the U.S. Co-Promotion Option, we can elect to provide 20% of the U.S. imetelstat selling effort with Geron sales force personnel, in lieu of funding 20% of U.S. promotion costs upon regulatory approval and commercial launch of imetelstat in the United States. While the Collaboration Agreement includes the material terms of our U.S. Co-Promotion Option, we and Janssen mutually agreed to negotiate a separate agreement specifying detailed activities and responsibilities with respect to the marketing and co-promotion of imetelstat following our election to exercise our U.S. Co-Promotion Option. If Janssen makes an affirmative Continuation Decision, and we subsequently exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option, we will need to negotiate this separate agreement with Janssen and, as a result, Janssen may impose restrictions or additional obligations on us, including financial obligations. Any restrictions or additional obligations may restrict our co-promotion activities or involve more significant financial or other obligations than we currently anticipate. In addition, we have no sales experience as a company, and there are risks involved with establishing our own sales force capabilities, including:

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

The Collaboration Agreement could also result in litigation arising out of any claims that our stockholders suffered financial losses due to the transaction, the approval of our stockholders was required under applicable law or otherwise should have been obtained prior to the completion of the transaction, or that our officers and directors breached their fiduciary duties in connection with the approval and completion of the transaction. Although we believe that stockholder approval was not required under applicable law in order to complete our transaction with Janssen, and therefore we neither sought nor intend to seek such stockholder approval, it is possible that persons who were stockholders at the time of the transaction may claim that their approval was required, in which case litigation could follow, which could result in substantial damages to us and/or could negatively affect our rights and obligations under, or result in the termination of, the Collaboration Agreement.

Likewise, our stockholders may believe that the financial and other terms of the Collaboration Agreement are not favorable to either us or our stockholders, including any belief that the potential payments we may receive under the Collaboration Agreement are inadequate. Litigation brought by our stockholders challenging the validity of, or financial losses resulting from, the Collaboration Agreement could also result in claims against us by Janssen, and the Collaboration Agreement provides for indemnification by us of Janssen against all losses and expenses relating to breaches of our representations, warranties and covenants in the Collaboration Agreement, which could expose us to further financial obligations and damages. The occurrence of any one or more of the above could have a significant adverse impact on our business and financial condition.

In addition, if the results of our business and collaboration activities are not successful, including without limitation, for example, if:

•	we receive a negative Continuation Decision from Janssen or Janssen otherwise terminates the Collaboration Agreement;
•

any preliminary or final results of IMbark and/or IMerge, including any future internal data reviews of these trials, are negative under the criteria set forth in the respective protocols or otherwise, are inconclusive, or do not otherwise demonstrate adequate efficacy or clinical benefit, including if Janssen is unable to complete the protocol-specified primary analysis or assess overall survival in IMbark, or if Janssen believes there is not an adequate improvement in survival in IMbark and/or there is not a positive benefit-risk profile of imetelstat in the additional patients enrolled in the expanded Part 1 of IMerge, both to be assessed by Janssen in its sole discretion;

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

In addition, in June 2016, the electorate of the United Kingdom voted to exit the European Union, and in March 2017 the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. While the exit of the United Kingdom from the European Union is planned to be completed in 2020, the exact timing of the withdrawal and the resulting effect of withdrawal will not be known for some time, which could lead to a period of considerable uncertainty relating to our ability to obtain and maintain Supplementary Protection Certificates of our products based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom.

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

In addition, our data security and information technology systems, as well as those of our collaborators and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, an allegation of improper use of personal data, or data security breaches experienced by us, our collaborators or contractors, could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

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

Until 2015, we had never been profitable and we had incurred operating losses every year since our operations began in 1990. While we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we expect to incur additional operating losses and, as clinical development activities for imetelstat continue under our Collaboration Agreement with Janssen, our operating losses may increase in size. As of June 30, 2018, our accumulated deficit was approximately $998.6 million. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaborative agreements and milestones, royalties and other revenues from our licensing arrangements. Any revenues generated from our licensing arrangements or ongoing collaborative agreements, including the Collaboration Agreement with Janssen, may not be sufficient alone to sustain our operations. For example, we expect revenues under our license agreements related to our telomerase technology to decline significantly in the coming years, and to be eliminated by the end of 2019 due to upcoming patent expirations on such technology. In addition, there can be no assurance that we will receive any milestone payments or royalties from Janssen in the future. We may be unsuccessful in entering into any new corporate collaboration, partnership or license agreements that result in revenues, or existing collaborative agreements or license arrangements, such as the Collaboration Agreement with Janssen, may be terminated or expire.

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

We may require additional capital to support development and commercialization of imetelstat in collaboration with Janssen and to otherwise grow our business, and our ability to obtain the necessary funding is uncertain.*

We may need additional capital resources in order to support the development and commercialization of imetelstat, especially if Janssen makes a negative Continuation Decision and we choose to develop imetelstat on our own, or if Janssen makes a positive Continuation Decision and we elect to exercise our U.S. Opt-In Rights and U.S. Co-Promotion Option under the Collaboration Agreement and potentially independently pursue imetelstat development under our own IDP under the Collaboration Agreement, and to otherwise support the future growth of our business through the potential acquisition and/or in-licensing of other oncology products, product candidates, programs or companies. We cannot assure you that our existing capital resources, future interest income, potential milestone payments and royalties under the Collaboration Agreement with Janssen and potential future sales of our common stock, including pursuant to our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund future planned activities. The timing and degree of any future capital requirements will depend on many factors, including:

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

Further, if the Collaboration Agreement is terminated, including as a result of Janssen’s failure to provide an affirmative Continuation Decision to us, or for any other reason, we would not receive any milestone payments or royalties under the Collaboration Agreement, and then, depending on the timing of such event, we would be required to fund all clinical development, manufacturing and commercial activities for imetelstat should we elect to continue the development of imetelstat on our own, which would require us to raise substantial additional capital or establish alternative collaborations with third-party collaboration partners, which may not be possible. If the Collaboration Agreement is terminated and we are unable to raise additional capital or establish alternative collaborations with third-party collaboration partners for imetelstat, the development of imetelstat would be discontinued, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2018 Sales Agreement with B. Riley FBR, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, continued volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

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

Moreover, in order to grow and diversify our business, and if Janssen makes an affirmative Continuation Decision, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other oncology products, product candidates, programs or companies. Acquisition or in-licensing opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek additional equity capital beyond what is available to us under our 2018 Sales Agreement with B. Riley FBR, or both. In addition, there can be no assurance that sufficient additional capital would be available to us in order to pursue any of these opportunities.

The comprehensive U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.

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

Historically, our stock price has been extremely volatile. Between July 1, 2008 and June 30, 2018, our stock has traded as high as $9.24 per share and as low as $0.91 per share. Between July 1, 2015 and June 30, 2018, the price has ranged between a high of $6.68 per share and a low of $1.74 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•

announcements regarding the research and development of imetelstat, including results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat as a result of any internal data reviews or decisions by joint governance committees or failure by Janssen to complete the protocol-specified primary analysis in IMbark, and investor perceptions thereof;

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

•	the experimental nature of imetelstat;
•	perception by our stockholders about the adequacy of potential payments we may receive under the Collaboration Agreement;
•	the demand in the market for our common stock;
•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborators, licensees, partners or our competitors;
•	fluctuations in our operating results;
•	our continuing operating losses;
•	general market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries;
•	announcements concerning imetelstat proprietary rights;
•	comments by securities analysts or other third parties, including blogs, articles and other media;
•	large stockholders exiting their position in our common stock or an increase in the short interest in our common stock;
•	announcements of or developments concerning potential future litigation;

•	the issuance of common stock to partners, vendors or investors to raise additional capital or to acquire other oncology products, product candidates, programs or companies; and
•	the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

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

The sale of a substantial number of shares may adversely affect the market price of our common stock.*

As of June 30, 2018, we had 300,000,000 shares of common stock authorized for issuance and 182,547,071 shares of common stock outstanding. In addition, we had reserved 39,930,087 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2018. In addition, under the universal shelf registration statement filed by us in May 2018 and declared effective by the SEC in July 2018, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations or to acquire technology, property, or other businesses, including pursuant to our 2018 Sales Agreement with B. Riley FBR, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

Efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which became effective on May 25, 2018, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	At Market Issuance Sales Agreement, dated May 18, 2018, by and between Geron Corporation and B. Riley FBR, Inc.	10.1	8-K	May 18, 2018	000-20859
10.2	2018 Equity Incentive Plan *	10.2	8-K	May 18, 2018	000-20859
10.3	Employee Stock Option Agreement under 2018 Equity Incentive Plan *	10.3	8-K	May 18, 2018	000-20859
10.4	Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan *	10.4	8-K	May 18, 2018	000-20859
10.5	Non-Employee Director Compensation Policy, as amended May 15, 2018 *	10.5	8-K	May 18, 2018	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated July 31, 2018
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated July 31, 2018
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2018 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2018 **
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) Notes to Condensed Financial Statements

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

GERON CORPORATION

Date: July 31, 2018	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer