Form 10-Q
period 2019-03-31
GERON CORP
filed 2019-05-02
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	GERN	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2019:
Common Stock, $0.001 par value	186,516,047 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,800	$10,575
Restricted cash	270	269
Marketable securities	145,180	152,714
Interest and other receivables	976	1,168
Prepaid assets	2,723	1,332
Total current assets	155,949	166,058
Noncurrent marketable securities	17,871	18,582
Property and equipment, net	89	59
Operating lease, right-of-use asset	571	—
Other assets	1,186	585
	$175,666	$185,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$913	$982
Accrued compensation and benefits	1,661	2,642
Amount due to Janssen Biotech, Inc.	2,071	2,610
Operating lease liability	571	—
Accrued liabilities	1,037	1,317
Total current liabilities	6,253	7,551
Commitments and contingencies
Stockholders' equity:
Common stock	186	186
Additional paid-in capital	1,190,651	1,189,194
Accumulated deficit	(1,021,523)	(1,011,464)
Accumulated other comprehensive gain (loss)	99	(183)
Total stockholders' equity	169,413	177,733
	$175,666	$185,284

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Revenues:
License fees and royalties	$57	$318

Operating expenses:
Research and development	5,906	2,440
General and administrative	5,452	5,315
Total operating expenses	11,358	7,755
Loss from operations	(11,301)	(7,437)
Interest and other income	1,162	394
Change in fair value of equity investment	98	(125)
Other expense	(18)	(18)
Net loss	$(10,059)	$(7,186)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Shares used in computing basic and diluted net loss per share	186,393,128	160,525,947

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Net loss	$(10,059)	$(7,186)
Net unrealized gain (loss) on marketable securities	282	(124)
Comprehensive loss	$(9,777)	$(7,310)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2017	159,877,239	$160	$1,089,684	$(985,840)	$(207)	$103,797
Cumulative effect of accounting principle change	—	—	—	1,393	—	1,393
Net loss	—	—	—	(7,186)	—	(7,186)
Other comprehensive loss	—	—	—	—	(124)	(124)
Issuance of common stock in connection with at market offering, net of issuance costs of $48	776,788	1	1,552	—	—	1,553
Stock-based compensation related to issuance of common stock and options in exchange for services	8,308	—	71	—	—	71
Stock-based compensation for equity- based awards to employees and directors	—	—	1,614	—	—	1,614
401(k) contribution	—	—	10	—	—	10
Balance at March 31, 2018	160,662,335	$161	$1,092,931	$(991,633)	$(331)	$101,128

Balance at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(10,059)	—	(10,059)
Other comprehensive income	—	—	—	—	282	282
Stock-based compensation related to issuance of common stock in exchange for services	13,365	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,426	—	—	1,426
401(k) contribution	—	—	9	—	—	9
Balance at March 31, 2019	186,406,047	$186	$1,190,651	$(1,021,523)	$99	$169,413

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,059)	$(7,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	16
Accretion and amortization on investments, net	(482)	24
Change in fair value of equity investment, including foreign currency translation	(103)	125
Stock-based compensation for services by non-employees	22	71
Stock-based compensation for employees and directors	1,426	1,614
Amortization related to 401(k) contributions	9	10
Changes in assets and liabilities:
Current and noncurrent assets	(1,532)	89
Current liabilities	(2,034)	(2,131)
Net cash used in operating activities	(12,738)	(7,368)

Cash flows from investing activities:
Purchases of property and equipment	(45)	—
Purchases of marketable securities	(44,092)	(19,768)
Proceeds from maturities of marketable securities	53,101	17,160
Net cash provided by (used in) investing activities	8,964	(2,608)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	—	1,553
Net cash provided by financing activities	—	1,553
Net decrease in cash, cash equivalents and restricted cash	(3,774)	(8,423)
Cash, cash equivalents and restricted cash at the beginning of the period	10,844	16,603
Cash, cash equivalents and restricted cash at the end of the period	$7,070	$8,180

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2018 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and a warrant to purchase our common stock. Diluted net loss per share excludes potential dilutive securities outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three months ended March 31, 2019 and 2018, the diluted net loss per share calculation excludes potential dilutive securities of 32,714,257 and 26,245,422, respectively, related to outstanding stock options and warrant as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include commercial paper and corporate notes.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

impairment charges on our available-for-sale securities for the three months ended March 31, 2019 and 2018. See Note 2 on Fair Value Measurements.

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

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating lease, right-of-use assets and lease liabilities in our condensed balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

For lease agreements entered into after January 1, 2019 that include lease and non-lease components, such components are generally accounted for separately. For our office space lease, as a result of us having elected to adopt the package of practical expedients under accounting transition guidance, we account for the lease and non-lease components, such as common area maintenance, as a single lease component. We have also elected not to recognize on our condensed balance sheets leases with terms of one year or less. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 on Summary of Significant Accounting Policies for additional information on the adoption of the new accounting standard for leases.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

Until the sponsorship responsibilities for imetelstat transfer from Janssen to us, including the U.S. Investigational New Drug, or IND, application and all foreign regulatory applications, Janssen will continue conducting ongoing clinical trials of imetelstat during the transition of the program to us. For the clinical development activities being conducted by Janssen under the collaboration and license agreement, or Collaboration Agreement, which was terminated effective September 28, 2018, we monitor patient enrollment levels and related activities to the extent possible through discussions with Janssen personnel and base our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense based on grant-date fair values of service-based instruments on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2019 and 2018 which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Research and development	$240	$155
General and administrative	1,186	1,459
Stock-based compensation expense included in operating expenses	$1,426	$1,614

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options in our condensed statements of operations for the three months ended March 31, 2019 and 2018, as the achievement of specified strategic milestones was not considered probable at that time.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the three months ended March 31, 2019 and 2018 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility range	0.925 to 0.980	0.821
Risk-free interest rate range	2.24% to 2.56%	2.55%
Expected term range	5.25 yrs to 6.44 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2019 and 2018 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility range	1.333 to 1.653	0.437 to 0.475
Risk-free interest rate range	2.56% to 2.63%	1.53% to 1.76%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

Dividend yield is based on historical cash dividend payments. The expected volatility is based on historical volatilities of our stock since traded options on our common stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of options is derived from actual historical exercise and post-vesting cancellation data and represents the period of time that options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period.

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all lease arrangements with terms of more than 12 months, measured at the present value of the lease payments. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

842): Targeted Improvements, or ASU 2018-11. In issuing ASU 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We adopted Topic 842 on January 1, 2019 using the modified retrospective approach as allowed under ASU 2018-11, and we elected to utilize the available practical expedients. Financial results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification Topic 840, Leases, or Topic 840.

In connection with the adoption of Topic 842 as of January 1, 2019, we recorded an operating lease, right-of-use asset and a corresponding operating lease liability of approximately $736,000 for the net present value of remaining lease payments of our current operating lease for our office space. The adoption of Topic 842 did not have a material impact on our condensed statements of operations. See Note 4 on Operating Lease for further discussion of our operating lease obligation.

As of January 1, 2019 we also adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations. Since all of our share-based payments to nonemployees were fully vested as of January 1, 2019, the adoption of ASU 2018-07 did not have a material impact on our financial statements.

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. With the adoption of this new rule on January 1, 2019, condensed statements of stockholders’ equity for the current reporting period and the corresponding prior period are presented.

New Accounting Pronouncements – Issued But Not Yet Adopted

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,750	$—	$—	$4,750

Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Commercial paper (due in less than one year)	$56,474	$45	$(19)	$56,500
Corporate notes (due in less than one year)	88,648	45	(13)	88,680
Corporate notes (due in one to two years)	17,830	46	(5)	17,871
	$162,952	$136	$(37)	$163,051

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2018 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$7,003	$—	$—	$7,003

Restricted cash:
Certificate of deposit	$269	$—	$—	$269
Marketable securities:
Commercial paper (due in less than one year)	$57,594	$22	$(29)	$57,587
Corporate notes (due in less than one year)	95,238	7	(118)	95,127
Corporate notes (due in one to two years)	18,647	—	(65)	18,582
	$171,479	$29	$(212)	$171,296

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2019:
Commercial paper (due in less than one year)	$15,792	$(19)	$—	$—	$15,792	$(19)
Corporate notes (due in less than one year)	27,115	(5)	13,226	(8)	40,341	(13)
Corporate notes (due in one to two years)	1,999	(5)	—	—	1,999	(5)
	$44,906	$(29)	$13,226	$(8)	$58,132	$(37)
As of December 31, 2018:
Commercial paper (due in less than one year)	$22,628	$(29)	$—	$—	$22,628	(29)
Corporate notes (due in less than one year)	66,557	(82)	14,221	(36)	80,778	(118)
Corporate notes (due in one to two years)	18,582	(65)	—	—	18,582	(65)
	$107,767	$(176)	$14,221	$(36)	$121,988	$(212)

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The gross unrealized losses related to commercial paper and corporate notes as of March 31, 2019 and December 31, 2018 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of March 31, 2019 and December 31, 2018 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2019:
Money market funds(1)	$4,750	$—	$—	$4,750
Commercial paper(2)	—	56,500	—	56,500
Corporate notes(2)(3)	—	106,551	—	106,551
Equity investment(4)	—	688	—	688
Total	$4,750	$163,739	$—	$168,489
As of December 31, 2018:
Money market funds(1)	$7,003	$—	$—	$7,003
Commercial paper(2)	—	57,587	—	57,587
Corporate notes(2)(3)	—	113,709	—	113,709
Equity investment(4)	—	585	—	585
Total	$7,003	$171,881	$—	$178,884

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in other assets on our condensed balance sheets. See further discussion below of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna in connection with a license we granted to them for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. Upon receipt, the shares were recorded at a zero cost basis under the cost method of accounting. With the adoption of ASU 2016-01 on January 1, 2018, our equity investment in Sienna must be reported at fair value at each reporting date and any resulting change in fair value is recognized in our condensed statements of operations. As of March 31, 2019, the fair value of our shares in Sienna was $688,000. For the three months ended March 31, 2019 and 2018, we recognized an increase in fair value of equity investment of $98,000 and a decrease in fair value of $108,000, respectively, related to observable price changes. For the three months ended March 31, 2019 and 2018, we also recognized a gain of $5,000 and a loss of $17,000, respectively, related to foreign currency translation, which are included in other expense in our condensed statements of operations.

3. FORMER COLLABORATION AGREEMENT

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

Janssen terminated the Collaboration Agreement effective September 28, 2018. Upon the effective date of termination, we regained the global rights to the imetelstat program and plan to continue development of imetelstat on our own. As a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no further obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Under the

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

termination provisions of the Collaboration Agreement, Janssen is required to provide certain operational support for the imetelstat program during transition of the program to us. The transition process is expected to occur through September 2019 to enable the orderly transfer of all ongoing clinical, regulatory, medical affairs and non-clinical activities to us, including the transfer of the sponsorship of ongoing imetelstat clinical trials from Janssen to us. Each company is responsible for its own costs incurred related to transition activities unless otherwise specified in the Collaboration Agreement. In addition, we expect Janssen will be able to supply imetelstat to us until September 2020 while we establish our own manufacturing supply chain, and such supply will be charged to us at Janssen’s cost plus a premium.

Until the sponsorship responsibilities for imetelstat transfer from Janssen to us, including the U.S. Investigational New Drug, or IND, application and all foreign regulatory applications, Janssen will continue conducting ongoing clinical trials of imetelstat. Since September 28, 2018, our responsibility for imetelstat development costs incurred by Janssen, including continuing conduct of ongoing clinical trials of imetelstat, and costs for the prosecution of patents that were licensed to Janssen under the Collaboration Agreement increased from 50% to 100%. As of March 31, 2019, the amount due to Janssen of $2,071,000 on our condensed balance sheet primarily represents the amount owed to Janssen for operational support of the imetelstat program for the three months ended March 31, 2019.

4. OPERATING LEASE

As described in Note 1 on Summary of Significant Accounting Policies – New Accounting Pronouncements Recently Adopted, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

We have an operating lease for our office space at 149 Commonwealth Drive, Menlo Park, California, that commenced in February 2018 and expires in January 2020. We have an option to extend the lease for one additional period of two years, which we did not include in determining the right-of-use asset or lease liability as we did not consider it reasonably certain that we would exercise such option. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

The components of lease costs included in operating expenses in our condensed statements of operations were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating lease costs	$173	$168
Variable lease costs (1)	2	24
Total lease costs	$175	$192

(1)	Variable lease costs represent non-lease components, such as common area maintenance charges.

The operating lease liability on the condensed balance sheet reflects the present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we applied our incremental borrowing rate based on the information available as of the January 1, 2019 adoption date. As of March 31, 2019, future minimum payments under the operating lease were as follows (in thousands):

2019	$525
2020	58
Total lease payments	583
Less: imputed interest	(12)
Total	$571

As of March 31, 2019, the weighted average remaining lease term is 10 months and the weighted average discount rate used to determine the operating lease liability was 5%.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

We have performed an evaluation of our other contracts with vendors in accordance with Topic 842 and have determined that, except for the operating lease described above and a nominal financing lease for office equipment, none of our contracts contain a lease.

5. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. For the three months ended March 31, 2018, we issued an aggregate of 776,788 shares of our common stock under the 2015 Sales Agreement, resulting in net cash proceeds to us of approximately $1,553,000, after deducting sales commissions and offering expenses payable by us. We completed use of the 2015 Sales Agreement in April 2018 and no further shares of common stock may be sold under the 2015 Sales Agreement.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of our common stock (subject to customary adjustments in the event of a change in capital structure) to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or directors, other than following a bona fide period of non-employment. In January 2019, our Compensation Committee approved an amendment to increase the reserve of shares of our common stock under the 2018 Inducement Award Plan from 3,000,000 to 8,000,000 shares of common stock. The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards, and all awards under the Inducement Plan are intended to meet the standards under Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the Inducement Plan and the inducement awards to be granted thereunder are substantially similar to our stockholder-approved 2018 Equity Incentive Plan. As of March 31, 2019, we have granted nonstatutory stock options covering an aggregate of 1,978,400 shares of our common stock at an average exercise price of $1.07 per share under the Inducement Plan.

6. SUBSEQUENT EVENT

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey. The initial term of the lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the lease without cause as of the 103rd month anniversary of the commencement date of the lease. We have not yet occupied the space as it is being renovated for our use. The lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose. Since we do not yet have control of the space, as defined by Topic 842, during the construction period and do not expect to gain control of the space until on or near the construction completion date, we will not record a right-of-use asset and corresponding lease liability until we occupy the space, which we expect to occur by the end of the third quarter of 2019. Upon the commencement of the lease, the aggregate minimum future lease payments for the initial lease term is approximately $3,700,000, net of a seven-month rent abatement period. Under the lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs will be expensed in the period they are incurred.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and with the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 7, 2019.

Business Overview

We are a late-stage clinical biopharmaceutical company that is focused on the development and commercialization of innovative therapeutics for hematologic myeloid malignancies. We have global rights to imetelstat, a first-in-class telomerase inhibitor, that was discovered and developed at Geron. We believe clinical data from two Phase 2 clinical trials of imetelstat (IMerge and IMbark, discussed below) conducted by Janssen Biotech, Inc., or Janssen, support further development of imetelstat in hematologic myeloid malignancies. We are working with Janssen to transition the entire imetelstat program to us. In connection with the transition of the imetelstat program, we expect sponsorship of the U.S. IND for the ongoing imetelstat clinical trials, IMerge and IMbark, to be transferred from Janssen to us by the end of the second quarter of 2019. See further discussion below regarding our past and current relationship with Janssen.

We plan to open patient screening and enrollment by mid-year of 2019 in a Phase 3 clinical trial (Part 2 of IMerge) to evaluate imetelstat in transfusion dependent patients with Low or Intermediate-1 risk myelodysplastic syndromes, or MDS, who have relapsed after or are refractory to prior treatment with an erythropoiesis stimulating agent, or ESA, have not received prior treatment with either a hypomethylating agent or lenalidomide and do not have a deletion 5q chromosomal abnormality. To be eligible for IMerge, patients were required to be transfusion dependent, defined as requiring at least four units of packed red blood cells over an eight week period during the 16 weeks before entry into the trial. This target population of lower risk MDS patients depend on serial red blood cell transfusions to manage symptoms of anemia and fatigue. However, dependency on transfusions is associated with poor survival, because of toxicity due to iron overload, as well as potential infections and allergic reactions. The ultimate goal for most trials of investigational agents in lower risk MDS is to enable patients to become transfusion independent for as long as possible.

In December 2018, we reported results from a combined cohort of 38 patients (comprised from an initial cohort of 13 patients and an expansion cohort of 25 patients) in the Phase 2 portion of IMerge, using a clinical data cut-off date of October 26, 2018, in which 37% of patients in the combined cohort experienced red blood cell transfusion independence for at least 8 consecutive weeks, or an 8-week RBC-TI rate, and 26% of patients in the combined cohort experienced red blood cell transfusion independence for at least 24 consecutive weeks, or a 24-week RBC TI-rate. Patients in the combined cohort had a high transfusion burden, with a baseline median red blood cell transfusion burden of eight units per eight weeks (range of four to 14 units), an indicator of a hard to treat population. These results compare favorably to currently used treatments in a similar patient population, such as hypomethylating agents, or HMAs, which have a reported 8-week RBC-TI rate of 17%, or lenalidomide, which has a reported 8-week RBC-TI rate of 27%. In addition, among the patients in the combined cohort who achieved durable transfusion independence in the Phase 2 portion of IMerge, as reflected by achieving a 24-week RBC-TI, all showed a hemoglobin rise of ≥3.0 g/dL compared to baseline during the transfusion-free interval. We believe these data suggest potential disease-modifying activity of imetelstat treatment. We expect more mature data from the Phase 2 portion of IMerge to be available in 2019 and anticipate submitting such data for presentation at a future medical conference in 2019.

Regarding our myelofibrosis, or MF, program, in December 2018, we reported data from the IMbark Phase 2 clinical trial, including the median overall survival of 29.9 months observed in the 9.4 mg/kg dosing arm using a data cut-off date of October 22, 2018, in comparison to the median overall survival of 14 – 16 months for patients previously treated with janus kinase, or JAK, inhibitors, as reported in medical literature. We plan to discuss the IMbark data with experts in MF, as well as regulatory authorities, to consider how these results compare with other therapies currently available to MF patients, and to gain a better understanding of the potential significance of these results to patients and physicians. Because IMbark is the first clinical trial to apply rigorous, objective eligibility criteria to define patients considered relapsed or refractory to JAK inhibitors, we believe feedback from these discussions could provide important information on the feasibility, scope and design, including possible outcome measures, of any potential future clinical trials for imetelstat in Intermediate-2 or High-risk MF patients who have relapsed after or are refractory to prior treatment with a JAK inhibitor. We expect to outline our decision whether to continue late-stage development of imetelstat in MF by the end of the third quarter of 2019. This decision will be influenced by our assessment of what would be required to achieve clinical and regulatory success in MF, including the cost and duration of any potential clinical trials.

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

Under the termination provisions of the Collaboration Agreement, Janssen is required to provide certain operational support for the imetelstat program through September 2019 during transition of the program to us. Each company is responsible for its own costs incurred related to transition activities unless otherwise specified in the Collaboration Agreement. We expect the transition process to be completed by September 2019 to enable the orderly transfer of all ongoing clinical, regulatory, medical affairs and non-clinical activities to us, including transfer of the sponsorship of ongoing imetelstat clinical trials from Janssen to us. We also expect Janssen will be able to supply imetelstat to us until September 2020 while we establish our own manufacturing supply chain. Such supply will be charged to us at Janssen’s cost plus a premium.

Until the sponsorship responsibilities for imetelstat transfer from Janssen to us, including the U.S. Investigational New Drug, or IND, application, and all foreign regulatory applications, Janssen will continue conducting IMbark and the Phase 2 portion of IMerge. Patients currently enrolled in IMbark and the Phase 2 portion of IMerge continue to receive treatment and follow-up under the respective trial protocols. After September 28, 2018, the effective termination date of the Collaboration Agreement, our responsibility for imetelstat development costs, including ongoing conduct of IMbark and the Phase 2 portion of IMerge, and costs for the prosecution of patents that were licensed to Janssen under the Collaboration Agreement increased from 50% to 100%.

For a further discussion of the former Collaboration Agreement with Janssen, see Note 3 on Former Collaboration Agreement in Notes to Condensed Financial Statements of this Form 10-Q. Information about the transition of the imetelstat program from Janssen to us should be reviewed in the context of the section entitled “Risks Related to Transition of the Imetelstat Program from Janssen to Geron” included in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Financial Overview

We had approximately $170.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities as of March 31, 2019. We will require substantial additional capital in order to further advance the imetelstat program, including conducting the research and development and clinical and regulatory activities necessary to bring imetelstat to market, such as completing the planned Phase 3 portion of IMerge and potential clinical trials in other indications, and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2019, we had an accumulated deficit of approximately $1.0 billion. Since our inception, we primarily have financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaborative agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. In addition, as a result of the termination of the Collaboration Agreement, we expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we undertake sole financial responsibility for the imetelstat development program. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of the new accounting pronouncement on January 1, 2019 as described below.

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

New Accounting Pronouncement – Recently Adopted

Leases

We adopted Topic 842 on January 1, 2019 using the modified retrospective approach as allowed under ASU 2018-11, and we elected to utilize the available practical expedients. Financial results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification Topic 840, Leases, or Topic 840.

In connection with the adoption of Topic 842 as of January 1, 2019, we recorded an operating lease, right-of-use asset and a corresponding operating lease liability for the net present value of remaining lease payments of our current operating lease for our office space. To calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use asset for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The adoption of Topic 842 did not have a material impact on our condensed statements of operations. See Note 4 on Operating Lease in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of our operating lease obligation.

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, especially in light of the termination of the Collaboration Agreement with Janssen effective September 28, 2018. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. Effective September 28, 2018, the Collaboration Agreement with Janssen was terminated. As a result, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat. In addition, we expect to incur increasing operating losses in the future as we undertake sole financial responsibility for the development of imetelstat to enable potential commercialization of imetelstat in the United States and other countries. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the transition of the imetelstat program from Janssen to us, the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, our need for future capital, enforcement of our patent and proprietary rights, reliance upon our consultants, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $248,000 for the three months ended March 31, 2018 related to our various agreements. No comparable amounts were recognized for the three months ended March 31, 2019. The decrease in license fee revenues for the three months ended March 31, 2019 compared to the same period in 2018 reflects a reduction in the number of active license agreements in the first quarter of 2019 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology as a result of patent expirations on the underlying technology. We recognized royalty revenues of $57,000 for the three months ended March 31, 2019, compared to $70,000 for the same period in 2018. The decrease in royalty revenues for the three months ended March 31, 2019 compared to the same period in 2018 reflects expiration of licenses which eliminated the obligation to remit royalties on product sales.

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

Research and Development Expenses

During the three months ended March 31, 2019 and 2018, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel related and other research and development costs. For the three months ended March 31, 2019, direct external expenses included costs for our contract research organization, or CRO, and consultants and 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. For the three months ended March 31, 2018, direct external expenses primarily consisted of our 50% share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $5.9 million for the three months ended March 31, 2019, compared to $2.4 million for the same period in 2018. The increase in research and development expenses for the three months ended March 31, 2019 compared to the same period in 2018 primarily reflects higher direct external costs for clinical development activities conducted by Janssen for the imetelstat program during the transition period and for our CRO and consultants to support the transition of the imetelstat program from Janssen to us and increased personnel related expenses for additional development headcount.

Research and development expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
Direct external expenses	$4,091	$1,887
Personnel related expenses	1,522	414
All other expenses	293	139
Total research and development expenses	$5,906	$2,440

Since cost sharing between Janssen and us for imetelstat clinical development ceased on September 28, 2018, the effective date of termination of the Collaboration Agreement, we expect research and development expenses to increase in future periods as we undertake sole financial responsibility for the imetelstat development program, including all ongoing or potential future clinical trials, engage third parties and other service providers to conduct clinical trials of imetelstat, and hire additional senior personnel to oversee the program. Under the terms of the Collaboration Agreement, Janssen is required to provide operational support for the imetelstat program, including continuing to conduct ongoing imetelstat clinical trials, during transition of the program to us. We reimburse Janssen for 100% of the costs for such operational support. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, are being incurred by each company, unless otherwise specified in the Collaboration Agreement. We expect the transition process to be completed by the end of September 2019. In addition, we expect Janssen will be able to supply imetelstat to us until September 2020 while we establish our own manufacturing supply chain. Such supply will be charged to us at Janssen’s cost plus a premium.

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Approval and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2019, compared to $5.3 million for the same period in 2018. The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the same period in 2018 primarily reflects recruitment expenses for new members for the board directors. We expect general and administrative expenses to increase in the future since the cost sharing between Janssen and us for patent prosecution expenses related to the imetelstat program ceased upon termination of the Collaboration Agreement, and we expect to hire additional personnel to support our research and development activities for imetelstat.

Interest and Other Income

Interest and other income was $1.2 million for the three months ended March 31, 2019, compared to $394,000 for the same period in 2018. The increase in interest and other income for the three months ended March 31, 2019 compared to the same period in 2018 primarily reflects higher yields on our marketable securities portfolio and the increase in the size of our marketable securities portfolio resulting from the receipt of net cash proceeds from issuances of common stock pursuant to our At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, and our At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR in the first half of 2018. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, we remeasure the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended March 31, 2019, the increase in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $98,000, compared to a loss of $125,000 for the same period in 2018. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility that could adversely affect our future operating results.

Other Expense

Other expense was $18,000 for each of the three months ended March 31, 2019 and 2018. Other expense reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three months ended March 31, 2019 included a gain of $5,000 related to foreign currency translation for our equity investment in Sienna, compared to a loss of $17,000 for the same period in 2018. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $170.1 million, compared to $182.1 million at December 31, 2018. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the three months ended March 31, 2019 was the result of cash being used for operations. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we expect to experience negative cash flow for the foreseeable future as we undertake sole financial responsibility for the development of the imetelstat program on our own.

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

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. We sold an aggregate of 10,083,079 shares of our common stock under the 2018 Sales Agreement in 2018, resulting in net cash proceeds to us of approximately $38.4 million after deducting sales commissions and offering expenses payable by us. As of December 31, 2018 and March 31, 2019, approximately $60.5 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021.

We will require substantial additional capital in order to further advance the imetelstat program, including conducting the research and development and clinical and regulatory activities necessary to bring imetelstat to market, such as completion of the planned Phase 3 portion of IMerge and potential clinical trials in other indications, and to establish sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the progress, timing, magnitude, scope and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the United States Food and Drug Administration, or FDA, and other regulatory authorities;

•	the scope, progress, duration, results and costs of current and future clinical trials, including the planned Phase 3 portion of IMerge, as well as non-clinical studies and assessments, of imetelstat;
•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, including obtaining regulatory clearances and approvals in the United States and in other countries;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the costs of manufacturing imetelstat, including our ability to meaningfully reduce those manufacturing costs;
•	the costs of multiple third-party vendors and service providers, including our CRO, to pursue the development, manufacturing and commercialization of imetelstat;
•

our ability to establish, enforce and maintain collaborative or other strategic arrangements for research, development, clinical testing and manufacturing of imetelstat and potential future commercialization and marketing;

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to hire additional qualified employees and consultants to support the development and potential commercialization of imetelstat;
•	the costs and timing of building a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation; and
•	the costs of maintaining and operating facilities in California and New Jersey, including higher expenses for travel, telecommunications and administrative oversight.

As a result of the termination of the Collaboration Agreement effective September 28, 2018, we are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for imetelstat. In order to further advance the imetelstat program, including completion of the planned Phase 3 portion of IMerge and potential clinical trials in other indications, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. In addition, as a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2018 Sales Agreement with B. Riley FBR, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund our operating plans. We will need additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development or potential commercialization of imetelstat, which could adversely affect our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2019 and 2018 was $12.7 million and $7.4 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2019 compared to the same period in 2018 primarily reflects the net result of higher payments for research and development expenses in connection with the transition of the imetelstat program from Janssen to us and increases in development headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2019 was $9.0 million. Net cash used in investing activities for the three months ended March 31, 2018 was $2.6 million. The increase in net cash provided by investing activities in 2019 compared to 2018 primarily reflects a higher rate of maturities than purchases of marketable securities in 2019.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was none and $1.6 million, respectively. In the first quarter of 2018, we sold common stock under the 2015 Sales Agreement with MLV. No similar sales were conducted in the first quarter of 2019.

Contractual Obligations

During the three months ended March 31, 2019, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

TBD.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

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

Imetelstat is our sole product candidate, upon whose success we are wholly dependent. We do not have any other products or product candidates. Our ability to develop imetelstat to and through regulatory approval and commercial launch is subject to significant risks and uncertainties, including, among other things, our ability to:

•	cause the IND for imetelstat to be maintained without such IND being placed on full or partial clinical hold by the United States Food and Drug Administration, or FDA;
•

generate additional safety and efficacy data from existing and potential future clinical trials of imetelstat, providing a positive benefit-risk profile that supports the continued and future development of imetelstat in hematologic myeloid malignancies;

•	ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•	develop clinical plans for, and successfully enroll and complete, potential future clinical trials of imetelstat in hematologic myeloid malignancies, including the planned Phase 3 portion of IMerge;
•	collaborate successfully with clinical trial sites, academic institutions, clinical research organizations, or CROs, contractors, physician investigators and other third parties;
•	obtain required regulatory clearances and approvals for imetelstat; for example, it is uncertain:
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
•

obtain funding necessary to fund our operations and to advance the development of imetelstat on commercially reasonable terms, including completion of the planned Phase 3 portion of IMerge and potential clinical development of other indications.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Commencement of potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, and completion of the extension phase of IMbark and the Phase 2 portion of IMerge, could be interrupted, further delayed or abandoned for a variety of reasons.

Currently, there are two active clinical trials of imetelstat, the extension phase of IMbark and the Phase 2 portion of IMerge. Completion of these clinical trials, and the commencement of any potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

•

obtaining or maintaining regulatory clearances in the United States or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, cause the anticipated commencement of the planned Phase 3 portion of IMerge to be delayed beyond mid-year 2019 or prevent us from commencing or completing the planned Phase 3 portion of IMerge;

•	maintaining the IND for imetelstat without such IND being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;
•

properly (i) completing the extension phase of IMbark, including collecting data about serious adverse events and overall survival from the extension phase of IMbark; (ii) completing the Phase 2 portion of IMerge, including assessing the durability of RBC-TI responses; and (iii) designing, commencing, enrolling, conducting and completing the planned Phase 3 portion of IMerge, and promptly or adequately reporting data from such trials;

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
•

responding to safety findings by the data review committees of current clinical trials, including the extension phase of IMbark and the Phase 2 portion of IMerge, and safety or futility findings by the data review committees of potential future clinical trials of imetelstat, such as the planned Phase 3 portion of IMerge, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including severe cytopenias, hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

•	obtaining funding on commercially reasonable terms necessary to advance the development of imetelstat;
•

manufacturing sufficient quantities of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise;

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

•

reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the United States or foreign jurisdictions, including our CRO, laboratory service providers and clinical trial sites, on all aspects of clinical development;

•

obtaining timely review and clearances by regulatory authorities of future protocol amendments which may be sought for the planned Phase 3 portion of IMerge and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, cause the anticipated commencement of the planned Phase 3 portion of IMerge to be delayed beyond mid-year 2019 or prevent us from commencing or completing the planned Phase 3 portion of IMerge; and

•

obtaining institutional review board or ethics committee approval of clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the planned Phase 3 portion of IMerge, which could, for example, cause the anticipated commencement of the planned Phase 3 portion of IMerge to be delayed beyond mid-year 2019 or prevent us from commencing or completing the planned Phase 3 portion of IMerge.

Failures or delays with respect to any of these events could adversely affect our ability to continue or successfully complete the extension phase of IMbark or the Phase 2 portion of IMerge or to commence potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Such adverse events and other safety issues, including deaths, were also observed in IMbark and the Phase 2 portion of IMerge. If patients in any potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place the IND for imetelstat on clinical hold, as occurred in March 2014.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat, in the extension phase of IMbark and in the Phase 2 portion of IMerge, additional or more severe toxicities or safety issues, including additional serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, since additional data are being generated from the extension phase of IMbark and Part 1 of IMerge, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by Janssen, or by us, following the transition of the imetelstat program to us, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities;

•

the ability to retain enrolled patients in current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population; or

•	additional, unexpected clinical trials or non-clinical studies may be required to be conducted.

The occurrence of any of these events could interrupt, further delay, or halt, any development and potential commercialization of imetelstat by us, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

Results obtained in prior non-clinical studies and clinical trials do not predict success in later clinical trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since final data may be materially different from preliminary data, particularly as more patient data become available.*

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. We cannot be certain that any of the prior, current or potential future clinical trials of imetelstat will generate sufficient, consistent or adequate efficacy and safety data demonstrating a positive benefit-risk profile, which would be necessary to obtain regulatory approval to market imetelstat in any indication. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials. Other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

Safety and efficacy data from previous or current imetelstat clinical trials in hematologic myeloid malignancies should not be relied upon as predictive or indicative of future clinical trial results. For example, complete and partial remissions observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, suggested potential disease-modifying activity of imetelstat in the MF patient population enrolled in the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in a Phase 3 clinical trial comparing imetelstat to a control therapy, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed.

Similarly, in the Phase 2 portion of IMerge, the initial data review for the expansion cohort that was conducted by Janssen in the second quarter of 2018, which Janssen called a “data snapshot,” exhibited 8-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited 8-week RBC-TI rate of 54% resulting in an overall 8-week RBC-TI rate of 37% for the combined cohorts. We believe the observed difference in 8-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort, but we cannot assure you that the 8-week RBC-TI rate reported for the combined cohorts in the Phase 2 portion of IMerge will improve with longer follow-up, or at all, or that the 8-week RBC-TI rate of patients to be enrolled in the planned Phase 3 portion of IMerge, if any, will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts. In this regard, because patients remaining in the treatment phase in the Phase 2 portion of IMerge continue to receive imetelstat, data continue to be generated from the trial and more mature data that may be reported from the Phase 2 portion of IMerge in the future may materially differ from data previously reported and continue to evolve until all patients have ceased treatment. Thus, the reported data should be considered carefully and with caution.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat, in the extension phase of IMbark and the Phase 2 portion of IMerge, efficacy and safety data continue to be generated. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the commencement, completion and potential success of the planned Phase 3 portion of IMerge, or could cause us to abandon further development of imetelstat entirely. Data from the planned Phase 3 portion of IMerge could materially differ from the overall conclusions reported for the Phase 2 portion of IMerge. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy results observed in earlier clinical trials, or may reveal safety concerns that were not identified in smaller or shorter trials, any of which could adversely affect future development prospects of imetelstat.

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

Further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including further delays resulting from the termination of the Collaboration Agreement, transition of the imetelstat program from Janssen to us, and our ability to successfully plan for, commence and conduct future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

If we encounter difficulties enrolling or retaining patients in current or potential future clinical trials of imetelstat, including in the planned Phase 3 portion of IMerge, clinical development and commercialization activities could be further delayed or otherwise adversely affected, which would cause our business and business prospects to be severely harmed, and we might cease operations.

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. For example, if we experience difficulties in retaining patients in the extension phase of IMbark, our ability to continue to assess overall survival, or OS, would be adversely affected. If we experience difficulties in retaining patients in the Phase 2 portion of IMerge, our ability to continue to assess the durability of RBC-TI responses would be adversely affected. In addition, we may encounter challenges in enrolling and retaining patients in potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

•	the patient eligibility criteria specified in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoint;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit and retain clinical trial investigators with the appropriate competencies and experience, during and after the transition of the imetelstat program from Janssen to us;
•

clinicians’ and patients’ perceptions of the potential advantages of imetelstat, both in relation to other available therapies, including any new drugs that may be approved for the indications being investigated, and as a result of data reported from previous or current clinical trials of imetelstat, and their willingness to participate in clinical trials of imetelstat during and after the transition of the imetelstat program from Janssen to us;

•	the ability to obtain and maintain patient consents; and
•

the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, investigator decision, slow progress to later stage clinical trials, perceptions based on the transition of the imetelstat program from Janssen to us, or personal issues.

In addition, potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, will compete, with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat and such trials may also be conducted at the same clinical sites, and this competition will reduce the number and type of patients available to enroll or remain in the imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in future clinical trials of imetelstat, based on efficacy and safety results reported to date and that may be reported in the future.

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of current or potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, which could prevent completion of these trials and adversely affect the clinical development and potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We do not have experience as a company in conducting large-scale, late-stage clinical trials, such as the planned Phase 3 portion of IMerge or potential future similar trials, or in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.

We have no experience in conducting large-scale, late-stage clinical trials, such as the planned Phase 3 portion of IMerge, nor do we have experience with activities that would be required for the commercialization of imetelstat, should we receive future regulatory approval to do so. We cannot be certain that we will be able to design, commence, enroll, conduct or complete the planned

Phase 3 portion of IMerge, or any other future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials require additional financial resources and certain internal development experience that we are seeking to develop, but do not currently possess, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

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

Our inability to successfully conduct large-scale, late-stage clinical trials, such as the planned Phase 3 portion of IMerge or future similar trials, or to successfully establish commercialization capabilities for imetelstat if we receive future regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We will rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.*

We do not have the ability to independently conduct clinical trials. Therefore, we will rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties with whom we contract for execution of our clinical trials will play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, the CRO we have retained to support our clinical development activities will be critical to our development of imetelstat, including the planned Phase 3 portion of IMerge, and any failure by our CRO to perform its contractual obligations, or disputes with our CRO about the quality of its performance or other matters, could cause the anticipated commencement of the planned Phase 3 portion of IMerge to be delayed beyond mid-year 2019 or prevent us from commencing or completing the planned Phase 3 portion of IMerge, or could otherwise further delay or halt our imetelstat development activities. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we will rely on third parties to conduct any imetelstat clinical trials, including the planned Phase 3 portion of IMerge, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that patients are adequately informed of the potential risks of participating in clinical trials. Our ability to comply with these regulations and standards is contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

RISKS RELATED TO TRANSITION OF THE IMETELSTAT PROGRAM FROM JANSSEN TO GERON

Encountering delays or difficulties in transitioning the imetelstat program from Janssen to us would prevent us from timely developing imetelstat, or preclude us from developing imetelstat at all, which could severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Under the terms of the Collaboration Agreement, Janssen is required to provide operational support for the imetelstat program during transition of the program to us. The transition process is expected to occur through September 2019, to enable the orderly transfer of all ongoing clinical, regulatory, medical affairs and non-clinical activities to us, including transfer of the sponsorship of ongoing imetelstat clinical trials from Janssen to us. In addition, although we expect Janssen to supply imetelstat to us until the end of September 2020, they may be unable to do so on a timely basis, or at all. Any such supply will be charged to us at Janssen’s cost plus a premium.

Our future clinical development plans for imetelstat substantially depend on the timely and comprehensive transition of the imetelstat program from Janssen to us. Delays in completing the transition activities, failure to obtain the necessary regulatory approvals for the transition in all jurisdictions, failure by us or our contractors to successfully assume all clinical trial responsibilities, or unwillingness by Janssen to fully perform all of the transition activities will further delay or preclude the clinical development of imetelstat, increase our operating costs and thereby negatively impact our financial results, as well as harm imetelstat’s future prospects, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.

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

•	the manner and timing in which Janssen effects the transition could adversely impact the development of imetelstat;
•	Janssen may not adequately support the timely and orderly transition of clinical trial sites to us;
•

failure by Janssen to comply with applicable regulatory guidelines could result in our inability to assume sponsorship responsibility for the IND for imetelstat or to plan for and commence future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, or could result in administrative or judicially imposed sanctions on us, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of manufacturing activities, and the potential refusal to approve any new drug applications;

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

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern drug research and development and may prevent us from successfully conducting development efforts or potentially commercializing imetelstat. Delays in obtaining regulatory clearances and approvals or limitations in the scope of such clearances or approvals could:

•	impede or halt our clinical development activities and plans;
•	significantly harm the commercial potential of imetelstat;
•	impose additional development costs;
•	diminish any competitive advantages that may have been available to us; or
•	further delay or preclude any revenue we may receive from the future commercialization of imetelstat, if any.

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. Significant additional research, non-clinical testing and clinical testing is required before we can file any application with the FDA or other regulatory authorities for regulatory approval of imetelstat. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be developed in potential future clinical trials, including in Phase 3 clinical trials, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more future clinical trials of imetelstat in hematologic myeloid malignancies, including the planned Phase 3 portion of IMerge, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit an NDA to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat.

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

Failure to achieve continued compliance with government regulations could delay or halt potential commercialization of imetelstat.

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

As a result of these and other risks, Janssen may not perform as agreed or may default in its obligations to supply clinical quantities of imetelstat for the period of time required by the Collaboration Agreement, or may fail to deliver the required quantities of imetelstat on a timely basis, or at required or applicable quality standards, which would result in a further delay or cessation of current and potential future clinical trials and otherwise significantly further delay our ability to develop imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations. In addition, our inability to establish a manufacturing supply chain capable of providing imetelstat for clinical trials and potential future commercial uses, following the termination of Janssen’s obligation to supply us with imetelstat, would further delay or result in a cessation of potential future clinical trials and would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, or to commercialize imetelstat in the future.

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the completion of current clinical trials, such as the extension phase of IMbark and the Phase 2 portion of IMerge, or the commencement of potential future clinical trials, including the planned Phase 3 portion of IMerge, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. We may not be able to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Failure to achieve necessary cost reductions could result in decreased sales, if any, for us, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

As our operations potentially expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as additional office locations, for example, our planned office in northern New Jersey. Such potential growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our anticipated imetelstat development efforts and potential future imetelstat clinical trials, including the planned Phase 3 portion of IMerge, effectively. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

In order to advance the imetelstat program, including completing the planned Phase 3 portion of IMerge and potential clinical trials in other indications, as well as potential commercialization activities in the United States, we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the United States on our own, we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to advance the imetelstat program, including completing the planned Phase 3 portion of IMerge or clinical trials in other indications, or to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the United States.

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

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims or claims related to clinical trial conduct if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including the planned Phase 3 portion of IMerge, or this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of clinical trials generally and the high cost of insurance for our business activities. In addition, business liability and product liability insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

The termination of the Collaboration Agreement could also result in litigation arising out of any claims that our stockholders suffered financial losses. The market price of our common stock declined significantly after the announcement on September 27, 2018 of the termination of the Collaboration Agreement, and certain stockholders experienced significant financial losses. Therefore, it is possible that lawsuits will be filed naming us and/or our officers and directors as defendants with respect to the termination of the Collaboration Agreement by Janssen or other matters related to the Collaboration Agreement, future clinical trials of imetelstat, if any, including the planned Phase 3 portion of IMerge, or other business activities. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuit dismissed or settled within the limits of our insurance coverage.

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

We may face litigation with Janssen arising from or related to the Collaboration Agreement and Janssen’s termination of it. Possible disagreements with Janssen could include disagreements regarding the transition of the imetelstat program from Janssen back to us, or the ownership or use of proprietary rights arising from the work performed by Janssen under the Collaboration Agreement. We may become involved in performance or other disputes with the CRO we have retained to support our imetelstat clinical development activities, or with other third parties such as service providers, vendors, suppliers or consultants, which could result in a further delay or cessation of current and potential future clinical trials and otherwise significantly further delay our ability to develop imetelstat.

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

Since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, the persons or entities that we name as inventors in our patents and patent applications may not have been the first to invent the inventions disclosed in the patent applications or patents, or the first to file patent applications for these inventions. As a result, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be extremely significant to the future success of imetelstat. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions or inventions that were developed by Janssen under the Collaboration Agreement and to which we have an exclusive license for the future development, commercialization and manufacture of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

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

In addition, in June 2016, the electorate of the United Kingdom voted to exit the European Union, and in March 2017 the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. While the exit of the United Kingdom from the European Union is planned, the exact timing of the withdrawal and the resulting effect of withdrawal will not be known for some time, which could lead to a period of considerable uncertainty relating to our ability to obtain and maintain Supplementary Protection Certificates of imetelstat based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom.

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

The commercial success of imetelstat will depend upon our ability to research, develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to imetelstat, and while we believe these patents will expire before imetelstat is able to be commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us in the future. If that were to occur, we would need to obtain unblocking licenses from such third parties, develop alternative non-infringing technologies, which we may not be able to do at an acceptable cost or on acceptable terms, or at all, or cease the development of imetelstat. In addition, while Janssen has terminated the Collaboration Agreement, we are still subject to indemnification obligations to Janssen under the Collaboration Agreement, including with respect to claims of third party patent infringement.

Since we cannot be aware of all intellectual property rights potentially relating to imetelstat and its uses, we do not know with certainty that imetelstat, or the intended commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. Any infringement claims against us would likely be expensive to resolve, and the cost of any unblocking license that we could be required to obtain is unpredictable and could be significant. If we are unable to resolve an infringement claim successfully, we could be subject to an injunction that would prevent us from potentially commercializing imetelstat and could also require us to pay substantial damages. In addition to infringement claims, in the future we may also be subject to other claims relating to intellectual property, such as claims that we have misappropriated the trade secrets of third parties. Provided that we are successful in continuing the development of imetelstat, we expect to see more efforts by others to obtain patents that are positioned to cover imetelstat. Our success therefore depends significantly on our ability to operate without infringing patents and the proprietary rights of others.

We may become aware of discoveries and technologies controlled by third parties that are advantageous or necessary to further develop or manufacture imetelstat. For example, as we transition the imetelstat program from Janssen to us, we may learn of changes to the imetelstat manufacturing process made by Janssen which would require us to obtain licenses to third party intellectual property rights. Under such circumstances, we may initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required to pursue the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our failure to comply with the obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause further delays in the development efforts for imetelstat and could increase the development and/or production costs of imetelstat. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from pursuing research, development, manufacturing or commercialization of imetelstat, which would materially and adversely impact our business. Failure by us to obtain rights to alternative technologies or a license to any technology that may be required to pursue research, development, manufacturing or commercialization of imetelstat would further delay potential future clinical trials of imetelstat and any applications for regulatory approval, impair our ability to sell imetelstat and therefore result in decreased sales of imetelstat for us. Occurrence of any of these events would materially and adversely affect our business, and might cause us to cease operations.

We may become involved in disputes with past or future collaborator(s), including Janssen, over intellectual property inventorship, ownership or use, and publications by us, or by investigators, scientific consultants, research collaborators or others could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other collaborative agreements, including our Collaboration Agreement with Janssen which was terminated effective September 28, 2018, may become jointly owned by us and the other party to such agreements in some cases, and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect our license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with Janssen or otherwise, may impair our ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business, and might cause us to cease operations.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our computer and information technology systems, and those of our collaborators, service providers and contractors, are potentially vulnerable to breakdown, malicious intrusion, malware, computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures that may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In addition, we will rely on our collaborators, service providers, including our CRO, and contractors to establish and maintain appropriate information technology systems and data security protections. However, except for contractual duties and obligations, we have limited ability to control their actions related to such matters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our imetelstat development program. For example, the loss of clinical study data from completed, ongoing or planned clinical trials could result in delays in potential regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

In addition, our computer and information technology systems, as well as those of our collaborators, service providers and contractors, are potentially vulnerable to data security breaches, whether by employees, contractors, consultants, malware, phishing attacks, or other cyber-attacks, that may expose confidential information, intellectual property, proprietary business information or personal information to unauthorized persons. If a data security breach affects our systems or those of third parties upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information by our collaborators, service providers, contractors or us, our reputation could be materially damaged, and we could be subject to significant fines, increased costs or loss of revenue. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. These may include state breach notification laws, and the EU General Data Protection Regulation (EU) 2016/679, or GDPR. Accordingly, a data security breach or privacy violation that leads to unauthorized access to, disclosure or modification of personal information (including protected health information), that prevents access to personal information or materially compromises the privacy, security, or confidentiality of the personal information, could result in fines, increased costs or loss of revenue as a result of:

•	harm to our reputation;
•	fines or penalties imposed on us by regulatory authorities;
•	additional compliance obligations or enforcement measures under federal, state or foreign laws;
•	remediation and corrective action we undertake as required by law or as otherwise necessary;
•	litigation and potential civil or criminal liability; and
•	requirements to verify the accuracy of affected data.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our computer and information technology systems, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently, become more sophisticated, and often are not recognized until launched against a target, we or our collaborators, service providers or contractors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.*

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. Although we became Privacy Shield certified by the U.S. Department of Commerce’s International Trade Administration in April 2019, there is a risk that our Privacy Shield certification could be revoked or held by a court of competent jurisdiction to be an invalid basis for the transfer of personal data outside of the European Economic Area. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL FINANCING

Our failure to obtain additional capital when needed could force us to further delay, reduce or eliminate development of imetelstat, including the planned Phase 3 portion of IMerge, or our potential future imetelstat commercialization efforts, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Successful drug development and commercialization requires significant amounts of capital. We will require substantial additional capital in order to further advance the imetelstat program, including conducting the research and development and clinical and regulatory activities necessary to bring imetelstat to market, such as completion of the planned Phase 3 portion of IMerge and potential clinical trials in other indications, and to establish sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the progress, timing, magnitude, scope and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

•	the scope, progress, duration, results and costs of current and future clinical trials, including the planned Phase 3 portion of IMerge, as well as non-clinical studies and assessments, of imetelstat;
•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, including obtaining regulatory clearances and approvals in the United States and in other countries;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the costs of manufacturing imetelstat, including our ability to meaningfully reduce those manufacturing costs;
•	the costs of multiple third-party vendors and service providers, including our CRO, to pursue the development, manufacturing and commercialization of imetelstat;
•

our ability to establish, enforce and maintain collaborative or other strategic arrangements for research, development, clinical testing and manufacturing of imetelstat and potential future commercialization and marketing;

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to hire additional qualified employees and consultants to support the development and potential commercialization of imetelstat;
•	the costs and timing of building a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation; and
•	the costs of maintaining and operating facilities in California and New Jersey, including higher expenses for travel, telecommunications and administrative oversight.

As a result of the termination of the Collaboration Agreement effective September 28, 2018, we are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for imetelstat. In order to further advance the imetelstat program, including completion of the planned Phase 3 portion of IMerge and potential clinical trials in other indications, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. In addition, as a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations. Additional financing through public or private equity financings, including pursuant to our 2018 Sales Agreement with B. Riley FBR, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may raise equity capital at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. In this regard, volatility and instability in the global financial markets and political climate could adversely affect our ability to raise additional funds through financings and the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund our operating plans. We will need additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development or potential commercialization of imetelstat, which could adversely affect our business and might cause us to cease operations.

We currently have no source of product revenue and may never become consistently profitable.

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from Janssen relating to imetelstat, nor will Janssen share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to incur significant additional operating losses and, as we undertake sole financial responsibility for imetelstat clinical development activities, our operating losses are likely to substantially increase. As of March 31, 2019, our accumulated deficit was approximately $1.0 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

Historically, our stock price has been extremely volatile. Between April 1, 2009 and March 31, 2019, our stock has traded as high as $9.17 per share and as low as $0.90 per share. Between April 1, 2016 and March 31, 2019, the price has ranged between a high of $6.99 per share and a low of $0.95 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
•

not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we do not obtain regulatory clearance to commence, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all, or to amend any clinical trial protocol with respect to the anticipated conduct of the planned Phase 3 portion of IMerge or any potential future clinical trials of imetelstat;

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

Our common stock is currently traded on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. On December 21, 2018, the closing price of our common stock was $0.98 per share, and while the closing price of our common stock rose to $1.02 per share on December 26, 2018, and has subsequently remained at or above the minimum closing bid price of $1.00 per share from December 26, 2018 through the date of filing of this Quarterly Report on Form 10-Q, it may in the future fall below the closing minimum bid price of $1.00 per share. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

As of March 31, 2019, we had 300,000,000 shares of common stock authorized for issuance and 186,406,047 shares of common stock outstanding. In addition, we had reserved 45,604,287 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2019. In addition, under the universal shelf registration statement filed by us in May 2018 and declared effective by the SEC in July 2018, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

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

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any pharmacoeconomic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for hematologic myeloid malignancies. Third-party payors may decide that any potential improvement that imetelstat may provide to clinical outcomes in hematologic myeloid malignancies is not adequate to justify the costs of treatment with imetelstat. If the health care community does not accept imetelstat for any of the foregoing reasons, or for any other reason, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects, and might cause us to cease operations.

If acceptable prices or adequate reimbursement for imetelstat is not obtained, the use of imetelstat could be severely limited.

The ability to successfully commercialize imetelstat, if approved, will depend significantly on obtaining acceptable prices and the availability of coverage and adequate reimbursement to the patient from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. Assuming we obtain coverage for imetelstat by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. If imetelstat is approved for commercial sale, patients are unlikely to use it unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement will be critical to new product acceptance.

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

In April 2019, we entered into a lease agreement for approximately 9,815 square feet of office space located at 3 Sylvan Way, Parsippany, New Jersey. The initial term of the lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the lease without cause as of the 103rd month anniversary of the commencement date of the lease. We have not yet occupied the space as it is being renovated for our use. The lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose, which is expected to occur by the end of September 2019. Upon the commencement of the lease, the aggregate minimum future lease payments for the initial lease term is approximately $3,700,000, net of a seven-month rent abatement period. Under the lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. The lease agreement is filed as Exhibit 10.18 to this Quarterly Report on Form 10-Q, and the above description of the lease agreement is qualified in its entirety by reference to such exhibit.

ITEM 6.	EXHIBITS

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	Form of Employee Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.11	10-K	March 7, 2019	000-20859
10.2	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.13	10-K	March 7, 2019	000-20859
10.3	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan*	10.14	10-K	March 7, 2019	000-20859
10.4	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.15	10-K	March 7, 2019	000-20859
10.5	2018 Inducement Award Plan, as amended*	10.17	10-K	March 7, 2019	000-20859
10.6	Form of Stock Option Agreement under 2018 Inducement Award Plan, as amended*	10.19	10-K	March 7, 2019	000-20859
10.7	Form of Performance-Vesting Stock Option Agreement under 2018 Inducement Award Plan*	10.20	10-K	March 7, 2019	000-20859
10.8	Non-Employee Director Compensation Policy, as amended January 30, 2019*	10.26	10-K	March 7, 2019	000-20859
10.9	Amended and Restated Severance Plan, effective as of January 30, 2019*	10.28	10-K	March 7, 2019	000-20859
10.10	Amended and Restated Employment agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2019*	10.29	10-K	March 7, 2019	000-20859
10.11	Amended and Restated Employment agreement between the Registrant and Stephen N. Rosenfield, effective as of January 31, 2019*	10.30	10-K	March 7, 2019	000-20859
10.12	Amended and Restated Employment agreement between the Registrant and Andrew J. Grethlein, effective as of January 31, 2019*	10.31	10-K	March 7, 2019	000-20859
10.13	Amended and Restated Employment agreement between the Registrant and Olivia K. Bloom, effective as of January 31, 2019*	10.32	10-K	March 7, 2019	000-20859
10.14	Amended and Restated Employment agreement between the Registrant and Melissa A. Kelly Behrs, effective as of January 31, 2019*	10.33	10-K	March 7, 2019	000-20859
10.15	Employment Agreement between the Registrant and Aleksandra K. Rizo, effective as of January 15, 2019*	10.34	10-K	March 7, 2019	000-20859
10.16#	Master Services Agreement by and between the Registrant and Parexel International (IRL) Limited, dated January 30, 2019	10.42	10-K	March 7, 2019	000-20859
10.17#	Work Order No. 1 under Master Services Agreement by and between the Registrant and Parexel International (IRL) Limited, dated January 30, 2019	10.43	10-K	March 7, 2019	000-20859
10.18	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as April 30, 2019
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 2, 2019
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 2, 2019
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2019 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2019 **

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
101

The following materials from the Registrant’s March 31, 2019 Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) Notes to Condensed Financial Statements

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

GERON CORPORATION

Date: May 2, 2019	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer