Form 10-Q
period 2019-06-30
GERON CORP
filed 2019-08-01
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 26, 2019:
Common Stock, $0.001 par value	188,423,106 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,710	$10,575
Restricted cash	270	269
Marketable securities	134,778	152,714
Interest and other receivables	838	1,168
Prepaid and other current assets	1,166	1,332
Total current assets	154,762	166,058
Noncurrent marketable securities	9,497	18,582
Property and equipment, net	100	59
Operating lease, right-of-use asset	402	—
Other assets	1,464	585
	$166,225	$185,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,210	$982
Accrued compensation and benefits	2,756	2,642
Amount due to Janssen Biotech, Inc.	1,576	2,610
Operating lease liability	402	—
Accrued liabilities	3,237	1,317
Total current liabilities	9,181	7,551
Commitments and contingencies
Stockholders' equity:
Common stock	187	186
Additional paid-in capital	1,192,338	1,189,194
Accumulated deficit	(1,035,762)	(1,011,464)
Accumulated other comprehensive gain (loss)	281	(183)
Total stockholders' equity	157,044	177,733
	$166,225	$185,284

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
Revenues:
License fees and royalties	$101	$208	$158	$526

Operating expenses:
Research and development	10,134	3,204	16,040	5,644
General and administrative	5,191	4,246	10,643	9,561
Total operating expenses	15,325	7,450	26,683	15,205
Loss from operations	(15,224)	(7,242)	(26,525)	(14,679)
Interest and other income	1,113	717	2,275	1,111
Change in fair value of equity investment	(98)	(350)	—	(475)
Other expense	(30)	(59)	(48)	(77)
Net loss	$(14,239)	$(6,934)	$(24,298)	$(14,120)

Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.13)	$(0.08)

Shares used in computing basic and diluted net loss per share	186,556,082	174,475,244	186,475,055	167,538,530

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
Net loss	$(14,239)	$(6,934)	$(24,298)	$(14,120)
Net unrealized gain on marketable securities	182	254	464	130
Comprehensive loss	$(14,057)	$(6,680)	$(23,834)	$(13,990)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(10,059)	—	(10,059)
Other comprehensive income	—	—	—	—	282	282
Stock-based compensation related to issuance of common stock and options in exchange for services	13,365	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,426	—	—	1,426
401(k) contribution	—	—	9	—	—	9
Balance at March 31, 2019	186,406,047	186	1,190,651	(1,021,523)	99	169,413
Net loss	—	—	—	(14,239)	—	(14,239)
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock in connection with at market offering, net of issuance costs of $73	108,386	—	101	—	—	101
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	11	—	—	11
Stock-based compensation for equity- based awards to employees and directors	—	—	1,434	—	—	1,434
Issuance of common stock under equity plans	118,871	1	141	—	—	142
Balance at June 30, 2019	186,638,401	$187	$1,192,338	$(1,035,762)	$281	$157,044

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2017	159,877,239	$160	$1,089,684	$(985,840)	$(207)	$103,797
Cumulative effect of accounting principle change	—	—	—	1,393	—	1,393
Net loss	—	—	—	(7,186)	—	(7,186)
Other comprehensive loss	—	—	—	—	(124)	(124)
Issuance of common stock in connection with at market offering, net of issuance costs of $48	776,788	1	1,552	—	—	1,553
Stock-based compensation related to issuance of common stock and options in exchange for services	8,308	—	71	—	—	71
Stock-based compensation for equity- based awards to employees and directors	—	—	1,614	—	—	1,614
401(k) contribution	—	—	10	—	—	10
Balance at March 31, 2018	160,662,335	161	1,092,931	(991,633)	(331)	101,128
Net loss	—	—	—	(6,934)	—	(6,934)
Other comprehensive income	—	—	—	—	254	254
Issuance of common stock in connection with at market offering, net of issuance costs of $2,096	21,865,344	22	82,284	—	—	82,306
Stock-based compensation related to issuance of common stock and options in exchange for services	10,295	—	49	—	—	49
Issuance of common stock under equity plans	9,097	—	14	—	—	14
Stock-based compensation for equity- based awards to employees and directors	—	—	1,545	—	—	1,545
Balance at June 30, 2018	182,547,071	$183	$1,176,823	$(998,567)	$(77)	$178,362

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,298)	$(14,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	31
Accretion and amortization on investments, net	(958)	(111)
Change in fair value of equity investment, including foreign currency translation	3	513
Stock-based compensation for services by non-employees	33	120
Stock-based compensation for employees and directors	2,860	3,159
Amortization related to 401(k) contributions	9	10
Operating lease expense	334	—
Changes in assets and liabilities:
Current and noncurrent assets	(386)	146
Current liabilities	894	(1,611)
Net cash used in operating activities	(21,483)	(11,863)

Cash flows from investing activities:
Purchases of property and equipment	(67)	—
Purchases of marketable securities	(66,408)	(107,067)
Proceeds from maturities of marketable securities	94,851	37,850
Net cash provided by (used in) investing activities	28,376	(69,217)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	243	83,873
Net cash provided by financing activities	243	83,873
Net increase in cash, cash equivalents and restricted cash	7,136	2,793
Cash, cash equivalents and restricted cash at the beginning of the period	10,844	16,603
Cash, cash equivalents and restricted cash at the end of the period	$17,980	$19,396

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2018 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and a warrant to purchase our common stock. Diluted net loss per share excludes potential dilutive securities outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2019 and 2018, the diluted net loss per share calculation excludes potential dilutive securities of 35,795,314 and 26,306,263, respectively, related to outstanding stock options and warrant as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

impairment charges on our available-for-sale securities for the three and six months ended June 30, 2019 and 2018. See Note 2 on Fair Value Measurements.

Equity Investments

With the adoption of ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, beginning January 1, 2018, we measure our investment in equity securities at fair value at each reporting date. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense in our condensed statements of operations.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

License and/or Collaboration Agreements

We have entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies. Economic terms in these agreements may include non-refundable upfront license payments in cash or equity securities, annual license maintenance fees, cost sharing arrangements, milestone payments, royalties on future sales of products, or any combination of these items. Non-refundable upfront fees, annual license maintenance fees and funding of research and development activities are considered fixed consideration, while milestone payments and royalties are identified as variable consideration.

Licenses of Intellectual Property. If we determine the license to intellectual property is distinct from the other performance obligations identified in the agreement and the licensee can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the licensee. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting date, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments. At the inception of each agreement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that we do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. For example, milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, we recognize revenue for the milestone payment. At each reporting date, we assess the probability of achievement of each milestone under our current agreements.

Royalties. For agreements with sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation, to which some or all of the royalty has been allocated, has been satisfied (or partially satisfied). At each reporting period, we estimate the sales incurred by each licensee during the reporting period based on historical experience and accrue the associated royalty amount.

Cost Sharing Arrangements. Research and development and other expenses being shared by both parties under an agreement are recorded as earned or owed based on the performance obligations by both parties under the respective agreement. For arrangements in which we and our collaboration partner in the agreement are exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize payments between the parties on a net basis and record such amounts as a reduction or addition to research and development expense. For arrangements in which we have agreed to perform certain research and development services for our collaboration partner and are not exposed to significant risks and rewards that depend on the commercial success of the activity, we recognize the respective cost reimbursements as revenue under the collaboration agreement over time in a manner proportionate to the costs we incurred to perform the services using the input method.

Restricted Cash

Restricted cash consists of funds maintained in a separate certificate of deposit account for credit card purchases.

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaboration agreements. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

sharing arrangements with collaborative partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements.

In May 2019, we assumed the imetelstat investigational new drug, or IND, sponsorship from Janssen Biotech, Inc., or Janssen, upon which we became sponsors of the ongoing clinical trials of imetelstat in the United States: Phase 2 trial in relapsed/refractory myelofibrosis, referred to as IMbark and a Phase 2/3 trial in lower risk myelodysplastic syndromes, referred to as IMerge. In the second quarter of 2019, we assumed sponsorship in certain countries outside of the United States. We expect to obtain country-specific health authority and ethics committee approvals for change of sponsorship to us in remaining countries outside of the United States on a country-by-country basis during the third quarter of 2019. Until full sponsorship responsibilities for imetelstat transfer from Janssen to us, Janssen will continue supporting ongoing clinical trials of imetelstat during the transition of the program to us. For the clinical development activities performed by Janssen in the past and during the transition period under the collaboration and license agreement, or Collaboration Agreement, which was terminated effective September 28, 2018, we monitor patient enrollment levels and related activities to the extent possible through discussions with Janssen personnel and base our estimates of clinical trial costs on the best information available at the time. We conduct a similar process for clinical development activities being performed by us. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense based on grant-date fair values of service-based instruments on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2019 and 2018 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Research and development	$413	$266	$653	$421
General and administrative	1,021	1,279	2,207	2,738
Stock-based compensation expense included in operating expenses	$1,434	$1,545	$2,860	$3,159

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options in our condensed statements of operations for the three and six months ended June 30, 2019 and 2018, as achievement of the specified strategic milestones was not considered probable at that time.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the six months ended June 30, 2019 and 2018 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility range	0.802 to 0.980	0.821 to 0.832
Risk-free interest rate range	1.79% to 2.56%	2.55% to 2.94%
Expected term range	5.25 yrs to 6.44 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2019 and 2018 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

Non-Employee Stock-Based Awards

With the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, beginning January 1, 2019, we measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards in our condensed statements of operations. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 for additional information on the adoption of ASU 2018-07.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

In connection with the adoption of Topic 842 as of January 1, 2019, we recorded an operating lease, right-of-use asset and a corresponding operating lease liability of approximately $736,000 for the net present value of remaining lease payments of our current operating lease for our office space in Menlo Park. The adoption of Topic 842 did not have a material impact on our condensed statements of operations. See Note 4 on Operating Leases for further discussion of our operating lease obligations.

As of January 1, 2019, we also adopted ASU 2018-07 which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations. Since all of our share-based awards to nonemployees were fully vested before the adoption of ASU 2018-07, no cumulative-effect adjustment was recognized to the opening balance of retained earnings on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements.

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. With the adoption of this new rule on January 1, 2019, condensed statements of stockholders’ equity for the current and year-to-date reporting periods and the corresponding prior periods are presented.

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provides entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, using a modified retrospective approach. Early adoption is permitted. We plan to adopt ASU 2016-13 and related updates as of January 1, 2020. We do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. We plan to adopt ASU 2018-13 as of January 1, 2020. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, or ASU 2018-18. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

adoption is permitted. We plan to adopt ASU 2018-18 as of January 1, 2020. We do not expect the adoption of ASU 2018-18 to have a material impact on our financial statements given the termination of the Collaboration Agreement in September 2018.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$15,457	$—	$—	$15,457

Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Commercial paper (due in less than one year)	$42,000	$83	$(1)	$42,082
Corporate notes (due in less than one year)	92,546	155	(5)	92,696
Corporate notes (due in one to two years)	9,448	50	(1)	9,497
	$143,994	$288	$(7)	$144,275

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2018 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$7,003	$—	$—	$7,003

Restricted cash:
Certificate of deposit	$269	$—	$—	$269
Marketable securities:
Commercial paper (due in less than one year)	$57,594	$22	$(29)	$57,587
Corporate notes (due in less than one year)	95,238	7	(118)	95,127
Corporate notes (due in one to two years)	18,647	—	(65)	18,582
	$171,479	$29	$(212)	$171,296

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2019:
Commercial paper (due in less than one year)	$5,492	$(1)	$—	$—	$5,492	$(1)
Corporate notes (due in less than one year)	11,318	(4)	4,400	(1)	15,718	(5)
Corporate notes (due in one to two years)	1,053	(1)	—	—	1,053	(1)
	$17,863	$(6)	$4,400	$(1)	$22,263	$(7)
As of December 31, 2018:
Commercial paper (due in less than one year)	$22,628	$(29)	$—	$—	$22,628	$(29)
Corporate notes (due in less than one year)	66,557	(82)	14,221	(36)	80,778	(118)
Corporate notes (due in one to two years)	18,582	(65)	—	—	18,582	(65)
	$107,767	$(176)	$14,221	$(36)	$121,988	$(212)

The gross unrealized losses related to commercial paper and corporate notes as of June 30, 2019 and December 31, 2018 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of June 30, 2019 and December 31, 2018 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2019:
Money market funds(1)	$15,457	$—	$—	$15,457
Commercial paper(2)	—	42,082	—	42,082
Corporate notes(2)(3)	—	102,193	—	102,193
Equity investment(4)	—	582	—	582
Total	$15,457	$144,857	$—	$160,314
As of December 31, 2018:
Money market funds(1)	$7,003	$—	$—	$7,003
Commercial paper(2)	—	57,587	—	57,587
Corporate notes(2)(3)	—	113,709	—	113,709
Equity investment(4)	—	585	—	585
Total	$7,003	$171,881	$—	$178,884

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in other assets on our condensed balance sheets. See further discussion below of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. Upon receipt, the shares were recorded at a zero cost basis under the cost method of accounting. With the adoption of ASU 2016-01 on January 1, 2018, our equity investment in Sienna must be reported at fair value at each reporting date and any resulting change in fair value is recognized in our condensed statements of operations. As of June 30, 2019, the fair value of our shares in Sienna was $582,000. For the three months ended June 30, 2019 and 2018, we recognized a decrease in fair value of equity investment of $98,000 and $350,000, respectively, related to observable price changes. There was no change in the fair value of equity investment for the six months ended June 30, 2019, compared to a decrease in fair value of $475,000 for the comparable period in 2018, related to observable price changes. For the three and six months ended June 30, 2019, we also recognized a loss of $8,000 and $3,000, respectively, compared to a loss of $38,000 for each of the comparable periods in 2018, related to foreign currency translation, which are included in other expense in our condensed statements of operations.

3. FORMER COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Under the Collaboration Agreement, Janssen initiated two clinical trials of imetelstat: a Phase 2 trial in relapsed/refractory myelofibrosis, referred to as IMbark, and a Phase 2/3 trial in lower risk myelodysplastic syndromes, referred to as IMerge. Under the terms of the Collaboration Agreement, prior to the termination, development costs for IMbark and IMerge were shared between us and Janssen on a 50/50 basis, including costs related to patents licensed to Janssen.

Janssen terminated the Collaboration Agreement effective September 28, 2018. Upon the effective date of termination, we regained the global rights to the imetelstat program and plan to continue development of imetelstat on our own. As a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no further

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Under the termination provisions of the Collaboration Agreement, Janssen is required to provide certain operational support for the imetelstat program during transition of the program to us. As of May 14, 2019, we assumed the imetelstat investigational new drug, or IND, sponsorship from Janssen. In the second quarter of 2019, we assumed sponsorship in certain countries outside of the United States. We expect to obtain country-specific health authority and ethics committee approvals for change of sponsorship to us in the remaining countries outside of the United States on a country-by-country basis during the third quarter of 2019. The transition process is expected to be completed by the end of the third quarter of 2019, including transfer of the remaining non-clinical, manufacturing, and ex-U.S. clinical operational responsibilities from Janssen. Each company is responsible for its own costs incurred related to transition activities unless otherwise specified in the Collaboration Agreement. On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. Under the Supply Agreement, we will pay Janssen approximately $7,500,000 for drug product upon shipment of the product to our specified drug distribution centers, which is expected to occur in the third quarter of 2019. We have also agreed to pay up to approximately $6,700,000 for drug substance and raw materials upon testing and confirmation such materials meet certain specifications and expect such testing to occur in the third and fourth quarters of 2019. We are not obligated to purchase materials that do not pass testing and conform to our specifications.

Until the sponsorship responsibilities for imetelstat fully transfer from Janssen to us, Janssen will continue supporting ongoing clinical trials of imetelstat. Since September 28, 2018, our responsibility for imetelstat development costs incurred by Janssen, including continuing support of ongoing clinical trials of imetelstat, increased from 50% to 100%. As of June 30, 2019, the amount due to Janssen of $1,576,000 on our condensed balance sheet primarily represents the amount owed to Janssen for operational support of the imetelstat program for the three months ended June 30, 2019.

4. OPERATING LEASES

As described in Note 1 on Summary of Significant Accounting Policies – New Accounting Pronouncements Recently Adopted, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

Menlo Park Office Space Lease

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

The components of lease costs included in operating expenses in our condensed statements of operations were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating lease costs	$175	$348
Variable lease costs (1)	6	8
Total lease costs	$181	$356

(1)	Variable lease costs represent non-lease components, such as common area maintenance charges.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The operating lease liability on the condensed balance sheet reflects the present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we applied our incremental borrowing rate based on the information available as of the January 1, 2019 adoption date. As of June 30, 2019, future minimum payments under the operating lease were as follows (in thousands):

2019	$350
2020	58
Total lease payments	408
Less: imputed interest	(6)
Total	$402

As of June 30, 2019, the weighted average remaining lease term is 7 months and the weighted average discount rate used to determine the operating lease liability was 5%.

New Jersey Office Space Lease

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

We have performed an evaluation of our other contracts with vendors in accordance with Topic 842 and have determined that, except for the operating leases described above and a nominal financing lease for office equipment, none of our contracts contain a lease.

5. STOCKHOLDERS’ EQUITY

Authorized Common Stock

On June 6, 2019, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock from 300,000,000 shares to 450,000,000 shares. The foregoing amendment was approved by our stockholders at our 2019 annual meeting of stockholders held on June 6, 2019.

At Market Issuance Sales Agreements

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. During the six months ended June 30, 2018,  we completed the sale of the remaining common stock subject to the 2015 Sales Agreement and issued an aggregate of 13,195,106 shares of our common stock, resulting in net cash proceeds to us of approximately $47,651,000 after deducting sales commissions and other offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement.

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We pay B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. For the three and six months ended June 30, 2019, we sold an aggregate of 108,386 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $101,000, after deducting sales commissions and other offering expenses payable by us. For the three and six months ended June 30, 2018, we sold an aggregate of 9,447,026 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $36,208,000, after deducting sales commission and other offering expenses payable by us. The 2018 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2018 Sales Agreement and (b) May 18, 2021.

6. SUBSEQUENT EVENT

In July 2019, we sold an aggregate of 1,784,705 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $2,471,000, after deducting sales commissions and other offering expenses payable by us. For further discussion of the 2018 Sales Agreement, see Note 5 on Stockholders’ Equity.

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

Business Overview

We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of innovative therapeutics for hematologic myeloid malignancies. We have global rights to imetelstat, a first-in-class telomerase inhibitor, which was discovered and developed at Geron. We believe clinical data from two Phase 2 clinical trials of imetelstat (IMerge, for patients with lower risk myelodysplastic syndromes, or MDS, and IMbark, for patients with relapsed/refractory myelofibrosis, or MF, as discussed in detail below) initiated by Janssen Biotech, Inc., or Janssen, support further development of imetelstat in hematologic myeloid malignancies. In May 2019, we assumed the imetelstat investigational new drug, or IND, sponsorship from Janssen upon which we became sponsors of the ongoing IMerge and IMbark clinical trials of imetelstat in the United States.

Based on the data from the Phase 2 portion of IMerge, we plan to open patient screening and enrollment in a Phase 3 clinical trial (Part 2 of IMerge) in August 2019. We plan to conduct an End of Phase 2 meeting with the United States Food and Drug Administration, or the FDA, by the end of the first quarter of 2020 to discuss the IMbark Phase 2 data and regulatory strategies for potential approval of imetelstat in relapsed/refractory MF, and will subsequently provide a decision regarding late-stage development of imetelstat in relapsed/refractory MF, if any.

IMerge (Phase 2/3 Clinical Trial) in Lower Risk Myelodysplastic Syndromes (MDS)

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk, also referred to as lower risk MDS who are relapsed after or refractory to prior treatment with erythropoiesis stimulating agents, or ESAs. Part 1 of IMerge was designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion every four weeks in approximately 30 patients. The first patient was dosed in January 2016. To be eligible for the Phase 2 portion of IMerge, patients were required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight week period during the 16 weeks prior to entry into the trial.

The primary efficacy endpoint of IMerge is the rate of RBC transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients without RBC transfusion during any consecutive eight weeks since entry into the trial, or 8-week RBC-TI rate. Key secondary endpoints include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement-erythroid, or HI-E, defined as the proportion of patients with a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving Complete Response, or CR, or Partial Response, or PR, according to the 2006 International Working Group, or IWG, criteria for MDS; the amount and relative change in RBC transfusions; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of overall survival and time to progression to acute myeloid leukemia, or AML.

Thirty-two patients were initially enrolled in the Phase 2 portion of IMerge, of which a cohort of 13 patients had not received prior treatment with either an hypomethylating agent, or HMA, or lenalidomide and did not have a deletion 5q chromosomal abnormality, also known as non-del(5q). Preliminary data from the Phase 2 portion of IMerge were presented at the European Hematology Association, or EHA, Annual Congress in June 2018. These data showed that the 13-patient initial cohort exhibited an increased rate and durability of transfusion independence versus the overall trial population (8-week RBC-TI rate: 54% vs. 34%). The safety profile in the Phase 2 portion of IMerge was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most frequently reported adverse events were cytopenias, which were predictable, manageable and reversible, in most cases, including Grade 3 and 4, or severe, neutropenia and thrombocytopenia. In addition, reported adverse events did not differ significantly between the overall trial population and the 13-patient initial cohort.

To increase the clinical experience and confirm the benefit-risk profile of imetelstat from the 13-patient initial cohort, Janssen expanded new patient enrollment in the Phase 2 portion of IMerge and enrolled 25 additional patients in an expansion cohort. In November 2017, the first patient was dosed in the expansion cohort and enrollment was completed in February 2018.

The combined initial cohort of 13 patients and the expansion cohort of 25 patients (n=38) represent a target patient population of transfusion dependent, non-del(5q) lower risk MDS patients who were relapsed or refractory to ESAs and naïve to HMA and lenalidomide treatment. These patients depend on serial RBC transfusions to manage anemia and fatigue. Moreover, dependency on RBC transfusions is associated with iron overload leading to secondary organ complications which results in poor survival. Therefore, the ultimate goal for most clinical trials in lower risk MDS is to enable patients to become transfusion independent for as long as possible. Preliminary data from the combined initial and expansion cohorts (n=38) were reported at the 60th American Society of Hematology, or ASH, Annual Meeting in December 2018.

Recently Reported Clinical Data from the Phase 2 Portion of IMerge

In June 2019, an oral presentation was made at the EHA Annual Congress meeting reporting updated efficacy and safety data for an aggregate of 38 patients from the combined initial and expansion cohorts of the Phase 2 portion of IMerge. In the EHA presentation, data were reported using a clinical cut-off date of April 30, 2019. The 8-week RBC-TI rate for the combined cohorts was 42% (16/38) and 29% (11/38) of patients achieved a durable response with 24-week RBC-TI. The median duration of RBC-TI was 85.9 weeks (range: 8.0-140.9). The median follow-up was 15.7 months and the median treatment duration was 8.5 months (range:  0.02-37.5). The median number of treatment cycles was 9.0 (range: 1-39) and the median dose intensity was 95.2% of the dose of 7.5 mg/kg every four weeks. The baseline characteristics of the 38 patients highlight the high transfusion burden of these patients, with a median baseline transfusion burden of 8 units per 8 weeks, and with the majority of the patients having received more than 4 units per 8 weeks prior to study entry.

Patient Baseline Characteristics	n=38
Median age (range), years	71.5 (46-83)
Male, n (%)	25 (66%)
Eastern Cooperative Oncology Group (ECOG) Performance Standard 0-1, n (%)	34 (89%)
International Prognostic Scoring System risk, n (%) Low Intermediate-1	24 (63%) 14 (37%)
Baseline median RBC transfusion burden (range), units/8 weeks Patients with >4 units/8 weeks at baseline, n (%)	8 (4-14) 35 (92%)
World Health Organization 2001 category, n (%) Refractory Anemia with Ringed Sideroblasts (RARS) or Refractory Cytopenia with Multilineage Dysplasia and Ringed Sideroblasts (RCMD-RS) All others	27 (71%) 11 (29%)
Prior ESA use, n (%)	34 (89%)
Serum erythropoietin (sEPO) > 500 mU/mL, n (%)	12[a] (32%)

a Of the 37 patients with sEPO levels reported.

Key efficacy data reported in the June 2019 EHA presentation are summarized in the table below:

Key Efficacy Outcomes	n=38
Rate of 8-week RBC-TI, n (%)	16 (42%)
Rate of 24-week RBC-TI, n (%)	11 (29%)
Median time to onset of RBC-TI (range), weeks	8.3 (0.1-40.7)
Median duration[a] of RBC-TI (range), weeks	85.9 (8.0-140.9)
Hematologic improvement-erythroid, or HI-E, n (%) ≥1.5 g/dL increase in hemoglobin lasting ≥ 8 weeks Transfusion reduction by ≥ 4 units/8 weeks	26 (68%) 12 (32%) 26 (68%)
Mean relative reduction of RBC transfusion burden from baseline, %	-68%

a Kaplan Meier method

As summarized in the table below, the safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. Reversible and manageable Grade 3/4 neutropenias and cytopenias were reported in 61% and 55% of the patients, respectively, and they were without significant clinical consequences. Furthermore, 91% of the observed Grade 3/4 neutropenias and 92% of the observed Grade 3/4 thrombocytopenias were reversible within four weeks. Most frequent non-hematologic toxicities are listed in the table below. Grade 3 liver function test, or LFT, elevations reported in the trial were reversible.

Treatment Emergent Adverse Events (TEAE)	All Grades n=38 (n, %)	Grade 3/4 n=38 (n, %)
Hematologic Adverse Events
Thrombocytopenia	25 (66%)	23 (61%)
Neutropenia	22 (58%)	21 (55%)
Anemia	10 (26%)	8 (21%)
Non-Hematologic Adverse Events
Back Pain[a]	7 (18%)	0
Alanine Aminotransferase increased	7 (18%)	2 (5%)
Aspartate Aminotransferase increased	6 (16%)	3 (8%)
Bronchitis	6 (16%)	3 (8%)
Other Adverse Events[b]	6 (16%)	0
Headache	6 (16%)	1 (3%)

a In 3/7 (43%) patients back pain was an adverse event associated with infusion-related reaction.

b nasopharyngitis, diarrhea, constipation, edema peripheral and asthenia.

Planned Phase 3 Clinical Development for Imetelstat

Based on the results of the Phase 2 portion of IMerge, we intend to continue the development of imetelstat in lower risk MDS. In doing so, we will be leveraging the prior experience of several members of our newly recruited clinical/regulatory development team with imetelstat gained during the Phase 2 portion of the trial, as well as their broader experience developing other oncology products. In August 2019, we plan to open patient screening and enrollment in the Phase 3 portion of IMerge. The planned Phase 3 portion of IMerge is designed as a double-blind, randomized, placebo-controlled trial of approximately 170 patients to evaluate imetelstat in non-del(5q) lower risk MDS patients who are transfusion dependent, are relapsed after or refractory to prior treatment with an ESA, and have not received treatment with either an HMA or lenalidomide. This is the same patient population as the target patient population in the Phase 2 portion of IMerge. Moreover, the dose of imetelstat, as well as the primary and secondary endpoints, will be the same as those used in the Phase 2 portion of IMerge. In addition, many of the clinical trial sites that participated in the Phase 2 portion of IMerge will be participating in the Phase 3 portion of IMerge.

IMbark (Phase 2 Clinical Trial) in Relapsed/Refractory Myelofibrosis (MF)

Trial Design

IMbark was designed as a Phase 2 clinical trial to evaluate two doses of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in approximately 200 patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a janus kinase, or JAK, inhibitor, or relapsed/refractory MF. In December 2018, at the ASH Annual Meeting, with a clinical cut-off date of October 22, 2018 and a median follow-up of 27.4 months (range: 0.2-33.0), we reported a median overall survival, or OS, for the 9.4 mg/kg dosing arm of 29.9 months. In May 2019 with a clinical cut-off date of April 30, 2019, we reported a median OS in the 9.4 mg/kg dosing arm of 28.1 months. Our data compare favorably to the median overall survival of 14 to 16 months reported in medical literature for patients previously treated with JAK inhibitors.

Recently Reported Comparative Analyses of IMbark Data and Real-World Data

Statistical analyses comparing IMbark clinical trial data to closely matched real-world data, or RWD, were recently presented in a poster presentation at the EHA Annual Congress meeting in June 2019. The goal of the analyses was to further assess the potential OS benefit of imetelstat in relapsed/refractory MF patients treated with 9.4 mg/kg in IMbark compared to a closely matched patient population from RWD who were treated with best available therapy, or BAT.

The RWD were collected at the Moffitt Cancer Center from patients who had discontinued treatment from a JAK inhibitor and were subsequently treated with BAT. To mimic the effect of randomization and improve comparability, a propensity score analysis approach was taken to match individual patients within each of the datasets to balance the populations with respect to baseline characteristics and prognostic factors that may impact OS. Guidelines for inclusion and exclusion criteria as defined in the IMbark clinical protocol and the following baseline patient characteristics were used for matching purposes:

•	Age
•	Platelet count
•	Time from diagnosis to JAK inhibitor discontinuation
•	JAK inhibitor duration
•	Spleen size
•	Janus Kinase-2 mutation
•	Sex
•	Dynamic International Prognostic Scoring System score
•	ECOG performance status
•	MF type
•	Transfusion status

Of the 59 patients treated with imetelstat 9.4 mg/kg in IMbark, two could not be matched with RWD and were excluded from the analyses. Similarly, of the 96 patients treated with BAT from RWD, 58 patients did not meet the matching criteria. Therefore, the populations used for the analyses consisted of 57 patients from IMbark and 38 patients from RWD. Using the data from these matched populations prior to statistical adjustments, the calculated median OS was 33.8 months for the imetelstat-treated patients and 12.0 months for the patients from RWD treated with BAT, resulting in a hazard ratio of 0.35 and a p-value of 0.0003, as shown in the table below.

A propensity score analysis approach was used for each of the datasets and two statistical adjustment methods were applied to calculate median OS for each of the datasets (ATO and sIPTW, as indicated in the table below). Based on either of the statistical adjustment methods used, median OS of 30.7 months was reported for the imetelstat-treated patients. This was more than double the median OS of 12.0 months for patients from RWD treated with BAT. The hazard ratios for all three statistical methods were similar (0.33-0.35). Based on hazard ratios, there was a 65% to 67% lower risk of death for patients treated with imetelstat, compared to closely matched patients from RWD treated with BAT in relapsed/refractory MF.

			Statistical Adjustment Methods
	Unadjusted Statistical Method		Average Treatment Effect for Overlap Population (ATO)		Stabilized Inverse Probability Treatment Weighting (sIPTW)
Main Analysis	Imetelstat (IMbark)	RWD BAT (Moffitt)	Imetelstat (IMbark)	RWD BAT (Moffitt)	Imetelstat (IMbark)	RWD BAT (Moffitt)
Median overall survival	33.77 months	12.04 months	30.69 months	12.04 months	30.69 months	12.04 months
Hazard ratio	0.35		0.35		0.33
P-value	0.0003		0.0019		0.0003

Two sensitivity analyses were conducted on the datasets to assess the potential impact on OS as a result of early deaths post-JAK inhibitor discontinuation observed in RWD and the use of hematopoietic stem cell transplantation as a subsequent therapy. The results of the sensitivity analyses were consistent with results from the main analysis.

While we believe these analyses suggest favorable OS for imetelstat-treated relapsed/refractory MF patients compared to BAT in closely matched patients from RWD, comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any future clinical trial results of imetelstat in relapsed/refractory MF.

Potential Late-Stage Development in Relapsed/Refractory MF

We have recently refined our strategies for potentially pursuing regulatory approval of imetelstat in relapsed/refractory MF. As a result, we plan to perform analyses necessary to support these strategies for future potential discussions with regulatory authorities. We believe the results of these analyses may enhance the potential for reaching agreement with the FDA on a timely and cost-effective regulatory strategy for imetelstat in relapsed/refractory MF. We plan to conduct an End of Phase 2 meeting with the FDA by the end of the first quarter of 2020. Subsequent to the End of Phase 2 meeting, we expect to provide a decision regarding late-stage development of imetelstat in relapsed/refractory MF, if any. This decision will be influenced by, among other things, our assessment of what would be required to achieve clinical and regulatory success in relapsed/refractory MF, including the cost and duration of any potential clinical trials required for regulatory approvals in the United States and European Union.

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

Under the termination provisions of the Collaboration Agreement, Janssen is required to provide certain operational support for the imetelstat program through September 2019 during transition of the program to us. Each company is responsible for its own costs incurred related to transition activities unless otherwise specified in the Collaboration Agreement. As of May 14, 2019, we assumed the imetelstat U.S. IND sponsorship from Janssen, upon which we became sponsors of the ongoing IMerge and IMbark clinical trials of imetelstat in the United States, and we assumed sponsorship in certain countries outside of the United States in the second quarter of 2019. We expect to obtain country-specific health authority and ethics committee approvals for change of sponsorship to us in remaining countries outside of the United States on a country-by-country basis during the third quarter of 2019. We expect the program transition to be completed by the end of September 2019, including the transfer of the remaining non-clinical, manufacturing and ex-U.S. clinical and regulatory responsibilities from Janssen. In June 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. Under the Supply Agreement, we will pay Janssen approximately $7.5 million for drug product upon shipment of the product to our specified drug distribution centers, which is expected to occur in the third quarter of 2019. We have also agreed to pay up to approximately $6.7 million for drug substance and raw materials, upon testing, which we expect to occur in the third and fourth quarters of 2019, and confirmation that such materials meet certain specifications. We are not obligated to purchase materials that do not pass testing and conform to our specifications.

Until the sponsorship responsibilities for imetelstat in countries outside of the United States fully transfer from Janssen to us, Janssen will continue supporting IMbark and the Phase 2 portion of IMerge. Patients currently enrolled in IMbark and the Phase 2 portion of IMerge continue to receive treatment and follow-up under the respective trial protocols. After September 28, 2018, the effective termination date of the Collaboration Agreement, our responsibility for imetelstat development costs, including ongoing support of IMbark and the Phase 2 portion of IMerge, and costs for the prosecution of patents that were licensed to Janssen under the Collaboration Agreement increased from 50% to 100%.

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

Financial Overview

We had approximately $162.3 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities as of June 30, 2019. We will require substantial additional capital in order to further advance the imetelstat program, including conducting the research and development and clinical and regulatory activities necessary to bring imetelstat to market, such as completing the planned Phase 3 portion of IMerge and potential clinical trials in other indications, and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2019, we had an accumulated deficit of approximately $1.0 billion. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. In addition, as a result of the termination of the Collaboration Agreement, we expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we undertake sole financial responsibility for the imetelstat development program. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of the new accounting pronouncement on January 1, 2019 as described below.

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

New Accounting Pronouncement – Recently Adopted

Leases

We adopted Topic 842 on January 1, 2019 using the modified retrospective approach as allowed under ASU 2018-11, and we elected to utilize the available practical expedients. Financial results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

In connection with the adoption of Topic 842 as of January 1, 2019, we recorded an operating lease, right-of-use asset and a corresponding operating lease liability for the net present value of remaining lease payments of our current operating lease for our office space in Menlo Park. To calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use asset for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The adoption of Topic 842 did not have a material impact on our condensed statements of operations. See Note 4 on Operating Leases in Notes to Condensed Financial Statements of this Form 10-Q for further discussion of our operating lease obligation.

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

We recognized license fee revenues of $18,000 in each of the periods for the three and six months ended June 30, 2019, compared to $92,000 and $340,000 for the same periods in 2018 related to our various agreements. The decrease in license fee revenues for the three and six months ended June 30, 2019 compared to the same periods in 2018 reflects a reduction in the number of active license agreements in 2019 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology as a result of patent expirations on the underlying technology. We recognized royalty revenues of $83,000 and $140,000 for the three and six months ended June 30, 2019, respectively, compared to $116,000 and $186,000 for the same periods in 2018. The decrease in royalty revenues for the three and six months ended June 30, 2019 compared to the same periods in 2018 reflects expiration of licenses which eliminated the obligation to pay royalties on product sales.

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

Research and Development Expenses

During the three and six months ended June 30, 2019 and 2018, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2019, direct external expenses included costs for our contract research organization, or CRO, consultants and other clinical-related vendors and 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. For the three and six months ended June 30, 2018, direct external expenses primarily consisted of our 50% share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $10.1 million and $16.0 million for the three and six months ended June 30, 2019, respectively, compared to $3.2 million and $5.6 million for the same periods in 2018. The increase in research and development expenses for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily reflects higher direct external costs for clinical development activities. Such costs included: a) fees to our CRO, consultants and other clinical-related vendors for imetelstat program transition; b) start-up expenses for the planned Phase 3 portion of IMerge; and c) 100% reimbursement to Janssen for operational support of the imetelstat program. In addition, increased personnel-related expenses for additional development headcount have been incurred in 2019 compared to 2018.

Research and development expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Direct external expenses	$6,827	$2,444	$10,918	$4,331
Personnel-related expenses	2,617	623	4,139	1,037
All other expenses	690	137	983	276
Total research and development expenses	$10,134	$3,204	$16,040	$5,644

Since cost sharing between Janssen and us for imetelstat clinical development ceased on September 28, 2018, the effective date of termination of the Collaboration Agreement, we expect research and development expenses to increase in future periods as we undertake sole financial responsibility for the imetelstat development program, including all ongoing or potential future clinical trials, engage third parties and other service providers to conduct clinical trials of imetelstat, and hire additional senior personnel to oversee the program. Under the terms of the Collaboration Agreement, Janssen is required to provide operational support for the imetelstat program, including continuing to support ongoing imetelstat clinical trials, during transition of the program to us. We reimburse Janssen for 100% of the costs for such operational support. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, are being incurred by each company, unless otherwise specified in the Collaboration Agreement. We expect the program transition to be completed by the end of September 2019.

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

General and Administrative Expenses

General and administrative expenses were $5.2 million and $10.6 million for the three and six months ended June 30, 2019, respectively, compared to $4.2 million and $9.6 million for the same periods in 2018. The increase in general and administrative expenses for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily reflects higher corporate and patent legal costs and additional personnel to support operational activities. We expect general and administrative expenses to increase in the future since the cost sharing between Janssen and us for patent prosecution expenses related to the imetelstat program ceased upon termination of the Collaboration Agreement, and we expect to continue to hire additional personnel to support our operations.

Interest and Other Income

Interest and other income was $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively, compared to $717,000 and $1.1 million for the same periods in 2018. The increase in interest and other income for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily reflects higher yields on our marketable securities portfolio and the increase in the size of our marketable securities portfolio resulting from the receipt of net cash proceeds from issuances of common stock pursuant to our At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, and our At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, in the first half of 2018. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, we remeasure the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna, at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended June 30, 2019 and 2018, the decrease in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $98,000 and $350,000, respectively. There was no change in the fair value of equity investment for the six months ended June 30, 2019, compared to a decrease of $475,000 for the same period in 2018. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility that could adversely affect our future operating results.

Other Expense

Other expense was $30,000 and $48,000 for the three and six months ended June 30, 2019, respectively, compared to $59,000 and $77,000 for the same periods in 2018. Other expense reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three and six months ended June 30, 2019 included a loss of $8,000 and $3,000, respectively, related to foreign currency translation for our equity investment in Sienna, compared to a loss of $38,000 for each of the comparable 2018 periods. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $162.3 million, compared to $182.1 million at December 31, 2018. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the six months ended June 30, 2019 was the result of cash being used for operations. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we expect to experience negative cash flow for the foreseeable future as we undertake sole financial responsibility for the development of the imetelstat program.

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

In August 2015, we entered into the 2015 Sales Agreement with MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50 million. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. From January 2018 through April 2018, we sold an aggregate of 13,195,106 shares of our common stock under the 2015 Sales Agreement, resulting in net cash proceeds to us of approximately $47.7 million after deducting sales commissions and other offering expenses payable by us. Under the 2015 Sales Agreement, we sold a cumulative total of 13,809,336 shares of our common stock resulting in net cash proceeds to us of approximately $48.7 million after deducting sales commissions and other offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement.

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. From May 2018 through July 2018, we sold an aggregate of 10,083,079 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $38.4 million after deducting sales commissions and other offering expenses payable by us. From May 2019 through July 2019, we sold an aggregate of 1,893,091 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $2.6 million after deducting sales commissions and other offering expenses payable by us. As of July 31, 2019, approximately $57.8 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021.

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
•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as the End of Phase 2 meeting with FDA planned to be conducted by the end of the first quarter of 2020, and obtaining regulatory clearances and approvals in the United States and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing of building a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;

•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation; and
•	the costs of maintaining and operating facilities in California and New Jersey, including higher expenses for travel, telecommunications and administrative oversight.

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

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2019 and 2018 was $21.5 million and $11.9 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2019 compared to the same period in 2018 primarily reflects higher payments for research and development expenses in connection with the transition of the imetelstat program from Janssen to us, start-up activities for the Phase 3 portion of IMerge and increases in development headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2019 was $28.4 million. Net cash used in investing activities for the six months ended June 30, 2018 was $69.2 million. The increase in net cash provided by investing activities in 2019 compared to 2018 primarily reflects a higher rate of maturities than purchases of marketable securities in 2019.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $243,000 and $83.9 million, respectively. In the second quarter of 2019, we sold an aggregate of 108,386 shares of our common stock for net cash proceeds of approximately $101,000, after deducting sales commissions and other offering expenses payable by us, under the 2018 Sales Agreement with B. Riley FBR. In the first six months of 2018, we sold 22,642,132 shares of our common stock for net cash proceeds of approximately $83.9 million, after deducting sales commissions and other offering expenses payable by us, under the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR. See Note 5 on

Stockholders’ Equity in Notes to Condensed Financial Statements of this Form 10-Q for additional information about the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR.

Contractual Obligations

Our future minimum contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

In June 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. Under the Supply Agreement, we will pay Janssen approximately $7.5 million for drug product upon shipment of the product to our specified drug distribution centers, which is expected to occur in the third quarter of 2019. We have also agreed to pay up to approximately $6.7 million for drug substance and raw materials upon testing and confirmation such materials meet certain specifications and expect such testing to occur in the third and fourth quarters of 2019. We are not obligated to purchase materials that do not pass testing and conform to our specifications.

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey. The initial term of the lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the lease without cause as of the 103rd month anniversary of the commencement date of the lease. We have not yet occupied the space as it is being renovated for our use. The lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose, which we expect to occur by the end of the third quarter of 2019. Upon the commencement of the lease, the aggregate minimum future lease payments for the initial lease term is approximately $3.7 million, net of a seven-month rent abatement period. Under the lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance.

Other than as described above, during the six months ended June 30, 2019, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for imetelstat on a timely basis, or at all.*

Imetelstat is our sole product candidate, upon whose success we are wholly dependent. We do not have any other products or product candidates. Our ability to develop imetelstat to and through regulatory approval and potential commercial launch is subject to significant risks and uncertainties, including, among other things, our ability to:

•	open patient screening and enrollment in the planned Phase 3 portion of IMerge for imetelstat in patients with lower risk MDS in August 2019, or at all;
•

proceed with further clinical development, or identify a feasible registration pathway, if any, for imetelstat in patients with Intermediate-2 or High risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF;

•

successfully perform the analyses necessary to support our recently refined strategies for potential regulatory approval in relapsed/refractory MF, and satisfactorily provide to the FDA the data or analyses they require in order to conduct an End of Phase 2 meeting by the end of the first quarter of 2020;

•

obtain sufficient feedback from the End of Phase 2 meeting with the FDA by the end of the first quarter of 2020 to enable us to make a timely decision regarding late-stage development of imetelstat in relapsed/refractory MF, if any;

•	cause the IND for imetelstat to be maintained without such IND being placed on full or partial clinical hold by the United States Food and Drug Administration, or FDA;
•

generate additional safety and efficacy data from current clinical trials of imetelstat, including the Phase 2 portion of IMerge and IMbark, and potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, providing a positive benefit-risk profile that supports the continued and future development of imetelstat in hematologic myeloid malignancies;

•	ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•

develop clinical plans for, and successfully commence, enroll and complete, potential future clinical trials of imetelstat in hematologic myeloid malignancies, including the planned Phase 3 portion of IMerge;

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
•

maintain adequate financial resources, including obtaining funding necessary to conduct our operations, to advance imetelstat to and through potential future clinical trials, including the planned Phase 3 portion of IMerge, regulatory approval and potential commercial launch; and

•

recruit and retain personnel to support the development of imetelstat, including completion of the planned Phase 3 portion of IMerge and potential clinical development of imetelstat in other indications.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Commencement of potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, and completion of the extension phase of IMbark and the Phase 2 portion of IMerge, could be interrupted, further delayed or abandoned for a variety of reasons.*

Currently, there are two ongoing clinical trials of imetelstat, the extension phase of IMbark and the Phase 2 portion of IMerge. Completion of these clinical trials, and the commencement of any potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

•	the comprehensive transition of the imetelstat program from Janssen to us, as discussed in more detail under the heading, “Risks Related to Transition of the Imetelstat Program from Janssen to Geron”;
•

demonstrating sufficient safety and efficacy of imetelstat in current clinical trials, including the Phase 2 portion of IMerge and the extension phase of IMbark, and any potential future clinical trials, including the planned Phase 3 portion of IMerge, without safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues in addition to those that have been observed to date in previous or ongoing clinical trials related to imetelstat, whether or not in the same indications or therapeutic areas;

•

obtaining or maintaining regulatory clearances in the United States or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, cause the anticipated commencement of screening and enrollment of the planned Phase 3 portion of IMerge to be delayed beyond August 2019 or prevent us from commencing, conducting or completing the planned Phase 3 portion of IMerge;

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

•

determining a feasible registration path, if any, for imetelstat in relapsed/refractory MF, after performing analyses necessary to support recently refined strategies for potential regulatory approval and conducting an End of Phase 2 meeting with the FDA by the end of the first quarter of 2020;

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

•	ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential Phase 3 clinical trials and commercialization;
•	obtaining sufficient quantities of any study-related treatments, materials (including comparator products, placebo or combination therapies) or ancillary supplies;
•	obtaining acceptance by regulatory authorities of manufacturing changes, as well as successfully implementing any such manufacturing changes;
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

•

obtaining timely review and clearances by regulatory authorities outside of the United States for the transfer of sponsorship to Geron, or protocol amendments which may be sought for the planned Phase 3 portion of IMerge and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, cause the expected commencement of screening and enrollment of the planned Phase 3 portion of IMerge to be delayed beyond August 2019 or prevent us from commencing, conducting or completing the planned Phase 3 portion of IMerge; and

•

obtaining institutional review boards or ethics committee approvals for the transfer of sponsorship to Geron, or other clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the planned Phase 3 portion of IMerge, which could, for example, cause the expected commencement of screening and enrollment of the planned Phase 3 portion of IMerge to be delayed beyond August 2019 or prevent us from commencing, conducting or completing the planned Phase 3 portion of IMerge.

Failures or delays with respect to any of these events could adversely affect our ability to commence, conduct and complete potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.*

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge. For example, adverse events and dose-limiting toxicities observed in previous clinical trials of imetelstat include:

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

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge, additional or more severe toxicities or safety issues, including additional serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, since additional data are being generated from the Phase 2 portion of IMerge, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by Janssen, or by us, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities;

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

Results obtained in prior non-clinical studies and clinical trials do not predict success in later clinical trials. Likewise, preliminary data or statistical analyses from clinical trials should be considered carefully and with caution since final data may be materially different from preliminary data or statistical analyses, particularly as more patient data become available.*

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. We cannot be certain that any of the prior, current or potential future clinical trials of imetelstat will generate sufficient, consistent or adequate efficacy and safety data demonstrating a positive benefit-risk profile, which would be necessary to obtain regulatory approval to market imetelstat in any indication. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials. Other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

Safety and efficacy data from previous or current imetelstat clinical trials in hematologic myeloid malignancies should not be relied upon as predictive or indicative of future clinical trial results. For example, complete and partial remissions observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, suggested potential disease-modifying activity of imetelstat in the MF patient population enrolled in the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in a Phase 3 clinical trial comparing imetelstat to a control therapy, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed. Likewise, although the statistical analyses comparing IMbark data to closely matched real-world data, or RWD, recently reported at the EHA Annual Congress meeting in June 2019, suggest favorable overall survival for imetelstat-treated relapsed/refractory MF patients compared to best available therapy using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any future clinical trial results of imetelstat in relapsed/refractory MF.

Similarly, in the Phase 2 portion of IMerge, the initial data review for the expansion cohort that was conducted by Janssen in the second quarter of 2018, which Janssen called a “data snapshot,” exhibited 8-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited 8-week RBC-TI rate of 54% resulting in an overall 8-week RBC-TI rate of 37% for the combined cohorts. We believe the observed difference in 8-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported 8-week RBC-TI rate in June 2019 is higher since the “data snapshot”, we cannot assure you that the 8-week RBC-TI rate reported for the combined cohorts in the Phase 2 portion of IMerge will improve further with longer follow-up, or at all, or that the 8-week RBC-TI rate of patients to be enrolled in the planned Phase 3 portion of IMerge, if any, will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts. In this regard, because patients remaining in the treatment phase in the Phase 2 portion of IMerge continue to receive imetelstat, data continue to be generated from the trial and will continue to evolve until all patients have ceased treatment. More mature data that may be reported from the Phase 2 portion of IMerge in the future may materially differ from data previously reported. Thus, the reported data should be considered carefully and with caution.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge, efficacy and safety data continue to be generated. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the commencement, completion and potential success of the planned Phase 3 portion of IMerge, or could cause us to abandon further development of imetelstat entirely. Data from the planned Phase 3 portion of IMerge could materially differ from the overall conclusions reported for the Phase 2 portion of IMerge. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy results observed in earlier clinical trials, or may reveal safety concerns that were not identified in smaller or shorter trials, any of which could adversely affect future development prospects of imetelstat.

From time-to-time, safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or Janssen. For example, preliminary data from the Phase 2 portion of IMerge was reported at the ASH Annual Meetings in December 2017 and December 2018, and at the EHA Annual Congress meetings in June 2018 and June 2019. We expect similar reports or announcements of safety and efficacy data from us or clinical investigators as data matures in current imetelstat clinical trials and from potential future clinical trials. Preliminary or interim results may not be reproduced in any potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. For example, if we experience difficulties in retaining patients in follow-up in the extension phase of IMbark, our ability to continue to assess overall survival, or OS, would be adversely affected. If we experience difficulties in retaining patients in the treatment or follow-up phase of the Phase 2 portion of IMerge, our ability to continue to assess the durability of RBC-TI responses would be adversely affected. In addition, we may encounter challenges in enrolling and retaining patients in potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, for a variety of reasons. The enrollment and retention of patients depends on many factors, including:

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

Although we recently have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have no experience in conducting large-scale, late-stage clinical trials, such as the planned Phase 3 portion of IMerge, nor do we have experience with activities that would be required for the commercialization of imetelstat, should we receive future regulatory approval to do so. We cannot be certain that we will be able to commence, enroll, conduct or complete the planned Phase 3 portion of IMerge, or any other future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials require additional financial resources and certain internal development experience that we are seeking to develop, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

We also do not have commercialization capabilities. Developing an internal sales, marketing and distribution capability would be an expensive and time-consuming process, and will require additional management expertise. We may not be able to negotiate and enter into third-party marketing and distribution agreements on terms that are economically attractive, or at all. Even if we do enter into such agreements, third-party marketers and distributors may not successfully market or distribute our sole product candidate, imetelstat.

Our inability to successfully commence, enroll, conduct and complete large-scale, late-stage clinical trials, such as the planned Phase 3 portion of IMerge or future similar trials, or to successfully establish commercialization capabilities for imetelstat if we receive future regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.*

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties with whom we contract for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained a CRO to support our imetelstat clinical development activities, including the planned Phase 3 portion of IMerge, and any failure by our CRO to perform its contractual obligations, or disputes with our CRO about the quality of its performance or other matters, could cause the expected commencement of screening and enrollment of the planned Phase 3 portion of IMerge to be delayed beyond August 2019 or prevent us from commencing, conducting or completing the planned Phase 3 portion of IMerge, or could otherwise further delay or halt our imetelstat clinical development activities. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

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

RISKS RELATED TO TRANSITION OF THE IMETELSTAT PROGRAM FROM JANSSEN TO GERON

Encountering delays or difficulties in transitioning the imetelstat program from Janssen to us would prevent us from timely developing imetelstat, or preclude us from developing imetelstat at all, which could severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Although in May 2019, Janssen transferred the imetelstat investigational new drug, or IND, sponsorship to us, and we assumed sponsorship in certain countries outside of the United States in the second quarter of 2019, there are many remaining responsibilities that must also be transitioned to us under the terms of the Collaboration Agreement. Although we expect that the transition will proceed until the end of September 2019, and will include the transfer of all ongoing clinical, regulatory, medical affairs and non-clinical activities to us, these responsibilities may not be transitioned to us on a timely basis, or at all. For example, we expect to obtain country-specific health authority and ethics committee approvals for a change of sponsorship to us in remaining countries outside of the United States on a country-by-country basis during the third quarter of 2019; however, these approvals may not occur on a timely basis, or at all. Moreover, although we have entered into a supply agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing, the material may not meet our specifications, or Janssen may fail to ship the material to us on a timely basis, or at all.

Our future clinical development plans for imetelstat substantially depend on the timely and comprehensive transition of the imetelstat program from Janssen to us. Delays in completing the transition activities, failure to obtain the necessary regulatory approvals for the transition in all jurisdictions, failure by us or our contractors to successfully assume all clinical trial responsibilities, and/or unwillingness and/or inability by Janssen to fully perform all of the transition activities and its obligations to us under the Supply Agreement will further delay or preclude the clinical development of imetelstat, increase our operating costs and thereby negatively impact our financial results, as well as harm imetelstat’s future prospects, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.

During the remainder of the transition period, we will remain dependent on Janssen for several key operational development areas. Poor or incomplete performance by Janssen in these areas could severely and adversely affect imetelstat’s future value and our business and business prospects, and might cause us to cease operations.*

During the remainder of the transition period, we will remain dependent on Janssen to perform certain activities related to imetelstat, which subjects us to a number of risks, including:

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
•

failure by Janssen to comply with applicable regulatory guidelines could result in our inability to assume regulatory responsibility in all countries outside of the United States, and to plan for and commence future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, or could result in administrative or judicially imposed sanctions on us, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of manufacturing activities, and the potential refusal to approve any new drug applications;

•

our ability to maintain the IND for imetelstat and to submit required regulatory reports within required timelines may be compromised if Janssen is not fully cooperative in transferring all data and information from the imetelstat program, including IMbark and IMerge, to us;

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. Significant additional research, non-clinical testing and clinical testing is required before we can file any application with the FDA or other regulatory authorities for regulatory approval of imetelstat. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be developed in potential future clinical trials, including the planned Phase 3 portion of IMerge, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more future clinical trials of imetelstat in hematologic myeloid malignancies, including the planned Phase 3 portion of IMerge, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat.

If our interpretation of safety and efficacy data obtained from non-clinical studies and clinical trials varies from interpretations by the FDA or regulatory authorities in other countries, this would likely further delay, limit or prevent further development and approval of imetelstat. For example, we are planning to conduct an End of Phase 2 meeting with the FDA by the end of the first quarter of 2020 to discuss regulatory strategies for potential approval of imetelstat in relapsed/refractory MF. In preparation for that meeting, we plan to perform analyses to support our proposed strategies. The FDA may require more or different data or analyses than what has been generated or that we plan to generate in the future, which would further delay our decision regarding, or may preclude altogether, any late-stage development of imetelstat in relapsed/refractory MF. In addition, delays or rejections of regulatory approvals, or limitations in marketing authorizations, may be encountered as a result of changes in the regulatory environment or regulatory policy during the period of product development and/or the period of review of any application for regulatory approval for imetelstat.

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

Imetelstat must receive all relevant regulatory approvals before it may be marketed in the United States or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, in June 2016, the electorate in the United Kingdom voted in favor of exiting the European Union, and in March 2017, the Government of the United Kingdom initiated the formal procedure of withdrawal from the European Union. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, including potentially by us in the future, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. Such regulatory changes in the United Kingdom or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the United States or other countries. In addition, because imetelstat involves the application of new technologies and a new therapeutic approach, it may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals for imetelstat may proceed more slowly than for product candidates based upon more conventional technologies, and any approval that may be received could limit the use of imetelstat. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

A Fast Track designation by the FDA, such as the Fast Track designation received for imetelstat for MDS, does not guarantee approval and may not lead to a faster development, regulatory review or approval process.

In October 2017, the FDA granted fast track designation for the imetelstat clinical development program for the treatment of adult patients with transfusion-dependent anemia due to Low or Intermediate-1 risk MDS who are non-del(5q) and who are refractory or resistant to treatment with an erythropoiesis stimulating agent. Fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, fast track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that imetelstat will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

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

RISKS RELATED TO MANUFACTURING IMETELSTAT

Failure by Janssen to ship materials as agreed under the Supply Agreement, or our failure to establish a manufacturing supply chain to appropriately and adequately supply imetelstat for future clinical and commercial uses, would result in a further delay in or cessation of clinical trials and a further delay in or our inability to obtain regulatory approvals of imetelstat, and our business and business prospects could be severely harmed, and we could cease operations.*

Although we have agreed under the Supply Agreement to purchase existing inventories of drug product from Janssen and plan to purchase inventories of drug substance and raw materials from Janssen that meet our specifications in order to supply the Phase 2 portion of IMerge and potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, we may not receive these inventories on a timely basis, or at all, the materials may not meet the necessary quality standards, or the quantity of materials that meets our quality standards is insufficient to supply potential future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge. Accordingly, we continue to work to re-establish our own manufacturing supply chain in order to be able to manufacture and supply imetelstat for future clinical and commercial uses meeting applicable regulatory standards. The process of manufacturing imetelstat is complex and subject to several risks, including:

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

As a result of these and other risks, we may be unable to establish a manufacturing supply chain capable of providing imetelstat for clinical trials and potential future commercial uses. In addition, Janssen may not perform as agreed or may default in its obligations to ship drug product, drug substance and raw materials for imetelstat manufacturing. Any of these occurrences would further delay or result in a cessation of potential future clinical trials and would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct future clinical trials of imetelstat, including the planned Phase 3 portion of IMerge, or to commercialize imetelstat in the future.*

Our planned imetelstat manufacturing supply chain is expected to rely solely upon third-party contractors to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we are currently in the process of establishing arrangements with third parties for the manufacture of imetelstat, our failure to establish such arrangements in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain third-party manufacturers for imetelstat on acceptable terms, or at all. We expect to rely on third-party contractors to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We will not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the commencement or completion of potential future clinical trials or potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Our ability to successfully develop imetelstat in the future and to potentially commercialize imetelstat depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we will need to continue to hire experienced personnel in clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing and regulatory affairs, to enable us to further develop and potentially commercialize imetelstat.

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. Termination of the Collaboration Agreement by Janssen, as well as the previous restructurings we implemented, and the uncertainties regarding our future business viability could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may also face higher than expected personnel costs in order to attract new management or development personnel, or to maintain our current executive officers and staff. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior development personnel in the future on acceptable terms, our ability to further develop imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted.

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as additional office locations, for example, our recently leased office in northern New Jersey. Such continued growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our anticipated imetelstat development efforts and potential future imetelstat clinical trials, including the planned Phase 3 portion of IMerge, effectively. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

We expect imetelstat to remain our sole product candidate for the foreseeable future. If we are unable to successfully develop or commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

We plan to focus our efforts on the further development of imetelstat in hematologic myeloid malignancies. Accordingly, we do not currently have any plans to engage in any efforts to discover new product candidates. In addition, the outcome of our future efforts to seek to acquire and/or in-license other oncology products, product candidates, programs or companies in order to diversify our product candidate portfolio are highly uncertain and may be unsuccessful. As a result, we will be wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

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

We have been, and may in the future be, involved in securities-related legal actions that are expensive and time consuming. Any securities-related legal actions, if resolved adversely, could harm our business, financial condition, or results of operations.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities. In fact, we and certain of our officers have previously been named as defendants in purported class action securities lawsuits and/or derivative lawsuit.

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

RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY

Our success and the success of our planned future development and commercialization of imetelstat will depend on our ability to protect our technologies and imetelstat through patents and other intellectual property rights.*

Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain, maintain, enforce and extend our patents and maintain trade secrets, both in the United States and in other countries. Under the Hatch-Waxman Act, a patent may be eligible for future patent term restoration of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain foreign countries and territories, such as in Japan and in Europe. However, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of patent protection afforded could be less than five years.

Our patents may be challenged, invalidated or circumvented, and our patent rights may not provide proprietary protection or competitive advantages to us. In the event that we are unsuccessful in obtaining, maintaining, enforcing and extending our patents and other intellectual property rights or having our licensors maintain the intellectual property rights we have licensed, the value of our technologies and imetelstat will be adversely affected, and we may not be able to further develop or potentially commercialize imetelstat. Loss or impairment of our intellectual property related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore further delay or preclude any future development or commercialization of imetelstat by us. Further, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Our patents or those patent rights we have licensed, including patent rights that we may seek with respect to inventions made by Janssen under the Collaboration Agreement, may be challenged through administrative or judicial proceedings, which could result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology in patent applications that are subject to the law before the implementation of the AIA, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged, and can cause significant delay in the issuance of patents. Our pending patent applications or our issued patents, or those we have licensed and may license from others, including Janssen, may be drawn into interference proceedings or be challenged through post-grant review procedures or litigation, any of which could delay or prevent the issuance of patents, or result in the loss of issued patent rights.

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

Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because we seek to enable potential global commercialization of imetelstat, securing both proprietary protection and freedom to operate outside of the United States is important to our business. Opposition proceedings require significant time and costs, and if we are unsuccessful or are unable to commit these types of resources to protect our imetelstat patent rights, we could lose our patent rights and we could be prevented or limited in the development and commercialization of imetelstat.

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

We may become aware of discoveries and technologies controlled by third parties that are advantageous or necessary to further develop or manufacture imetelstat. For example, as we transition the imetelstat program from Janssen to us, we may learn of changes to the imetelstat manufacturing process made by Janssen which would require us to obtain licenses to third party intellectual property rights. Under such circumstances, we may initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required to pursue the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our failure to comply with the obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause further delays in the development efforts for imetelstat and could increase the development and/or production costs of imetelstat. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from pursuing research, development, manufacturing or commercialization of imetelstat, which would materially and adversely impact our business. Failure by us to obtain rights to alternative technologies or a license to any technology that may be required to pursue research, development, manufacturing or commercialization of imetelstat would further delay potential future clinical trials of imetelstat and any applications for regulatory approval, impair our ability to sell imetelstat, if approved, and therefore result in decreased sales of imetelstat for us. Occurrence of any of these events would materially and adversely affect our business, and might cause us to cease operations.

We may become involved in disputes with past or future collaborator(s), including Janssen, over intellectual property inventorship, ownership or use, and publications by us, or by investigators, scientific consultants, research collaborators or others. Such disputes could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business.

Inventions discovered under research, material transfer or other collaboration agreements, including our Collaboration Agreement with Janssen which was terminated effective September 28, 2018, may become jointly owned by us and the other party to such agreements in some cases, and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect our license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with Janssen or otherwise, may impair our ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business, and might cause us to cease operations.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our computer and information technology systems, and those of our collaborators, service providers and contractors, are potentially vulnerable to breakdown, malicious intrusion, malware, computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures that may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In addition, we rely on our collaborators, service providers, including our CRO, and contractors to establish and maintain appropriate information technology systems and data security protections. However, except for contractual duties and obligations, we have limited ability to control their actions related to such matters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our imetelstat development program. For example, the loss of clinical study data from completed, ongoing or planned clinical trials could result in delays in potential regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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
•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as the End of Phase 2 meeting with the FDA planned to be conducted by the end of the first quarter of 2020, and obtaining regulatory clearances and approvals in the United States and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing of building a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation; and
•	the costs of maintaining and operating facilities in California and New Jersey, including higher expenses for travel, telecommunications and administrative oversight.

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

We currently have no source of product revenue and may never become consistently profitable.*

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from Janssen relating to imetelstat, nor will Janssen share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to continue to incur significant additional operating losses and our operating losses are likely to substantially increase given our sole financial responsibility for imetelstat clinical development activities. As of June 30, 2019, our accumulated deficit was approximately $1.0 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. With the termination of the Collaboration Agreement effective September 28, 2018, we have no ongoing collaboration agreements related to imetelstat. Any revenues generated from our remaining licensing agreements related to our human telomerase reverse transcriptase, or hTERT, technology are expected to be minimal, and will be insufficient to sustain our operations. The patents underlying our license agreements related to our hTERT technology are expiring, and accordingly we expect revenues under such license agreements to be eliminated by the end of 2019. We have no current plans to enter into any new corporate collaboration, partnership or license agreements that result in revenues.

We also expect to experience increased negative cash flow for the foreseeable future as we fund our operations and imetelstat clinical development activities advance. This will result in decreases in our working capital, total assets and stockholders’ equity. Further, we may be unable to replenish our working capital by future financings. We will need to generate significant revenues to achieve consistent future profitability. We may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between July 1, 2009 and June 30, 2019, our stock has traded as high as $9.24 per share and as low as $0.91 per share. Between July 1, 2016 and June 30, 2019, the price has ranged between a high of $6.99 per share and a low of $0.95 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•	termination of the Collaboration Agreement by Janssen in September 2018;
•

announcements regarding the research and development of imetelstat, or results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat for any reason, including as a result of the failure to successfully transition the imetelstat program to us by Janssen, or our inability, for any reason, to successfully continue the development of imetelstat;

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

•	the experimental nature of imetelstat;
•	the terms and timing of any future collaboration agreements for the development and potential commercialization of imetelstat in countries outside of the United States that we may establish;
•	the demand in the market for our common stock;
•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•	fluctuations in our operating results;
•	increased or continuing operating losses as a result of our sole financial responsibility for the development and potential future commercialization of imetelstat or otherwise;
•	general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries;
•	announcements concerning imetelstat proprietary rights;
•	comments by securities analysts or other third parties, including blogs, articles and other media;
•	large stockholders exiting their position in our common stock or an increase in the short interest in our common stock;
•	announcements of or developments concerning potential future litigation, including any securities class action litigation initiated as a result of the termination of the Collaboration Agreement;
•	the issuance of common stock to partners, vendors or investors to raise additional capital; and
•	the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

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

As of June 30, 2019, we had 450,000,000 shares of common stock authorized for issuance and 186,638,401 shares of common stock outstanding. In addition, we had reserved 45,465,319 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrant as of June 30, 2019. In addition, under the universal shelf registration statement filed by us in May 2018 and declared effective by the SEC in July 2018, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to our 2018 Sales Agreement with B. Riley FBR, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrant, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf,
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;
•	any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws, or
•	any action asserting a claim governed by the internal affairs doctrine.

The exclusive forum provisions in our bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees, which may discourage such lawsuits against us and our current or former directors, officers, and other employees. Alternatively, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business and our financial condition.

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

The adoption of health policy changes and health care reform in the United States may adversely affect our business and financial results.*

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
3.1	Restated Certificate of Incorporation	3.3	8-K	May 18, 2012	000-20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
10.1#	Change Order No. 1 under Work Order No. 1 under Master Services Agreement by and between the Registrant and Parexel International (IRL) Limited, dated June 19, 2019
10.2	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as April 30, 2019	10.18	10-Q	May 2, 2019	000-20859
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 1, 2019
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 1, 2019
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2019 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2019 **
101

The following materials from the Registrant’s June 30, 2019 Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (v) Notes to Condensed Financial Statements

#

Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

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

GERON CORPORATION

Date: August 1, 2019	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer