Form 10-Q
period 2019-09-30
GERON CORP
filed 2019-11-06
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 1, 2019:
Common Stock, $0.001 par value	199,777,619 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,751	$10,575
Restricted cash	270	269
Marketable securities	117,860	152,714
Interest and other receivables	795	1,168
Prepaid and other current assets	2,445	1,332
Total current assets	142,121	166,058
Noncurrent marketable securities	20,404	18,582
Property and equipment, net	348	59
Operating lease, right-of-use asset	349	—
Other assets	1,032	585
	$164,254	$185,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,031	$982
Accrued compensation and benefits	3,443	2,642
Amount due to Janssen Biotech, Inc.	1,208	2,610
Operating lease liability	349	—
Accrued liabilities	4,831	1,317
Total current liabilities	11,862	7,551
Commitments and contingencies
Stockholders' equity:
Common stock	193	186
Additional paid-in capital	1,202,902	1,189,194
Accumulated deficit	(1,050,942)	(1,011,464)
Accumulated other comprehensive gain (loss)	239	(183)
Total stockholders' equity	152,392	177,733
	$164,254	$185,284

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Revenues:
License fees and royalties	$131	$165	$289	$691

Operating expenses:
Research and development	11,109	2,707	27,149	8,351
General and administrative	4,994	4,263	15,637	13,824
Total operating expenses	16,103	6,970	42,786	22,175
Loss from operations	(15,972)	(6,805)	(42,497)	(21,484)
Interest and other income	1,021	1,060	3,296	2,171
Change in fair value of equity investment	(195)	205	(195)	(270)
Other expense	(34)	(57)	(82)	(134)
Net loss	$(15,180)	$(5,597)	$(39,478)	$(19,717)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.21)	$(0.11)

Shares used in computing basic and diluted net loss per share	189,123,647	184,301,986	187,367,621	173,187,753

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Net loss	$(15,180)	$(5,597)	$(39,478)	$(19,717)
Net unrealized (loss) gain on marketable securities	(42)	(35)	422	95
Comprehensive loss	$(15,222)	$(5,632)	$(39,056)	$(19,622)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(10,059)	—	(10,059)
Other comprehensive income	—	—	—	—	282	282
Stock-based compensation related to issuance of common stock and options in exchange for services	13,365	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,426	—	—	1,426
401(k) contribution	—	—	9	—	—	9
Balance at March 31, 2019	186,406,047	186	1,190,651	(1,021,523)	99	169,413
Net loss	—	—	—	(14,239)	—	(14,239)
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock in connection with at market offering, net of issuance costs of $73	108,386	—	101	—	—	101
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	11	—	—	11
Stock-based compensation for equity- based awards to employees and directors	—	—	1,434	—	—	1,434
Issuance of common stock under equity plans	118,871	1	141	—	—	142
Balance at June 30, 2019	186,638,401	187	1,192,338	(1,035,762)	281	157,044
Net loss	—	—	—	(15,180)	—	(15,180)
Other comprehensive loss	—	—	—	—	(42)	(42)
Issuance of common stock in connection with at market offering, net of issuance costs of $207	6,197,956	6	8,953	—	—	8,959
Stock-based compensation related to issuance of common stock and options in exchange for services	5,404	—	17	—	—	17
Stock-based compensation for equity- based awards to employees and directors	—	—	1,569	—	—	1,569
Issuance of common stock under equity plans	23,333	—	25	—	—	25
Balance at September 30, 2019	192,865,094	$193	$1,202,902	$(1,050,942)	$239	$152,392

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2017	159,877,239	$160	$1,089,684	$(985,840)	$(207)	$103,797
Cumulative effect of accounting principle change	—	—	—	1,393	—	1,393
Net loss	—	—	—	(7,186)	—	(7,186)
Other comprehensive loss	—	—	—	—	(124)	(124)
Issuance of common stock in connection with at market offering, net of issuance costs of $48	776,788	1	1,552	—	—	1,553
Stock-based compensation related to issuance of common stock and options in exchange for services	8,308	—	71	—	—	71
Stock-based compensation for equity- based awards to employees and directors	—	—	1,614	—	—	1,614
401(k) contribution	—	—	10	—	—	10
Balance at March 31, 2018	160,662,335	161	1,092,931	(991,633)	(331)	101,128
Net loss	—	—	—	(6,934)	—	(6,934)
Other comprehensive income	—	—	—	—	254	254
Issuance of common stock in connection with at market offering, net of issuance costs of $2,096	21,865,344	22	82,284	—	—	82,306
Stock-based compensation related to issuance of common stock and options in exchange for services	10,295	—	49	—	—	49
Issuance of common stock under equity plans	9,097	—	14	—	—	14
Stock-based compensation for equity- based awards to employees and directors	—	—	1,545	—	—	1,545
Balance at June 30, 2018	182,547,071	183	1,176,823	(998,567)	(77)	178,362
Net loss	—	—	—	(5,597)	—	(5,597)
Other comprehensive loss	—	—	—	—	(35)	(35)
Issuance of common stock in connection with at market offering, net of issuance costs of $138	636,053	—	2,158	—	—	2,158
Stock-based compensation related to issuance of common stock and options in exchange for services	20,064	—	35	—	—	35
Issuance of common stock under equity plans	3,144,878	3	6,926	—	—	6,929
Stock-based compensation for equity- based awards to employees and directors	—	—	1,615	—	—	1,615
Balance at September 30, 2018	186,348,066	$186	$1,187,557	$(1,004,164)	$(112)	$183,467

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,478)	$(19,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	45
Accretion and amortization on investments, net	(1,283)	(521)
Change in fair value of equity investment, including foreign currency translation	212	338
Stock-based compensation for services by non-employees	50	155
Stock-based compensation for employees and directors	4,429	4,774
Amortization related to 401(k) contributions	9	10
Operating lease expense	504	—
Changes in assets and liabilities:
Current and noncurrent assets	(1,399)	(1,034)
Current liabilities	3,458	(2,049)
Net cash used in operating activities	(33,463)	(17,999)

Cash flows from investing activities:
Purchases of property and equipment	(324)	(9)
Purchases of marketable securities	(102,276)	(149,720)
Proceeds from maturities of marketable securities	137,013	71,163
Net cash provided by (used in) investing activities	34,413	(78,566)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	9,227	92,960
Net cash provided by financing activities	9,227	92,960
Net increase (decrease) in cash, cash equivalents and restricted cash	10,177	(3,605)
Cash, cash equivalents and restricted cash at the beginning of the period	10,844	16,603
Cash, cash equivalents and restricted cash at the end of the period	$21,021	$12,998

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2018 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and a warrant to purchase our common stock. Diluted net loss per share excludes potential dilutive securities outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2019 and 2018, the diluted net loss per share calculation excludes potential dilutive securities of 36,755,906 and 23,075,718, respectively, related to outstanding stock options and warrant as their effect would have been anti-dilutive.

Use of Estimates

The accompanying financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include government-sponsored enterprise securities, commercial paper and corporate notes.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2019 and 2018. See Note 2 on Fair Value Measurements.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

(UNAUDITED)

sharing arrangements with collaborative partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements.

On November 13, 2014, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Janssen terminated the Collaboration Agreement effective September 28, 2018. Under the termination provisions of the Collaboration Agreement, during transition of the program to us, Janssen was required to provide certain operational support for the imetelstat program through September 28, 2019. Operational support from Janssen included clinical development activities, such as continuing monitoring and treatment of patients in ongoing imetelstat clinical trials. We reimbursed Janssen 100% for the costs of such operational support.

In May 2019, we assumed the imetelstat investigational new drug, or IND, sponsorship from Janssen, upon which we became sponsors of the ongoing clinical trials of imetelstat in the United States: (i) a Phase 2 trial in relapsed/refractory myelofibrosis, referred to as IMbark; and (ii) a Phase 2/3 trial in lower risk myelodysplastic syndromes, referred to as IMerge. We assumed sponsorship of IMbark and IMerge in all countries outside of the United States in the second and third quarters of 2019. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed, including the transfer of the remaining non-clinical, manufacturing and ex-U.S. clinical and regulatory responsibilities from Janssen. Transition-related costs, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, were incurred separately by each company, unless otherwise specified in the Collaboration Agreement.

For the clinical development activities performed by Janssen in the past and during the transition period under the Collaboration Agreement, we monitored patient enrollment levels and related activities to the extent possible through discussions with Janssen personnel and based our estimates of clinical trial costs on the best information available at the time.

We conduct a similar process for clinical development activities being performed by us, starting in the third quarter of 2019. However, additional information may become available to us which would allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense based on grant-date fair values of service-based instruments on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If that assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2019 and 2018, which was allocated as follows:

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Research and development	$518	$269	$1,171	$690
General and administrative	1,051	1,346	3,258	4,084
Stock-based compensation expense included in operating expenses	$1,569	$1,615	$4,429	$4,774

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options in our condensed statements of operations for the three and nine months ended September 30, 2019 and 2018, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the nine months ended September 30, 2019 and 2018 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility range	0.793 to 0.980	0.821 to 0.832
Risk-free interest rate range	1.50% to 2.56%	2.55% to 2.94%
Expected term range	5.25 yrs to 6.44 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2019 and 2018 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	0%	0%
Expected volatility range	0.646 to 1.653	0.437 to 0.475
Risk-free interest rate range	1.94% to 2.63%	1.53% to 1.76%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

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

Non-Employee Stock-Based Awards

With the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, beginning January 1, 2019, we measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

based awards on our condensed statements of operations. See “New Accounting Pronouncements – Recently Adopted” in this Note 1 for additional information on the adoption of ASU 2018-07.

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

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, using a modified retrospective approach. Early adoption is permitted. We plan to adopt ASU 2016-13 and related updates as of January 1, 2020. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$17,915	$—	$—	$17,915

Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Government-sponsored enterprise securities (due in one to two years)	$10,008	$2	$(15)	$9,995
Commercial paper (due in less than one year)	35,695	58	—	35,753
Corporate notes (due in less than one year)	81,928	184	(5)	82,107
Corporate notes (due in one to two years)	10,394	18	(3)	10,409
	$138,025	$262	$(23)	$138,264

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2019 and December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2019:
Government-sponsored enterprise securities (due in one to two years)	$8,484	$(15)	$—	$—	$8,484	$(15)
Corporate notes (due in less than one year)	9,256	(5)	—	—	9,256	(5)
Corporate notes (due in one to two years)	3,009	(3)	—	—	3,009	(3)
	$20,749	$(23)	$—	$—	$20,749	$(23)
As of December 31, 2018:
Commercial paper (due in less than one year)	$22,628	$(29)	$—	$—	$22,628	$(29)
Corporate notes (due in less than one year)	66,557	(82)	14,221	(36)	80,778	(118)
Corporate notes (due in one to two years)	18,582	(65)	—	—	18,582	(65)
	$107,767	$(176)	$14,221	$(36)	$121,988	$(212)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2019 and December 31, 2018 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of September 30, 2019 and December 31, 2018 were temporary in nature. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. Commercial paper, government-sponsored enterprise securities, corporate notes and equity investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Money market funds(1)	$17,915	$—	$—	$17,915
Government-sponsored enterprise securities (3)	—	9,995	—	9,995
Commercial paper(2)	—	35,753	—	35,753
Corporate notes(2)(3)	—	92,516	—	92,516
Equity investment(4)	—	373	—	373
Total	$17,915	$138,637	$—	$156,552
As of December 31, 2018:
Money market funds(1)	$7,003	$—	$—	$7,003
Commercial paper(2)	—	57,587	—	57,587
Corporate notes(2)(3)	—	113,709	—	113,709
Equity investment(4)	—	585	—	585
Total	$7,003	$171,881	$—	$178,884

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in other assets on our condensed balance sheets. See further discussion below of this equity investment.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. With the adoption of ASU 2016-01 on January 1, 2018, our equity investment in Sienna must be reported at fair value at each reporting date and any resulting change in fair value is recognized in our condensed statements of operations. As of September 30, 2019, the fair value of our shares in Sienna was $373,000. For the three months ended September 30, 2019, we recognized a decrease in fair value of equity investment of $195,000, compared to an increase in fair value of $205,000 for the same period of 2018, related to observable price changes. For the nine months ended September 30, 2019 and 2018, we recognized a decrease in fair value of equity investment of $195,000 and $270,000, respectively, related to observable price changes. For the three and nine months ended September 30, 2019, we also recognized a loss of $14,000 and $17,000, respectively, compared to a loss of $30,000 and $68,000, respectively, for each of the comparable periods in 2018, related to foreign currency translation, which are included in other expense in our condensed statements of operations.

3. FORMER COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Under the Collaboration Agreement, Janssen initiated two clinical trials of imetelstat: IMbark and IMerge. Under the terms of the Collaboration Agreement, prior to its termination, development costs for IMbark and IMerge were shared between us and Janssen on a 50/50 basis, including costs related to patents licensed to Janssen.

Janssen terminated the Collaboration Agreement effective September 28, 2018. Upon the effective date of termination, we regained the global rights to the imetelstat program and are continuing development of imetelstat on our own. As a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no further obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials.

On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. Under the Supply Agreement, we will pay Janssen approximately $7,500,000 for drug product upon shipment of the product to our specified drug distribution centers, and such payment is expected to occur in the first quarter of 2020. We have also agreed to pay up to approximately $6,700,000 for drug substance and raw materials upon testing to confirm that such materials meet our specifications and delivery by Janssen. We expect such payment to be made in the first quarter of 2020. We are not obligated to purchase materials that do not pass testing and conform to our specifications.

With all sponsorship responsibilities for imetelstat now transferred from Janssen to us, we are responsible for supporting IMbark and the Phase 2 portion of IMerge, as well as the Phase 3 portion of IMerge. Since September 28, 2018, our responsibility for imetelstat development costs incurred by Janssen, including continuing support of ongoing clinical trials of imetelstat, increased from 50% to 100%. As of September 30, 2019, the amount due to Janssen of $1,208,000 on our condensed balance sheet primarily represents the amount owed to Janssen for operational support of the imetelstat program for the three months ended September 30, 2019.

4. OPERATING LEASES

As described in Note 1 on Summary of Significant Accounting Policies – New Accounting Pronouncements Recently Adopted, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

Menlo Park Office Space Lease

We have an operating lease for our office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, that commenced in February 2018 and was due to expire in January 2020. On September 10, 2019, we amended this lease agreement to extend the lease term by two months to the end of March 2020. The amendment to the Menlo Park Lease is treated as a

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

modification of the existing lease agreement, and the right-of-use asset and corresponding operating lease liability have been remeasured based on the present value of remaining lease payments over the remaining extended lease term, using the discount rate applicable as of the adoption date. Since the operating lease is a net lease, as the non-lease components (i.e., common area maintenance) are paid separately from rent based on actual costs incurred, such non-lease components were not included in the right-of-use asset and liability and are reflected as an expense in the period incurred.

The components of lease costs included in operating expenses on our condensed statements of operations were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease costs	$176	$524
Variable lease costs (1)	2	10
Total lease costs	$178	$534

(1)	Variable lease costs represent non-lease components, such as common area maintenance charges.

The operating lease liability on the condensed balance sheet reflects the present value of the remaining lease payments for the Menlo Park Lease over the remaining extended lease term. In determining the present value of lease payments, we applied our incremental borrowing rate based on the information available as of the January 1, 2019 adoption date. As of September 30, 2019, future minimum payments under the Menlo Park Lease were as follows (in thousands):

2019	$175
2020	179
Total lease payments	354
Less: imputed interest	(5)
Total	$349

As of September 30, 2019, the weighted average remaining lease term is 5 months and the weighted average discount rate used to determine the operating lease liability was 5%.

New Jersey Office Space Lease

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose, which occurred on October 1, 2019. For further discussion of the commencement of the New Jersey Lease, see Note 6 on Subsequent Events. The aggregate minimum future lease payments for the initial lease term is approximately $3,696,000, net of a seven-month rent abatement period. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs will be expensed in the period they are incurred.

We have performed an evaluation of our other contracts with vendors in accordance with Topic 842 and have determined that, except for the operating leases described above and nominal financing leases for office equipment, none of our contracts contain a lease.

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

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

At Market Issuance Sales Agreements

On August 28, 2015, we entered into an At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, under which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the 2015 Sales Agreement, common stock was sold at market prices prevailing at the time of sale through MLV as our sales agent. We paid MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the 2015 Sales Agreement. During the nine months ended September 30, 2018, we completed the sale of the remaining common stock subject to the 2015 Sales Agreement and issued an aggregate of 13,195,106 shares of our common stock, resulting in net cash proceeds to us of approximately $47,651,000 after deducting sales commissions and other offering expenses payable by us. No further shares of common stock may be sold under the 2015 Sales Agreement.

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We pay B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. For the three and nine months ended September 30, 2019, we sold an aggregate of 6,197,956 and 6,306,342 shares of our common stock. respectively, pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $8,959,000 and $9,060,000, respectively, after deducting sales commissions and other offering expenses payable by us. For the three and nine months ended September 30, 2018, we sold an aggregate of 636,053 and 10,083,079 shares of our common stock, respectively, pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $2,158,000 and $38,366,000, respectively, after deducting sales commission and other offering expenses payable by us. The 2018 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2018 Sales Agreement, or (b) May 18, 2021.

6. SUBSEQUENT EVENTS

New Jersey Office Space Lease

The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. For further discussion of the New Jersey Lease, see Note 4 on Operating Leases. Based on the initial term of the New Jersey Lease of 11 years, the right-of-use asset and corresponding operating lease liability is estimated to be approximately $2,400,000, which represents the present value of lease payments over the initial lease term, using an incremental borrowing rate of 8% based on information available as of October 1, 2019. Future minimum operating lease payments as of October 1, 2019 for the New Jersey Lease are as follows (in thousands):

2019	$27
2020	188
2021	327
2022	334
2023	340
After 2023	2,480
Total lease payments	$3,696

California Office Space Lease

In October 2019, we entered into an operating lease agreement for office space located at 919 East Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years. We have not yet occupied the space as it is being renovated for our use. The Foster City Lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose. The purpose of the Foster City Lease is to replace our current leased premises at 149 Commonwealth Drive, Menlo Park, California. For further discussion of the Menlo Park Lease, see Note 4 on Operating Leases.

Since we do not yet have control of the office space located in Foster City, as defined by Topic 842, during the construction period and do not expect to gain control of the space until on or near the construction completion date, we will not record a right-of-use asset and corresponding lease liability until we occupy the space, which we expect to occur by the end of the first quarter of 2020.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Upon the commencement of the Foster City Lease, the aggregate minimum future lease payments for the initial lease term is approximately $4,400,000, net of a three-month rent abatement period, and subject to scheduled annual increases. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs will be expensed in the period they are incurred.

At Market Issuance Sales Agreement

In October 2019, we sold an aggregate of 6,908,525 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $10,232,000, after deducting sales commissions and other offering expenses payable by us. For further discussion of the 2018 Sales Agreement, see Note 5 on Stockholders’ Equity.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 7, 2019; and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Quarterly Reports on Forms 10-Q for each of the quarters ended March 31, 2019 and June 30, 2019, as filed with the SEC on May 2, 2019 and August 1, 2019, respectively.

Business Overview

We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic myeloid malignancies. We have global rights to imetelstat, a first-in-class telomerase inhibitor, which was discovered and developed at Geron. We are currently conducting two imetelstat clinical trials, IMerge, a Phase 2/3 clinical trial in lower risk myelodysplastic syndromes, or MDS, and IMbark, a Phase 2 clinical trial in relapsed/refractory myelofibrosis, or MF. The Phase 2 portion of IMerge is closed to enrollment, and patients remaining in the treatment phase continue to receive imetelstat treatment. IMbark is closed to enrollment, and no patients remain in the treatment phase of IMbark. Remaining patients in the follow-up phase of the trial are being followed for safety and survival status.

In August 2019, we opened the Phase 3 portion of IMerge for screening and enrollment, and in October 2019 the first patient was dosed. Based on our current timeline projections, we expect to have top-line results from the Phase 3 portion of IMerge by mid-year 2022.

On September 30, 2019, we announced that we were granted Fast Track designation by the United States Food and Drug Administration, or FDA, for the development of imetelstat for adult patients with Intermediate-2 or High-risk MF whose disease has relapsed after or is refractory to janus kinase, or JAK, inhibitor treatment, or relapsed/refractory MF. We plan to conduct an End of Phase 2 meeting with the FDA by the end of the first quarter of 2020 to discuss the IMbark Phase 2 data and regulatory strategies for potential approval of imetelstat in relapsed/refractory MF, and will subsequently provide a decision regarding potential late-stage development of imetelstat in relapsed/refractory MF.

As of the end of September 2019, the transition of the imetelstat program to us from our former collaboration partner, Janssen Biotech, Inc., or Janssen, was completed. In addition, in June 2019 we entered into a Clinical Supply Agreement, or the Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. We expect delivery of materials under the Supply Agreement to be completed by the end of December 2019 and anticipate payments to Janssen for such materials to occur in the first quarter of 2020. See the section entitled, “Status of Former Collaboration Agreement with Janssen” below for further information.

IMerge (Phase 2/3 Clinical Trial) in Lower Risk Myelodysplastic Syndromes (MDS)

Trial Design and Recent Data Presentations

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent patients with Low or Intermediate-1 risk, also referred to as lower risk MDS, who are relapsed after or refractory to prior treatment with erythropoiesis stimulating agents, or ESAs. Part 1 of IMerge was designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion every four weeks in approximately 30 patients. The Phase 2 portion of IMerge is closed to enrollment. To be eligible for the Phase 2 portion of IMerge, patients were required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight week period during the 16 weeks prior to entry into the trial.

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

In October 2017, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with transfusion-dependent anemia due to Low or Intermediate-1 risk MDS who do not have the deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an ESA.

Preliminary data from the Phase 2 portion of IMerge were reported at the 60th American Society of Hematology, or ASH, Annual Meeting in December 2018. Updated data reflecting a longer follow-up period were reported at the European Hematology Association, or EHA, Annual Congress in June 2019.

Phase 3 Clinical Development for Imetelstat in Lower Risk MDS

Based on the results of the Phase 2 portion of IMerge, we opened patient screening and enrollment in the Phase 3 portion of IMerge in August 2019, and in October 2019, we announced that the first patient was dosed in the trial. Based on our current timeline projections, we expect top-line results to be available by mid-year 2022. These timeline projections may change as we conduct the trial. See the risks described under Part II, Item 1A, “Risk Factors” for further information.

The Phase 3 portion of IMerge is a double-blind, randomized, placebo-controlled trial designed to enroll approximately 170 patients to evaluate imetelstat in non-del(5q) lower risk MDS patients who are transfusion dependent, are relapsed after or refractory to prior treatment with an ESA, and have not received treatment with either a hypomethylating agent, or HMA, or lenalidomide. This is the same patient population as the target patient population identified in the Phase 2 portion of IMerge. Moreover, the dose of imetelstat, as well as the primary and secondary endpoints, are the same as those used in the Phase 2 portion of IMerge. In addition, we expect many of the clinical trial sites that participated in the Phase 2 portion of IMerge to participate in the Phase 3 portion of IMerge.

IMbark (Phase 2 Clinical Trial) in Relapsed/Refractory Myelofibrosis (MF)

Trial Design and Recent Data Presentations

IMbark is a Phase 2 clinical trial to evaluate two doses of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF. The co-primary endpoints for the trial are spleen response rate and symptom response rate. Key secondary endpoints are safety and overall survival, or OS. IMbark is closed to enrollment.

In December 2018, at the ASH Annual Meeting, we reported data from IMbark, including spleen response rate, symptom response rate and median OS. In addition, in June 2019, at the EHA Annual Congress, we reported statistical analyses that compared the IMbark Phase 2 OS data to real-world data from the Moffitt Cancer Center for closely matched patients treated with best available therapy following JAK inhibitor treatment.

Potential Late-Stage Development in Relapsed/Refractory MF

In September 2019, we announced that we were granted Fast Track designation by the FDA for the development of imetelstat for adult patients with relapsed/refractory MF.

We plan to conduct an End of Phase 2 meeting with the FDA by the end of the first quarter of 2020 to determine if there is a potential regulatory path forward for imetelstat in relapsed/refractory MF and are performing analyses in preparation for the meeting. We believe the results of these analyses may enhance the potential for reaching agreement with the FDA on a timely and cost-effective regulatory strategy for imetelstat in relapsed/refractory MF. Subsequent to the End of Phase 2 meeting, we expect to provide a decision regarding potential late-stage development of imetelstat in relapsed/refractory MF. This decision will be influenced by, among other things, our assessment of what would be required to achieve clinical and regulatory success in relapsed/refractory MF, including the cost and duration of any potential clinical trials required for regulatory approvals in the United States and European Union.

Status of Former Collaboration Agreement with Janssen

On November 13, 2014, we entered into a Collaboration and License Agreement with Janssen, or the Collaboration Agreement, pursuant to which we granted Janssen the exclusive rights to develop and commercialize imetelstat worldwide for all indications in oncology, including hematologic myeloid malignancies, and all other human therapeutic uses. Janssen terminated the Collaboration Agreement effective September 28, 2018. Upon the effective date of termination, we regained the global rights to the imetelstat program. As a result of the termination of the Collaboration Agreement, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no further obligations to us or any third parties, such as clinical sites or vendors, to fund any of the ongoing or any potential future imetelstat clinical trials.

Under the termination provisions of the Collaboration Agreement, Janssen was required to provide certain operational support for the imetelstat program through September 2019 during transition of the program to us. As of May 14, 2019, we assumed the imetelstat U.S. Investigational New Drug, or IND, sponsorship from Janssen, upon which we became sponsors of the ongoing IMerge and IMbark clinical trials of imetelstat in the United States. We assumed sponsorship of IMbark and IMerge in all countries outside of the United States in the second and third quarters of 2019. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed, including the transfer of the remaining non-clinical, manufacturing and ex-U.S. clinical and regulatory responsibilities from Janssen.

In June 2019, we entered into the Supply Agreement with Janssen, under which we will pay Janssen approximately $7.5 million for drug product upon shipment of the product to our specified drug distribution centers, with such payment expected to be made in the first quarter of 2020. We have also agreed to pay up to approximately $6.7 million for drug substance and raw materials upon testing to confirm that such materials meet our specifications and delivery by Janssen. We expect such payment to be made in the first quarter of 2020. We are not obligated to purchase materials that do not pass testing and conform to our specifications.

With all sponsorship responsibilities for imetelstat now transferred from Janssen to us, we are responsible for supporting the ongoing clinical trials of imetelstat, which are the Phase 2 and Phase 3 portions of IMerge, and the extension phase of IMbark. Since September 28, 2018, the effective termination date of the Collaboration Agreement, we have been fully responsible for all imetelstat development costs, including ongoing clinical trials, as well as costs for the prosecution of patents that were formerly licensed to Janssen under the Collaboration Agreement.

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

Financial Overview

We had approximately $159.3 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities as of September 30, 2019. We will require substantial additional capital in order to further advance the imetelstat program, including conducting the research and development and clinical and regulatory activities necessary to bring imetelstat to market, such as completing the Phase 3 portion of IMerge and potential clinical trials in other indications, and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2019, we had an accumulated deficit of approximately $1.1 billion. Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. In addition, as a result of the termination of the Collaboration Agreement, we expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to undertake sole financial responsibility for the imetelstat development program. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of the new accounting pronouncement on January 1, 2019 as described below.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, especially in light of the termination of the Collaboration Agreement with Janssen effective September 28, 2018. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. Effective September 28, 2018, the Collaboration Agreement with Janssen was terminated. As a result, we will not receive any further milestone payments or royalties from Janssen for the development or commercialization of imetelstat. In addition, we expect to incur increasing operating losses in the future as we continue to undertake sole financial responsibility for the imetelstat development program, including all ongoing or potential clinical trials, engage third parties and other service providers to conduct clinical trials of imetelstat, and hire additional personnel to oversee the imetelstat program. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, our need for future capital, enforcement of our patent and proprietary rights, reliance upon our consultants, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $77,000 and $95,000 for the three and nine months ended September 30, 2019, compared to $95,000 and $435,000 for the same periods in 2018 related to our various agreements. The decrease in license fee revenues for the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects a reduction in the number of active license agreements in 2019 for research licenses related to our human telomerase reverse transcriptase, or hTERT, technology as a result of patent expirations on the underlying technology. We recognized royalty revenues of $54,000 and $194,000 for the three and nine months ended September 30, 2019, respectively, compared to $70,000 and $256,000 for the same periods in 2018. The decrease in royalty revenues for the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects expiration of licenses which eliminated the obligation to pay royalties on product sales.

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

Research and Development Expenses

During the three and nine months ended September 30, 2019 and 2018, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2019, direct external expenses included costs for our contract research organization, or CRO, consultants and other clinical-related vendors and 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. For the three and nine months ended September 30, 2018, direct external expenses primarily consisted of our 50% share of clinical development costs incurred by Janssen under the Collaboration Agreement. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses were $11.1 million and $27.1 million for the three and nine months ended September 30, 2019, respectively, compared to $2.7 million and $8.4 million for the same periods in 2018. The increase in research and development expenses for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily reflects higher direct external costs for clinical development activities. Such costs included: a) fees to our CRO, consultants and other clinical-related vendors for imetelstat program transition; b) start-up expenses for the Phase 3 portion of IMerge; and c) 100% reimbursement to Janssen for operational support of the imetelstat program during the transition period. In addition, personnel-related expenses have increased in 2019 compared to 2018 as a result of additional development headcount being hired in 2019.

Research and development expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Direct external expenses	$7,480	$1,953	$18,398	$6,284
Personnel-related expenses	2,930	588	7,069	1,625
All other expenses	699	166	1,682	442
Total research and development expenses	$11,109	$2,707	$27,149	$8,351

Since cost sharing between Janssen and us for imetelstat clinical development ceased on September 28, 2018, the effective date of termination of the Collaboration Agreement, we expect research and development expenses to increase substantially in future periods as we continue to undertake sole financial responsibility for the imetelstat development program, including all ongoing or potential future clinical trials, engage third parties and other service providers to conduct clinical trials of imetelstat, and hire additional senior personnel to oversee the program. Under the terms of the Collaboration Agreement, Janssen was required to provide operational support for the imetelstat program through September 2019 during transition of the program to us, including continuing to support ongoing imetelstat clinical trials. We reimbursed Janssen for 100% of the costs for such operational support. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, were incurred separately by each company, unless otherwise specified in the Collaboration Agreement. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed according to the terms of the Collaboration Agreement, including the transfer of the remaining non-clinical, manufacturing and ex-U.S. clinical and regulatory responsibilities from Janssen.

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

General and Administrative Expenses

General and administrative expenses were $5.0 million and $15.6 million for the three and nine months ended September 30, 2019, respectively, compared to $4.3 million and $13.8 million for the same periods in 2018. The increase in general and administrative expenses for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily reflects higher corporate and patent legal costs and additional personnel to support operational activities. We expect general and administrative expenses to increase in the future since the cost sharing between Janssen and us for patent prosecution expenses related to the imetelstat program ceased upon termination of the Collaboration Agreement, and we expect to continue to hire additional personnel to support our operations.

Interest and Other Income

Interest and other income was $1.0 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $2.2 million for the same periods in 2018. The increase in interest and other income for the nine months ended September 30, 2019 compared to the same period in 2018 primarily reflects higher yields on a larger marketable securities portfolio resulting from the receipt of net cash proceeds from issuances of common stock pursuant to our At Market Issuance Sales Agreement, or the 2015 Sales Agreement, with MLV & Co. LLC, or MLV, and our At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, we remeasure the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna, at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended September 30, 2019, the decrease in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $195,000, compared to the increase in fair value of $205,000 for the same period in 2018. For the nine months ended September 30, 2019 and 2018, the decrease in fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $195,000 and $270,000, respectively. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility that could adversely affect our future operating results.

Other Expense

Other expense was $34,000 and $82,000 for the three and nine months ended September 30, 2019, respectively, compared to $57,000 and $134,000 for the same periods in 2018. Other expense reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three and nine months ended September 30, 2019 included a loss of $14,000 and $17,000, respectively, related to foreign currency translation for our equity investment in Sienna, compared to a loss of $30,000 and $68,000 for each of the comparable 2018 periods. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $159.3 million, compared to $182.1 million at December 31, 2018. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the nine months ended September 30, 2019 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $9.1 million from sales of our common stock under the 2018 Sales Agreement. We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. However, we expect to experience negative cash flow for the foreseeable future as we continue to undertake sole financial responsibility for the development of the imetelstat program.

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

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. From May 2018 through July 2018, we sold an aggregate of 10,083,079 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $38.4 million after deducting sales commissions and other offering expenses payable by us. From May 2019 through October 2019, we sold an aggregate of 13,214,867 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $19.3 million after deducting sales commissions and other offering expenses payable by us. As of October 31, 2019, approximately $40.8 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund our operating plans. We will need additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, such as completion of the Phase 3 portion of IMerge and potential clinical trials in other indications, or potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2019 and 2018 was $33.5 million and $18.0 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2019 compared to the same period in 2018 primarily reflects higher payments for research and development expenses in connection with the transition of the imetelstat program from Janssen to us, start-up activities for the Phase 3 portion of IMerge and increases in development headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2019 was $34.4 million. Net cash used in investing activities for the nine months ended September 30, 2018 was $78.6 million. The increase in net cash provided by investing activities in 2019 compared to 2018 primarily reflects a higher rate of maturities than purchases of marketable securities in 2019.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $9.2 million and $93.0 million, respectively. Financing activities in 2019 and 2018 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR and cash proceeds from the issuance of common stock under our employee equity plans. See Note 5 on Stockholders’ Equity for additional information about the 2015 Sales Agreement with MLV and the 2018 Sales Agreement with B. Riley FBR.

Contractual Obligations

Our future minimum contractual obligations at December 31, 2018 were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

In June 2019, we entered into the Supply Agreement with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. Under the Supply Agreement, we will pay Janssen approximately $7.5 million for drug product upon shipment of the product to our specified drug distribution centers which we expect to be completed by the end of December 2019 and any payment to Janssen to occur in the first quarter of 2020. We have also agreed to pay up to approximately $6.7 million for drug substance and raw materials upon testing to confirm that such materials meet our specifications and delivery by Janssen, which we expect to be completed by the end of December 2019. We are not obligated to purchase materials that do not pass testing and conform to our specifications, and we expect any payment to Janssen to occur in the first quarter of 2020.

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019. The aggregate minimum future lease payments for the initial lease term is approximately $3.7 million, net of a seven-month rent abatement period. Under the lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance.

In September 2019, we amended the lease agreement for our office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, to extend the lease term by two months to the end of March 2020. Aggregate minimum future lease payments for the two-month extension is approximately $120,000.

In October 2019, we entered into an operating lease agreement for office space located at 919 East Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years. We have not yet occupied the space as it is being renovated for our use. The Foster City Lease term commences upon the earlier of the date of completion of the construction work or the date upon which we occupy and use the space for its intended purpose, which is expected to occur by the end of the first quarter of 2020. The purpose of the Foster City Lease is to replace our current leased premises under the Menlo Park Lease. Upon the commencement of the Foster City Lease, the aggregate minimum future lease payments for the initial lease term is approximately $4.4 million, net of a three-month rent abatement period, and subject to scheduled annual increases. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance.

Other than as described above, during the nine months ended September 30, 2019, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K. In addition, as a result of the completion of the transition of the imetelstat program from Janssen to us, the risk factor titled “Encountering delays or difficulties in transitioning the imetelstat program from Janssen to us would prevent us from timely developing imetelstat, or preclude us from developing imetelstat at all, which could severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations,” that appeared in Part I, Item 1A, “Risk Factors” included in the Form 10-K was removed.

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

•	successfully recruit, enroll and retain patients in the Phase 3 portion of IMerge;
•

proceed with further clinical development, or identify a feasible registration pathway, if any, for imetelstat in patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF, which we may not succeed in doing even though the United States Food and Drug Administration, or FDA, granted Fast Track designation for the development of imetelstat for adult patients with relapsed/refractory MF in September 2019;

•

successfully perform the analyses necessary to support our recently refined strategies for potential regulatory approval in relapsed/refractory MF, and satisfactorily provide to the FDA the data or analyses they require in order to conduct an End of Phase 2 meeting by the end of the first quarter of 2020;

•

obtain sufficient feedback from the End of Phase 2 meeting with the FDA by the end of the first quarter of 2020 to enable us to make a timely decision regarding potential late-stage development of imetelstat in relapsed/refractory MF;

•	cause the IND for imetelstat to be maintained without such IND being placed on full or partial clinical hold by the FDA;
•

generate sufficient safety and efficacy data from current and potential future clinical trials of imetelstat that provide a positive benefit-risk profile and support the continued and future development of imetelstat in hematologic myeloid malignancies;

•	ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•	develop clinical plans for, and successfully commence, enroll and complete, potential future clinical trials of imetelstat in hematologic myeloid malignancies;
•	collaborate successfully with clinical trial sites, academic institutions, clinical research organizations, or CROs, contractors, physician investigators and other third parties;
•

maintain adequate financial resources, including obtaining funding necessary to conduct our operations, to advance imetelstat to and through current and potential future clinical trials, including the Phase 3 portion of IMerge, regulatory approval and potential commercial launch;

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

•

enter into and maintain arrangements with third parties, or establish internal capabilities, to provide sales, marketing, distribution and other commercialization functions in compliance with applicable laws;

•	obtain appropriate coverage and reimbursement levels for the cost of imetelstat from governmental authorities, private health insurers and other third-party payors;
•	maintain and enforce adequate intellectual property protection for imetelstat; and
•

recruit and retain personnel to support the development and potential commercialization of imetelstat, including completion of the Phase 3 portion of IMerge and potential clinical development of imetelstat in other indications.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Completion of current clinical trials of imetelstat, including the Phase 3 portion of IMerge, and commencement of potential future clinical trials of imetelstat could be interrupted, further delayed or abandoned for a variety of reasons.*

Currently, the ongoing clinical trials of imetelstat are the Phase 2 and Phase 3 portions of IMerge, and the extension phase of IMbark. Completion of these clinical trials, and the commencement of any potential future clinical trials of imetelstat could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

•

demonstrating sufficient safety and efficacy of imetelstat in current and potential future clinical trials, without safety issues, side effects or dose-limiting toxicities, including any additional or more severe safety issues in addition to those that have been observed to date in previous or ongoing clinical trials related to imetelstat, whether or not in the same indications or therapeutic areas;

•

obtaining or maintaining regulatory clearances in the United States or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing the Phase 3 portion of IMerge;

•	maintaining the IND for imetelstat without such IND being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;
•

properly (i) completing the extension phase of IMbark, including collecting data about serious adverse events and overall survival from the extension phase of IMbark; (ii) completing the Phase 2 portion of IMerge, including assessing the durability of RBC-TI responses; and (iii) recruiting, enrolling, conducting and completing the Phase 3 portion of IMerge, and promptly or adequately reporting data from such trials;

•

obtaining funding on commercially reasonable terms necessary to advance the development of imetelstat, such as the Phase 3 portion of IMerge, and potential future clinical trials of imetelstat in other indications;

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
•

responding to safety findings by the data review committees of current clinical trials, and safety or futility findings by the data review committees of potential future clinical trials of imetelstat, based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including severe cytopenias, hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

•

manufacturing sufficient quantities of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise;

•	ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential Phase 3 clinical trials and commercialization;
•	obtaining sufficient quantities of any study-related treatments, materials (including comparator products, placebo or combination therapies) or ancillary supplies;
•	obtaining acceptance by regulatory authorities of any manufacturing changes for imetelstat, as well as successfully implementing any such manufacturing changes;
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

•

obtaining timely review and clearances by regulatory authorities outside of the United States for any clinical protocol amendments or modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge; and

•

obtaining institutional review boards or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the Phase 3 portion of IMerge, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge.

Failures or delays with respect to any of these events could adversely affect our ability to conduct or complete any current clinical trials of imetelstat, including the Phase 3 portion of IMerge, or commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If we encounter difficulties enrolling or retaining patients in clinical trials of imetelstat, including in the Phase 3 portion of IMerge, clinical development and commercialization activities could be further delayed or otherwise adversely affected, which would cause our business and business prospects to be severely harmed, and we might cease operations. *

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. For example, if we encounter challenges in screening, enrolling and retaining patients in the Phase 3 portion of IMerge, our completion of the Phase 3 portion of IMerge may be delayed or discontinued. If we experience difficulties in retaining patients in the treatment or follow-up phase of the Phase 2 portion of IMerge, our ability to continue to assess the durability of RBC-TI responses would be adversely affected. The enrollment and retention of patients in clinical trials of imetelstat, including the Phase 3 portion of IMerge, depends on many factors, such as:

•	our ability to identify and screen patients who meet the patient eligibility criteria specified in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoint;
•	the proximity of patients to trial sites;
•	the design of the trial, including potential patients’ reluctance to participate in the trial due to the possibility of being assigned to a placebo control arm;

•	our ability to recruit and retain clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions of the potential advantages of imetelstat, both in relation to other available therapies, including any new drugs that may be approved for the indications being investigated, and as a result of data reported from previous or current clinical trials of imetelstat, and their willingness to participate in clinical trials of imetelstat;

•	the ability to obtain and maintain patient consents; and
•

the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, investigator decision, progressive disease, slow progress to later stage clinical trials, perceptions based on Janssen’s decision to terminate the Collaboration Agreement, alternate treatments being approved for the indication, or personal issues.

In addition, clinical trials of imetelstat, such as the Phase 3 portion of IMerge, will compete with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat and such trials may also be conducted at the same clinical sites, and this competition will reduce the number and type of patients available to enroll or remain in the imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in clinical trials of imetelstat, including the Phase 3 portion of IMerge, based on efficacy and safety results reported to date and that may be reported in the future.

Delays in patient enrollment or the inability to retain or treat patients could result in increased costs, lead to incomplete data sets, or adversely affect the timing or outcome of clinical trials of imetelstat, such as the Phase 3 portion of IMerge, which could prevent completion of these trials and adversely affect the clinical development and potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.*

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as the Phase 3 portion of IMerge. For example, adverse events and dose-limiting toxicities observed in previous clinical trials of imetelstat include:

•

hematologic toxicities, such as profound and/or prolonged thrombocytopenia or neutropenia, including one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which the investigator assessed as possibly related to imetelstat;

•	bleeding events, with or without thrombocytopenia;
•	hepatotoxicity, such as liver function test, or LFT, abnormalities, the clinical significance and long-term consequences of which are currently undetermined, and hepatic failure;
•	gastrointestinal events;
•	infections;
•	muscular and joint pain;
•	fatigue;
•	headache, and
•	infusion-related reactions.

Such adverse events and other safety issues, including deaths, were also observed in IMbark and the Phase 2 portion of IMerge. If future patients in any clinical trials of imetelstat, including the Phase 3 portion of IMerge, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place the IND for imetelstat on clinical hold, as occurred in March 2014.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge and patients in the Phase 3 portion of IMerge will receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, since additional data are being generated from the Phase 2 and Phase 3 portions of IMerge, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by us, or by Janssen, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities;

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

Results obtained in prior non-clinical studies and clinical trials do not predict success in later clinical trials. Likewise, preliminary data or statistical analyses from clinical trials should be considered carefully and with caution since final data may be materially different from preliminary data or statistical analyses, particularly as more patient data become available.*

Success in non-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. We cannot be certain that any of the prior, current or potential future clinical trials of imetelstat will generate sufficient, consistent or adequate efficacy and safety data demonstrating a positive benefit-risk profile, which would be necessary to obtain regulatory approval to market imetelstat in any indication. Imetelstat in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials. Other companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

Safety and efficacy data from previous or current imetelstat clinical trials in hematologic myeloid malignancies should not be relied upon as predictive or indicative of potential future results from the Phase 3 portion of IMerge or any other future clinical trial results. For example, complete and partial remissions observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study, suggested potential disease-modifying activity of imetelstat in the MF patient population enrolled in the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in a Phase 3 clinical trial comparing imetelstat to a control therapy, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed. Likewise, although the statistical analyses comparing IMbark data to closely matched real-world data, or RWD, recently reported at the EHA Annual Congress meeting in June 2019, suggest favorable overall survival for imetelstat-treated relapsed/refractory MF patients compared to best available therapy using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any future clinical trial results of imetelstat in relapsed/refractory MF.

Similarly, in the Phase 2 portion of IMerge, the initial data review for the 25-patient expansion cohort that was conducted by Janssen in the second quarter of 2018, which Janssen called a “data snapshot,” exhibited 8-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited 8-week RBC-TI rate of 54% resulting in an overall 8-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in 8-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported 8-week RBC-TI rate in June 2019 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the 8-week RBC-TI rate reported for the combined cohorts in the Phase 2 portion of IMerge will improve further with longer follow-up, or at all, or that the 8-week RBC-TI rate of patients enrolled in the Phase 3 portion of IMerge will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in the Phase 2 portion of IMerge. In this regard, because patients remaining in the treatment phase in the Phase 2 portion of IMerge continue to receive imetelstat, data continue to be generated from the trial and will continue to evolve until all patients have ceased treatment. More mature data that may be reported from the Phase 2 portion of IMerge and any data in the Phase 3 portion of IMerge in the future may materially differ from data previously reported. Thus, the reported data should be considered carefully and with caution.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge, efficacy and safety data continue to be generated. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the enrollment, completion and potential success of the Phase 3 portion of IMerge, or could cause us to abandon further development of imetelstat entirely. Data from the Phase 3 portion of IMerge could materially differ from the overall conclusions reported for the Phase 2 portion of IMerge. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy results observed in earlier clinical trials, or may reveal safety concerns that were not identified in smaller or shorter trials, any of which could adversely affect future development prospects of imetelstat.

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

Further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including further delays resulting from the termination of the Collaboration Agreement and our ability to successfully conduct and complete the Phase 3 portion of IMerge, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

We have no prior experience as a company in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge or potential future similar trials, or in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.

Although we recently have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have no prior experience in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, nor do we have experience with activities that would be required for the commercialization of imetelstat, should we receive future regulatory approval to do so. We cannot be certain that we will be able to enroll, conduct or complete the Phase 3 portion of IMerge, or any other future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials will require additional financial resources and certain internal development experience that we are seeking to develop, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

We also do not have commercialization capabilities. Developing an internal sales, marketing and distribution capability is an expensive and time-consuming process, and will require additional management expertise. We may not be able to negotiate and enter into third-party marketing and distribution agreements on terms that are economically attractive, or at all. Even if we do enter into such agreements, third-party marketers and distributors may not successfully market or distribute our sole product candidate, imetelstat.

Our inability to successfully plan, commence, enroll, conduct and complete large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge or future similar trials, or to successfully establish commercialization capabilities for imetelstat if we receive future regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.*

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties with whom we contract for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained a CRO to support our imetelstat clinical development activities, including the Phase 3 portion of IMerge, and any failure by our CRO to perform its contractual obligations, or disputes with our CRO about the quality of its performance or other matters, could prevent us from enrolling, conducting or completing the Phase 3 portion of IMerge, or could otherwise further delay or halt our imetelstat clinical development activities. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we rely on third parties to conduct any imetelstat clinical trials, including the Phase 3 portion of IMerge, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that patients are adequately informed of the potential risks of participating in clinical trials. Our ability to comply with these regulations and standards is contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

In addition, the execution of clinical trials and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the quality or accuracy of the clinical data obtained, compiled or analyzed by third parties is compromised due to their failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which would cause delay, and could be difficult, costly or impossible. If third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, our clinical trials may be extended, delayed or terminated, or may be unsuccessful or need to be repeated, which could have a material adverse effect on our business and might cause us to cease operations.

RISKS RELATED TO TRANSITION OF THE IMETELSTAT PROGRAM FROM JANSSEN TO GERON

Poor performance by Janssen of the imetelstat program or its transition to us, or lack of cooperation by Janssen in the period after transition of the imetelstat program to us could severely and adversely affect imetelstat’s future value and our business and business prospects, and might cause us to cease operations.*

Although transition of the imetelstat program from Janssen to us was completed by the end of September 2019, after the transition period we remain reliant on Janssen’s continued cooperation in certain respects. There are future risks to our ability to develop imetelstat related to our relationship with Janssen, including:

•

disputes may arise between us and Janssen concerning the achievement of development, regulatory and commercial objectives, or our license to the proprietary rights arising under the Collaboration Agreement, which may result in costly litigation or arbitration that diverts our management’s attention and resources;

•

we may become aware of errors or deficiencies in Janssen’s conduct of the imetelstat program and/or transition of the imetelstat program to us, which could adversely impact our future development of imetelstat;

•

Janssen may refuse to provide, or may be unable to provide, information requested by the FDA or other regulatory authorities regarding the time period when Janssen was responsible for the imetelstat program;

•

failure by Janssen to comply with applicable regulatory guidelines while Janssen was the sponsor of the imetelstat program could result in administrative or judicially imposed sanctions on us, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of manufacturing activities, and the potential refusal to approve any new drug applications;

•

our ability to maintain the IND for imetelstat and to submit required regulatory reports within required timelines may be compromised if Janssen did not fully transfer all data and information from the imetelstat program, including IMbark and IMerge, to us; and

•

Janssen may not properly maintain or defend intellectual property rights arising from the Collaboration Agreement, may use our proprietary information in such a way as to cause disputes that could jeopardize or invalidate our proprietary information or expose us to potential litigation, or may disclose our proprietary information in a manner that could put our intellectual property rights at risk.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, may need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. We expect significant additional research, manufacturing activities and clinical testing to be required before we can file any application with the FDA or other regulatory authorities for regulatory approval of imetelstat. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be developed in clinical trials, including the Phase 3 portion of IMerge, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more clinical trials of imetelstat in hematologic myeloid malignancies, including the Phase 3 portion of IMerge, those results are not necessarily predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat.

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

The benefit-risk profile of imetelstat will also affect the assessment by the FDA and regulatory authorities in other countries of imetelstat’s cost-effectiveness and/or marketability, which assessment could prevent or limit its approval for marketing and successful commercial use. If regulatory submissions requesting approval to market imetelstat are submitted, the FDA and regulatory authorities in other countries may conclude that the overall benefit-risk profile of imetelstat treatment does not merit approval of imetelstat for marketing or further development for any indication. Any of these events could cause us to halt future development and commercialization of imetelstat, if any, which would severely harm our business and business prospects, and might cause us to cease operations.

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

Even if we are successful in committing the necessary time and resources to the further development of imetelstat, the required regulatory clearances and approvals may not be obtained for imetelstat. Further, if regulatory clearances and approvals are obtained to commence commercial sales of imetelstat, they may impose significant limitations on the indicated uses or other aspects of the product label for which imetelstat can be marketed. An approval might also be contingent on the performance of costly additional post-marketing clinical trials. Any failure to advance imetelstat to subsequent clinical trials, failure to obtain regulatory approval of imetelstat, or limitations on any regulatory approval that we might receive, could reduce the potential commercial use of imetelstat, and potential market demand for imetelstat and therefore result in decreased revenue for us from any commercialization of imetelstat, any of which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

A Fast Track designation by the FDA, such as the Fast Track designations received for imetelstat for MDS and relapsed/refractory MF, does not guarantee approval and may not lead to a faster development, regulatory review or approval process. *

In October 2017, the FDA granted Fast Track designation for the imetelstat clinical development program for the treatment of adult patients with transfusion-dependent anemia due to Low or Intermediate-1 risk MDS who are non-del(5q) and who are refractory or resistant to treatment with an erythropoiesis stimulating agent. On September 30, 2019, we announced that the FDA granted Fast Track designation for the development of imetelstat for adult patients with Intermediate-2 or High-risk MF whose disease has relapsed after or is refractory to JAK inhibitor treatment. Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that imetelstat will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track designation for any indication if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

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

RISKS RELATED TO MANUFACTURING IMETELSTAT

Failure by Janssen to ship materials as agreed under the Supply Agreement, or our failure to establish and/or maintain a manufacturing supply chain to appropriately and adequately supply imetelstat for future clinical and commercial uses, would result in a further delay in or cessation of clinical trials and a further delay in or our inability to obtain regulatory approvals of imetelstat, and our business and business prospects could be severely harmed, and we could cease operations.*

Although we have agreed under the Supply Agreement to purchase existing inventories of drug product from Janssen and plan to purchase inventories of drug substance and raw materials from Janssen under the Supply Agreement that meet our specifications in order to supply current and potential future clinical trials of imetelstat, we may not receive these inventories on a timely basis, or at all, the materials may not meet the necessary quality standards, or the quantity of materials that meets our quality standards may be insufficient to supply current and potential future clinical trials of imetelstat, including the Phase 3 portion of IMerge. Accordingly, we continue to work to re-establish our own manufacturing supply chain in order to be able to manufacture and supply imetelstat for future clinical and commercial uses meeting applicable regulatory standards. The process of manufacturing imetelstat is complex and subject to several risks, including:

•	the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance;
•	reliance on third-party contract manufacturing organizations, or CMOs, and suppliers;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies;
•	shortage of qualified personnel; and
•	compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for the Phase 3 portion of IMerge and/or potential future clinical trials of imetelstat, and potential future commercial uses. In addition, Janssen may not perform as agreed or may default in its obligations to ship drug product, drug substance and raw materials for imetelstat manufacturing. Unwillingness and/or inability by Janssen to fully perform all of its obligations to us under the Supply Agreement may further delay or preclude the clinical development of imetelstat, increase our operating costs and thereby negatively impact our financial results, as well as harm imetelstat’s future prospects. In any event, any of these occurrences would delay or result in a cessation of the Phase 3 portion of IMerge or potential future clinical trials of imetelstat and would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct or complete current or potential future clinical trials of imetelstat or to commercialize imetelstat in the future.*

Our planned imetelstat manufacturing supply chain is expected to rely solely upon third-party contractors to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we are currently in the process of establishing arrangements with third parties for the manufacture of imetelstat, our failure to establish such arrangements in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain third-party manufacturers for imetelstat on acceptable terms, or at all. We expect to rely on third-party contractors to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We will not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

•	being unable to identify suitable third-party manufacturers, because the number of potential manufacturers is limited;
•	regulatory authorities may require significant activities to validate and qualify any replacement manufacturer, which could involve new testing and compliance inspections;
•	being unable to execute timely contracts with third-party manufacturers on acceptable terms, or at all;
•	the inability of third-party manufacturers to timely formulate and manufacture imetelstat or to produce imetelstat in the quantities or of the quality required to meet clinical and commercial needs;
•	decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute products;
•

compliance by third-party manufacturers with current Good Manufacturing Practice, or cGMP, standards mandated by the FDA and state agencies and other government regulations corresponding to foreign regulatory authorities;

•	breach or termination of manufacturing contracts;
•	inadequate storage or maintenance at contracted facilities resulting in theft or spoilage;
•	capacity limitation and scheduling imetelstat manufacturing activities as a priority in contracted facilities; and
•	natural disasters that affect contracted facilities.

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the commencement or completion of the Phase 3 portion of IMerge or potential future clinical trials or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

RISKS RELATED TO MANAGING OUR GROWTH AND OTHER BUSINESS OPERATIONS

We may be unable to successfully retain or recruit key personnel to support the development and potential future commercialization of imetelstat or to otherwise successfully manage our growth.*

Our ability to successfully develop imetelstat in the future and to potentially commercialize imetelstat depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we will need to continue to hire experienced personnel in clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs and sales and marketing, to enable us to further develop and potentially commercialize imetelstat.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as additional and expanded office locations, for example, our recently leased office in northern New Jersey and the planned relocation of our corporate headquarters in California. Our ability to timely occupy and relocate to such additional and expanded office locations depends on the performance by lessors, contractors and other third parties of their contractual obligations. Such continued growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our imetelstat development efforts effectively, including our current and potential future imetelstat clinical trials. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

In order to advance the imetelstat program, including completing the Phase 3 portion of IMerge and potential clinical trials in other indications, as well as potential commercialization activities in the United States, we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the United States on our own, we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to advance the imetelstat program, including completing the Phase 3 portion of IMerge or potential clinical trials in other indications, or to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the United States.

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

The termination of the Collaboration Agreement could also result in litigation arising out of any claims that our stockholders suffered financial losses. The market price of our common stock declined significantly after the announcement on September 27, 2018 of the termination of the Collaboration Agreement, and certain stockholders experienced significant financial losses. Therefore, it is possible that lawsuits will be filed naming us and/or our officers and directors as defendants with respect to the termination of the Collaboration Agreement by Janssen or other matters related to the Collaboration Agreement, clinical trials of imetelstat, such as the Phase 3 portion of IMerge, or other business activities. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuit dismissed or settled within the limits of our insurance coverage.

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

The commercial success of imetelstat will depend upon our ability to research, develop, manufacture, market and sell imetelstat without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain licenses to those patents or other proprietary rights or develop or obtain alternative technologies. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to imetelstat, and while we believe these patents will expire before imetelstat is able to be commercialized and/or that these patents are invalid and/or would not be infringed by the manufacture, use or sale of imetelstat, it is possible that the owner(s) of these patents will assert claims against us in the future. If that were to occur, we might need to obtain unblocking licenses from such third parties, develop alternative non-infringing technologies, which we may not be able to do at an acceptable cost or on acceptable terms, or at all, or cease the development of imetelstat. In addition, while Janssen has terminated the Collaboration Agreement, we are still subject to indemnification obligations to Janssen under the Collaboration Agreement, including with respect to claims of third party patent infringement.

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

We may become aware of discoveries and technologies controlled by third parties that are advantageous or necessary to further develop or manufacture imetelstat. For example, we may learn of changes to the imetelstat manufacturing process made by Janssen which would require us to obtain licenses to third party intellectual property rights. Under such circumstances, we may initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required to pursue the research, development, manufacture or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our failure to comply with the obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause further delays in the development efforts for imetelstat and could increase the development and/or production costs of imetelstat. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from pursuing research, development, manufacturing or commercialization of imetelstat, which would materially and adversely impact our business. Failure by us to obtain rights to alternative technologies or a license to any technology that may be required to pursue research, development, manufacturing or commercialization of imetelstat would further delay current and potential future clinical trials of imetelstat and any applications for regulatory approval, impair our ability to sell imetelstat, if approved, and therefore result in decreased sales of imetelstat for us. Occurrence of any of these events would materially and adversely affect our business, and might cause us to cease operations.

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

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the costs of manufacturing imetelstat, including our ability to meaningfully reduce those manufacturing costs;
•	the costs of multiple third-party vendors and service providers, including our CROs and CMOs, to pursue the development, manufacturing and potential commercialization of imetelstat;
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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under our 2018 Sales Agreement with B. Riley FBR, will be sufficient to fund our operating plans. We will need additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, such as completion of the Phase 3 portion of IMerge and potential clinical trials in other indications, or potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become consistently profitable.*

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from Janssen relating to imetelstat, nor will Janssen share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to continue to incur significant additional operating losses and our operating losses are likely to substantially increase given our sole financial responsibility for imetelstat clinical development activities. As of September 30, 2019, our accumulated deficit was approximately $1.1 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. With the termination of the Collaboration Agreement effective September 28, 2018, we have no ongoing collaboration agreements related to imetelstat. The patents underlying our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology are expiring, and accordingly we expect all such licenses to be expired by the first quarter of 2020. Any final revenues generated from our remaining licensing agreements related to our hTERT technology are expected to be minimal, and will be insufficient to sustain our operations. We have no current plans to enter into any new corporate collaboration, partnership or license agreements that result in revenues.

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

RISKS RELATED TO OUR COMMON STOCK AND FINANCIAL REPORTING

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between October 1, 2009 and September 30, 2019, our stock has traded as high as $7.36 per share and as low as $0.86 per share. Between October 1, 2016 and September 30, 2019, the price has ranged between a high of $6.99 per share and a low of $0.95 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•	termination of the Collaboration Agreement by Janssen in September 2018;
•

announcements regarding the research and development of imetelstat, or results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat, including the Phase 3 portion of IMerge, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;

•

obtaining funding on commercially reasonable terms necessary to advance the development of imetelstat, such as the Phase 3 portion of IMerge, and potential clinical trials of imetelstat in other indications;

•	preliminary, interim or final clinical trial data reported with respect to current or potential future clinical trials of imetelstat, and investor perceptions thereof;
•

not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we do not obtain regulatory clearance to commence, modify, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all;

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

In addition, as further discussed in the Risk Factor above titled “We have been, and may in the future be, involved in securities-related legal actions that are expensive and time consuming. Any securities-related legal actions, if resolved adversely, could harm our business, financial condition, or results of operations”, class action litigation has often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. Any such litigation brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of the Phase 3 portion of IMerge or potential future clinical trials or preclude or delay commercialization efforts.

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

As of September 30, 2019, we had 450,000,000 shares of common stock authorized for issuance and 192,865,094 shares of common stock outstanding. In addition, we had reserved 45,436,582 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrant as of September 30, 2019. In addition, under the universal shelf registration statement filed by us in May 2018 and declared effective by the SEC in July 2018, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $250 million.

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

While the exclusive forum provisions in our bylaws do not apply to lawsuits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended, or any claim for which the federal courts have exclusive jurisdiction, these provisions may nonetheless limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees, which may discourage such lawsuits against us and our current or former directors, officers, and other employees. Alternatively, if a court were to find the exclusive forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business and our financial condition.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of available treatment options, including erythropoiesis stimulating agents and other hematopoietic growth factors; immunomodulators, such as lenalidomide by Celgene Corporation, or Celgene; hypomethylating agents, such as azacitidine by Celgene and decitabine by Janssen; in addition to investigational treatments that may be further along in development than imetelstat, such as oral versions of azacitidine; histone deacetylase inhibitors; TGF-beta superfamily inhibitors, such as luspatercept by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene; PI3 Kinase inhibitors; proteasome inhibitors; aminopeptidase inhibitors, such as tosedostat by CTI Biopharma Corporation, or CTI Biopharma; TLR2-specific antibodies; TPO agonists, such as romiplostim by Amgen Inc.; anti-CD33 antibodies; anti-CD38 antibodies, such as daratumumab by Genmab A/S in collaboration with Janssen; anti-CD123 antibodies, such as talacotuzumab by Janssen; antagonists of Toll-like receptor signaling; retinoic acid receptor alpha agonists, such as SY-1425 by Syros Pharmaceuticals; hypoxia-inducible factor prolyl hydroxylase inhibitors, such as roxadustat by FibroGen, Inc.; Fas ligand inhibitors; immune checkpoint regulators; PP2A inhibitors, such as LB-100 from Lixte Biotechnology Holdings, Inc.; and JAK-STAT pathway inhibitors.

If approved for commercial sale for the treatment of MF, imetelstat would compete against Incyte Corporation’s ruxolitinib, or Jakafi®, and Celgene’s fedratinib, or Inrebic, both of which are orally administered. In clinical trials, both ruxolitinib and fedratinib reduced spleen size, abdominal discomfort, early satiety, bone pain, night sweats and itching in MF patients. There have also been reports of overall survival benefit as well as improvement in bone marrow fibrosis from ruxolitinib treatment. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include erythropoiesis stimulating agents, androgens, danazol, corticosteroids, thalidomide and lenalidomide. There are other investigational treatments for MF further along in development than imetelstat, such as pacritinib by CTI Biopharma and momelotinib by Sierra Oncology, which have reported results from Phase 3 clinical trials. Other investigational treatments for MF include inhibitors of the JAK-STAT pathway, such as NS-018 by NS Pharma, Inc.; histone deacetylase inhibitors; interleukin-3 receptor targeted agents; inhibitors of heat shock protein 90; hypomethylating agents; PI3 Kinase and mTOR inhibitors; anti-fibrosis antibodies, such as PRM-151 from Promedior, Inc.; hedgehog and SMO inhibitors; PIM kinase inhibitors; IAP inhibitors; anti-LOX2 inhibitors; recombinant pentraxin 2 protein; KIP-1 activators; TGF-beta superfamily inhibitors, such as sotatercept and luspatercept by Acceleron, in collaboration with Celgene; FLT inhibitors; BET inhibitors, such as CPI-0610 by Constellation Pharmaceuticals, Inc.; SMAC mimetics, such as LCL161 by Novartis Pharmaceuticals Corporation and other tyrosine kinase inhibitors.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-

party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers, and healthcare entities, or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, including the GDPR, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1+	Seventh Amendment to Lease Agreement by and between Registrant and Exponent Realty, LLC, effective as of September 10, 2019
10.2	Office Lease Agreement by and between Registrant and Hudson Metro Center LLC, effective as of October 9, 2019	10.1	8-K	October 15, 2019	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 6, 2019
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 6, 2019
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2019 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2019 **
101

The following materials from the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (v) Notes to Condensed Financial Statements

+	Filed herewith.
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

GERON CORPORATION

Date: November 6, 2019	By:	/s/ OLIVIA K. BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)