Form 10-Q
period 2020-03-31
GERON CORP
filed 2020-05-28
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 0-20859

GERON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2287752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

919 EAST HILLSDALE BOULEVARD, SUITE 250, FOSTER CITY, CA	94404
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 22, 2020:
Common Stock, $0.001 par value	203,317,236 shares

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Geron Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Form 10-Q”) was delayed due to circumstances related to the ongoing COVID-19 global pandemic. In compliance with local governmental “shelter in place” measures and to limit the risk of exposure to and transmission of the SARS-CoV-2 virus, which causes COVID-19, access to the Company’s facilities has been restricted since March 17, 2020 and the Company’s employees have a minimal presence in its offices for essential activities. These restrictions caused limited access to the Company’s facilities and disrupted normal interactions among the Company’s accounting personnel and other staff, all of which slowed the completion of the Company’s quarterly review and preparation of the Form 10-Q. Accordingly, the Company’s ability to complete its quarterly review and to prepare and file the Form 10-Q by the original SEC filing deadline had been hampered. As a result, the Company relied on the “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) issued by the SEC to delay the filing of this Form 10-Q.

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,294	$13,644
Restricted cash	270	270
Marketable securities	111,822	125,681
Interest and other receivables	701	802
Prepaid and other current assets	1,068	1,211
Total current assets	134,155	141,608
Noncurrent marketable securities	1,029	19,651
Property and equipment, net	749	408
Operating leases, right-of-use assets	5,827	2,497
Deposits and other assets	1,129	1,353
	$142,889	$165,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,376	$1,181
Accrued compensation and benefits	2,674	4,830
Amount due to Janssen Biotech, Inc.	1	14,269
Operating lease liabilities	828	354
Accrued liabilities	10,037	7,528
Total current liabilities	16,916	28,162
Noncurrent operating lease liabilities	5,159	2,200
Commitments and contingencies
Stockholders' equity:
Common stock	200	200
Additional paid-in capital	1,217,105	1,214,835
Accumulated deficit	(1,096,367)	(1,080,012)
Accumulated other comprehensive (loss) gain	(124)	132
Total stockholders' equity	120,814	135,155
	$142,889	$165,517

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Revenues:
License fees and royalties	$52	$57

Operating expenses:
Research and development	10,802	5,906
General and administrative	6,120	5,452
Total operating expenses	16,922	11,358
Loss from operations	(16,870)	(11,301)
Interest and other income	754	1,162
Change in fair value of equity investment	(195)	98
Other expense	(44)	(18)
Net loss	$(16,355)	$(10,059)

Basic and diluted net loss per share	$(0.08)	$(0.05)

Shares used in computing basic and diluted net loss per share	200,222,092	186,393,128

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Net loss	$(16,355)	$(10,059)
Net unrealized (loss) gain on marketable securities	(256)	282
Comprehensive loss	$(16,611)	$(9,777)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	$200	$1,217,105	$(1,096,367)	$(124)	$120,814

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(10,059)	—	(10,059)
Other comprehensive income	—	—	—	—	282	282
Stock-based compensation related to issuance of common stock and options in exchange for services	13,365	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,426	—	—	1,426
401(k) contribution	—	—	9	—	—	9
Balance at March 31, 2019	186,406,047	$186	$1,190,651	$(1,021,523)	$99	$169,413

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,355)	$(10,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	15
Accretion and amortization on investments, net	(124)	(482)
Change in fair value of equity investment, including foreign currency translation	220	(103)
Stock-based compensation for services by non-employees	16	22
Stock-based compensation for employees and directors	1,568	1,426
Amortization related to 401(k) contributions	—	9
Amortization of right-of-use assets	244	—
Changes in assets and liabilities:
Current and noncurrent assets	249	(1,532)
Current and noncurrent liabilities	(12,039)	(2,034)
Net cash used in operating activities	(26,194)	(12,738)

Cash flows from investing activities:
Purchases of property and equipment	(191)	(45)
Purchases of marketable securities	(6,913)	(44,092)
Proceeds from maturities of marketable securities	39,262	53,101
Net cash provided by investing activities	32,158	8,964

Cash flows from financing activities:
Proceeds from issuances of common stock from financings	686	—
Net cash provided by financing activities	686	—
Net increase (decrease) in cash, cash equivalents and restricted cash	6,650	(3,774)
Cash, cash equivalents and restricted cash at the beginning of the period	13,914	10,844
Cash, cash equivalents and restricted cash at the end of the period	$20,564	$7,070

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2019 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented, without consideration for potential common shares. Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and a warrant to purchase our common stock. Diluted net loss per share excludes potential dilutive securities outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three months ended March 31, 2020 and 2019, the diluted net loss per share calculation excludes potential dilutive securities of 43,005,837 and 32,714,257, respectively, related to outstanding stock options and warrant as their effect would have been anti-dilutive.

Use of Estimates

The accompanying financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, fair value of marketable securities and equity investments, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2020 and 2019. See Note 2 on Fair Value Measurements.

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

Revenue Recognition

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

License and/or Collaboration Agreements

We previously entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies, whereby we granted certain rights to our non-imetelstat related technologies. As of March 31, 2020, all license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology.

The remaining active license agreement is a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement include non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.), we are entitled to receive royalties on future product sales. Non-refundable upfront fees and annual license maintenance fees are considered fixed consideration, while milestone payments and royalties are identified as variable consideration.

Licenses of Intellectual Property. If we determine that the license to intellectual property is distinct from the other performance obligations identified in an agreement and the licensee can use and benefit from the license, we recognize revenue from non-refundable upfront fees allocated to the license upon the completion of the transfer of the license to the licensee. For such licenses, we recognize revenue from annual license maintenance fees upon the start of the new license period. For licenses that are bundled with other performance obligations, we assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees or annual license maintenance fees. At each reporting date, we reassess the progress and, if necessary, adjust the measure of performance and related revenue recognition.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaboration agreements, if any. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost sharing arrangements with collaborative partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements.

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

Our current imetelstat clinical trials are being supported by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed for each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock-Based Compensation

We recognize stock-based compensation expense based on grant-date fair values of service-based instruments on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2020 and 2019, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development	$501	$240
General and administrative	1,067	1,186
Stock-based compensation expense included in operating expenses	$1,568	$1,426

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options in our condensed statements of operations for the three months ended March 31, 2020 and 2019, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the three months ended March 31, 2020 and 2019 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility range	0.781	0.925 to 0.980
Risk-free interest rate range	1.42% to 1.62%	2.24% to 2.56%
Expected term range	5.25 yrs	5.25 yrs to 6.44 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2020 and 2019 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility range	0.478 to 0.564	1.333 to 1.653
Risk-free interest rate range	1.56% to 1.57%	2.56% to 2.63%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

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

Non-Employee Stock-Based Awards

With the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, beginning January 1, 2019, we measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our condensed statements of operations.

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements. We adopted ASU 2018-13 as of January 1, 2020. The adoption of this new guidance did not have a material impact on our condensed financial statements.

As of January 1, 2020, we also adopted ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, or ASU 2018-18. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The adoption of ASU 2018-18 did not have a material impact on our condensed financial statements given the termination of the Collaboration Agreement in September 2018.

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

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$18,370	$—	$—	$18,370

Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$11,504	$16	$—	$11,520
Commercial paper (due in less than one year)	29,028	37	—	29,065
Corporate notes (due in less than one year)	71,422	44	(229)	71,237
Corporate notes (due in one to two years)	1,021	8	—	1,029
	$112,975	$105	$(229)	$112,851

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$6,671	$—	$—	$6,671
Commercial paper	3,990	—	—	3,990
	$10,661	$—	$—	$10,661
Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$6,506	$6	$—	$6,512
Government-sponsored enterprise securities (due in one to two years)	6,999	1	—	7,000
Commercial paper (due in less than one year)	40,110	33	(3)	40,140
Corporate notes (due in less than one year)	78,926	116	(13)	79,029
Corporate notes (due in one to two years)	12,659	1	(9)	12,651
	$145,200	$157	$(25)	$145,332

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2020:
Corporate notes (due in less than one year)	$49,835	$(229)	$—	$—	$49,835	$(229)
As of December 31, 2019:
Commercial paper (due in less than one year)	$8,571	$(3)	$—	$—	$8,571	$(3)
Corporate notes (due in less than one year)	26,082	(13)	—	—	26,082	(13)
Corporate notes (due in one to two years)	11,624	(9)	—	—	11,624	(9)
	$46,277	$(25)	$—	$—	$46,277	$(25)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2020 and December 31, 2019 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of March 31, 2020 and December 31, 2019 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2020:
Money market funds(1)	$18,370	$—	$—	$18,370
Government-sponsored enterprise securities(2)	—	11,520	—	11,520
Commercial paper(2)	—	29,065	—	29,065
Corporate notes(2)(3)	—	72,266	—	72,266
Equity investment(4)	—	169	—	169
Total	$18,370	$113,020	$—	$131,390
As of December 31, 2019:
Money market funds(1)	$6,671	$—	$—	$6,671
Government-sponsored enterprise securities (2)(3)	—	13,512	—	13,512
Commercial paper(1)(2)	—	44,130	—	44,130
Corporate notes(2)(3)	—	91,680	—	91,680
Equity investment(4)	—	389	—	389
Total	$6,671	$149,711	$—	$156,382

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. With the adoption of ASU 2016-01 on January 1, 2018, we reassess the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value is recognized on our condensed statements of operations. As of March 31, 2020, the fair value of our shares in Sienna was $169,000. For the three months ended March 31, 2020 and 2019, we recognized a decrease in fair value of equity investment of $195,000 and an increase in fair value of $98,000, respectively, related to observable price changes on our condensed statements of operations. For the three months ended March 31, 2020 and 2019, we also recognized a loss of $25,000 and a gain of $5,000, respectively, related to foreign currency translation, which have been included in other expense on our condensed statements of operations.

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

Janssen terminated the Collaboration Agreement effective September 28, 2018. Upon the effective date of termination, we regained the global rights to the imetelstat program and are continuing development of imetelstat on our own. As a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Since September 28, 2018, our responsibility for imetelstat development costs incurred by Janssen, including continuing support of ongoing clinical trials of imetelstat, increased from 50% to 100%. As of March 31, 2020, the amount due to Janssen of $1,000 on our condensed balance sheet represents final costs incurred by Janssen for the three months ended March 31, 2020 for operational support of the imetelstat program.

On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. As of December 31, 2019, activities under the Supply Agreement were fully complete, resulting in an aggregate amount due to Janssen of $14,269,000, which we have paid in full as of March 31, 2020. No amounts remain due to Janssen under the Supply Agreement as of March 31, 2020.

4. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the remaining putative securities class action lawsuits, appointed a lead plaintiff, and invited applications for lead counsel. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

On April 23, 2020, a shareholder derivative lawsuit, or the Derivative Lawsuit, was filed in the Northern District, naming as defendants certain Geron Board members. The plaintiff in the Derivative Lawsuit alleges breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company regarding IMbark. The plaintiff seeks damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. On May 13, 2020, the Derivative Lawsuit was determined to be related to the putative securities class action lawsuits described above. On May 19, 2020, the Court deferred further litigation of the Derivative Lawsuit until after the Court rules on any motion to dismiss to be filed on the putative securities class action lawsuits.

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

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. As of the date of this filing, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information continues to evolve rapidly. Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, or interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, delays in opening the Phase 3 clinical trial in refractory MF for screening and enrollment and other disruptions that could severely impact our business and the imetelstat development program.

In response to the spread of COVID-19 and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey. Many of our employees are conducting their work remotely, and our employees otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well as our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to conduct and complete our planned Phase 3 clinical trial in refractory myelofibrosis, or MF, and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

5. OPERATING LEASES

Menlo Park Office Space Lease

We have an operating lease for our office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, that commenced in February 2018 and was due to expire in January 2020. On September 10, 2019, we amended this lease agreement to extend the lease term by two months to the end of March 2020. In March 2020, in connection with the “shelter in place” orders issued by the Health Officer of the County of San Mateo and the Governor of the State of California on March 16 and March 19, 2020, respectively, which directed non-essential businesses to cease operations until the orders are rescinded, we further amended the Menlo Park Lease to extend the lease term until the 15th day after the later of: a) April 7, 2020; b) the expiration or termination of the “shelter in place” orders; or c) the modification of the “shelter in place” orders such that non-essential business operations and non-essential travel are expressly permitted. The amendments to the Menlo Park Lease are treated as modifications to the existing lease agreement, and the right-of-use asset and corresponding operating lease liability have been remeasured based on the present value of remaining lease payments over the remaining extended lease term as of each amendment, using the same discount rate of 5% applied as of the adoption date. For the March 2020 extension, the right-of-use asset and corresponding operating lease liability was approximately $149,000, assuming the “shelter in place” orders cease at the end of May 2020. Under the Menlo Park Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.

New Jersey Office Space Lease

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $2,356,000, which represented the present value of remaining lease payments over the initial lease term of 11 years, net of a seven-month rent abatement period and, using an incremental borrowing rate of 8%. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.

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

The Foster City Lease commenced on March 10, 2020, upon the substantial completion of all tenant improvements. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $3,426,000, which represented the present value of remaining lease payments using an incremental borrowing rate of 7% over the initial lease term of 87 months, net of a three-month rent abatement period. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and will be expensed in the period they are incurred.

The future non-cancellable lease payments under the Menlo Park Lease, the New Jersey Lease and the Foster City Lease as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$637
2021	913
2022	937
2023	962
2024	987
Thereafter	3,821
Total lease payments	8,257
Less: imputed interest	(2,270)
Total	$5,987

6. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We pay B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. For the three months ended March 31, 2020, we sold an aggregate of 530,228 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $686,000, after deducting sales commissions and other offering expenses payable by us. The 2018 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2018 Sales Agreement, or (b) May 18, 2021. See also Note 7 on Subsequent Events.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of Geron common stock (subject to customary adjustments in the event of a change in capital structure) to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or directors, other than following a bona fide period of non-employment. In January 2019 and February 2020, our Compensation Committee approved amendments to increase the reserve of shares of our common stock under the 2018 Inducement Award Plan by 5,000,000 and 1,300,000 shares, respectively. The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards, and all awards under the Inducement Plan are intended to meet the standards under Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the Inducement Plan and the inducement awards to be granted thereunder are substantially similar to our stockholder-approved 2018 Equity Incentive Plan.

7. SUBSEQUENT EVENTS

At Market Issuance Sales Agreement

On July 10, 2018, we filed a prospectus supplement, or the ATM Prospectus Supplement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $62,821,700 under the 2018 Sales Agreement. In the second quarter of 2020, we sold an aggregate of 2,966,388 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $3,391,000 after deducting sales commissions and estimated offering expenses payable by us. In connection with the public offering in May 2020 described below, we have terminated the ATM Prospectus Supplement, but the 2018 Sales Agreement remains in full force and effect. We cannot make any sales of common stock under the 2018 Sales Agreement for 90 days after completion of our public offering and unless and until we file an updated prospectus supplement. For further discussion of the 2018 Sales Agreement, see Note 6 on Stockholders’ Equity.

Public Offering

On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and pre-funded warrants to purchase 8,335,239 shares of our common stock, also known as the pre-funded warrants, together with accompanying warrants to purchase 57,692,307 shares of our common stock, also known as the stock purchase warrants. The combined public offering price to the public of common stock and accompanying stock purchase warrants is $1.30 per share. The combined public offering price to the public of pre-funded warrants and accompanying stock purchase warrants is $1.299 per share. The estimated net cash proceeds from this offering, assuming no exercise of the pre-funded warrants or the stock purchase warrants, is approximately $140,200,000, after deducting the underwriting discount and estimated offering expenses payable by us.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, on March 12, 2020.

Business Overview

We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic myeloid malignancies. We have global rights to imetelstat, a first-in-class telomerase inhibitor, which was discovered and is being developed at Geron. We believe targeting telomerase has the potential to inhibit the uncontrolled proliferation of malignant stem and progenitor cells in hematologic myeloid malignancies to reduce dysfunctional blood cell production and enable potential recovery of normal blood cell production, or hematopoiesis. Data from our prior clinical trials suggest potential disease-modifying activity from imetelstat treatment. Currently, our imetelstat development program is focused on Low or Intermediate-1 risk myelodysplastic syndromes, also referred to as lower risk MDS, and Intermediate-2 or High-risk myelofibrosis, or MF.

Imetelstat has been granted both Orphan Drug and Fast Track designations by the United States Food and Drug Administration, or FDA, for the treatment of patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA, and for the treatment of patients with Intermediate-2 or High-risk MF relapsed after or refractory to janus kinase, or JAK, inhibitor treatment, or relapsed/refractory MF.

We are evaluating imetelstat in IMerge, a Phase 2/3 clinical trial in patients with lower risk MDS, who are relapsed after or refractory to prior treatment with an ESA, or relapsed/refractory to ESA. The Phase 2 portion of IMerge is closed to enrollment, and patients remaining in the treatment phase continue to receive imetelstat treatment. In May 2020, we announced that an imetelstat abstract with more mature data from the Phase 2 portion of IMerge was accepted for oral presentation at the 2020 European Hematology Association, or EHA, Annual Congress being held in a virtual format from June 11 to 14, 2020. Further information about the abstract is described below. The Phase 3 portion of IMerge is enrolling patients to the extent practicable under the current COVID-19 pandemic conditions as described below.

In the second quarter of 2020, we conducted a meeting with the FDA to discuss our proposed Phase 3 trial design of imetelstat in patients with Intermediate-2 or High-risk MF, who are refractory to prior treatment with a JAK inhibitor, or refractory MF. The FDA accepted our proposed trial design, including our definition of the refractory MF patient population; the primary efficacy endpoint of overall survival, or OS; secondary endpoints; and the statistical design and methods to be used to analyze data from the trial for the interim and final analyses. The FDA also accepted our proposed control arm using best available therapy, or BAT, that excludes a JAK inhibitor. Although the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints, the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks.

In order to evaluate whether to add such a third arm to the trial, and in consultation with two academic MF advisors who also participated in the FDA meeting, we conducted analyses of imetelstat’s dose response and exposure response for safety and efficacy using data from our IMbark Phase 2 clinical trial, in which imetelstat had been administered at two starting dose regimens of 9.4 mg/kg and 4.7 mg/kg every three weeks. Based on these analyses, the 9.4 mg/kg dosing regimen in the Phase 2 IMbark trial, when compared with the 4.7 mg/kg dosing regimen, was associated with optimal target engagement, defined as telomerase inhibition, had an acceptable and manageable clinical safety profile, and demonstrated consistently stronger results in terms of OS, symptom response and other endpoints. On the basis of these analyses, we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity; we have therefore chosen, as originally proposed by us and as accepted by the FDA, the 9.4 mg/kg every three weeks as the dosing regimen for imetelstat for the planned Phase 3 clinical trial in refractory MF. Further information about the planned Phase 3 clinical trial in refractory MF is described below.

In May 2020, we announced our decision to move forward with late stage development of imetelstat in MF with a planned Phase 3 clinical trial in refractory MF. We plan to open this trial for screening and enrollment in the first quarter of 2021 to the extent practicable under the current COVID-19 pandemic conditions as described below. Our ability to complete the planned Phase 3 clinical trial in refractory MF will be dependent on our ability to raise substantial additional capital.

In May 2020, we also announced that three imetelstat abstracts related to MF were accepted as poster presentations at the upcoming EHA Annual Congress. These abstracts report new analyses from the IMbark Phase 2 clinical trial that correlate the median OS observed with other clinical endpoints from the trial. In addition, the new analyses provide further support for the potential improvement in OS as an indication of disease-modifying activity of imetelstat treatment in MF. Further information about these abstracts is described below.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We are actively monitoring the situation and intend to take those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business and business prospects, our financial condition and the future of imetelstat or our liquidity, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.

Like many other biopharmaceutical companies, we are experiencing delays in clinical site initiations and patient screening and enrollment in the Phase 3 portion of IMerge due to the shift in health care resources to care for COVID-19 patients. In addition, many of our clinical sites have established self-imposed holds on site initiations and enrollment during this period out of concern for patient exposure to COVID-19 and due to lack of available staff. In alignment with recent guidance from the FDA on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” together with other national and regional guidelines outside the United States, or U.S., we have taken steps designed to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. In addition, we issued an Urgent Safety Measure together with a Dear Investigator Letter to all our clinical sites involved with the Phase 3 portion of IMerge to apply certain measures to protect patient safety that include enhanced ongoing monitoring for signs and symptoms of or exposure to COVID-19 as well as guidance for withholding treatment to patients who have tested positive, who show signs and/or symptoms of COVID-19, or who have potential exposure to COVID-19.

We continue to monitor each clinical site through our contract research organizations, or CROs, as well as to conduct direct outreach to investigators and study staff. Due to the evolving effects of the COVID-19 pandemic on our clinical trial activities, we now expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of the first quarter of 2021, instead of the end of 2020 as we had previously planned. Due to this anticipated delay in enrollment and the continued uncertainty around the evolving effects of the COVID-19 pandemic on our clinical trial activities, we now expect top-line results from the Phase 3 portion of IMerge in the second half of 2022, instead of mid-2022 as we originally planned. Similarly, we anticipate opening the planned Phase 3 clinical trial in refractory MF for screening and enrollment in the first quarter of 2021 to account for anticipated delays at clinical sites related to the effects of the COVID-19. Given our focus on completion of the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, we have decided to postpone commencement of our proof-of-concept study in high risk MDS and acute myeloid leukemia, or AML, that we had previously planned to commence in 2020, and will reconsider whether to proceed with and if so, the timing of, this proof-of-concept study at a future date.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete our planned Phase 3 clinical trial in refractory MF. To conserve our cash resources to support the completion of the Phase 3 portion of IMerge and the commencement of our planned Phase 3 clinical trial in refractory MF, we have taken steps to reduce spending across our organization, including eliminating non-essential business travel, reevaluating hiring plans and limiting discretionary spending. In any event, our ability to complete the planned Phase 3 clinical trial in refractory MF will be dependent on our ability to raise substantial additional capital.

Lead Clinical Indication in Development: Lower Risk Myelodysplastic Syndromes

Unmet Medical Need in Myelodysplastic Syndromes (MDS)

MDS is a group of blood disorders in which the continuous upregulation of telomerase is associated with the proliferation of malignant progenitor cells which produces multiple malignant cell clones in the bone marrow resulting in disordered and ineffective production of the myeloid lineage, which includes red blood cells, white blood cells and platelets. In MDS, bone marrow and peripheral blood cells may have abnormal, or dysplastic, cell morphology. MDS is frequently characterized clinically by severe anemia, or low red blood cell counts, and low hemoglobin. In addition, other peripheral cytopenias, or low numbers of white blood cells and platelets, may cause life-threatening infections and bleeding. Transformation to AML occurs in up to 30% of MDS cases and results in poorer OS.

MDS is the most common of the myeloid malignancies and is primarily a disease of the elderly, with median age at diagnosis around 70 years. In addition, MDS patients are grouped using the World Health Organization (WHO) classification system, which was most recently updated in 2016. It divides MDS into types based mainly on how the cells in the bone marrow look under the microscope, as well as other factors. Common MDS subgroups include ringed sideroblast positive, or RS+, and ringed sideroblast negative, or RS-.The majority of MDS patients, approximately 70%, fall into what are considered to be the lower risk groups at diagnosis, according to the International Prognostic Scoring System that takes into account the presence of a number of disease factors, such as cytopenias and cytogenetics, to assign relative risk of progression to AML and OS. There are more than 100,000 people worldwide and 40,000 people in the U.S. living with lower risk MDS. In addition, more than 10,000 new cases of lower risk MDS are reported each year in the U.S.

Chronic anemia is the predominant clinical problem in patients who have lower risk MDS. Many of these patients become dependent on red blood cell transfusions due to low hemoglobin. Serial red blood cell transfusions can lead to elevated levels of iron in the blood and other tissues, which the body has no normal way to eliminate. Iron overload is a potentially dangerous condition. Studies in patients with MDS have shown that iron overload resulting from regular red blood cell transfusions is associated with poorer OS and a higher risk of developing AML.

As a telomerase inhibitor, we believe that imetelstat has the potential to inhibit the uncontrolled proliferation of malignant stem and progenitor cells in MDS to reduce dysfunctional blood cell production and potentially enable recovery of normal hematopoiesis.

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent patients with lower risk MDS, who are relapsed/refractory to ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial. Part 1 of IMerge was designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion over two hours every four weeks in approximately 30 patients. Part 2 of IMerge is a Phase 3 double-blind, randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, we believe may support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS who are relapsed or refractory to an ESA, have not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and who are non-del(5q).

The primary efficacy endpoint of IMerge is the rate of RBC transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients not receiving any RBC transfusion during any consecutive eight weeks since entry to the trial, or eight-week RBC-TI rate. Key secondary endpoints include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement-erythroid, or HI-E, defined as a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving complete response or partial response according to the 2006 International Working Group criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of OS and time to progression to AML. The Phase 3 portion of IMerge has been designed with more than 85% power to detect a statistically significant difference in the primary endpoint of eight-week transfusion independence between the imetelstat treatment arm and the placebo arm.

Current Status of the Phase 3 Portion of IMerge

The Phase 3 portion of IMerge opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. As of the end of April 2020, approximately 68% of the original planned clinical sites were opened for enrollment. We plan to complete patient enrollment by the end of the first quarter of 2021. To facilitate this timing, we are currently evaluating the feasibility of increasing the number of participating countries by approximately six, and the number of clinical sites by approximately 40. Following 15 months from the last patient being enrolled, a primary analysis of efficacy and safety data from the trial will begin to enable top-line results. Under current assumptions, we expect such top-line results to be available in the second half of 2022. This anticipated timing is subject to potential delays or interruptions associated with the evolving effects of the COVID-19 pandemic, regardless of our evaluation of additional countries and sites.

Recent Data from the Phase 2 Portion of IMerge

In May 2020, we announced that an imetelstat abstract with more mature data from the Phase 2 portion of IMerge was accepted for oral presentation at the 2020 EHA Annual Congress being held in a virtual format from June 11 to 14, 2020.

Abstract Title: Treatment with Imetelstat Provides Durable Transfusion Independence (TI) in Heavily Transfused Non-del(5q) Lower Risk MDS (LR-MDS) Relapsed/Refractory (R/R) to Erythropoiesis Stimulating Agents (ESAs)

The abstract reports more mature data from the Phase 2 portion of IMerge in lower risk MDS, including long-term efficacy and safety data, based on a February 4, 2020 clinical cut-off date and a median follow-up of 24 months. Long-term efficacy data included the following: eight-week transfusion independence, or TI, which is defined as the proportion of patients achieving RBC transfusion independence during any consecutive eight weeks since entry into the trial; 24-week RBC-TI; 1-year RBC-TI; longest and cumulative duration of TI for patients who achieved an initial eight-week RBC-TI; and duration of HI-E.

From the Phase 2 portion of IMerge in lower risk MDS, 42% (16/38) of patients achieved eight-week RBC-TI, and 75% (12/16) of these patients showed a hemoglobin rise of at least 3 grams per deciliter during the transfusion free interval when compared to pretreatment level. In addition, 32% (12/38) of patients achieved a 24-week RBC-TI, and 29% of patients (11/38) were transfusion free for more than one year. The median duration of RBC-TI observed in the trial was 88 weeks and the longest TI was 2.7 years. HI-E was achieved by 68% (26/38) of patients with a median duration of 93 weeks. Most frequently reported adverse events were manageable and reversible grade > 3 cytopenias.

Planned Phase 3 Development: Refractory Myelofibrosis

Unmet Medical Need in Myelofibrosis

MF, a type of myeloproliferative neoplasm, is a chronic blood cancer in which abnormal or malignant precursor cells in the bone marrow proliferate rapidly, causing scar tissue, or fibrosis, to form. As a result, normal blood production in the bone marrow is impaired and may shift to other organs, such as the spleen and liver, which can cause them to enlarge. People with MF may have abnormally low or high numbers of circulating red blood cells, white blood cells or platelets, and abnormally high numbers of immature cells in the blood or bone marrow. MF patients can also suffer from debilitating constitutional symptoms, such as drenching night sweats, fatigue, severe itching, or pruritus, abdominal pain, fever and bone pain.

Approximately 70% of MF patients are classified as having Intermediate-2 or High-risk disease, as defined by the Dynamic International Prognostic Scoring System Plus described in a 2011 Journal of Clinical Oncology article. There are more than 35,000 patients worldwide and more than 13,000 patients in the U.S. living with Intermediate-2 or High-risk MF. In addition, more than 2,000 new cases are reported each year in the U.S.

The only drug therapies approved by the FDA for treating MF patients with Intermediate-2 or High-risk disease are the JAK inhibitors, ruxolitinib and fedratinib. According to medical literature, approximately 50% of patients discontinue treatment with ruxolitinib within three years and 75% within five years due to disease progression, adverse events, and unsatisfactory response to treatment. Currently, no drug therapy is approved by the FDA for those patients who fail or no longer respond to JAK inhibitor treatment, and median survival for such refractory MF patients after discontinuation from ruxolitinib is only approximately 14 to 16 months, representing a significant unmet medical need.

As a telomerase inhibitor, we believe that imetelstat has the potential to inhibit the uncontrolled proliferation of malignant stem and progenitor cells in MF patients to reduce dysfunctional blood cell production and potentially enable recovery of normal hematopoiesis.

Planned Phase 3 Clinical Trial in Refractory MF

Our planned Phase 3 clinical trial in refractory MF is designed to be an open label 2:1 randomized, controlled clinical trial to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients with Intermediate-2 or High-risk disease who are refractory to prior treatment with a JAK inhibitor. Patients eligible for the trial will be required to be refractory to a JAK inhibitor, an inclusion criterion that is planned to be defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The control arm is planned to be BAT, excluding JAK inhibitors. The primary efficacy endpoint for the trial is planned to be OS. Planned key secondary endpoints include symptom response, spleen response, progression free survival, complete response, partial response, clinical improvement, duration of response, safety, pharmacokinetics, and patient reported outcomes. Currently, we expect to engage over 150 sites to participate in the global Phase 3 clinical trial in refractory MF across North America, Europe and Asia. Based on our discussions with the FDA, we believe the current design of the planned Phase 3 clinical trial may support, if the trial is successful, the registration of imetelstat in refractory MF.

Currently, the planned Phase 3 clinical trial in refractory MF has been designed with greater than 85% power to detect a 40% reduction in the risk of death (hazard ratio=0.60; one-sided alpha=0.025), for example, 23 months for the imetelstat arm and 14 months for the BAT arm. The final analysis for OS is planned to be conducted after more than 50% of the patients planned to be enrolled in the trial have died (each death referred to herein as an “event”). An interim analysis of OS, in which the alpha spend is expected to be approximately 0.01, is planned to be conducted after approximately 70% of the total projected number of events for the final analysis have occurred. Both the planned interim and final analyses are event driven and could occur on different timelines than we currently expect.

Under our current assumptions, we expect to complete patient enrollment in the planned Phase 3 clinical trial in refractory MF in the second half of 2022, to conduct an interim analysis in the first half of 2023 and to conduct a final analysis in the first half of 2024. At the interim analysis, if the pre-specified statistical OS criterion is met, then Geron expects such data may support the registration of imetelstat in refractory MF. If the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis. The timing and achievement of enrollment completion and either or both of the planned analyses depend on numerous factors, including obtaining regulatory clearance of the trial protocol and delays or interruptions related to the evolving effects of the COVID-19 pandemic. Our ability to complete the planned Phase 3 clinical trial in refractory MF will be dependent on our ability to raise substantial additional capital.

Recent Data from the IMbark Phase 2 Clinical Trial in Relapsed/Refractory MF

The purpose of the IMbark Phase 2 clinical trial was to evaluate two doses of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in patients with relapsed/refractory MF. The co-primary efficacy endpoints for IMbark were spleen response rate, defined as the proportion of patients who achieve at least a 35% reduction in spleen volume assessed by imaging, and symptom response rate, defined as the proportion of patients who achieve at least a 50% reduction in Total Symptom Score, at 24 weeks. Secondary endpoints include OS and safety.

The primary analysis for IMbark used a clinical cut-off date of April 26, 2018. A total of 107 patients were enrolled in IMbark (48 in the 4.7 mg/kg dosing arm and 59 in the 9.4 mg/kg dosing arm). At the time of the clinical cut-off for the primary analysis, six patients (10%) in the 9.4 mg/kg dosing arm and no patients in the 4.7 mg/kg dosing arm had at least a 35% reduction in spleen volume assessed by imaging. In addition, 22 patients (37%) in the 9.4 mg/kg arm had at least a 10% reduction in spleen volume assessed by imaging. Nineteen patients (32%) in the 9.4 mg/kg dosing arm and three patients (6%) in the 4.7 mg/kg dosing arm had a symptom response at 24 weeks. In addition, 31 patients (52%) in the 9.4 mg/kg dosing arm had a symptom response at any time.

Safety data from the primary analysis included hematologic and non-hematologic adverse events. The safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. Most grade 3/4 cytopenias resolved within four weeks, including 91% of the observed grade 3/4 neutropenias and 85% of the observed grade 3/4 thrombocytopenias.

At the time of the primary analysis, the median OS had not yet been reached. Subsequently, using a clinical cut-off date of October 22, 2018 and a median follow-up of 27.4 months (range: 0.2 – 33.0), the median OS for the 9.4 mg/kg dosing arm was 29.9 months. In May 2019, using a clinical cut-off date of April 30, 2019, the median OS in the 9.4 mg/kg dosing arm was 28.1 months. In May 2020, using a clinical cut-off of February 19, 2020 and a median follow-up of 41.7 months, the median OS in the 9.4 mg/kg dosing arm was 28.1 months. Our data compare favorably to the median OS of 14 to 16 months reported in medical literature for patients previously treated with JAK inhibitors. In addition, comparative analyses of our IMbark data to real-world data of closely-matched MF patients treated with BAT provide further evidence of the potential improvement in OS with treatment with imetelstat.

In May 2020, we announced that three imetelstat abstracts related to MF were accepted as poster presentations at the upcoming EHA Annual Congress. The three MF abstracts describe data and analyses from IMbark that suggest the following: (1) dose-related improvement in OS and correlation with other clinical benefits observed in the IMbark trial, such as symptom response and spleen volume reduction as well as fibrosis improvement; (2) improvements in OS in a patient subpopulation with poor prognosis due to the absence of the three primary driver mutations in MF; and (3) dose-dependent inhibition of telomerase with imetelstat, resulting in on-target activity that correlates with improvement in OS and dose-dependent reduction in variant allele frequency of driver mutations, indicating imetelstat targets the underlying malignant clone. Taken together, we believe these three MF abstracts substantiate the OS outcome observed in IMbark and support the planned Phase 3 clinical trial in refractory MF.

In February 2020, we closed IMbark and the trial is now completed, since we believe we have obtained sufficient data from the trial to support potential late-stage development of imetelstat in MF. As such, no further follow-up of remaining patients has been conducted since the end of February 2020.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of March 31, 2020, we had approximately $133.4 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and pre-funded warrants to purchase 8,335,239 shares of our common stock, also known as the pre-funded warrants, together with accompanying warrants to purchase 57,692,307 shares of our common stock, also known as the stock purchase warrants. The combined public offering price to the public of common stock and accompanying stock purchase warrants is $1.30 per share. The combined public offering price to the public of pre-funded warrants and accompanying stock purchase warrants is $1.299 per share. The estimated net cash proceeds from this offering, assuming no exercise of the pre-funded warrants or the stock purchase warrants, is approximately $140.2 million, after deducting the underwriting discount and estimated offering expenses payable by us.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2020, we had an accumulated deficit of approximately $1.1 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program through late-stage development, including the anticipated completion of the Phase 3 portion of IMerge and commencement and completion of the planned Phase 3 clinical trial in refractory MF. To further advance the imetelstat program, including conducting the clinical and regulatory activities necessary to obtain regulatory approval for imetelstat and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted, substantial additional capital will be required. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. Effective September 28, 2018, the Collaboration Agreement with Janssen was terminated. As a result, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat. In addition, we expect to incur increasing operating losses in the future as we support two Phase 3 clinical trials of imetelstat, the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat, uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable, overcoming disruptions and/or delays due to the COVID-19 pandemic, our need for future capital, enforcement of our patent and proprietary rights, reliance upon our consultants, licensees, investigators and other third parties, and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of March 31, 2020, our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement is a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement include non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on future product sales.

We recognized royalty revenues of $52,000 for the three months ended March 31, 2020, compared to $57,000 for the same period in 2019. Royalty revenues in 2020 and 2019 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement being maintained and the underlying patent rights for the license remaining active. Current revenues may not be predictive of future revenues. We expect royalty revenues in 2020 to be lower than 2019 due to the termination and expiration of our license agreements related to our hTERT technology due to the patent expirations on such technology. Because product sales have not commenced, and may not ever commence, under our remaining active license agreement, we do not expect significant royalty revenue, if any, in 2020. In addition, due to disruptions caused by the COVID-19 pandemic, product sales from our divested stem cell programs are expected to be lower which reduces the royalties payable to us.

Research and Development Expenses

During the three months ended March 31, 2020 and 2019, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2020 and 2019, direct external expenses included costs for our contract research organization, or CRO, consultants and other clinical-related vendors. Also in 2019, direct external expenses included 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, were incurred separately by each company, unless otherwise specified in the Collaboration Agreement. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed according to the terms of the Collaboration Agreement. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
Direct external expenses	$6,632	$4,091
Personnel-related expenses	3,365	1,522
All other expenses	$805	293
Total research and development expenses	$10,802	$5,906

The increase in research and development expenses for the three months ended March 31, 2020 compared to the same period in 2019 primarily reflects higher direct external costs for clinical development activities to support the development of imetelstat in lower risk MDS, including the Phase 3 portion of IMerge. In addition, personnel-related expenses have increased in the first quarter of 2020 compared to the same period in 2019 as a result of additional development headcount being hired in 2019. Our spending in the first quarter of 2020 reflected normal business activities into March and then a curtailment of certain costs, due to the impact of the COVID-19 pandemic. While direct external expenses are expected to decrease in the second quarter of 2020 as a result of a reduction in clinical trial activities limited by the COVID-19 pandemic, much of our personnel-related expenses will continue in line with the first quarter of 2020, with some decline as a result of travel restrictions. Due to the uncertainties of the COVID-19 pandemic, we cannot predict the level of research and development expenses to be incurred during the remainder of 2020. However, we expect research and development expenses to increase substantially in the future as we support two Phase 3 clinical trials of imetelstat, the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Approval and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended March 31, 2020, compared to $5.5 million for the same period in 2019. The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 primarily reflects higher personnel-related costs for the hiring of additional headcount to support growing operational activities associated with bi-coastal offices, increased company headcount and international clinical trial activities. For the remainder of 2020, the majority of general and administrative expenses will continue at the same level as the first quarter of 2020, as we continue to support our development organization and maintain compliance with regulatory requirements as a publicly traded company. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and support for clinical site initiation. Such decrease may be offset by the potential increase in support activities related to the planned Phase 3 clinical trial in refractory MF which is expected to be open for screening and enrollment in the first quarter of 2021.

Interest and Other Income

Interest and other income was $754,000 for the three months ended March 31, 2020, compared to $1.2 million for the same period in 2019. The decrease in interest income for the three months ended March 31, 2020 compared to the same period in 2019 reflected lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods depends on the size of our marketable securities portfolio and prevailing interest rates. In 2020, we expect interest income to decline due to lower interest rates, which may be partially offset by the increase in our marketable securities portfolio with the net proceeds from the public offering completed on May 27, 2020.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, we remeasure the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna, at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended March 31, 2020, the decrease in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $195,000, compared to the increase in fair value of $98,000 for the same period in 2019. The fair value of our equity investment in Sienna fluctuates based on changes in Sienna’s stock price and is therefore subject to volatility, especially in light of the unpredictable market conditions due to the COVID-19 pandemic, that could adversely affect our future operating results.

Other Expense

Other expense was $44,000 for the three months ended March 31, 2020, compared to $18,000 for the same period in 2019. Other expense primarily reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three months ended March 31, 2020 included a loss of $25,000, related to foreign currency translation for our equity investment in Sienna, compared to a gain of $5,000 for the same period in 2019. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility, especially in light of the unpredictable market conditions due to the COVID-19 pandemic, that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $133.4 million, compared to $159.2 million at December 31, 2019. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the three months ended March 31, 2020 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $686,000 from sales of our common stock under the 2018 Sales Agreement.

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. On July 10, 2018, we filed a prospectus supplement, or the ATM Prospectus Supplement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $62,821,700 under the 2018 Sales Agreement. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4.1 million after deducting sales commissions and other offering expenses payable by us. As of April 30, 2020, approximately $26.3 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021. In connection with the public offering in May 2020 described below, we have terminated the ATM Prospectus Supplement, but the 2018 Sales Agreement remains in full force and effect. We cannot make any sales of common stock under the 2018 Sales Agreement for 90 days after completion of our public offering and unless and until we file an updated prospectus supplement.

On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and pre-funded warrants to purchase 8,335,239 shares of our common stock, also known as the pre-funded warrants, together with accompanying warrants to purchase 57,692,307 shares of our common stock, also known as the stock purchase warrants. The combined public offering price to the public of common stock and accompanying stock purchase warrants is $1.30 per share. The combined public offering price to the public of pre-funded warrants and accompanying stock purchase warrants is $1.299 per share. The estimated net cash proceeds from this offering, assuming no exercise of the pre-funded warrants or the stock purchase warrants, is approximately $140.2 million, after deducting the underwriting discount and estimated offering expenses payable by us.

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

We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We will require substantial additional capital in order to further advance the imetelstat program, including to conduct and complete the planned Phase 3 clinical trial in refractory MF, and to conduct the research and development, clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market. In this regard, our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, will be dependent on our ability to raise substantial additional capital. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

•

the scope, progress, duration, results and costs of current and potential future clinical trials, including the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF and potential proof-of-concept studies in other hematologic myeloid malignancies, as well as non-clinical studies and assessments, of imetelstat;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining regulatory clearances and approvals for the planned Phase 3 clinical trial in refractory MF in the U.S. and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing necessary to build a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with pending and potential future litigation;
•

the costs of maintaining and operating facilities in California and New Jersey, including costs related to the extension of the lease term for our Menlo Park facility due to the “shelter in place” orders issued by the County of San Mateo and the State of California as a result of the COVID-19 pandemic, as well as higher expenses for travel when travel becomes possible in light of the COVID-19 pandemic, telecommunications and administrative oversight; and

•

the costs of enabling our personnel to telecommute as required by federal, state and local “shelter in place” or comparable orders, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

As a result of the termination of the Collaboration Agreement effective September 28, 2018, we are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing, the planned Phase 3 clinical trial in refractory MF or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. In addition, as a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private equity financings, including pursuant to the 2018 Sales Agreement when it becomes available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2018 Sales Agreement when it becomes available, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including to conduct and complete the planned Phase 3 clinical trial in refractory MF and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing the planned Phase 3 clinical trial in refractory MF, or commencing, conducting or completing potential proof-of-concept studies in other hematologic myeloid malignancies, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2020 and 2019 was $26.2 million and $12.7 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2020 compared to the same period in 2019 primarily reflects higher payments for research and development expenses in connection with supporting the Phase 3 portion of IMerge and increases in development headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 and 2019 was $32.2 million and $9.0 million. The increase in net cash provided by investing activities in 2020 compared to 2019 primarily reflects a higher rate of maturities than purchases of marketable securities in 2020.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $686,000 and none, respectively. Financing activities in 2020 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2018 Sales Agreement with B. Riley FBR. See Note 6 on Stockholders’ Equity for additional information about the 2018 Sales Agreement with B. Riley FBR.

Contractual Obligations

Our future minimum contractual obligations at December 31, 2019 were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

In March 2020, in connection with the “shelter in place” orders issued by the Health Officer of the County of San Mateo and the Governor of the State of California on March 16 and March 19, 2020, respectively, which directed non-essential businesses to cease operations until the orders are rescinded, we amended the lease agreement for our office space at 149 Commonwealth Drive, Menlo Park, California, or Menlo Park Lease, to extend the lease term until the 15th day after the later of: a) April 7, 2020; b) the expiration or termination of the “shelter in place” orders; or c) the modification of the “shelter in place” orders such that non-essential business operations and non-essential travel are expressly permitted. Assuming the “shelter in place” orders expire at the end of May 2020, the aggregate minimum future lease payments for the extension is approximately $149,000.

Other than as described above, during the three months ended March 31, 2020, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the remaining putative securities class action lawsuits, appointed a lead plaintiff, and invited applications for lead counsel. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

On April 23, 2020, a shareholder derivative lawsuit, or the Derivative Lawsuit, was filed in the Northern District, naming as defendants certain Geron Board members. The plaintiff in the Derivative Lawsuit alleges breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company regarding IMbark. The plaintiff seeks damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. On May 13, 2020, the Derivative Lawsuit was determined to be related to the putative securities class action lawsuits described above. On May 19, 2020, the Court deferred further litigation of the Derivative Lawsuit until after the Court rules on any motion to dismiss to be filed on the putative securities class action lawsuits.

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

ITEM 1A.RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

The evolving effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and health care resources around the world, including a significant number of clinical sites involved with the Phase 3 portion of IMerge. Our business and business prospects, our financial condition and the future of imetelstat could be materially and adversely affected by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our regulatory and clinical development activities, clinical supply chain and other business operations, in addition to the impact of a global economic slowdown.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the evolving effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and government measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed, delayed or suspended. In response to the spread of COVID-19 and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey. Many of our employees are conducting their work remotely, and our employees otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, screen, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, or interact with regulators or other important agencies due to limitations in employee resources or otherwise. For the Phase 3 portion of IMerge, we have clinical trial sites in many countries that have had high incident rates of COVID-19. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. As a result, we no longer expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of 2020 and now expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of the first quarter of 2021. Additionally, the effects of the COVID-19 pandemic have resulted in our decision to postpone the commencement of our previously disclosed proof-of-concept study in high risk MDS and AML that we had previously planned to commence in 2020. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

•

new, continued or heightened difficulties in enrolling patients and recruiting clinical site investigators and clinical site staff for the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF and any other potential future clinical trials of imetelstat;

•

continued or heightened delays or difficulties in the Phase 3 portion of IMerge caused by missed patient clinical and lab collection visits, and uncertainty how the FDA will view these deviations from the protocol caused by COVID-19;

•	continued or heightened delays or disruptions in clinical trial activities due to the availability of personnel at our CROs and vendors;
•

substantial reduction of health care resources available for the conduct of clinical trials, including the temporary postponement of clinical trial activities at certain hospitals serving as our clinical trial sites and diversion of hospital staff away from the conduct of our clinical trials, such as those experienced by us to date in the Phase 3 portion of IMerge;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	loss of recruited subjects in clinical trials due to clinical site COVID-19 activities or loss of life of subjects due to COVID-19;
•

interruption of, or delays in receiving, supplies of imetelstat from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in supply chain and production systems, import/export complications; and

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, product development, manufacturing, and general company operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home, or mass transit disruptions.

These and other factors arising from the evolving effects of the COVID-19 pandemic could further adversely impact our ability to conduct and complete the Phase 3 portion of IMerge or to enroll, conduct and complete the planned Phase 3 clinical trial in refractory MF and any other potential future clinical trials of imetelstat, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

In addition, we rely on third-party CROs or other third parties to assist us with clinical trial activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. Moreover, while at this time we believe that we have sufficient drug supply for the Phase 3 portion of IMerge, we could experience disruptions to our supply chain as a result of the evolving effects of the COVID-19 pandemic, and associated delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials, which could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that are heavily affected by the COVID-19 pandemic. In these countries, closures and other restrictions resulting from the COVID-19 outbreak in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat, including for the planned Phase 3 clinical trial in refractory MF. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF or to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

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

•

overcome enrollment challenges related to the evolving effects of the COVID-19 pandemic in the Phase 3 portion of IMerge, and successfully retain patients in, and complete the Phase 3 portion of IMerge;

•	obtain regulatory clearance from the FDA and regulatory authorities in other countries to commence our planned Phase 3 clinical trial in refractory MF;
•	commence, enroll, conduct and complete the planned Phase 3 clinical trial in refractory MF if regulatory clearance is obtained;
•

develop clinical plans for, and successfully commence, enroll and complete, other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies;

•

obtain substantial additional capital in order to enable us to conduct our operations and to advance imetelstat to and through current clinical trials, including conducting and completing the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, and commencing, conducting and completing other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, as well as regulatory approval and potential commercial launch;

•

maintain the INDs and foreign equivalent submissions for imetelstat without such INDs and/or foreign equivalent submissions being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;

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
•

collaborate successfully with clinical trial sites, academic institutions, clinical research organizations, or CROs, contractors, physician investigators and other third parties, including with respect to challenges and delays that have arisen and may continue to arise from the evolving effects of the COVID-19 pandemic;

•	obtain and maintain required regulatory clearances and approvals for imetelstat; for example, it is uncertain:
▪

whether the FDA and regulatory authorities in other countries will require us to obtain and submit additional non-clinical, manufacturing, or clinical data to proceed with any other potential future clinical trials of imetelstat apart from IMerge and the planned Phase 3 clinical trial in refractory MF,

▪

how the FDA and other regulatory authorities will interpret safety and efficacy data from any current or future clinical trials, including from IMbark or IMerge, or the planned Phase 3 clinical trial in refractory MF,

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
•

recruit and retain personnel to support the development and potential commercialization of imetelstat, including completion of the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, and potential clinical development of imetelstat in other indications and maintain sufficient commercial resources to launch imetelstat.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Completion of current clinical trials of imetelstat, including the Phase 3 portion of IMerge, and commencement and completion of potential future clinical trials of imetelstat, such as the planned Phase 3 clinical trial in refractory MF, could be interrupted, further delayed or abandoned for a variety of reasons.*

Currently, the ongoing clinical trials of imetelstat are the Phase 2 and Phase 3 portions of IMerge. Due to the effects of the COVID-19 pandemic on our clinical trial activities, we no longer expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of 2020. Due to the same challenges posed by the COVID-19 pandemic, beginning new studies of even a modest size will also be difficult to achieve in 2020, such as the planned Phase 3 clinical trial in refractory MF and the proof of concept study in high risk MDS and AML that we had previously planned to start this year and that we subsequently postponed. As a result, we do not expect to open the planned Phase 3 clinical trial in refractory MF for screening and enrollment until the first quarter of 2021 at the earliest, to the extent practicable under the current COVID-19 pandemic conditions. Completion of the Phase 3 portion of IMerge, and the commencement, conduct and completion of the planned Phase 3 clinical trial in refractory MF, and any other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

•

obtaining and/or maintaining regulatory clearances in the U.S. or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing the Phase 3 portion of IMerge or commencing, conducting or completing the planned Phase 3 clinical trial in refractory MF, and even if such regulatory clearances are obtained, we may be unable to commence, conduct or complete current or potential future clinical trials of imetelstat, including the planned Phase 3 clinical trial in refractory MF, or may discontinue such trials, whether due to our inability to raise substantial additional capital or otherwise;

•

maintaining the INDs and foreign equivalent submissions for imetelstat without such INDs and/or foreign equivalent submissions being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;

•

properly (i) completing the Phase 2 portion of IMerge, including assessing the durability of RBC-TI responses; (ii) recruiting, enrolling, conducting and completing the Phase 3 portion of IMerge, and (iii) recruiting, enrolling, conducting and completing the planned Phase 3 clinical trial in refractory MF, and promptly or adequately reporting data from such trials, including in light of challenges and delays that have arisen and may continue to arise from the evolving effects of the COVID-19 pandemic;

•

obtaining substantial additional capital in order to advance the development of imetelstat, including conducting and completing the planned Phase 3 clinical trial in refractory MF, or commencing, enrolling, conducting and completing other potential future clinical trials of imetelstat in other indications;

•	obtaining and maintaining regulatory clearance from the FDA and regulatory authorities in other countries to commence the planned Phase 3 clinical trial in refractory MF;
•	obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices to ensure complete data sets;
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

•

ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential Phase 3 clinical trials, including the planned Phase 3 clinical trial in refractory MF, and commercialization;

•

obtaining sufficient quantities of any study-related treatments, materials (including comparator products, placebo or combination therapies) or ancillary supplies, including in light of challenges and delays that may arise from the evolving effects of the COVID-19 pandemic;

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

•

reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators and vendors located in the U.S. or foreign jurisdictions, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development;

•

obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments or modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the planned Phase 3 clinical trial in refractory MF and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies; and
•

obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the planned Phase 3 clinical trial in refractory MF and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies.

Failures or delays with respect to any of these events could adversely affect our ability to conduct or complete any current clinical trials of imetelstat, including the Phase 3 portion of IMerge and to conduct or complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If we encounter further difficulties enrolling or retaining patients in clinical trials of imetelstat, including in the Phase 3 portion of IMerge or in our planned Phase 3 clinical trial in refractory MF, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our clinical development and commercialization activities could be further delayed or otherwise adversely affected, which would cause our business and business prospects to be severely harmed, and we might cease operations.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. If we encounter further challenges in screening, enrolling and retaining patients in the Phase 3 portion of IMerge, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our completion of the Phase 3 portion of IMerge may be delayed or discontinued. If we experience difficulties in retaining patients in the treatment or follow-up phase of the Phase 2 portion of IMerge, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our ability to continue to assess longer-term durability of RBC-TI responses would be adversely affected. The enrollment and retention of patients in clinical trials of imetelstat, including the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, depends on many factors, such as:

•	our ability to identify and screen patients who meet the patient eligibility criteria specified in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoint;
•	the proximity of patients to trial sites, and patients’ willingness and ability to travel to trial sites for treatment or monitoring during the COVID-19 pandemic;
•	the design of the trial, including potential patients’ reluctance to participate in the trial due to the possibility of being assigned to a placebo control arm;
•	our ability to recruit and retain clinical trial investigators with the appropriate competencies and experience;
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
•

the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, investigator decision, progressive disease, COVID-19 or COVID-19-related site activities and restrictions, slow progress to later stage clinical trials, perceptions based on the decision by Janssen Biotech, Inc., or Janssen, to terminate the Collaboration and License Agreement, or Collaboration Agreement, alternate treatments being approved for the indication, or personal issues.

In addition, current and potential future clinical trials of imetelstat, such as the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, will compete with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat and such trials may also be conducted at the same clinical sites. This competition will reduce the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in clinical trials of imetelstat, including the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, based on efficacy and safety results reported to date and that may be reported in the future.

Delays caused by the evolving effects of the COVID-19 pandemic or other factors in patient enrollment, or the inability to retain or treat patients, could result in increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat, such as the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, which could prevent the commencement, conduct or completion of these trials and adversely affect the clinical development and potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF. For example, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

•

hematologic toxicities, such as profound and/or prolonged thrombocytopenia or neutropenia, including one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which the investigator assessed as possibly related to imetelstat, as well as reversible grade 4 febrile neutropenia;

•	bleeding events, with or without thrombocytopenia, including reversible grade 3/4 bleeding events;
•	hepatotoxicity, such as liver function test abnormalities, the clinical significance and long-term consequences of which are currently undetermined, and hepatic failure;
•	gastrointestinal events;
•	infections;
•	muscular and joint pain;
•	fatigue;
•	headache; and
•	infusion-related reactions.

If patients in any clinical trials of imetelstat, including the Phase 2 and Phase 3 portions of IMerge, the planned Phase 3 clinical trial in refractory MF, or any other potential future clinical trial of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase of the Phase 2 portion of IMerge and patients in the Phase 3 portion of IMerge continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from the Phase 2 and Phase 3 portions of IMerge, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by us, or by Janssen, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities, and we could be precluded from commencing new clinical trials of imetelstat, such as the planned Phase 3 clinical trial in refractory MF;

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat would achieve a statistically significant effect in any future clinical trials. Moreover, with respect to the trial design for the planned Phase 3 clinical trial in refractory MF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. While we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity and we therefore determined not to add a third dosing arm to the trial design, our belief may ultimately be incorrect and our failure to add a third dosing arm, as urged to be considered by the FDA, could result in delays or failures to obtain regulatory clearance from the FDA and regulatory authorities in other countries to commence the trial or could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat.

In addition, in the Phase 2 portion of IMerge, the initial data review for the 25-patient expansion cohort that was conducted by Janssen in the second quarter of 2018, which Janssen called a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate in May 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate reported for the combined cohorts in the Phase 2 portion of IMerge will improve further with longer follow-up, or at all, or that the eight-week RBC-TI rate of patients enrolled in the Phase 3 portion of IMerge will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in the Phase 2 portion of IMerge. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy results observed in earlier clinical trials, or may reveal safety concerns that were not identified in smaller or shorter trials, any of which could adversely affect future development prospects of imetelstat.

In addition, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a

JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in the planned Phase 3 clinical trial in refractory MF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in the planned Phase 3 clinical trial in refractory MF. Likewise, although the statistical analyses comparing IMbark data to closely matched real-world data, or RWD, reported at the EHA Annual Congress meetings in June 2019 suggest favorable OS for imetelstat-treated relapsed/refractory MF patients compared to best available therapy using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any future clinical trial results of imetelstat in relapsed/refractory MF, including our planned Phase 3 clinical trial in refractory MF.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our prior collaboration partner(s). For example, preliminary data from the Phase 2 portion of IMerge were reported at the ASH Annual Meetings in December 2017 and December 2018, at the EHA Annual Congress meetings in June 2018 and June 2019, and in the imetelstat EHA abstracts announced in May 2020. We expect similar reports or announcements of safety and efficacy data from us or clinical investigators as data matures in current imetelstat clinical trials and from potential future clinical trials, including our planned Phase 3 clinical trial in refractory MF. Preliminary or interim results may not be reproduced in any potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge, efficacy and safety data continue to be generated from the trial and will continue to evolve until all patients have ceased treatment. More mature data that may be reported from the Phase 2 portion of IMerge and any data from the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF in the future may materially differ from data previously reported in IMerge, including with respect to the data previously reported from the initial and expansion cohorts in the Phase 2 portion of IMerge, and IMbark. Thus, the reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the enrollment, completion and potential success of the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, or cause us to abandon further development of imetelstat entirely.

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

Further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including resulting from our inability to successfully enroll, conduct and complete the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

We have limited experience as a company in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or potential future similar trials, and no prior experience as a company in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.*

Although we recently have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have limited experience in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF. We cannot be certain that we will be able to enroll, conduct or complete the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or any other future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials will require additional financial resources and certain internal development experience that we are developing, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

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

Our inability to successfully plan, commence, enroll, conduct and complete large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or future similar trials, or to successfully establish commercialization capabilities for imetelstat if we receive future regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties with whom we contract for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained CROs to support our imetelstat clinical development activities, and any failure by our CROs to perform their contractual obligations whether due to the evolving effects of the COVID-19 pandemic or otherwise, or disputes with our CROs about the quality of their performance or other matters, could prevent us from enrolling, conducting or completing the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, or could otherwise further delay or halt our imetelstat clinical development activities including the planned Phase 3 clinical trial in refractory MF or future similar trials. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we rely on third parties to conduct any imetelstat clinical trials, including the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that patients are adequately informed of the potential risks of participating in clinical trials. Our ability to comply with these regulations and standards is contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

Federal, state and local governments in the U.S. and governments in other countries have significant regulations in place that govern drug research and development and may prevent us from successfully conducting development efforts or potentially commercializing imetelstat. Delays in obtaining or failure to maintain regulatory clearances and approvals or limitations in the scope of such clearances or approvals could:

•	impede or halt our activities and plans for clinical development and commercialization;
•	significantly harm the commercial potential of imetelstat;
•	impose additional development costs;
•	diminish any competitive advantages that may have been available to us; or
•	further delay or preclude any revenue we may receive from the future commercialization of imetelstat, if any.

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. We expect significant additional research, manufacturing activities and clinical testing to be required before we can file any application with the FDA or other regulatory authorities for regulatory approval of imetelstat. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be successfully developed in clinical trials, including in the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more clinical trials of imetelstat in hematologic myeloid malignancies, including the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, the results will not necessarily be predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

Obtaining potential future regulatory clearances to market imetelstat in the U.S. and other countries is a costly and lengthy process, and we cannot predict when or if regulatory authorities will approve imetelstat for commercial sale.*

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that imetelstat is not safe and effective, only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit imetelstat’s commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, or changes in regulatory review for a submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies. The FDA and regulatory authorities in other countries will assess the overall benefit-risk profile of imetelstat, and may conclude that the overall benefit-risk profile of imetelstat does not merit approval of imetelstat for marketing or further development for any indication. In addition, with respect to the trial design for the planned Phase 3 clinical trial in refractory MF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. While we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity and we therefore determined not to add a third dosing arm to the trial design, our belief may ultimately be incorrect and our failure to add a third dosing arm, as urged to be considered by the FDA, could result in delays or failures to obtain regulatory clearance from the FDA to commence the trial or could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat by the FDA. Varying interpretations of the data obtained from non-clinical and clinical testing could delay, limit or prevent marketing approval of imetelstat which would harm imetelstat’s future value and our business and business prospects.

Imetelstat must receive all relevant regulatory approvals before it may be marketed in the U.S. or other countries. Obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union after December 31, 2020. Although the impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, this could lead to a period of considerable uncertainty in relation to the regulatory process in Europe, which could result in a delay in the review of regulatory submissions made in Europe by biotechnology and pharmaceutical companies, including potentially by us in the future, and could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the European Union or the United Kingdom. Such regulatory changes in the United Kingdom or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the U.S. or other countries.

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

Although orphan drug designation has been granted to imetelstat for the treatment of MF and MDS in the U.S., and for MF in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including the potential for market exclusivity, which would likely result in decreased sales revenue from commercialization of imetelstat, if any, and would likely harm our business and business prospects.

The FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the European Medicines Agency, or EMA, granted orphan drug designation in December 2015 to imetelstat for the treatment of MF. The designation of imetelstat as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, imetelstat, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as imetelstat prior to imetelstat receiving any exclusive marketing approval.

We may lose orphan drug exclusivity if the FDA or EMA determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of imetelstat to meet the needs of patients with MF or MDS.

Even if we maintain orphan drug exclusivity for imetelstat, the exclusivity may not effectively protect imetelstat from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, the FDA or EMA can subsequently approve a different drug with the same active moiety for the same condition, if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could result in decreased sales of imetelstat, should it ever receive marketing approval, and may harm our business and business prospects. In addition, orphan drug designation will neither shorten the development time nor regulatory review time for imetelstat, and it does not give imetelstat any advantage in the regulatory review or approval process.

A Fast Track designation by the FDA, such as the Fast Track designations received for imetelstat for MDS and relapsed/refractory MF, does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process.

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

Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of the sponsor’s NDA. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any imetelstat NDA will be approved or that any approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track designation for any indication if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat, including the planned Phase 3 clinical trial in refractory MF and any potential proof-of-concept studies in other hematologic myeloid malignancies, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. We will require substantial additional capital in order to further advance the imetelstat program, including to conduct and complete the planned Phase 3 clinical trial in refractory MF, and to conduct the research and development, clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market. In this regard, our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, will be dependent on our ability to raise substantial additional capital. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

•

the scope, progress, duration, results and costs of current and potential future clinical trials, including the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF and potential proof-of-concept studies in other hematologic myeloid malignancies, as well as non-clinical studies and assessments, of imetelstat;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining regulatory clearances and approvals for the planned Phase 3 clinical trial in refractory MF in the U.S. and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing necessary to build a U.S. sales force to market and sell imetelstat, should it receive regulatory clearance;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;

•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with pending and potential future litigation;
•

the costs of maintaining and operating facilities in California and New Jersey, including costs related to the extension of the lease term for our Menlo Park facility due to the “shelter in place” orders issued by the County of San Mateo and the State of California as a result of the COVID-19 pandemic, as well as higher expenses for travel when travel becomes possible in light of the COVID-19 pandemic, telecommunications and administrative oversight; and

•

the costs of enabling our personnel to telecommute as required by federal, state and local “shelter in place” or comparable orders, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

As a result of the termination of the Collaboration Agreement effective September 28, 2018, we are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing the planned Phase 3 clinical trial in refractory MF or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. In addition, as a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private equity financings, including pursuant to the 2018 Sales Agreement when it becomes available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2018 Sales Agreement when it becomes available, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including to conduct and complete the planned Phase 3 clinical trial in refractory MF and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing the planned Phase 3 clinical trial in refractory MF, or commencing, conducting or completing potential proof-of-concept studies in other hematologic myeloid malignancies, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become consistently profitable.

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from Janssen relating to imetelstat, nor will Janssen share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to continue to incur significant additional operating losses and our operating losses are likely to substantially increase given our sole financial responsibility for imetelstat clinical development activities. As of March 31, 2020, our accumulated deficit was approximately $1.1 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

The 2017 comprehensive tax reform bill, as modified by recent tax law changes enacted in March 2020, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which we refer to as the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act.

Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act and the CARES Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Our net operating loss carryforwards attributable to tax years ending before 2018 could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in taxable years beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses arising in taxable years beginning after 2020 is limited. Under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates in part the 80% of taxable income limitations of the Tax Act by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in taxable years beginning in 2018, 2019 or 2020. It is uncertain if and to what extent various states will conform to the federal tax law changes. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted in, or other future changes could result in, an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities which could adversely impact our financial position.

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

Although we have received inventories of drug product, drug substance and raw materials from Janssen under the Supply Agreement that meet our specifications, some of this material will require further processing in order to be used in clinical trials, and/or may also require regulatory review and acceptance prior to use. Therefore, we continue to work to re-establish our own manufacturing supply chain in order to further process the Janssen purchased materials as well as to be able to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses. The process of manufacturing imetelstat is complex and subject to several risks, including:

•	the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance;
•	reliance on third-party contract manufacturing organizations, or CMOs, and suppliers, whose efforts we do not control;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies, any of which may be impacted by the evolving effects of the COVID-19 pandemic;
•	shortage of qualified personnel; and
•

regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, and/or other potential future clinical trials of imetelstat, and potential future commercial uses, which would delay or result in a cessation of the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or other potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct or complete current or potential future clinical trials of imetelstat or to commercialize imetelstat in the future.

Our planned imetelstat manufacturing supply chain is expected to rely solely upon third-party contractors to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party contractors to supply starting materials, drug substance and drug product. Failure by such third-party contractors to perform in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain imetelstat from third-party contractors on acceptable terms, or at all. We expect to rely on third-party contractors to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We will not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

•	being unable to identify suitable third-party manufacturers, because the number of potential manufacturers is limited;
•

delays and disruptions experienced by third-party manufacturers due to the evolving effects of the COVID-19 pandemic, which could adversely impact the ability of such parties to fulfill their contractual obligations to us;

•	regulatory authorities may require significant activities to validate and qualify any replacement manufacturer, which could involve new testing and compliance inspections;
•	being unable to execute timely contracts with additional third-party manufacturers on acceptable terms, or at all;
•

the inability of third-party manufacturers to timely formulate and manufacture imetelstat or to produce imetelstat in the quantities or of the quality required to meet clinical and commercial needs, whether due to the evolving effects of the COVID-19 pandemic or any other reasons;

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of the Phase 3 portion of IMerge or the commencement, conduct or completion of the planned Phase 3 clinical trial in refractory MF or other potential future clinical trials, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Although transition of the imetelstat program to us was completed by the end of September 2019, risks to our ability to develop imetelstat related to our past collaboration remain, including:

•

disputes may arise concerning the achievement of development, regulatory and commercial objectives, or our license to the proprietary rights developed by Janssen under the Collaboration Agreement, which may result in costly litigation or arbitration that diverts our management’s attention and resources;

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
•

our ability to maintain the INDs for imetelstat and to submit required regulatory reports within required timelines may be compromised if all data and information from the imetelstat program, including IMbark and IMerge, was not fully transferred to us; and

•

Janssen may not properly maintain or defend intellectual property rights developed by Janssen under the Collaboration Agreement that we have licensed from Janssen, may use our proprietary information in such a way as to cause disputes that could jeopardize or invalidate our proprietary information or expose us to potential litigation, or may disclose our proprietary information in a manner that could put our intellectual property rights at risk.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat, as well as the previous restructurings we implemented and the risks and uncertainties regarding our future business viability, could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may also face higher than expected personnel costs in order to attract new management or development personnel, or to maintain our current executive officers and staff. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior development personnel in the future on acceptable terms, our ability to further develop imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the evolving effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as additional and expanded office locations, for example, our recently leased office in northern New Jersey and the relocation of our corporate headquarters in California. Our ability to timely occupy and relocate to our new corporate headquarters in California has been delayed by the “shelter in place” order currently in effect in San Mateo County, and further depends on the performance by our lessor, as well as contractors and other third parties, of their contractual obligations. Such continued growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our imetelstat development efforts effectively, including our current and potential future imetelstat clinical trials. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

We expect imetelstat to remain our sole product candidate for the foreseeable future. If we are unable to successfully develop or commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

We plan to focus our efforts on the further development of imetelstat in hematologic myeloid malignancies. Accordingly, we do not currently have any plans to engage in any efforts to discover new product candidates. In addition, the outcome of our future efforts, if any, to seek to acquire and/or in-license other oncology products, product candidates, programs or companies in order to diversify our product candidate portfolio are highly uncertain and may be unsuccessful. As a result, we will be wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

If we are unable to establish potential future collaborative arrangements for imetelstat, we may have to delay, alter or abandon our imetelstat development and commercialization plans.*

We intend to develop imetelstat broadly for hematologic myeloid malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We plan to seek another collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be delayed by the evolving effects of the COVID-19 pandemic. We may not be able to negotiate collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, on terms that are less attractive than under the Collaboration Agreement we had with Janssen, or to assume material ongoing development obligations that we would have to fund or otherwise support.

In any event, we are unable to predict when, if ever, we will enter into any collaborative arrangements because of the numerous risks and uncertainties associated with establishing collaborative arrangements. Moreover, as a result of the termination of the Collaboration Agreement and the significant risks and uncertainties regarding the future imetelstat development program, potential collaborative partners may be reluctant to enter into new collaborative arrangements with us, or may only be willing to do so on terms that are not favorable to us. As a result, we may not be successful in finding a new collaborative partner or partners on favorable terms, if at all. If we are unable to negotiate collaborative arrangements, we may have to:

•	curtail the development of imetelstat;
•	further delay, alter or abandon the imetelstat development program;
•	further delay or abandon the potential commercialization of imetelstat;
•	reduce the scope of potential future sales or marketing activities; or
•	increase our expenditures and undertake development or commercialization activities at our own expense, which will require substantial additional capital than our current resources.

In order to advance the imetelstat program, including to conduct and complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete other potential future clinical trials of imetelstat, as well as undertaking potential commercialization activities for imetelstat in the U.S., we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to advance the imetelstat program, including conducting and completing the planned Phase 3 clinical trial in refractory MF or other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, nor will we be able to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims or claims related to clinical trial conduct if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, or this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of clinical trials generally and the high cost of insurance for our business activities. In addition, business liability and product liability insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities would have a material adverse effect on our business, and could cause us to cease our development of imetelstat.

We and certain of our officers have been named as defendants in two putative securities class action lawsuits and a shareholder derivative lawsuit. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

Between January 23 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits are pending in the U.S. District Court for the Northern District of California, or the Northern District. The remaining putative securities class action lawsuits, which were consolidated on May 14, 2020, allege violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees.

On April 23, 2020, a shareholder derivative action, or the Derivative Lawsuit, was filed in the Northern District, naming as defendants certain of our current and former board members. The plaintiff in the Derivative Lawsuit alleges breach of fiduciary duty and violations of Section 14 of the Exchange Act, based on the same underlying facts as the putative securities class action lawsuits described above. The plaintiff seeks damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. On May 19, 2020, the court deferred the Derivative Lawsuit until 30 days after an order on a motion to dismiss in the putative securities class action lawsuits.

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

Lawsuits are subject to inherent uncertainties, and defense and disposition costs depend upon many unknown factors. Despite the availability of insurance, we may incur substantial legal fees and costs in connection with litigation. Lawsuits could result in judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise negatively affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of such litigation could lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our securities.

Risks Related to Protecting Our Intellectual Property

Our success and the success of our planned future development and commercialization of imetelstat will depend on our ability to protect our technologies and imetelstat through patents and other intellectual property rights.

Protection of our proprietary technology is critically important to our business. Our success will depend in part on our ability to obtain, maintain, enforce and extend our patents and maintain trade secrets, both in the U.S. and in other countries.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing imetelstat or our technology and/or limit the duration of the patent protection for imetelstat and our technology. In the event that we are unsuccessful in obtaining, maintaining, enforcing and extending our patents and other intellectual property rights or having our licensors maintain the intellectual property rights we have licensed, the value of imetelstat and/or our technologies will be adversely affected, and we may not be able to further develop or potentially commercialize imetelstat. Loss or impairment of our intellectual property related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore further delay or preclude any future development or commercialization of imetelstat by us. Further, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.*

The U.S. Patent and Trademark Office, or the Patent Office, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various government patent agencies outside the U.S. over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by the COVID-19 pandemic. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

Patent terms may be inadequate to protect our competitive position on imetelstat for an adequate amount of time.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Given the amount of time required for the development, testing and regulatory review of imetelstat, patents protecting imetelstat might expire before imetelstat is commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to imetelstat.

Under the Hatch-Waxman Act, a patent may be eligible for future patent term restoration of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain foreign countries and territories, such as in Japan and in Europe. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

Changes in U.S. or foreign patent law or interpretations of such patent laws could diminish the value of our patents in general, thereby impairing our ability to protect our technologies and imetelstat.

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the U.S. and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technologies and imetelstat, or enforce or defend issued patents, is uncertain.

A number of significant changes to U.S. patent law occurred when the Leahy-Smith America Invents Act, or the AIA, was signed into law on September 16, 2011. These include provisions that affect the way patent applications are examined and may affect patent litigation. Many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, became effective on March 16, 2013. For example, the AIA limits where a patentee may file a patent infringement suit, and provides for post-grant review procedures, which expands the grounds for any third party to assert invalidity of issued claims before the U.S. Patent and Trademark Office. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

In 2012, the European Union Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unity Patent, or UP, and a new European Unified Patent Court, or UPC, for litigation of European patents. Once established, the UPC would have jurisdiction over traditional European patents and new UPs in the United Kingdom and all Contracting Member States of the European Union. However, the United Kingdom has indicated that it will not take part in the UPC after Brexit and Germany’s constitutional court has recently ruled against ratification. It is uncertain that implementation of the EU Patent Package will occur in 2020. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis, although the time permitted for this opt-out is not yet known. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could validate the patent nationally, and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Certain jurisdictions, such as Europe, New Zealand and Australia, permit oppositions to be filed against granted patents or patents proposed to be granted. Because we seek to enable potential global commercialization of imetelstat, securing both proprietary protection and freedom to operate outside of the U.S. is important to our business. Opposition proceedings require significant time and costs, and if we are unsuccessful or are unable to commit these types of resources to protect our imetelstat patent rights, we could lose our patent rights and we could be prevented or limited in the development and commercialization of imetelstat.

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

Filing, prosecuting, maintaining, defending and enforcing patents on imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights in or outside the U.S. under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with imetelstat and our technologies and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. In particular, the COVID-19 pandemic has caused us to modify our business and information technology practices, including the requirement that our employees work remotely and not in our offices. Our computer and information technology systems, including in our remote work environment as a result of the COVID-19 pandemic, and those of our collaborators, service providers and contractors, are potentially vulnerable to breakdown, malicious intrusion, malware, computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures that may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In addition, we rely on our collaborators, service providers, including our CROs, and contractors to establish and maintain appropriate information technology systems and data security protections. However, except for contractual duties and obligations, we have limited ability to control their actions related to such matters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our imetelstat development program. For example, the loss of clinical trials data from completed, ongoing or planned clinical trials could result in delays in potential regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad. Although we became Privacy Shield certified by the U.S. Department of Commerce’s International Trade Administration in April 2019, there is a risk that our Privacy Shield certification could be revoked or held by a court of competent jurisdiction to be an invalid basis for the transfer of personal data outside of the European Economic Area. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the U.S., California adopted the California Consumer Privacy Act, or CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it may impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Other states are beginning to pass similar laws.

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

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between April 1, 2010 and March 31, 2020, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between April 1, 2019 and March 31, 2020, the price has ranged between a high of $2.14 per share and a low of $0.75 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•	termination of the Collaboration Agreement by Janssen in September 2018;
•

announcements regarding the research and development of imetelstat, or results of, further delays in, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat, including the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;

•

obtaining substantial additional capital, on commercially reasonable terms, necessary to advance the development of imetelstat, including conducting and completing the planned Phase 3 clinical trial in refractory MF, or commencing, conducting and completing potential other future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies;

•	preliminary, interim or final clinical trial data reported with respect to current or potential future clinical trials of imetelstat, and investor perceptions thereof;
•

not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the U.S., including, if we do not obtain regulatory clearance to commence, modify, conduct or continue clinical trials of imetelstat in MF, MDS or any additional hematologic myeloid malignancies in a timely manner or at all;

•

announcements regarding the safety of imetelstat and partial or full clinical holds placed on the imetelstat INDs by the FDA or other regulatory authorities, or other regulatory developments related to imetelstat;

•	the experimental nature of imetelstat;
•	the terms and timing of any future collaboration agreements for the development and potential commercialization of imetelstat in countries outside of the U.S. that we may establish;
•	the demand in the market for our common stock;
•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•	fluctuations in our operating results;
•	increased or continuing operating losses as a result of our sole financial responsibility for the development and potential future commercialization of imetelstat or otherwise;
•

general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the recent volatility caused by the COVID-19 pandemic;

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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the evolving effects of the COVID-19 pandemic, could materially and adversely affect the market price of our common stock and the return on our stockholders’ investment in our securities.

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two putative securities class action lawsuits and a shareholder derivative lawsuit. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and two of our officers have been named as defendants in two putative class action lawsuits. In addition, certain of our current and former board members have been named as defendants in the Derivative Lawsuit filed in the Northern District. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF and/or could preclude or delay potential future clinical trials, such as potential proof-of-concept studies in other hematologic myeloid malignancies, or could preclude or delay commercialization efforts.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*

Our common stock is currently traded on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. On March 12, 2020, the closing price of our common stock was $0.99 per share, and while the closing price of our common stock rose to $1.03 per share on March 19, 2020, and has subsequently remained at or above the minimum closing bid price of $1.00 per share from March 19, 2020 through the date of this filing, it may in the future fall below the closing minimum bid price of $1.00 per share. Although Nasdaq has temporarily suspended enforcement of its continued listing rules related to the minimum bid price requirement in light of the effects of the COVID-19 pandemic, if the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement once the temporary suspension is lifted, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

As of March 31, 2020, we had 450,000,000 shares of common stock authorized for issuance and 200,350,848 shares of common stock outstanding. In addition, we had reserved 46,689,581 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrant as of March 31, 2020, as well as 66,027,546 shares of our common stock reserved for future issuance under the warrants that we issued as part of our public offering in May 2020.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2018 Sales Agreement when it becomes available, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrant, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely as a result of the COVID-19 pandemic. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene or other manufacturers of generic azacitidine, Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc.; and APR-246, an activator of p53 protein, by Aprea Therapeutics, Inc.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor being developed by Lixte Biotechnology Holdings, Inc.; ASTX727, a DNA methyltransferase (DNMT) inhibitor, being developed by Astex Pharmaceuticals; bemcentinib, an AXL inhibitor being developed by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor being developed by H3 Biomedicine, Inc.; and KER-050, a TGF-beta inhibitor being developed by Keros Therapeutics.

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

Other therapies currently in Phase 3 development in Intermediate-2 or High-Risk myelofibrosis, some of which may obtain regulatory approval earlier than imetelstat include pacritinib, a JAK inhibitor, by CTI Biopharma, and momelotinib, a JAK inhibitor, by Sierra Oncology. Non-JAK inhibitor approaches for MF currently under investigation that could compete with imetelstat in the future include CPI-0610, a BET inhibitor, by Constellation Pharmaceuticals, Inc.; and luspatercept, a TGF-beta inhibitor, by Acceleron, in collaboration with Celgene. In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents including but not limited to PRM-151, an anti-fibrosis antibody, by Promedior, Inc.; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie; LCL 161, an inhibitor of apoptosis protein (IAP), by Novartis; and KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.

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

If approved for marketing, imetelstat may not achieve market acceptance, or the potential worldwide or U.S. revenue we believe may be possible, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize imetelstat. If approved for commercial sale, imetelstat will compete with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of imetelstat will depend on a number of factors, including:

•	the clinical indications for which imetelstat is approved, if any;
•	the country and/or regions within which imetelstat is approved, if any;
•	the establishment and demonstration to the medical community of the clinical efficacy and safety of imetelstat;
•	the ability to demonstrate that imetelstat is superior to alternatives on the market at the time;
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

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of imetelstat to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

The adoption of health policy changes and health care reform in the U.S. may adversely affect our business and financial results.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The evolving effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future worldwide sales of imetelstat, if approved. For a discussion of health reform activity, see Item 1 “Business—Government Regulation—Reimbursement and Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product of ours for which marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. Additionally, efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which became effective on May 25, 2018, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute enacted in the U.S. because it mirrors a number of the key provisions in the GDPR, became effective on January 1, 2020, and we cannot determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
4.1	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000-20859
4.2	Form of Warrant to Purchase Common Stock	4.2	8-K	May 26, 2020	000-20859
10.1+	Eighth Amendment to Lease Agreement by and between Registrant and Exponent Realty, LLC, effective as of March 30, 2020
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 28, 2020
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 28, 2020
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 28, 2020 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 28, 2020 **
101

The following materials from the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (v) Notes to Condensed Financial Statements

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

GERON CORPORATION

Date: May 28, 2020	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)