Form 10-Q
period 2020-06-30
GERON CORP
filed 2020-08-06
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 31, 2020:
Common Stock, $0.001 par value	310,466,944 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,865	$13,644
Restricted cash	363	270
Marketable securities	195,881	125,681
Interest and other receivables	822	802
Prepaid and other current assets	812	1,211
Total current assets	220,743	141,608
Noncurrent marketable securities	46,223	19,651
Property and equipment, net	734	408
Operating leases, right-of-use assets	5,492	2,497
Deposits and other assets	1,622	1,353
	$274,814	$165,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,797	$1,181
Accrued compensation and benefits	4,204	4,830
Amount due to Janssen Biotech, Inc.	—	14,269
Operating lease liabilities	856	354
Accrued liabilities	10,285	7,528
Total current liabilities	19,142	28,162
Noncurrent operating lease liabilities	4,991	2,200
Commitments and contingencies
Stockholders' equity:
Common stock	310	200
Additional paid-in capital	1,362,373	1,214,835
Accumulated deficit	(1,112,191)	(1,080,012)
Accumulated other comprehensive gain	189	132
Total stockholders' equity	250,681	135,155
	$274,814	$165,517

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Revenues:
License fees and royalties	$43	$101	$95	$158

Operating expenses:
Research and development	10,845	10,134	21,647	16,040
General and administrative	5,960	5,191	12,080	10,643
Total operating expenses	16,805	15,325	33,727	26,683
Loss from operations	(16,762)	(15,224)	(33,632)	(26,525)
Interest and other income	475	1,113	1,229	2,275
Change in fair value of equity investment	422	(98)	227	—
Other expense	41	(30)	(3)	(48)
Net loss	$(15,824)	$(14,239)	$(32,179)	$(24,298)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.14)	$(0.13)

Shares used in computing basic and diluted net loss per share	246,966,143	186,556,082	223,594,118	186,475,055

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Net loss	$(15,824)	$(14,239)	$(32,179)	$(24,298)
Net unrealized gain on marketable securities	313	182	57	464
Comprehensive loss	$(15,511)	$(14,057)	$(32,122)	$(23,834)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	200	1,217,105	(1,096,367)	(124)	120,814
Net loss	—	—	—	(15,824)	—	(15,824)
Other comprehensive income	—	—	—	—	313	313
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $68	2,966,388	3	3,386	—	—	3,389
Issuance of common stock under equity plans	72,500	—	82	—	—	82
Stock-based compensation related to issuance of common stock and options in exchange for services	3,297	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,707	—	—	1,707
Balance at June 30, 2020	310,442,408	$310	$1,362,373	$(1,112,191)	$189	$250,681

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(10,059)	—	(10,059)
Other comprehensive income	—	—	—	—	282	282
Stock-based compensation related to issuance of common stock and options in exchange for services	13,365	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,426	—	—	1,426
401(k) contribution	—	—	9	—	—	9
Balance at March 31, 2019	186,406,047	186	1,190,651	(1,021,523)	99	169,413
Net loss	—	—	—	(14,239)	—	(14,239)
Other comprehensive income	—	—	—	—	182	182
Issuance of common stock in connection with at market offering, net of issuance costs of $73	108,386	—	101	—	—	101
Issuance of common stock under equity plans	118,871	1	141	—	—	142
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	11	—	—	11
Stock-based compensation for equity- based awards to employees and directors	—	—	1,434	—	—	1,434
Balance at June 30, 2019	186,638,401	$187	$1,192,338	$(1,035,762)	$281	$157,044

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,179)	$(24,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	26
Accretion and amortization on investments, net	(34)	(958)
Gain on sale of available for sale securities	(19)	—
Change in fair value of equity investment, including foreign currency translation	(279)	3
Stock-based compensation for services by non-employees	32	33
Stock-based compensation for employees and directors	3,275	2,860
Amortization related to 401(k) contributions	—	9
Amortization of right-of-use assets	580	334
Changes in assets and liabilities:
Current and noncurrent assets	389	(386)
Amount due to Janssen Biotech, Inc.	(14,269)	(1,034)
Other current and noncurrent liabilities	3,855	1,928
Net cash used in operating activities	(38,589)	(21,483)

Cash flows from investing activities:
Purchases of property and equipment	(386)	(67)
Purchases of marketable securities	(182,355)	(66,408)
Proceeds from sales of securities available for sale	7,681	—
Proceeds from maturities of marketable securities	78,012	94,851
Net cash (used in) provided by investing activities	(97,048)	28,376

Cash flows from financing activities:
Proceeds from issuance of common stock from equity plans	82	—
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	140,794	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	4,075	243
Net cash provided by financing activities	144,951	243
Net increase in cash, cash equivalents and restricted cash	9,314	7,136
Cash, cash equivalents and restricted cash at the beginning of the period	13,914	10,844
Cash, cash equivalents and restricted cash at the end of the period	$23,228	$17,980

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2019 has been derived from audited financial statements at that date.

Prior Period Reclassification

The prior period presentation of changes in assets and liabilities in the condensed statements of cash flows has been updated to conform with current period presentation.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding and common stock issuable pursuant to the pre-funded warrant outstanding for the three and six months ended June 30, 2020, without consideration of potential common shares. In May 2020, we entered into an underwriting agreement in connection with our public offering, or the May 2020 public offering, pursuant to which we issued 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the pre-funded warrant, together with accompanying warrants to purchase 57,692,307 shares of our common stock, or the stock purchase warrants. The pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share. We included the pre-funded warrant in the computation of basic net loss per share as the exercise price is negligible and may be exercised at any time until the pre-funded warrant is exercised in full. See Note 6 on Stockholder’s Equity for further discussion of the May 2020 public offering.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2020 and 2019, the diluted net loss per share calculation excludes potential dilutive securities of 101,548,346 and 35,795,314, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2020 and 2019. See Note 2 on Fair Value Measurements.

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

License and/or Collaboration Agreements

We previously entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies, whereby we granted certain rights to our non-imetelstat related technologies. As of June 30, 2020, all license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology.

The remaining active license agreement is a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement include non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on future product sales. Under these agreements, non-refundable upfront fees and annual license maintenance fees are considered fixed consideration, while milestone payments and royalties are identified as variable consideration.

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

Restricted Cash

Restricted cash consists of funds maintained in separate money market or certificate of deposit accounts for credit card purchases.

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with collaboration agreements, if any. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-sponsored clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost sharing arrangements with collaborative partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under collaboration and/or license agreements, if any.

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

Stock-Based Compensation

We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change.

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2020 and 2019, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$579	$413	$1,080	$653
General and administrative	1,128	1,021	2,195	2,207
Stock-based compensation expense included in operating expenses	$1,707	$1,434	$3,275	$2,860

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed statements of operations for the three and six months ended June 30, 2020 and 2019, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the three and six months ended June 30, 2020 and 2019 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility range	0.781 to 0.790	0.802 to 0.980
Risk-free interest rate range	0.37% to 1.62%	1.79% to 2.56%
Expected term range	5.25 yrs	5.25 yrs to 6.44 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three and six months ended June 30, 2020 and 2019 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

Non-Employee Stock-Based Awards

With the adoption of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, beginning January 1, 2019, we measure share-based payments to non-employees based on the grant-date fair value of the equity awards issued. We recognize stock-based compensation expense for the grant-date fair value of the vested portion of non-employee stock-based awards on our condensed statements of operations.

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

As of January 1, 2020, we also adopted ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, or ASU 2018-18. The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The adoption of ASU 2018-18 did not have a material impact on our condensed financial statements given the termination of the Collaboration and License Agreement with Janssen Biotech, Inc., or the Collaboration Agreement, in September 2018.

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosure. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. ASU 2018-19, ASU 2019-05 and ASU 2019-11 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, using a modified retrospective approach. Early adoption is permitted. We plan to adopt ASU 2016-13 and related updates as of January 1, 2023. We do not expect the adoption of this standard to have a material impact on our condensed financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$12,629	$—	$—	$12,629
Commercial paper	7,995	4	—	7,999
	$20,624	$4	$—	$20,628

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$3,002	$7	$—	$3,009
Government-sponsored enterprise securities (due in one to two years)	6,501	—	(1)	6,500
Commercial paper (due in less than one year)	97,225	49	(31)	97,243
Corporate notes (due in less than one year)	95,449	198	(18)	95,629
Corporate notes (due in one to two years)	39,742	4	(23)	39,723
	$241,919	$258	$(73)	$242,104

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$6,671	$—	$—	$6,671
Commercial paper	3,990	—	—	3,990
	$10,661	$—	$—	$10,661
Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$6,506	$6	$—	$6,512
Government-sponsored enterprise securities (due in one to two years)	6,999	1	—	7,000
Commercial paper (due in less than one year)	40,110	33	(3)	40,140
Corporate notes (due in less than one year)	78,926	116	(13)	79,029
Corporate notes (due in one to two years)	12,659	1	(9)	12,651
	$145,200	$157	$(25)	$145,332

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2020:
Government-sponsored enterprise securities (due in one to two years)	$6,500	$(1)	$—	$—	$6,500	$(1)
Commercial paper (due in less than one year)	51,103	(31)	—	—	51,103	(31)
Corporate notes (due in less than one year)	38,362	(18)	—	—	38,362	(18)
Corporate notes (due in one to two years)	31,320	(23)	—	—	31,320	(23)
	$127,285	$(73)	$—	$—	$127,285	$(73)
As of December 31, 2019:
Commercial paper (due in less than one year)	$8,571	$(3)	$—	$—	$8,571	$(3)
Corporate notes (due in less than one year)	26,082	(13)	—	—	26,082	(13)
Corporate notes (due in one to two years)	11,624	(9)	—	—	11,624	(9)
	$46,277	$(25)	$—	$—	$46,277	$(25)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2020 and December 31, 2019 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of June 30, 2020 and December 31, 2019 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2020:
Money market funds(1)	$12,629	$—	$—	$12,629
Government-sponsored enterprise securities(2)(3)	—	9,509	—	9,509
Commercial paper(1)(2)	—	105,242	—	105,242
Corporate notes(2)(3)	—	135,352	—	135,352
Equity investment(4)	—	668	—	668
Total	$12,629	$250,771	$—	$263,400
As of December 31, 2019:
Money market funds(1)	$6,671	$—	$—	$6,671
Government-sponsored enterprise securities (2)(3)	—	13,512	—	13,512
Commercial paper(1)(2)	—	44,130	—	44,130
Corporate notes(2)(3)	—	91,680	—	91,680
Equity investment(4)	—	389	—	389
Total	$6,671	$149,711	$—	$156,382

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our hTERT technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. With the adoption of ASU 2016-01 on January 1, 2018, we reassess the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value is recognized on our condensed statements of operations. As of June 30, 2020, the fair value of our shares in Sienna was $668,000. For the three and six months ended June 30, 2020, we recognized an increase in fair value of equity investment of $422,000 and $227,000, respectively, compared to a decrease in fair value of $98,000 for each of the comparable periods in 2019, related to observable price changes on our condensed statements of operations. For the three and six months ended June 30, 2020, we also recognized gains of $77,000 and $52,000, respectively, compared to losses of $8,000 and $3,000, respectively, for each of the comparable periods in 2019, related to foreign currency translation from Australian dollar to U.S. dollar, which have been included in other expense on our condensed statements of operations.

In April 2020, Sienna announced the merger of its company with BARD1 Life Sciences Limited, or BARD1, subject to approval by Sienna’s shareholders, whereby BARD1 will acquire all of Sienna’s ordinary shares. Sienna shareholders will receive 13 BARD1 shares for every five Sienna shares held. On July 15, 2020, Sienna shareholders approved the merger. On July 20, 2020, the Federal Court of Australia approved the merger, and since that time, trading for Sienna ordinary shares on the Australian stock exchange has been suspended. Effective August 3, 2020, the exchange of Sienna ordinary shares for BARD1 shares was complete. BARD1 shares trade on the Australian stock exchange under the ticker symbol BD1.

3. FORMER COLLABORATION AGREEMENT

On November 13, 2014, we and Janssen Biotech, Inc., or Janssen, entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including hematologic myeloid malignancies. Janssen terminated the Collaboration Agreement effective September 28, 2018, upon which we regained the global rights to the imetelstat program and are continuing development of imetelstat on our own.

As a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Under the termination provisions of the Collaboration Agreement, during transition of the program to us, Janssen was required to provide certain operational support for the imetelstat program through September 28, 2019. Operational support from Janssen included clinical development activities, such as continuing monitoring and treatment of patients in ongoing imetelstat clinical trials. We reimbursed Janssen 100% for the costs of such operational support. As of September 30, 2019, the transition of the imetelstat program to us from Janssen has been completed. As of June 30, 2020, no amounts were due to Janssen for operational support of the imetelstat program.

On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. As of December 31, 2019, activities under the Supply Agreement were fully complete, resulting in an aggregate amount due to Janssen of $14,269,000, which we paid in full in the first quarter of 2020. No amounts remain due to Janssen under the Supply Agreement as of June 30, 2020.

4. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed a lead plaintiff. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiff and directed the lead plaintiff to file an amended complaint no later than August 20, 2020. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

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

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. As of the date of this filing, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the effects of the pandemic continue to evolve rapidly. Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, delays in opening the Phase 3 clinical trial in refractory myelofibrosis, or MF, for screening and enrollment and other disruptions that could severely impact our business and the imetelstat development program.

In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey. Many of our employees are conducting their work remotely, and our employees otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well as our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

The evolving effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to conduct and complete our planned Phase 3 clinical trial in refractory MF and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

5. OPERATING LEASES

Menlo Park Office Space Lease

We had an operating lease for office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, that commenced in February 2018 and terminated on May 29, 2020. No amounts remain outstanding under the Menlo Park Lease as of June 30, 2020.

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

Foster City Office Space Lease

In October 2019, we entered into an operating lease agreement for office space located at 919 East Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The purpose of the Foster City Lease is to replace our office space at 149 Commonwealth Drive, Menlo Park, California (see above). The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years.

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

The future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$447
2021	913
2022	937
2023	962
2024	987
Thereafter	3,821
Total lease payments	8,067
Less: imputed interest	(2,220)
Total	$5,847

6. STOCKHOLDERS’ EQUITY

Public Offering

On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, together with accompanying stock purchase warrants to purchase 57,692,307 shares of our common stock. The shares of common stock were immediately separable from the pre-funded warrant and the stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying stock purchase warrants was $1.30 per share. The stock purchase warrants have an exercise price of $1.30 per share and are exercisable immediately. The term of the stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, positive top-line safety and efficacy results from the Phase 3 portion of IMerge and (b) December 31, 2025. The combined public offering price of the pre-funded warrant and accompanying stock purchase warrants was $1.299 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the pre-funded warrant is exercised in full. As of June 30, 2020, none of the pre-funded warrant and stock purchase warrants have been exercised. The net cash proceeds from this offering were approximately $140,184,000, after deducting the underwriting discount and other offering expenses payable by us, and excluding any future proceeds from the exercise of the pre-funded warrant or the stock purchase warrants. Approximately $610,000 in offering expenses were accrued and unpaid as of June 30, 2020.

Upon the issuance of the pre-funded warrant and stock purchase warrants, we evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the pre-funded warrant and the stock purchase warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we have concluded the pre-funded warrant and the stock purchase warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.

At Market Issuance Sales Agreement

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We pay B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. On July 10, 2018, we filed a prospectus supplement, or the ATM Prospectus Supplement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $62,821,700 under the 2018 Sales Agreement. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4,075,000, after deducting sales commissions and other offering expenses payable by us. As of June 30, 2020, approximately $36,500,000 of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021. In connection with the public offering in May 2020, we terminated the ATM Prospectus Supplement, but the 2018 Sales Agreement remains in full force and effect. We cannot make any further sales of common stock under the 2018 Sales Agreement until the later of August 19, 2020, or the date we file a new prospectus under an effective registration statement covering the offer and sale of shares under the 2018 Sales Agreement.

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

2018 Equity Incentive Plan

In June 2020, our stockholders approved an amendment to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 5,700,000 shares of our common stock.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, on March 12, 2020.

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

In July 2020, we announced that the European Medicines Agency Committee for Orphan Medicinal Products issued a positive opinion recommending imetelstat for orphan drug designation as a potential treatment for myelodysplastic syndromes, or MDS. On July 27, 2020, the European Commission for the European Medicines Agency, or EMA, formally granted orphan drug designation to imetelstat for the treatment of MDS in the European Union, or EU. Imetelstat has already been granted orphan drug designation by the EMA for the treatment of myelofibrosis.

Imetelstat has also been granted both Orphan Drug and Fast Track designations by the United States Food and Drug Administration, or FDA, for the treatment of patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA, and for the treatment of patients with Intermediate-2 or High-risk MF relapsed after or refractory to janus kinase, or JAK, inhibitor treatment, or relapsed/refractory MF.

We are evaluating imetelstat in IMerge, a Phase 2/3 clinical trial in patients with lower risk MDS, who are relapsed after or refractory to prior treatment with an ESA, or relapsed/refractory to ESA. The Phase 2 portion of IMerge is closed to enrollment, and patients remaining in the treatment phase continue to receive imetelstat treatment. In June 2020, an oral presentation with more mature data from the Phase 2 portion of IMerge was made at the Virtual Edition of the 2020 European Hematology Association, or EHA, Annual Congress. Further information about the presentation is described below. The Phase 3 portion of IMerge is enrolling patients to the extent practicable under the current COVID-19 pandemic conditions as described below.

In May 2020, after the FDA accepted our proposed trial design for the late-stage development of imetelstat in MF with a planned Phase 3 clinical trial in refractory MF, we announced our decision to move forward with the trial. We plan to open this trial for screening and enrollment in the first quarter of 2021 to the extent practicable under the current COVID-19 pandemic conditions, as described below. Our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF will be dependent on our ability to raise substantial additional capital, as well as obtain and maintain the relevant clearances from regulatory authorities and other institutions to commence and conduct the trial.

In June 2020, three imetelstat poster presentations related to MF were made at the 2020 EHA Annual Congress. These poster presentations reported new analyses from the IMbark Phase 2 clinical trial that correlate the median OS observed with other clinical endpoints from the trial. In addition, the new analyses provided further support for the potential improvement in OS as an indication of disease-modifying activity of imetelstat treatment in MF. Further information about these posters is described below.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic. We are actively monitoring the situation and intend to take those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact that the effects of the COVID-19 pandemic will have on our business and business prospects, our financial condition and the future of imetelstat or our liquidity, we believe that it is important to share where our company stands today, how our response to the COVID-19 pandemic is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.

Like many other biopharmaceutical companies, we are experiencing delays in clinical site initiations and patient screening and enrollment in the Phase 3 portion of IMerge due to the shift in health care resources to care for COVID-19 patients. Certain of our clinical sites recently have removed their self-imposed holds on site initiations and enrollment, and the momentum of patient enrollment has begun to improve. However, significant uncertainty remains as to whether there will be increases or surges in COVID-19 cases or hospitalization rates in certain countries which would again divert available health care staff away from clinical trials. In alignment with recent guidance from the FDA on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” together with other national and regional guidelines outside the United States, or U.S., we have taken steps designed to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. In addition, we issued an Urgent Safety Measure together with a Dear Investigator Letter to all our clinical sites involved with the Phase 3 portion of IMerge to apply certain measures to protect patient safety that include enhanced ongoing monitoring for signs and symptoms of or exposure to COVID-19 as well as guidance for withholding treatment to patients who have tested positive, who show signs and/or symptoms of COVID-19, or who have potential exposure to COVID-19.

We continue to monitor each clinical site through our contract research organizations, or CROs, as well as to conduct direct outreach to investigators and study staff. Due to the evolving effects of the COVID-19 pandemic on our clinical trial activities, we now expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of the first quarter of 2021, instead of the end of 2020 as we had previously planned. Due to this anticipated delay in enrollment and the continued uncertainty around the evolving effects of the COVID-19 pandemic on our clinical trial activities, we now expect top-line results from the Phase 3 portion of IMerge in the second half of 2022, instead of mid-2022 as we originally planned. Currently, we anticipate opening the planned Phase 3 clinical trial in refractory MF for screening and enrollment in the first quarter of 2021. This timing would likely be delayed if COVID-19 pandemic conditions continue unabated, or worsen, creating limitations on our clinical trial activities. Given our focus on completion of the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, we have decided to postpone commencement of our proof-of-concept study in high risk MDS and acute myeloid leukemia, or AML, that we had previously planned to commence in 2020, and will reconsider whether to proceed with and if so, the timing of, this proof-of-concept study at a future date.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete our planned Phase 3 clinical trial in refractory MF. To conserve our cash resources to support the completion of the Phase 3 portion of IMerge and the commencement of our planned Phase 3 clinical trial in refractory MF, we have taken steps to reduce spending across our organization, including eliminating non-essential business travel, reevaluating hiring plans and limiting discretionary spending. In any event, our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF will be dependent on our ability to raise substantial additional capital.

Lead Clinical Indication in Development: Lower Risk Myelodysplastic Syndromes

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent patients with lower risk MDS, who are relapsed/refractory to ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial. Part 1 of IMerge was designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion over two hours every four weeks in approximately 30 patients. Part 2 of IMerge is a Phase 3 double-blind, randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, we believe may support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS relapsed/refractory to ESA, have not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and who are non-del(5q).

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

Current Status of the Phase 3 Portion of IMerge

The Phase 3 portion of IMerge opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. As of the end of July 2020, approximately 93% of the 90 clinical sites originally planned were opened for screening and enrollment, compared to 68% as of the end of April 2020.

Due to enrollment delays related to the COVID-19 pandemic, in May 2020 we initiated plans to expand the number of clinical sites and participating countries. As a result, we have planned to increase the number of clinical sites from approximately 90 to approximately 130. We expect the 40 newly planned sites to be open for patient screening and enrollment in the second half of 2020. As the effects of the COVID-19 pandemic begin to wane in a majority of the countries where IMerge clinical sites are located, the momentum of patient enrollment has begun to improve. We plan to complete patient enrollment by the end of the first quarter of 2021, and under current assumptions, we expect top-line results from the Phase 3 portion of IMerge to be available in the second half of 2022. This anticipated timing is subject to potential delays or interruptions associated with the evolving effects of the COVID-19 pandemic, regardless of our addition of any new countries and sites.

Recent Data from the Phase 2 Portion of IMerge

In June 2020, an oral presentation with more mature data from the Phase 2 portion of IMerge was made at the 2020 EHA Annual Congress. The presentation reported long-term efficacy and safety data from 38 patients in the IMerge Phase 2 clinical trial, based on a February 4, 2020 cut-off date. The median follow-up was 24.0 months (range: 5.6-45.5) and the median treatment duration was 8.5 months (range: 0.02-38.7). The median number of treatment cycles was 9.0 (range: 1-40).

The baseline characteristics of the 38 patients highlight the high transfusion burden of these patients, with a median baseline transfusion burden of 8 units per 8 weeks, and with the majority of the patients having received more than 4 units per 8 weeks prior to study entry.

Patient Baseline Characteristics	n=38
Median age (range), years	71.5 (46-83)
Male, n (%)	25 (66%)
Eastern Cooperative Oncology Group (ECOG) Performance Standard 0-1, n (%)	34 (89%)
International Prognostic Scoring System risk, n (%) Low Intermediate-1	24 (63%) 14 (37%)
RBC transfusion burden, units/8 weeks, median (range) 4-5 units/8 weeks at baseline, n (%) >6 units/8 weeks at baseline, n (%)	8 (4-14) 6 (16%) 32 (84%)

World Health Organization 2001 category, n (%)

Refractory Anemia with Ringed Sideroblasts (RARS) or Refractory Cytopenia with Multilineage Dysplasia and Ringed Sideroblasts (RCMD-RS)

Refractory Anemia (RA), Refractory Cytopenia with Multilineage Dysplasia (RCMD) or

   Refractory Cytopenia with Multilineage Dysplasia and Ringed Sideroblasts (RAEB-1)

27 (71%) 11 (29%)
Prior ESA use, n (%)	34 (89%)
Serum erythropoietin (sEPO) > 500 mU/mL, n (%)	12[a] (32%)

a Of the 37 patients with sEPO levels reported.

Key efficacy data reported in the June 2020 EHA presentation are summarized in the table below:

Key Efficacy Outcomes	n=38

8-week RBC-TI, n (%)

   Time to onset of 8-week RBC-TI, weeks, median (range)

   Duration of TI, weeks, median (95% CI)[a]

   Cumulative duration of TI >8 weeks[b], median (95% CI)[a]

   Hemoglobin (Hb) rise >3.0 g/dL during TIc, n (%)

16 (42%) 8.3 (0.1-40.7) 88 (23.1-140.9*) 92.3 (42.9-140.9) 12 (32%)
24-week RBC-TI, n (%) Hb rise >3.0 g/dL during TIc, n (%)	12 (32%) 11 (29%)
1-year RBC-TI, n (%)	11 (29%)
HI-E per IWG 2006, n (%) >1.5 g/dL increase in Hb lasting > 8 weeks[d], n (%) Transfusion reduction by > 4 units / 8 weeks, n (%) Duration of HI-E, weeks, median (95% CI)[a]	26 (68%) 13 (34%) 26 (68%) 92.7 (37.1-149.4)

* Longest TI > 2.7 years

a Kaplan Meier method

b Cumulative Duration of TI > 8 weeks is defined as the sum of all periods of TI > 8 weeks during treatment

c Maximum Hb rise of > 3g/dL from pretreatment level (pretreatment level defined as mean Hb / 8 weeks)

d All patients also achieved 8-week RBC-TI

In addition to the above results, similar HI-E responses were observed across different patient subgroups, including by ringed sideroblast (RS) sub-type, baseline transfusion burden and serum EPO levels. Also, reductions in variant allele frequency (VAF) of SF3B1 mutation correlated with shorter time to RBC-TI and longer duration of RBC-TI. We believe that those results, together with the one-year durable transfusion independence and the ≥ 3g/dL rise in hemoglobin from pretreatment levels for 75% of RBC-TI responders, indicate potential disease-modifying activity of imetelstat treatment.

As summarized in the table below, the safety profile was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. Reversible and manageable Grade 3/4 thrombocytopenias and neutropenias were reported in 61% and 55% of the patients, respectively, without significant clinical consequences. 2/38 patients (5%) had Grade 3 febrile neutropenia. 3/38 patients (8%) had Grade 3/4 bleeding. Furthermore, 90% of the observed Grade 3/4 neutropenias and 87% of the observed Grade 3/4 thrombocytopenias resolved to Grade 2 or lower by laboratory assessment within four weeks.

Adverse Events (AE)	All Grades n=38 (n, %)	Grade 3/4 n=38 (n, %)
Thrombocytopenia	25 (66%)	23 (61%)
Neutropenia	22 (58%)	21 (55%)
Anemia	10 (26%)	8 (21%)

Most frequent non-hematologic toxicities are listed in the table below. Grade 3 liver function test, or LFT, elevations reported in the trial were reversible.

Treatment Emergent Adverse Events (TEAE)	All Grades n=38 (n, %)	Grade 3/4 n=38 (n, %)
Back Pain	9 (24%)	2 (5%)
Pyrexia	8 (21%)	0
Diarrhea	7 (18%)	0
Nasopharyngitis	7 (18%)	0
Alanine Aminotransferase (ALT) increased	7 (18%)	2 (5%)*
Aspartate Aminotransferase (AST) increased	6 (16%)	3 (8%)*
Bronchitis	6 (16%)	3 (8%)
Asthenia	6 (16%)	1 (3%)
Headache	6 (16%)	1 (3%)
Urinary tract infection	6 (16%)	1 (3%)
Constipation	6 (16%)	0
Edema peripheral	6 (16%)	0
Fatigue	6 (16%)	0

* Grade >3 AST and ALT were reversible

Planned Phase 3 Development: Refractory Myelofibrosis

Planned Phase 3 Clinical Trial in Refractory MF

Following feedback from the FDA on our trial design for a randomized Phase 3 clinical trial in refractory MF, we began trial start-up activities in the second quarter of 2020. Our planned Phase 3 clinical trial in refractory MF is designed to be an open label 2:1 randomized, controlled clinical trial to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients with Intermediate-2 or High-risk disease who are refractory to prior treatment with a JAK inhibitor. Patients eligible for the trial will be required to be refractory to a JAK inhibitor, an inclusion criterion that is planned to be defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The control arm is planned to be best available therapy, or BAT, excluding JAK inhibitors. The primary efficacy endpoint for the trial is planned to be OS. Planned key secondary endpoints include symptom response, spleen response, progression free survival, complete response, partial response, clinical improvement, duration of response, safety, pharmacokinetics, and patient reported outcomes. Currently, we expect to engage over 150 sites to participate in the global Phase 3 clinical trial in refractory MF across North America, Europe and Asia. Based on feedback from the FDA, we believe the current design of the planned Phase 3 clinical trial may support, if the trial is successful, the registration of imetelstat in refractory MF. However, the FDA urged us to consider adding a third arm to the planned Phase 3 clinical trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. We believe that testing a lower dose regimen would likely result in lower median OS in the imetelstat treatment arm without a clinically meaningful reduction in toxicity and we therefore determined not to add a third dosing arm to the trial design. Our belief may ultimately be incorrect and our failure to add a third dosing arm, as urged to be considered by the FDA, could result in delays or failures to obtain regulatory clearance from the FDA to commence the trial or could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat in refractory MF.

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

Under our current assumptions, we expect to complete patient enrollment in the planned Phase 3 clinical trial in refractory MF in the second half of 2022, to conduct an interim analysis in the first half of 2023 and to conduct a final analysis in the first half of 2024. At the interim analysis, if the pre-specified statistical OS criterion is met, then Geron expects such data may support the registration of imetelstat in refractory MF. If the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis. The timing and achievement of enrollment completion and either or both of the planned analyses depend on numerous factors, including delays or interruptions related to the evolving effects of the COVID-19 pandemic. In addition, our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF will be dependent on obtaining and maintaining the relevant clearances from regulatory authorities and other institutions to commence and conduct the trial and our ability to raise substantial additional capital.

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

In June 2020, three imetelstat poster presentations that described new data and analyses from the IMbark Phase 2 clinical trial were made at the 2020 EHA Annual Congress. The highlights, provided below, suggest the following: (1) dose-related improvement in OS and correlation with other clinical benefits observed in the IMbark trial, such as symptom response and spleen volume reduction as well as fibrosis improvement; (2) improvements in OS in a patient subpopulation with poor prognosis due to the absence of the three primary driver mutations in MF; and (3) dose-dependent inhibition of telomerase with imetelstat, resulting in on-target activity that correlates with improvement in OS and dose-dependent reduction in variant allele frequency of driver mutations, indicating imetelstat targets the underlying malignant clone. Taken together, we believe these three MF poster presentations substantiate the OS outcome observed in IMbark and support the planned Phase 3 clinical trial in refractory MF.

Poster Title: Telomerase Activity, Telomere Length and hTERT Expression Correlate with Clinical Outcomes in Higher-Risk Myelofibrosis (MF) Relapsed/Refractory (R/R) to Janus Kinase Inhibitor Treated with Imetelstat (Abstract #EP1098)

The overall conclusion of the poster was that imetelstat achieved dose- and exposure-dependent reduction of telomerase activity and human reverse transcriptase, or hTERT, expression level, demonstrating on-target mechanism of action in the IMbark trial. This was the first clinical report to systematically evaluate the mechanism of action-based pharmacodynamic, or PD, effect of imetelstat, and its relationship to exposure and clinical benefits. Additional highlights from the poster included:

•	Achieving optimal PD effect in patients treated with imetelstat is correlated with longer OS, as well spleen and symptom response observed in IMbark.
•	Significant dose-dependent reduction in VAF of JAK2, CALR and MPL mutations were observed, indicating that imetelstat has disease-modifying activity by targeting the underlying MF malignant clones.
•

Treatment with 9.4mg/kg of imetelstat in IMbark improved clinical outcomes in patients with short telomeres or high hTERT expression level at baseline. The results are consistent with telomere biology in cancer cells and provide evidence for on-target mechanism of action of imetelstat through telomerase inhibition.

Poster Title: Imetelstat Treatment Results in Clinical Benefits, Including Improved Overall Survival, in Patients with Higher-Risk Triple Negative Myelofibrosis Relapsed/Refractory to Janus Kinase Inhibitors (JAKI) (Abstract #EP1101)

The overall conclusion of the poster was that triple negative, or TN, patients who are relapsed/refractory to JAKi and treated with 9.4 mg/kg of imetelstat in IMbark had better clinical outcomes and prolonged overall survival compared to non-TN patients, suggesting that imetelstat may improve the poor outcomes expected for TN patients. Additional highlights from the poster included:

•

With 9.4 mg/kg of imetelstat treatment, clinical response rates were higher in TN vs non-TN pts: spleen response rate was 18.8% in TN vs. 7.3% in non-TN; and symptom response was 50.0% in TN vs 24.4% in non-TN patients.

•	Imetelstat treatment at 9.4 mg/kg resulted in significantly longer median OS of 35.9 months for TN patients compared to 24.6 months for non-TN patients.
•	A majority (94%) of the TN patients enrolled on the study had Grade 3 fibrosis. Higher rate of bone marrow fibrosis improvement was noted in the TN (50%) vs. non-TN (39.1%) patients.
•	TN patients enrolled on the study had short telomere length and high hTERT expression level at baseline, representing a suitable target population for imetelstat.

Poster Title: Favorable Overall Survival with Imetelstat Treatment Correlates with Other Clinical Benefits in Intermediate-2 or High-Risk Myelofibrosis Relapsed/Refractory to Janus Kinase Inhibitor (Abstract #EP1107)

The poster reported new analyses of data from all 107 patients (59 patients in the 9.4 mg/kg arm and 48 patients in the 4.7 mg/kg arm) of the IMbark trial with a data cut-off date of February 19, 2020 and a median follow-up of 41.7 months. As of the data cut-off date, median OS was 28.1 months in the 9.4 mg/kg arm and 19.9 months in the 4.7 mg/kg arm.

The overall conclusion of the poster was that imetelstat showed dose-related improvement in OS in patients who are relapsed/refractory to JAKi. The survival benefit observed with imetelstat was supported by the trend of correlation with other clinical benefits. Additional highlights from the poster included:

•

Among 57 patients across both treatment arms that had matching bone marrow samples, 20 patients (35%) had ≥1 degree of bone marrow fibrosis improvement while on study and had a significantly longer OS than those who had worsening bone marrow fibrosis. A similar trend was seen in 29 patients (51%) with stable vs. worsening fibrosis.

•	Patients who achieved symptom and spleen response at week 24 showed a trend of longer OS compared to patients who did not achieve response.
•	Transfusion dependency, response to last JAKi, higher baseline neutrophils, lower baseline hemoglobin and platelet values correlated with increased risk of death.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of June 30, 2020, we had approximately $265.3 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, also known as the pre-funded warrant, together with accompanying warrants to purchase 57,692,307 shares of our common stock, also known as the stock purchase warrants. The combined public offering price of the common stock and accompanying stock purchase warrants was $1.30 per share. The combined public offering price of the pre-funded warrant and accompanying stock purchase warrants was $1.299 per share. The net cash proceeds from this offering was approximately $140.2 million, after deducting the underwriting discount and other offering expenses payable by us, and excludes any future proceeds from the exercise of the pre-funded warrant or the stock purchase warrants.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2020, we had an accumulated deficit of approximately $1.1 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program through late-stage development, including the anticipated completion of the Phase 3 portion of IMerge and commencement and completion of the planned Phase 3 clinical trial in refractory MF. To further advance the imetelstat program, including conducting the clinical and regulatory activities necessary to obtain regulatory approval for imetelstat and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted, substantial additional capital will be required. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of June 30, 2020, our license agreements related to our hTERT technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement is a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement include non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on future product sales.

We recognized license fee revenues of $5,000 in each of the periods for the three and six months ended June 30, 2020, compared to $18,000 for each of the comparable periods in 2019 related to our various license agreements. The decrease in license fee revenues for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology. We recognized royalty revenues of $38,000 and $90,000 for the three and six months ended June 30, 2020, respectively, compared to $83,000 and $140,000 for the same periods in 2019. Royalty revenues in 2020 and 2019 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement being maintained and the underlying patent rights for the license remaining active. Current revenues may not be predictive of future revenues. We expect revenues in 2020 to be lower than 2019 due to the termination and expiration of our license agreements related to our hTERT technology due to the patent expirations on such technology. Because product sales have not commenced, and may not ever commence, under our remaining active license agreement, we do not expect any royalty revenue in 2020 under that license agreement. In addition, due to disruptions caused by the COVID-19 pandemic, product sales from our divested stem cell programs are expected to be lower which reduces the royalties payable to us.

Research and Development Expenses

During the three and six months ended June 30, 2020 and 2019, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2020 and 2019, direct external expenses included costs for our contract research organizations, or CROs, consultants and other clinical-related vendors. Also in 2019, direct external expenses included 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, were incurred separately by each company, unless otherwise specified in the Collaboration Agreement. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed according to the terms of the Collaboration Agreement. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Direct external expenses	$6,858	$6,827	$13,490	$10,918
Personnel-related expenses	3,351	2,617	6,716	4,139
All other expenses	636	690	1,441	983
Total research and development expenses	$10,845	$10,134	$21,647	$16,040

The increase in research and development expenses for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily reflects higher direct external costs for clinical development activities to support the development of imetelstat in lower risk MDS, including the Phase 3 portion of IMerge, as well as increased costs in connection with validating the imetelstat manufacturing process at contract manufacturers. In addition, personnel-related expenses have increased in the first half of 2020 compared to the same period in 2019 as a result of additional development headcount being hired in 2019. Due to the uncertainties of the COVID-19 pandemic, we cannot predict the level of research and development expenses to be incurred during the remainder of 2020. However, we expect research and development expenses to increase substantially in the future as we support two Phase 3 clinical trials of imetelstat, the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Approval and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $6.0 million and $12.1 million for the three and six months ended June 30, 2020, respectively, compared to $5.2 million and $10.6 million for the same periods in 2019. The increase in general and administrative expenses for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily reflects higher personnel-

related costs for the hiring of additional headcount to support growing operational activities associated with bi-coastal offices, increased company headcount and international clinical trial activities. For the remainder of 2020, we expect the majority of general and administrative expenses to remain at the same level as the first half of 2020, as we continue to support our development organization and maintain compliance with regulatory requirements as a publicly traded company. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and support for clinical site initiations. Such decrease may be offset by the potential increase in support activities related to the planned Phase 3 clinical trial in refractory MF with such activities expected to occur in the second half of 2020.

Interest and Other Income

Interest and other income was $475,000 and $1.2 million for the three and six months ended June 30, 2020, respectively, compared to $1.1 million and $2.3 million for the same periods in 2019. The decrease in interest income for the three and six months ended June 30, 2020 compared to the same periods in 2019 reflected lower cash and investment balances resulting from the use of cash for operations. Interest earned in future periods depends on the size of our marketable securities portfolio and prevailing interest rates. In the second half of 2020, we expect interest income to be higher than in the first half of 2020 due to the increase in our marketable securities portfolio with the net proceeds from the public offering completed in May 2020.

Change in Fair Value of Equity Investment

With the adoption of ASU 2016-01 on January 1, 2018, we remeasure the fair value of our equity investment in Sienna Cancer Diagnostics Limited, or Sienna, at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended June 30, 2020, the increase in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $422,000, compared to a decrease in fair value of $98,000 for the same period in 2019. For the six months ended June 30, 2020, the increase in the fair value of our equity investment in Sienna resulting from observable price changes in Sienna’s stock was $227,000. There was no change in the fair value of our equity investment in Sienna for the six months ended June 30, 2019.

In April 2020, Sienna announced the merger of its company with BARD1 Life Sciences Limited, or BARD1, subject to approval by Sienna’s shareholders, whereby BARD1 will acquire all of Sienna’s ordinary shares. Sienna shareholders will receive 13 BARD1 shares for every five Sienna shares held. On July 15, 2020, Sienna shareholders approved the merger. On July 20, 2020, the Federal Court of Australia approved the merger, and since that time, trading for Sienna ordinary shares on the Australian stock exchange has been suspended. Effective August 3, 2020, the exchange of Sienna ordinary shares for BARD1 shares was complete. BARD1 shares trade on the Australian stock exchange under the ticker symbol BD1.

Other Expense

Other expense primarily reflects changes in the fair value of our equity investment in Sienna resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three and six months ended June 30, 2020 included gains of $77,000 and $52,000, respectively, related to foreign currency translation for our equity investment in Sienna, compared to losses of $8,000 and $3,000, respectively, for the same periods in 2019. The fair value of our equity investment in Sienna fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility, especially in light of the unpredictable market conditions due to the COVID-19 pandemic, that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $265.3 million, compared to $159.2 million at December 31, 2019. The increase in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the six months ended June 30, 2020 was primarily the result of the receipt of net cash proceeds of approximately $140.2 million, after deducting the underwriting discount and other offering expenses payable by us, from an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, together with accompanying stock purchase warrants to purchase 57,692,307 shares of our common stock, that we completed on May 27, 2020. The combined public offering price of the common stock and accompanying stock purchase warrants was $1.30 per share. The combined public offering price of the pre-funded warrant and accompanying stock purchase warrants was $1.299 per share.

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sells our common stock at market prices prevailing at the time of sale for which B. Riley FBR receives an aggregate commission rate equal to up to 3.0% of the gross proceeds. On July 10, 2018, we filed a prospectus supplement, or the ATM Prospectus Supplement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $62,821,700 under the 2018 Sales Agreement. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4.1 million after deducting sales commissions and other offering expenses payable by us. As of June 30, 2020, approximately $36.5 million of our common stock remained available for issuance under the 2018 Sales Agreement. The 2018 Sales Agreement will expire upon the earlier of the remaining common stock being sold or May 2021. In connection with the public offering in May 2020, we terminated the ATM Prospectus Supplement, but the 2018 Sales Agreement remains in full force and effect. We cannot make any sales of common stock under the 2018 Sales Agreement until the later of August 19, 2020, or the date we file a new prospectus under an effective registration statement covering the offer and sale of shares under the 2018 Sales Agreement.

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;

•	the costs and timing necessary to build a U.S. sales force to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•

the costs of maintaining and operating facilities in California and New Jersey, as well as higher expenses for travel when travel becomes possible in light of the COVID-19 pandemic, telecommunications and administrative oversight; and

•

the costs of enabling our personnel to telecommute as required by federal, state and local “shelter in place” or comparable orders, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

We are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing the planned Phase 3 clinical trial in refractory MF or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. We will not receive any milestone payments or royalties from any past collaborator for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private debt or equity financings, including pursuant to the 2018 Sales Agreement when it becomes available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the evolving effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

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

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2020 and 2019 was $38.6 million and $21.5 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2020 compared to the same period in 2019 primarily reflects higher payments for research and development expenses in connection with supporting the Phase 3 portion of IMerge and increases in development headcount.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020 was $97.0 million and for the six months ended June 30, 2019, net cash provided by investing activities was $28.4 million. The decrease in net cash provided by investing activities in 2020 compared to 2019 primarily reflects a higher rate of purchases than maturities of marketable securities in 2020.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $145.0 million and $243,000, respectively. Financing activities in 2020 primarily reflect the receipt of $140.2 million in net proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020, and the receipt of net cash proceeds from sales of our common stock under the 2018 Sales Agreement with B. Riley FBR. See Note 6 on Stockholders’ Equity for additional information about the public offering and the 2018 Sales Agreement with B. Riley FBR.

Contractual Obligations

Our future minimum contractual obligations at December 31, 2019 were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

In March 2020, in connection with the “shelter in place” orders issued by the Health Officer of the County of San Mateo and the Governor of the State of California on March 16 and March 19, 2020, respectively, which directed non-essential businesses to cease operations until the orders are rescinded, we amended the lease agreement for our office space at 149 Commonwealth Drive, Menlo Park, California, or Menlo Park Lease, to extend the lease term by approximately two months, resulting in additional lease payments of approximately $149,000. The Menlo Park Lease was terminated effective May 29, 2020 and no amounts remain due under the Menlo Park Lease.

Other than as described above, during the six months ended June 30, 2020, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed a lead plaintiff. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiff and directed the lead plaintiff to file an amended complaint no later than August 20, 2020. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

The evolving effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and health care resources around the world, including a significant number of clinical sites involved with the Phase 3 portion of IMerge. Our business and business prospects, our financial condition and the future of imetelstat could be materially and adversely affected by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our regulatory and clinical development activities, clinical supply chain and other business operations, in addition to the impact of a global economic slowdown.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the evolving effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and government measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed, delayed or suspended. In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey. Many of our employees are conducting their work remotely, and our employees otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to:

•	initiate trial sites;
•	screen, enroll and assess patients;
•	maintain patient enrollment;
•	ensure patient clinical and lab collection visits;
•	conduct monitoring visits;
•	supply study drug;
•	report trial results;
•	or interact with regulators or other important agencies due to limitations in employee resources or otherwise.

For the Phase 3 portion of IMerge, we have clinical trial sites in many countries that have had high incident rates of COVID-19. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. As a result, we no longer expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of 2020 and now expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of the first quarter of 2021. If the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

•

new, continued or heightened difficulties in enrolling patients and recruiting clinical site investigators and clinical site staff for the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF and any other potential future clinical trials of imetelstat;

•

continued or heightened delays or difficulties in the Phase 3 portion of IMerge caused by missed patient clinical and lab collection visits, and uncertainty how the FDA will view these deviations from the protocol caused by the effects of the COVID-19 pandemic;

•	continued or heightened delays or disruptions in clinical trial activities due to the availability of personnel at our clinical research organizations, or CROs, and vendors;
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
•

interruption of, or delays in receiving, supplies of imetelstat from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, disruptions in supply chain and production systems and import/export complications; and

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, product development, manufacturing, and general company operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home, or mass transit disruptions.

These and other factors arising from the evolving effects of the COVID-19 pandemic could further adversely impact our ability to enroll, conduct and complete the Phase 3 portion of IMerge or to open for screening and enrollment, initiate, enroll, conduct and complete the planned Phase 3 clinical trial in refractory MF and any other potential future clinical trials of imetelstat, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

In addition, we rely on third-party CROs or other third parties to assist us with clinical trial activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. While at this time we believe that we have sufficient drug supply for the Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, we could experience disruptions to our supply chain, as well as delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials. Such disruptions could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that were or are heavily affected by the COVID-19 pandemic. In these countries, closures and other restrictions resulting from the COVID-19 outbreak in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat. In any event, if the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we may experience significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF or to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

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

•

obtain substantial additional capital in order to enable us to conduct our operations and to advance imetelstat to and through current clinical trials, including completing the ongoing Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF and commencing, conducting and completing other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies; as well as obtaining regulatory approval and conducting potential commercial launch;

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
•

collaborate successfully with clinical trial sites, academic institutions, CROs, contractors, physician investigators and other third parties, including with respect to challenges and delays that have arisen and may continue to arise from the evolving effects of the COVID-19 pandemic;

•	obtain and maintain required regulatory clearances and approvals for imetelstat; for example, it is uncertain:
▪

whether the FDA and regulatory authorities in other countries will require us to obtain and submit additional non-clinical, manufacturing, or clinical data to proceed with any other potential future clinical trials of imetelstat apart from IMerge,

▪

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
•

recruit and retain personnel to support the development and potential commercialization of imetelstat, including completion of the Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, and potential clinical development of imetelstat in other indications and maintain sufficient commercial resources to launch imetelstat.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Current clinical trials of imetelstat, including the Phase 3 portion of IMerge and the planned Phase 3 clinical trial in refractory MF, and potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could be interrupted, further delayed or abandoned for a variety of reasons.*

Currently, the ongoing clinical trials of imetelstat are the Phase 2 and Phase 3 portions of IMerge. Due to the effects of the COVID-19 pandemic on our clinical trial activities, we expect to complete patient enrollment in the Phase 3 portion of IMerge by the end of the first quarter of 2021, instead of the end of 2020. Similarly, we expect to open the planned Phase 3 clinical trial in refractory MF for screening and enrollment in the first quarter of 2021, at the earliest, to the extent practicable under the current COVID-19 pandemic conditions. Completion of the Phase 3 portion of IMerge, and the commencement, conduct and completion of the planned Phase 3 clinical trial in refractory MF, and any potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

•

properly (i) completing the Phase 2 portion of IMerge, including assessing the durability of RBC-TI responses; (ii) recruiting, enrolling, conducting and completing the Phase 3 portion of IMerge, and (iii) opening for screening and enrollment, recruiting, enrolling, conducting and completing the planned Phase 3 clinical trial in refractory MF, and promptly or adequately reporting data from such trials, including in light of challenges and delays that have arisen and may continue to arise from the evolving effects of the COVID-19 pandemic;

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

•	ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential future clinical trials of imetelstat and commercialization;
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

•

obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments or modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the planned Phase 3 clinical trial in refractory MF and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies; and

•

obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the Phase 3 portion of IMerge, and the planned Phase 3 clinical trial in refractory MF, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the planned Phase 3 clinical trial in refractory MF and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies.

Failures or delays with respect to any of these events could adversely affect our ability to conduct or complete any current clinical trials of imetelstat, including the Phase 3 portion of IMerge and to open for screening and enrollment, conduct or complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

If patients in any clinical trials of imetelstat, including the Phase 2 and Phase 3 portions of IMerge, the planned Phase 3 clinical trial in refractory MF, or any potential future clinical trial of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014.

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

In addition, in the Phase 2 portion of IMerge, the initial data review for the 25-patient expansion cohort that was conducted by Janssen in the second quarter of 2018, which Janssen called a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate in June 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate reported for the combined cohorts in the Phase 2 portion of IMerge will improve further with longer follow-up, or at all, or that the eight-week RBC-TI rate of patients enrolled in the Phase 3 portion of IMerge will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in the Phase 2 portion of IMerge. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy results observed in earlier clinical trials, or may reveal safety concerns that were not identified in smaller or shorter trials, any of which could adversely affect future development prospects of imetelstat.

In addition, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in the planned Phase 3 clinical trial in refractory MF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in the planned Phase 3 clinical trial in refractory MF. Likewise, although the statistical analyses comparing IMbark data to closely matched real-world data, or RWD, reported at the EHA Annual Congress meeting in June 2019 suggest favorable OS for imetelstat-treated relapsed/refractory MF patients compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any future clinical trial results of imetelstat in relapsed/refractory MF, including our planned Phase 3 clinical trial in refractory MF.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our prior collaboration partner(s). For example, preliminary data from the Phase 2 portion of IMerge were reported at the ASH Annual Meetings in December 2017 and December 2018, at the EHA Annual Congress

meetings in June 2018, June 2019 and June 2020. We expect similar reports or announcements of safety and efficacy data from us or clinical investigators as data matures in our Phase 2 portion of IMerge and from potential future clinical trials. Preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

We have limited experience as a company in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or potential future similar trials, and no prior experience as a company in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.*

Although we have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have limited experience in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF. We cannot be certain that we will be able to enroll, conduct or complete the Phase 3 portion of IMerge, the planned Phase 3 clinical trial in refractory MF, or any other future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials will require additional financial resources and certain internal development experience that we are developing, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. We expect significant additional research, manufacturing activities and clinical testing as well as other assessments to be required before we can file any application with the FDA or similar foreign regulatory authorities for regulatory approval of imetelstat, including reaching agreement with the EMA and FDA on a pediatric plan. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be successfully developed in clinical trials, including in the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more clinical trials of imetelstat in hematologic myeloid malignancies, including the Phase 3 portion of IMerge or the planned Phase 3 clinical trial in refractory MF, the results will not necessarily be predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

Obtaining potential future regulatory clearances to market imetelstat in the U.S. and other countries is a costly and lengthy process, and we cannot predict when or if regulatory authorities will approve imetelstat for commercial sale.*

The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or similar foreign regulatory authorities may determine that imetelstat is not safe and effective, only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit imetelstat’s commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

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

Although orphan drug designation has been granted to imetelstat for the treatment of MF and MDS in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including the potential for market exclusivity, which would likely result in decreased sales revenue from commercialization of imetelstat, if any, and would likely harm our business and business prospects.

The FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the European Medicines Agency, or EMA, granted orphan drug designation in December 2015 to imetelstat for the treatment of MF and in July 2020 for the treatment of MDS. The designation of imetelstat as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, imetelstat, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as imetelstat prior to imetelstat receiving any exclusive marketing approval.

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

A Fast Track designation by the FDA, such as the Fast Track designations received for imetelstat for MDS and MF, does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process.

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

Although we have received inventories of drug product, drug substance and raw materials from Janssen under a supply agreement that meet our specifications, some of this material will require further processing in order to be used in clinical trials, and/or may also require regulatory review and acceptance prior to use. Therefore, we continue to work to re-establish our own manufacturing supply chain in order to further process the Janssen purchased materials as well as to be able to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses. The process of manufacturing imetelstat is complex and subject to several risks, including:

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

Our planned imetelstat manufacturing supply chain is expected to rely solely upon third-party contractors to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party contractors to supply starting materials, drug substance and drug product. Failure by such third-party contractors to perform in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain imetelstat from third-party contractors on acceptable terms, or at all. We expect to rely on third-party contractors to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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

•

failure to comply with applicable regulatory guidelines prior to our assumption of sponsorship of the imetelstat program could result in administrative or judicially imposed sanctions on us, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of manufacturing activities, and the potential refusal to approve any new drug applications, or NDAs;

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat, including the planned Phase 3 clinical trial in refractory MF and any potential future clinical trials, such as proof-of-concept studies in other hematologic myeloid malignancies, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. We will require substantial additional capital in order to further advance the imetelstat program, including to conduct and complete the planned Phase 3 clinical trial in refractory MF, and to conduct the research and development, clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market. In this regard, our ability to conduct and complete the planned Phase 3 clinical trial in refractory MF, or to commence, conduct and complete other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, will be dependent on our ability to raise substantial additional capital. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing necessary to build a U.S. sales force to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•

the costs of maintaining and operating facilities in California and New Jersey, as well as higher expenses for travel when travel becomes possible in light of the COVID-19 pandemic, telecommunications and administrative oversight; and

•

the costs of enabling our personnel to telecommute as required by federal, state and local “shelter in place” or comparable orders, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

We are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing the planned Phase 3 clinical trial in refractory MF or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. We will not receive any milestone payments or royalties from any past collaborator for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private debt or equity financings, including pursuant to the 2018 Sales Agreement when it becomes available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

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

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from our past collaborator relating to imetelstat, nor will our past collaborator share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to continue to incur significant additional operating losses and our operating losses are likely to substantially increase given our sole financial responsibility for imetelstat clinical development activities. As of June 30, 2020, our accumulated deficit was approximately $1.1 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. With the termination of the Collaboration Agreement effective September 28, 2018, we have no ongoing collaboration agreements related to imetelstat. The patents underlying our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have expired. Any final revenues generated from our remaining licensing agreements related to our hTERT technology are expected to be nominal, and will be insufficient to sustain our operations. We have no current plans to enter into any new corporate collaboration, partnership or license agreements that result in revenues.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as additional and expanded office locations, for example, our recently leased office in northern New Jersey and our new corporate headquarters in California. Such continued growth and expansion will require members of our management to assume significant added responsibilities. Our performance in managing any such future growth, if ineffective, could negatively impact our business prospects. We may not successfully manage our imetelstat development efforts effectively, including our current and potential future imetelstat clinical trials. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

If we are unable to establish potential future collaborative arrangements for imetelstat, we may have to delay, alter or abandon our imetelstat development and commercialization plans.*

We intend to develop imetelstat broadly for hematologic myeloid malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We plan to seek another collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be delayed by the evolving effects of the COVID-19 pandemic. We may not be able to negotiate collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, on terms that are less attractive than under the Collaboration Agreement we had with Janssen, or to assume material ongoing development obligations that we would have to fund or otherwise support.

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

Between January 23 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits are pending in the U.S. District Court for the Northern District of California, or the Northern District. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed a lead plaintiff. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiff and directed the lead plaintiff to file an amended complaint no later than August 20, 2020.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Given the amount of time required for the development, testing and regulatory review of imetelstat (e.g., patents claiming imetelstat and/or components thereof, methods of use, or methods of making), patents protecting imetelstat might expire before imetelstat is commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to imetelstat.

Under the Hatch-Waxman Act, a patent may be eligible for future patent term extension of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain foreign countries and territories, such as in Japan and in Europe. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

Filing, prosecuting, maintaining, defending and enforcing patents on imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights inside or outside the U.S.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied on the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between July 1, 2010 and June 30, 2020, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between July 1, 2019 and June 30 2020, the price has ranged between a high of $2.40 per share and a low of $0.75 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

•	the experimental nature of imetelstat;
•	the terms and timing of any future collaboration agreements for the development and potential commercialization of imetelstat that we may establish;
•	the demand in the market for our common stock;
•	announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•	fluctuations in our operating results;
•	increased or continuing operating losses as a result of our sole financial responsibility for the development and potential future commercialization of imetelstat or otherwise;
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

As of June 30, 2020, we had 450,000,000 shares of common stock authorized for issuance and 310,442,408 shares of common stock outstanding. In addition, we had reserved 118,281,330 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2020.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2018 Sales Agreement if and when it becomes available, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) from Astex Pharmaceuticals, Inc.; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc.; and APR-246, an activator of p53 protein, by Aprea Therapeutics, Inc.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor being developed by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor being developed by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor being developed by H3 Biomedicine, Inc.; and KER-050, a TGF-beta inhibitor, being developed by Keros Therapeutics.

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

Other therapies currently in Phase 3 development in Intermediate-2 or High-risk MF, some of which may obtain regulatory approval earlier than imetelstat include pacritinib, a JAK inhibitor, by CTI Biopharma Corp; and momelotinib, a JAK inhibitor, by Sierra Oncology, Inc. Non-JAK inhibitor approaches for MF currently under investigation that could compete with imetelstat in the future include CPI-0610, a BET inhibitor, by Constellation Pharmaceuticals, Inc.; luspatercept, a TGF-beta inhibitor, by Acceleron, in collaboration with Celgene; and navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie Inc. In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents including but not limited to PRM-151, an anti-fibrosis antibody, by Promedior, Inc.; LCL 161, an inhibitor of apoptosis protein (IAP), by Novartis AG; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc; and IMGN-7289, an LSD-1 inhibitor, by Imago Biosciences, Inc.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product of ours for which marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. Additionally, efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which became effective on May 25, 2018, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, such as the CCPA, which has been characterized as the first “GDPR-like” privacy statute enacted in the U.S. because it mirrors a number of the key provisions in the GDPR, became effective on January 1, 2020, and we cannot determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
4.1	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000-20859
4.2	Form of Warrant to Purchase Common Stock	4.2	8-K	May 26, 2020	000-20859
10.1	Eighth Amendment to Lease Agreement by and between Registrant and Exponent Realty, LLC, effective as of March 30, 2020	10.1	10-Q	May 28, 2020	000-20859
10.2	2018 Equity Incentive Plan, as amended	10.1	8-K	June 9, 2020	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2020
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2020
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020 **
101

The following materials from the Registrant’s June 30, 2020 Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (v) Notes to Condensed Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

+	Filed herewith.
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

GERON CORPORATION

Date: August 6, 2020	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)