Form 10-Q
period 2020-09-30
GERON CORP
filed 2020-11-05
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 2, 2020:
Common Stock, $0.001 par value	310,472,232 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,956	$13,644
Restricted cash	363	270
Marketable securities	182,667	125,681
Interest and other receivables	989	802
Prepaid and other current assets	2,886	1,211
Total current assets	231,861	141,608
Noncurrent marketable securities	45,768	19,651
Property and equipment, net	689	408
Operating leases, right-of-use assets	5,425	2,497
Deposits and other assets	2,050	1,353
	$285,793	$165,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,739	$1,181
Accrued compensation and benefits	5,554	4,830
Amount due to Janssen Biotech, Inc.	—	14,269
Operating lease liabilities	872	354
Accrued liabilities	13,989	7,528
Total current liabilities	24,154	28,162
Noncurrent operating lease liabilities	4,922	2,200
Term loan, net	23,885	—
Total liabilities	52,961	30,362
Commitments and contingencies
Stockholders' equity:
Common stock	310	200
Additional paid-in capital	1,364,194	1,214,835
Accumulated deficit	(1,131,842)	(1,080,012)
Accumulated other comprehensive gain	170	132
Total stockholders' equity	232,832	135,155
	$285,793	$165,517

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Revenues:
License fees and royalties	$108	$131	$203	$289

Operating expenses:
Research and development	13,613	11,109	35,260	27,149
General and administrative	6,510	4,994	18,590	15,637
Total operating expenses	20,123	16,103	53,850	42,786
Loss from operations	(20,015)	(15,972)	(53,647)	(42,497)
Interest and other income	504	1,021	1,733	3,296
Change in fair value of equity investment	(118)	(195)	109	(195)
Interest and other expense	(22)	(34)	(25)	(82)
Net loss	$(19,651)	$(15,180)	$(51,830)	$(39,478)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.20)	$(0.21)

Shares used in computing basic and diluted net loss per share	318,799,174	189,123,647	255,560,779	187,367,621

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Net loss	$(19,651)	$(15,180)	$(51,830)	$(39,478)
Net unrealized (loss) gain on marketable securities	(19)	(42)	38	422
Comprehensive loss	$(19,670)	$(15,222)	$(51,792)	$(39,056)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	200	1,217,105	(1,096,367)	(124)	120,814
Net loss	—	—	—	(15,824)	—	(15,824)
Other comprehensive income	—	—	—	—	313	313
Issuance of common stock, pre- funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $68	2,966,388	3	3,386	—	—	3,389
Issuance of common stock under equity plans	72,500	—	82	—	—	82
Stock-based compensation related to issuance of common stock and options in exchange for services	3,297	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,707	—	—	1,707
Balance at June 30, 2020	310,442,408	310	1,362,373	(1,112,191)	189	250,681
Net loss	—	—	—	(19,651)	—	(19,651)
Other comprehensive loss	—	—	—	—	(19)	(19)
Issuance of common stock in connection exercise of warrants	12,500	—	16	—	—	16
Issuance of common stock under equity plans	12,036	—	15	—	—	15
Stock-based compensation related to issuance of common stock and options in exchange for services	4,130	—	22	—	—	22
Stock-based compensation for equity- based awards to employees and directors	—	—	1,768	—	—	1,768
Balance at September 30, 2020	310,471,074	$310	$1,364,194	$(1,131,842)	$170	$232,832

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

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(51,830)	$(39,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	35
Accretion and amortization on investments, net	387	(1,283)
Gain on sales of available for sale securities	(19)	—
Net gain on exchange and sales of equity investment	(148)	—
Change in fair value of equity investment, including foreign currency translation	(187)	212
Stock-based compensation for services by non-employees	54	50
Stock-based compensation for employees and directors	5,043	4,429
Amortization related to 401(k) contributions	—	9
Amortization of right-of-use assets	647	504
Changes in assets and liabilities:
Current and noncurrent assets	(2,563)	(1,399)
Amount due to Janssen Biotech, Inc.	(14,269)	(1,403)
Other current and noncurrent liabilities	8,738	4,861
Net cash used in operating activities	(54,038)	(33,463)

Cash flows from investing activities:
Purchases of property and equipment	(390)	(324)
Purchases of marketable securities	(220,066)	(102,276)
Proceeds from sales of securities available for sale	7,681	—
Proceeds from maturities of marketable securities	128,952	137,013
Proceeds from sales of equity investment	339	—
Net cash (used in) provided by investing activities	(83,484)	34,413

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	97	167
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	140,184	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	4,075	9,060
Proceeds from exercise of warrants	16	—
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	24,555	—
Net cash provided by financing activities	168,927	9,227
Net increase in cash, cash equivalents and restricted cash	31,405	10,177
Cash, cash equivalents and restricted cash at the beginning of the period	13,914	10,844
Cash, cash equivalents and restricted cash at the end of the period	$45,319	$21,021

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2019 has been derived from audited financial statements at that date.

Prior Period Reclassification

The prior period presentation of changes in assets and liabilities in the condensed statements of cash flows has been updated to conform with current period presentation.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding and common stock issuable pursuant to the pre-funded warrant outstanding for the three and nine months ended September 30, 2020, without consideration of potential common shares. In May 2020, we entered into an underwriting agreement in connection with our public offering, or the May 2020 public offering, pursuant to which we issued 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the pre-funded warrant, together with accompanying warrants to purchase 57,692,307 shares of our common stock, or the stock purchase warrants. The pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share. We included the pre-funded warrant in the computation of basic net loss per share as the exercise price is negligible and may be exercised at any time until the pre-funded warrant is exercised in full. See Note 7 on Stockholders’ Equity for further discussion of the May 2020 public offering.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2020 and 2019, the diluted net loss per share calculation excludes potential dilutive securities of 101,926,391 and 36,755,906, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include government-sponsored enterprise securities, United States Treasury notes, commercial paper and corporate notes.

We classify our marketable debt securities as available-for-sale. We record available-for-sale securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest and other income in our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available-for-sale securities are judged to be other-than-temporary. We consider various factors in determining whether to recognize an other-than-temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other-than-temporary result in a charge to interest and other income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2020 and 2019. See Note 2 on Fair Value Measurements.

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

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities in our condensed balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

For lease agreements entered into after January 1, 2019 that include lease and non-lease components, such components are generally accounted for separately. We have also elected not to recognize on our condensed balance sheets leases with terms of one year or less.

Debt Issuance Costs and Debt Discounts

Debt issuance costs include legal fees, accounting fees, and other direct costs incurred in connection with our debt financing undertaken. Debt discounts are a result of costs paid to the lenders. Debt issuance costs and debt discounts are presented in the condensed balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2020 and 2019, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$623	$518	$1,703	$1,171
General and administrative	1,145	1,051	3,340	3,258
Stock-based compensation expense included in operating expenses	$1,768	$1,569	$5,043	$4,429

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed statements of operations for the three and nine months ended September 30, 2020 and 2019, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based and performance-based options granted during the three and nine months ended September 30, 2020 and 2019 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility range	0.781 to 0.793	0.793 to 0.980
Risk-free interest rate range	0.31% to 1.62%	1.50% to 2.56%
Expected term range	5.25 yrs	5.25 yrs to 6.44 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three and nine months ended September 30, 2020 and 2019 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Dividend yield	0%	0%
Expected volatility range	0.478 to 0.818	0.646 to 1.653
Risk-free interest rate range	0.16% to 1.57%	1.94% to 2.63%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$41,608	$—	$—	$41,608

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363
Marketable securities:
U.S. Treasury securities (due in one to two years)	$5,635	$1	$—	$5,636
Government-sponsored enterprise securities (due in less than one year)	3,000	—	—	3,000
Government-sponsored enterprise securities (due in one to two years)	11,000	1	(1)	11,000
Commercial paper (due in less than one year)	88,047	49	(2)	88,094
Corporate notes (due in less than one year)	91,471	107	(5)	91,573
Corporate notes (due in one to two years)	29,112	25	(5)	29,132
	$228,265	$183	$(13)	$228,435

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2019 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$6,671	$—	$—	$6,671
Commercial paper	3,990	—	—	3,990
	$10,661	$—	$—	$10,661
Restricted cash:
Certificate of deposit	$270	$—	$—	$270
Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$6,506	$6	$—	$6,512
Government-sponsored enterprise securities (due in one to two years)	6,999	1	—	7,000
Commercial paper (due in less than one year)	40,110	33	(3)	40,140
Corporate notes (due in less than one year)	78,926	116	(13)	79,029
Corporate notes (due in one to two years)	12,659	1	(9)	12,651
	$145,200	$157	$(25)	$145,332

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2020 and December 31, 2019 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2020:
Government-sponsored enterprise securities (due in one to two years)	$5,999	$(1)	$—	$—	$5,999	$(1)
Commercial paper (due in less than one year)	16,981	(2)	—	—	16,981	(2)
Corporate notes (due in less than one year)	20,096	(5)	—	—	20,096	(5)
Corporate notes (due in one to two years)	10,519	(5)	—	—	10,519	(5)
	$53,595	$(13)	$—	$—	$53,595	$(13)
As of December 31, 2019:
Commercial paper (due in less than one year)	$8,571	$(3)	$—	$—	$8,571	$(3)
Corporate notes (due in less than one year)	26,082	(13)	—	—	26,082	(13)
Corporate notes (due in one to two years)	11,624	(9)	—	—	11,624	(9)
	$46,277	$(25)	$—	$—	$46,277	$(25)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2020 and December 31, 2019 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of September 30, 2020 and December 31, 2019 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. Commercial paper, government-sponsored enterprise securities, U.S. Treasury notes, corporate notes and equity investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2020:
Money market funds(1)	$41,608	$—	$—	$41,608
U.S. Treasury notes(3)	—	5,636	—	5,636
Government-sponsored enterprise securities(2)(3)	—	14,000	—	14,000
Commercial paper(2)	—	88,094	—	88,094
Corporate notes(2)(3)	—	120,705	—	120,705
Equity investment(4)	—	385	—	385
Total	$41,608	$228,820	$—	$270,428
As of December 31, 2019:
Money market funds(1)	$6,671	$—	$—	$6,671
Government-sponsored enterprise securities (2)(3)	—	13,512	—	13,512
Commercial paper(1)(2)	—	44,130	—	44,130
Corporate notes(2)(3)	—	91,680	—	91,680
Equity investment(4)	—	389	—	389
Total	$6,671	$149,711	$—	$156,382

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our hTERT technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. Since the adoption of ASU 2016-01 on January 1, 2018, we reassess the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value is recognized on our condensed statements of operations.

In April 2020, Sienna announced its merger with BARD1 Life Sciences Limited, or BARD1, subject to approval by Sienna’s shareholders. Effective August 3, 2020, the merger was complete, and we received 13 BARD1 shares for every five shares of Sienna ordinary shares, resulting in our ownership of 35,990,825 shares of BARD1. In connection with this exchange, we recognized a gain of $182,000 which has been included in interest and other income on our condensed statements of operations. In the third quarter of 2020, we sold 15,322,939 shares of BARD1 and received $339,000 in net proceeds. In connection with the sales, we also recognized $34,000 in realized losses, which has been included in interest and other income.

As of September 30, 2020, we held 20,667,886 shares of BARD1 and the fair value of those shares was $385,000, as reported on the Australian stock exchange and translated into U.S. dollars. For the three and nine months ended September 30, 2020, we recognized a decrease in fair value of equity investment of $118,000 and an increase in fair value of $109,000, respectively, compared to a decrease in fair value of $195,000 for each of the comparable periods in 2019, related to observable price changes on our condensed statements of operations. For the three and nine months ended September 30, 2020, we also recognized net gains of $27,000 and $78,000, respectively, compared to net losses of $14,000 and $17,000, respectively, for each of the comparable periods in 2019, related to foreign currency translation from Australian dollar to U.S. dollar, which have been included in interest and other expense on our condensed statements of operations.

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

As a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Under the termination provisions of the Collaboration Agreement, during transition of the program to us, Janssen was required to provide certain operational support for the imetelstat program through September 28, 2019. Operational support from Janssen included clinical development activities, such as continuing monitoring and treatment of patients in ongoing imetelstat clinical trials. In 2019, we reimbursed Janssen 100% for the costs of such operational support. As of September 30, 2019, the transition of the imetelstat program to us from Janssen has been completed. As of September 30, 2020, no amounts were due to Janssen for operational support of the imetelstat program.

On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. As of December 31, 2019, activities under the Supply Agreement were fully complete, resulting in an aggregate amount due to Janssen of $14,269,000, which we paid in full in the first quarter of 2020. No amounts remain due to Janssen under the Supply Agreement as of September 30, 2020.

4. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed lead plaintiffs. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiffs and on August 20, 2020, the lead plaintiff filed a consolidated class action complaint in the consolidated putative class action lawsuit. On October 1, 2020, we filed a motion to dismiss the consolidated class action complaint. On October 22, 2020, lead plaintiffs filed an amended class action complaint. Our response to that complaint is due on November 23, 2020.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

Between April 23 and September 10, 2020, three shareholder derivative lawsuits, were filed, naming as defendants certain current and former Geron Board members. These actions, or the Derivative Lawsuits, were filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. The plaintiffs in the Derivative Lawsuit allege breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act of 1934, based on the same underlying facts as the consolidated putative securities class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. On May 13, 2020, the shareholder derivative lawsuit filed in the Northern District was determined to be related to the putative securities class action lawsuits described above. All three Derivative Lawsuits have been deferred until 30 days after the court in the consolidated putative securities class action lawsuit issues an order on our motion to dismiss.

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

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. As of the date of this filing, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the effects of the pandemic continue to evolve. Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, delays in opening the Phase 3 clinical trial in refractory myelofibrosis, or MF, for screening and enrollment and other disruptions that could severely impact our business and the imetelstat development program.

In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey until the end of 2020. Our employees are conducting their work remotely, and our employees otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well as our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could occur which would negatively impact our business and business prospects, our financial condition and the future of imetelstat.

The evolving effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to conduct and complete our Phase 3 clinical trial in refractory MF and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

5. OPERATING LEASES

Menlo Park Office Space Lease

We had an operating lease for office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, that commenced in February 2018 and terminated on May 29, 2020. No amounts remain outstanding under the Menlo Park Lease since June 30, 2020.

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

The future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$224
2021	913
2022	937
2023	962
2024	987
Thereafter	3,821
Total lease payments	7,844
Less: imputed interest	(2,050)
Total	$5,794

6. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility of up to $75,000,000, or the Term Loan. The Term Loan can be drawn in three tranches as follows: (i) Tranche A loan of up to $35,000,000 of which $25,000,000 was funded on the Closing Date and the remaining $10,000,000 is available to be drawn until June 15, 2021, (ii) Tranche B loan of up to $15,000,000 which is available to be drawn from January 1, 2021 to December 15, 2021, subject to the achievement of certain clinical milestones, and (iii) Tranche C loan of up to $25,000,000 available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB. As of September 30, 2020, $25,000,000 under Tranche A has been drawn, and there have been no other amounts drawn under the other Tranches.

The Term Loan matures on October 1, 2024, or the Loan Maturity Date, and may be extended up to an additional 12 months upon the achievement of certain clinical, regulatory and financial milestones. The Term Loan bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) 9.0% plus the prime rate as reported in The Wall Street Journal (3.25% as of September 30, 2020) less 3.25%. The Tranche A Loan bears an interest rate of 9.0%. The Term Loan provides for an interest-only payment period from the Closing Date until November 1, 2022. The interest-only period may be extended up to an additional 12 months upon the achievement of certain clinical, regulatory and financial milestones. Following the expiration of the interest-only period, we will repay the Term Loan in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Term Loan, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Term Loan actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Term Loan using the effective interest rate method. At our option, upon at least five business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5,000,000 of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. Such prepayment is subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made in any of the first 36 months following the Closing Date. Thereafter, any prepayment is not subject to a prepayment charge.

The Term Loan is secured by substantially all of Geron’s assets, except our intellectual property, which is the subject of a negative pledge. The Term Loan contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. We are in compliance with the covenants under the Term Loan as of September 30, 2020. The Term Loan also contains a minimum cash covenant that requires us to hold at least $25,000,000 in cash beginning June 1, 2022. Such minimum cash covenant ceases to apply if certain regulatory milestones are achieved as set forth in the Term Loan. However, a minimum cash covenant of $30,000,000 is required upon certain licensing transactions being executed.

In the event of default (subject, in certain instances, to specified grace periods), the principal, interest and any other monetary obligations on all the then outstanding amounts under the Term Loan may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding principal balance, and Hercules, as the administrative agent, may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the Term Loan. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the Term Loan would automatically become due and payable.

Embedded Derivatives and Debt Discounts

The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material and therefore, no amount has been recognized. If an event of default becomes more probable than is currently estimated, then the embedded derivate could become material in future periods and would be recognized as a separate financial instrument at that time.

As of September 30, 2020, the net carrying value of the Tranche A loan was $23,885,000, after deducting $445,000 for various discounts on issuance and $670,000 in debt issuance costs. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the Tranche A loan using the effective interest rate method. As of September 30, 2020, accrued interest of approximately $6,000 for the Tranche A loan has been included in accrued liabilities on our condensed balance sheets and no amount has been accrued for the end of term charge.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Term Loan as of September 30, 2020 (in thousands):

Remainder of 2020	$388
2021	2,281
2022	4,184
2023	13,705
2024	13,098
Total	33,656
Less: amount representing interest	(7,019)
Less: unamortized debt discounts and issuance costs	(1,115)
Less: end of term charge	(1,637)
Less: current portion of debt	—
Noncurrent portion of debt	$23,885

7. STOCKHOLDERS’ EQUITY

Public Offering

On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, together with accompanying stock purchase warrants to purchase 57,692,307 shares of our common stock. The shares of common stock and the pre-funded warrant were immediately separable from the stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying stock purchase warrants was $1.30 per share. The stock purchase warrants have an exercise price of $1.30 per share and are exercisable immediately. The term of the stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, positive top-line safety and efficacy results from the Phase 3 portion of IMerge and (b) December 31, 2025. The combined public offering price of the pre-funded warrant and accompanying stock purchase warrants was $1.299 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the pre-funded warrant is exercised in full. The net cash proceeds from this offering were approximately $140,184,000, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant or the stock purchase warrants.

Upon the issuance of the pre-funded warrant and stock purchase warrants, we evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the pre-funded warrant and the stock purchase warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we have concluded the pre-funded warrant and the stock purchase warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity. In the third quarter of 2020, stock purchase warrants for 12,500 shares of our common stock were exercised, and we received proceeds of $16,000. As of September 30, 2020, the pre-funded warrant to purchase 8,335,239 shares of our common stock was outstanding and stock purchase warrants to purchase 57,679,807 shares of our common stock were outstanding.

At Market Issuance Sales Agreement

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We paid B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4,075,000, after deducting sales commissions and other offering expenses paid by us. No further shares have been sold pursuant to the 2018 Sales Agreement.

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We agreed to pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. In connection with the 2020 Sales Agreement, we terminated the 2018 Sales Agreement. On September 4, 2020, we filed a registration statement on Form S-3, or the registration statement, which includes a prospectus pursuant to which we may offer and sell, from time to time after the effectiveness of the registration statement, shares of our common stock having an aggregate offering price of up to $100,000,000 under the 2020 Sales Agreement. Until the registration statement becomes effective, if ever, we cannot execute any sales under the 2020 Sales Agreement.

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

Business Overview

We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic myeloid malignancies. We have global rights to imetelstat, a first-in-class telomerase inhibitor, which was discovered by and is being developed at Geron. We believe targeting telomerase has the potential to inhibit the uncontrolled proliferation of malignant stem and progenitor cells in hematologic myeloid malignancies to reduce dysfunctional blood cell production and enable potential recovery of normal blood cell production, or hematopoiesis. Data from our prior clinical trials suggest potential disease-modifying activity from imetelstat treatment. Currently, our imetelstat development program is focused on Low or Intermediate-1 risk myelodysplastic syndromes, also referred to as lower risk MDS, and Intermediate-2 or High-risk myelofibrosis, or MF.

In August 2020, we announced that the European Commission for the European Medicines Agency, or EMA, formally granted orphan drug designation to imetelstat for the treatment of MDS in the European Union, or EU. Imetelstat has already been granted orphan drug designation by the European Commission for the treatment of MF.

Imetelstat has also been granted both Orphan Drug and Fast Track designations by the United States Food and Drug Administration, or FDA, for the treatment of patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA; and for the treatment of patients with Intermediate-2 or High-risk MF relapsed after or refractory to janus kinase, or JAK, inhibitor treatment, or relapsed/refractory MF.

Currently, our imetelstat program is proceeding with two Phase 3 clinical trials – the ongoing IMerge trial in lower risk MDS and the upcoming trial in refractory MF, named IMpactMF. IMerge is a Phase 2/3 clinical trial in patients with lower risk MDS, who are relapsed after or refractory to prior treatment with an ESA, or relapsed/refractory to ESA. The Phase 2 portion of IMerge is closed to enrollment, and patients remaining in the treatment phase continue to receive imetelstat treatment. The Phase 3 portion of IMerge is currently enrolling patients. We plan to open IMpactMF for screening and enrollment in the first quarter of 2021. All plans and timing expectations are subject to current COVID-19 pandemic conditions described below

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption, and has adversely affected and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic. We are actively monitoring the situation and have taken and intend to take those actions that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact that the effects of the COVID-19 pandemic will have on our business and business prospects, our financial condition and the future of imetelstat or our liquidity, we believe that it is important to share where our company stands today, how our response to the COVID-19 pandemic is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.

Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in the Phase 3 portion of IMerge due to the shift in health-care resources to care for COVID-19 patients. During the summer, certain of our clinical sites removed their self-imposed holds on site initiations and enrollment, which improved the momentum of patient enrollment. However, the recent steady rise in COVID-19 cases in most of the countries where IMerge is being conducted could offset such progress, as clinical sites once again contemplate instituting self-imposed holds on site initiations and enrollment. In alignment with recent guidance from the FDA on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” together with other national and regional guidelines outside the United States, or U.S., we have taken steps designed to address unavoidable protocol deviations due to COVID-19 illness and/or COVID-19 control measures. In addition, we issued an Urgent Safety Measure together with a Dear Investigator Letter to all of our clinical sites involved with the Phase 3 portion of IMerge to apply certain measures to protect patient safety that include enhanced ongoing monitoring for signs and symptoms of or exposure to COVID-19 as well as guidance for withholding treatment to patients who have tested positive, who show signs and/or symptoms of COVID-19, or who have potential exposure to COVID-19.

We continue to monitor each clinical site through our contract research organizations, or CROs, as well as to conduct direct outreach to investigators and study staff. While we believe that we have implemented measures to mitigate the risk of additional disruption caused by COVID-19, the evolving effects of the pandemic raises uncertainty and unpredictability when projecting future enrollment trends. We continue to work toward completing enrollment in IMerge in the first quarter of 2021. However, the recent resurgence of the COVID-19 pandemic is causing an uncertain and unpredictable impact on clinical trial activities. Due to these challenges, we now believe the trial will most likely be fully enrolled in the second quarter of 2021. As long as enrollment is complete by the end of the first half of 2021, we continue to expect top-line results from IMerge to be available in the second half of 2022. However, this anticipated timing is subject to potential delays or interruptions associated with the constantly changing conditions of the COVID-19 pandemic. Based on current feedback from clinical sites planned to participate in IMpactMF, we continue to expect the trial to be open for screening and enrollment in the first quarter of 2021. This timing would be delayed if COVID-19 pandemic conditions continue unabated, or worsen, creating limitations on our clinical trial activities.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete the Phase 3 IMpactMF clinical trial. To conserve our cash resources to support the completion of the Phase 3 portion of IMerge and the opening of the Phase 3 IMpactMF clinical trial, we have taken steps to reduce spending across our organization, including eliminating non-essential business travel, reevaluating hiring plans and limiting discretionary spending. In any event, our ability to conduct and complete the Phase 3 IMpactMF clinical trial will be dependent on our ability to raise substantial additional capital.

Lead Clinical Indication in Development: Lower Risk Myelodysplastic Syndromes

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent patients with lower risk MDS, who are relapsed/refractory to ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial. Part 1 of IMerge was designed as a Phase 2, open-label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion over two hours every four weeks in approximately 30 patients. Part 2 of IMerge is a Phase 3 double-blind, randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, we believe may support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS relapsed/refractory to ESA, who have not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and are non-del(5q).

The primary efficacy endpoint of IMerge is the rate of RBC transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients not receiving any RBC transfusion during any consecutive eight weeks since entry to the trial, or eight-week RBC-TI rate. Key secondary endpoints include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement-erythroid, or HI-E, defined as a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving complete response or partial response according to the 2006 International Working Group criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of overall survival, or OS, and time to progression to acute myeloid leukemia. The Phase 3 portion of IMerge has been designed with more than 85% power to detect a statistically significant difference in the primary endpoint of eight-week RBC-TI rate between the imetelstat treatment arm and the placebo arm.

Current Status of the Phase 3 Portion of IMerge

The Phase 3 portion of IMerge opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. In August 2020, all 92 of the originally planned clinical sites were open for enrollment.

To address enrollment delays related to the COVID-19 pandemic experienced earlier this year, we implemented certain enrollment boosting activities, including engaging clinical science liaisons to interface directly with clinical sites and expanding the number of clinical sites to diversify the participating countries. We currently expect to add approximately 30 new clinical sites in several countries, including new sites in four additional countries that had not previously participated in IMerge. We expect almost all of the new sites to be open for screening and enrollment by the end of 2020.

We continue to work toward completing enrollment in IMerge in the first quarter of 2021. However, the recent resurgence of the COVID-19 pandemic is causing an uncertain and unpredictable impact on clinical trial activities. Due to these challenges, we now believe the trial will most likely be fully enrolled in the second quarter of 2021. As long as enrollment is completed by the end of the first half of 2021, we continue to expect top-line results to be available in the second half of 2022. This anticipated timing is subject to potential delays or interruptions associated with the evolving effects of the COVID-19 pandemic, regardless of our addition of any new countries and sites.

Phase 3 Development: Intermediate-2 or High-Risk Myelofibrosis

IMpactMF: Upcoming Phase 3 Clinical Trial in Refractory MF

IMpactMF, our upcoming Phase 3 clinical trial in refractory MF, is designed to be an open label 2:1 randomized, controlled clinical trial to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients with Intermediate-2 or High-risk disease who are refractory to prior treatment with a JAK inhibitor. Patients refractory to a JAK inhibitor are planned to be defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The control arm is planned to be best available therapy, or BAT, excluding JAK inhibitors. Although the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity. We therefore determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. The primary efficacy endpoint for the trial is planned to be OS. Planned key secondary endpoints include symptom response, spleen response, progression free survival, complete response, partial response, clinical improvement, duration of response, safety, pharmacokinetics, and patient reported outcomes. Currently, we expect to engage over 150 sites to participate in the global Phase 3 IMpactMF clinical trial across North America, South America, Europe and Asia.

The final analysis for OS is planned to be conducted after more than 50% of the patients planned to be enrolled in the trial have died (each death referred to herein as an “event”). An interim analysis of OS is planned to be conducted after approximately 70% of the total projected number of events for the final analysis have occurred. Both the planned interim and final analyses are event driven and could occur on different timelines than we currently expect.

Current Status of IMpactMF

We plan to open IMpactMF for screening and enrollment in the first quarter of 2021, to the extent practicable under the current COVID-19 conditions described previously. Under our current assumptions, we expect to complete patient enrollment in the Phase 3 IMpactMF clinical trial in the second half of 2022, to conduct an interim analysis in the first half of 2023 and to conduct a final analysis in the first half of 2024. At the interim analysis, if the pre-specified statistical OS criterion is met, then Geron expects such data may support the registration of imetelstat in refractory MF. If the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

The timing and achievement of enrollment completion and either or both of the planned analyses depend on numerous factors, including delays or interruptions related to the evolving effects of the COVID-19 pandemic. In addition, our ability to conduct and complete the Phase 3 IMpactMF clinical trial will be dependent on obtaining and maintaining the relevant clearances from regulatory authorities and other institutions to commence and conduct the trial and our ability to raise substantial additional capital.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of September 30, 2020, we had approximately $273.8 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities, and long-term debt principal balance of $25.0 million.

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a loan and security agreement, or the Loan Agreement, for an aggregate principal amount up to $75.0 million, or the Term Loan. The Term Loan can be drawn in three tranches as follows: (i) Tranche A loan of up to $35.0 million of which $25.0 million was funded on the Closing Date and the remaining $10.0 million is available to be drawn until June 15, 2021, (ii) Tranche B loan of up to $15.0 million which is available to be drawn from January 1, 2021 to December 15, 2021, subject to achievement of certain clinical milestones, and (iii) Tranche C loan of up to $25.0 million available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB. As of September 30, 2020, $25.0 million under Tranche A has been drawn, and there have been no other amounts drawn under the other Tranches.

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We agreed to pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. In connection with the 2020 Sales Agreement, we terminated the At Market Issuance Sales Agreement that we entered on May 18, 2018, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR. On September 4, 2020, we filed a registration statement on Form S-3, or the registration statement, which includes a prospectus, pursuant to which we may offer and sell, from time to time after the effectiveness of the registration statement, shares of our common stock having an aggregate offering price of up to $100.0 million under the 2020 Sales Agreement. Until the registration statement becomes effective, if ever, we cannot execute any sales under the 2020 Sales Agreement.

On May 27, 2020, we completed an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, together with accompanying warrants to purchase 57,692,307 shares of our common stock, or the stock purchase warrants. The combined public offering price of the common stock and accompanying stock purchase warrants was $1.30 per share. The combined public offering price of the pre-funded warrant and accompanying stock purchase warrants was $1.299 per share. The net cash proceeds from this offering were approximately $140.2 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the pre-funded warrant or the stock purchase warrants.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2020, we had an accumulated deficit of approximately $1.1 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the United States and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program through late-stage development, including the conduct and completion of the Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF clinical trial. To further advance the imetelstat program, including conducting the clinical and regulatory activities necessary to obtain regulatory approval for imetelstat and establishing sales and marketing capabilities to commercialize imetelstat in the United States on our own, if regulatory approval is granted, substantial additional capital will be required. If approved for marketing by regulatory authorities, we plan to seek potential commercialization partners for territories outside of the United States. We do not expect imetelstat to be commercially available for many years, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 of Notes to Condensed Financial Statements of this Form 10-Q describes the significant accounting policies used in the preparation of the condensed financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. For example, in 2015 we reported net income for the first time due to recognition of revenue in connection with the upfront payment from Janssen under the Collaboration Agreement. Effective September 28, 2018, the Collaboration Agreement with Janssen was terminated. As a result, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat. In addition, we expect to incur increasing operating losses in the future as we support two Phase 3 clinical trials of imetelstat, the ongoing IMerge Phase 3 trial and the upcoming Phase 3 IMpactMF trial.

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

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of September 30, 2020, our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement is a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement include non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on future product sales.

We recognized license fee revenues of $50,000 and $55,000, respectively, for the three and nine months ended September 30, 2020, compared to $77,000 and $95,000 for the comparable periods in 2019 related to our various license agreements. The decrease in license fee revenues for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology. We recognized royalty revenues of $58,000 and $148,000 for the three and nine months ended September 30, 2020, respectively, compared to $54,000 and $194,000 for the same periods in 2019. Royalty revenues in 2020 and 2019 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

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

Research and Development Expenses

During the three and nine months ended September 30, 2020 and 2019, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2020 and 2019, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. In 2019, direct external expenses also included 100% of clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. However, costs associated with transition activities, such as transfer of the sponsorship of ongoing imetelstat clinical trials, moving databases and related systems and transmitting regulatory files, were incurred separately by each company, unless otherwise specified in the Collaboration Agreement. As of the end of September 2019, the transition of the imetelstat program to us from Janssen has been completed according to the terms of the Collaboration Agreement. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Direct external expenses	$9,190	$7,480	$22,680	$18,398
Personnel-related expenses	3,677	2,930	10,393	7,069
All other expenses	746	699	2,187	1,682
Total research and development expenses	$13,613	$11,109	$35,260	$27,149

The increase in research and development expenses for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 portion of IMerge and start-up activities for the upcoming Phase 3 IMpactMF clinical trial, as well as increased costs in connection with validating the imetelstat manufacturing process at contract manufacturers. In addition, personnel-related expenses have increased in 2020 compared to 2019 as a result of additional development headcount being hired in 2019. Due to the uncertainties of the COVID-19 pandemic, we cannot predict the level of research and development expenses to be incurred during the remainder of 2020. However, we expect research and development expenses to increase substantially in the future as we support two Phase 3 clinical trials of imetelstat, the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF trial. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Approval and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $6.5 million and $18.6 million for the three and nine months ended September 30, 2020, respectively, compared to $5.0 million and $15.6 million for the same periods in 2019. The increase in general and administrative expenses for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily reflects higher personnel-related costs for additional headcount to support growing operational activities associated with bi-coastal offices, increased company headcount and international clinical trial activities, as well as increased legal costs. For the remainder of 2020, we expect the majority of general and administrative expenses to remain at the same level, as we continue to support our development organization and maintain compliance with regulatory requirements as a publicly traded company.

Interest and Other Income

Interest income was $356,000 and $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $3.3 million for the same periods in 2019. The decrease in interest income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 reflects lower yields on our marketable securities portfolio due to declining interest rates. Interest earned in future periods depends on the size of our marketable securities portfolio and prevailing interest rates. During the third quarter of 2020, we recognized other income of $182,000 for the share exchange for our equity investment in Sienna Cancer Diagnostics, Limited upon its acquisition by BARD1 Life Sciences Limited, or BARD1. Also included in other income were realized losses of $34,000 for the sales of BARD1 shares during the third quarter of 2020. See Note 2 on Fair Value Measurement – Equity Investment for further information.

Change in Fair Value of Equity Investment

We remeasure the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes is included in our condensed statements of operations. For the three months ended September 30, 2020 and 2019, the decrease in the fair value of our equity investment resulting from observable price changes was $118,000 and $195,000, respectively. For the nine months ended September 30, 2020, the increase in the fair value of our equity investment resulting from observable price changes was $109,000. For the nine months ended September 30, 2019, there was a decrease in the fair value of our equity investment resulting from observable price changes of $195,000. The fair value of our equity investment fluctuates based on changes in the stock price of the underlying equity investment and is therefore subject to volatility that could adversely affect our operating results.

Interest and Other Expense

For the three months ended September 30, 2020, we recognized interest expense of $6,000 related to the Tranche A drawdown under the Loan Agreement.

Other expense primarily reflects changes in the fair value of our equity investment resulting from foreign currency translation and bank charges related to our cash operating accounts and marketable securities portfolio. Other expense for the three and nine months ended September 30, 2020 included net gains of $27,000 and $78,000, respectively, related to foreign currency translation for our equity investment, compared to net losses of $14,000 and $17,000, respectively, for the same periods in 2019. The fair value of our equity investment fluctuates based on changes in the exchange rate between the U.S. dollar and Australian dollar and is therefore subject to volatility, especially in light of the unpredictable market conditions due to the COVID-19 pandemic, that could adversely affect our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $273.8 million, compared to $159.2 million at December 31, 2019. The increase in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the nine months ended September 30, 2020 was primarily the result of the receipt of net cash proceeds of approximately $140.2 million, after deducting the underwriting discount and other offering expenses payable by us, from an underwritten public offering of 107,049,375 shares of our common stock and a pre-funded warrant to purchase 8,335,239 shares of our common stock, together with accompanying stock purchase warrants to purchase 57,692,307 shares of our common stock, that we completed on May 27, 2020. In September 2020, we drew down $25.0 million of the Term Loan resulting in net proceeds of approximately $23.9 million, after deducting debt discounts and other debt issuance costs payable by us.

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sold our common stock at market prices prevailing at the time of sale for which B. Riley FBR received an aggregate commission rate equal to up to 3.0% of the gross proceeds. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4.1 million after deducting sales commissions and other offering expenses payable by us. No further shares have been sold pursuant to the 2018 Sales Agreement.

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We agreed to pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. In connection with the 2020 Sales Agreement, we terminated the 2018 Sales Agreement. On September 4, 2020, we filed a registration statement on Form S-3, or the registration statement, which includes a prospectus, pursuant to which we may offer and sell, from time to time after the effectiveness of the registration statement, shares of our common stock having an aggregate offering price of up to $100 million under the 2020 Sales Agreement. Until the registration statement becomes effective, if ever, we cannot execute any sales under the 2020 Sales Agreement.

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

We estimate that our existing capital resources and future interest income will be sufficient to fund our current level of operations through at least the next 12 months. We will require substantial additional capital in order to further advance the imetelstat program, including to conduct and complete the Phase 3 IMpactMF trial, and to conduct the research and development, clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market. In this regard, our ability to conduct and complete the Phase 3 IMpactMF trial, or to commence, conduct and complete other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, will be dependent on our ability to raise substantial additional capital. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

•

the scope, progress, duration, results and costs of current and potential future clinical trials, including the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial and potential proof-of-concept studies in other hematologic myeloid malignancies, as well as non-clinical studies and assessments, of imetelstat;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining regulatory clearances and approvals for the Phase 3 IMpactMF trial in the United States and in other countries;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the costs of manufacturing imetelstat, including our ability to achieve any meaningful reduction in manufacturing costs;
•

the costs of multiple third-party vendors and service providers, including our CROs and contract manufacturing organizations, or CMOs, to pursue the development, manufacturing and potential commercialization of imetelstat;

•

our ability to establish, enforce and maintain collaborative or other strategic arrangements for research, development, clinical testing and manufacturing of imetelstat and potential future commercialization and marketing;

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing necessary to build a sales force in the United States to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
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

We are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing the Phase 3 IMpactMF trial or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. We will not receive any milestone payments or royalties from any past collaborator for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement when it becomes available, the Loan Agreement to the extent available, capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the evolving effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement with Hercules and SVB or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement or potential future Term Loan drawdowns, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including to conduct and complete the Phase 3 IMpactMF trial and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing the Phase 3 IMpactMF trial, or commencing, conducting or completing potential proof-of-concept studies in other hematologic myeloid malignancies, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2020 and 2019 was $54.0 million and $33.5 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2020 compared to the same period in 2019 primarily reflects higher payments for research and development expenses in connection with supporting the ongoing conduct of the Phase 3 portion of IMerge and start-up activities for the upcoming Phase 3 IMpactMF trial and increases in development headcount.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $83.5 million and for the nine months ended September 30, 2019, net cash provided by investing activities was $34.4 million. The decrease in net cash provided by investing activities in 2020 compared to 2019 primarily reflects a higher rate of purchases than maturities of marketable securities in 2020.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $168.9 million and $9.2 million, respectively. Financing activities in 2020 primarily reflect the receipt of $140.2 million in net proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020 and the receipt of net cash proceeds from sales of our common stock under the 2018 Sales Agreement with B. Riley FBR. See Note 7 on Stockholders’ Equity for additional information about the public offering and the 2018 Sales Agreement with B. Riley FBR. In September 2020, we drew down $25.0 million of the Term Loan, resulting in net proceeds of approximately $23.9 million after deducting the debt discounts and other debt issuance costs payable by us. See Note 6 on Debt for additional information on the recent debt financing.

Debt

The summary of our outstanding indebtedness under the Loan Agreement is included in Note 6 on Debt. Our long-term debt principal balance as of September 30, 2020 was $25.0 million.

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

Other than as described above with respect to the Menlo Park Lease and as set forth in Note 6 on Debt, during the nine months ended September 30, 2020, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On January 23 and February 14, 2020, two putative securities class action lawsuits were commenced in the United States District Court, or the Court, for the Northern District of California, or the Northern District, naming as defendants us and one of our officers. On March 5, 2020, a third putative securities class action lawsuit was commenced in the United States District Court for the District of New Jersey, naming as defendants us and two of our officers. On March 19, 2020, the New Jersey lawsuit was voluntarily dismissed without prejudice. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The plaintiffs allege, among other things, that we failed to disclose facts related to the alleged failure by IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed lead plaintiffs. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiffs and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint in the consolidated putative class action lawsuit. On October 1, 2020, we filed a motion to dismiss the consolidated class action complaint. On October 22, 2020, lead plaintiffs filed an amended class action complaint. Our response to that complaint is due on November 23, 2020. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to vigorously defend against the pending lawsuits.

Between April 23 and September 10, 2020, three shareholder derivative lawsuits, were filed, naming as defendants certain current and former Geron Board members. These actions, or the Derivative Lawsuits, were filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act of 1934, based on the same underlying facts as the consolidated putative securities class action lawsuit described above. The plaintiff seeks damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. On May 13, 2020, the shareholder derivative lawsuit filed in the Northern District was determined to be related to the putative securities class action lawsuits described above. All three Derivative Lawsuits have been deferred until 30 days after the court in the consolidated putative securities class action lawsuit issues an order on our motion to dismiss.

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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

The evolving effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and health care resources around the world, including a significant number of clinical sites involved with the Phase 3 portion of IMerge. Our business and business prospects, our financial condition and the future of imetelstat could be materially and adversely affected by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our regulatory and clinical development activities, clinical supply chain and other business operations, in addition to the impact of a global economic slowdown.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the evolving effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and government measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed, delayed or suspended. In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our offices in California and New Jersey. Many of our employees continue to conduct their work remotely, and they otherwise have minimal presence in our offices for essential activities. The effects of the “shelter in place” and similar orders, as well our own policies, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

Due to the evolving effects of the COVID-19 pandemic, we have had and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to:

•	open trial sites for screening and enrollment;
•	screen, enroll and assess patients;
•	maintain patient enrollment;
•	ensure patient clinical and lab collection visits;
•	conduct monitoring visits;
•	supply study drug;
•	report trial results; or
•	interact with regulators or other important agencies due to limitations in employee resources or otherwise.

For the Phase 3 portion of IMerge, we have clinical trial sites in many countries that have had high incident rates of COVID-19. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. We continue to work toward completing enrollment in IMerge in the first quarter of 2021. However, the recent resurgence of the COVID-19 pandemic is causing an uncertain and unpredictable impact on clinical trial activities. Due to these challenges, we now believe the trial will most likely be fully enrolled in the second quarter of 2021. If the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in the Phase 3 portion of IMerge, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

•

new, continued or heightened difficulties in opening clinical trial sites for patient screening and enrollment and recruiting clinical site investigators and clinical site staff for the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial and any other potential future clinical trials of imetelstat;

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

These and other factors arising from the evolving effects of the COVID-19 pandemic could further adversely impact our ability to enroll, conduct and complete the Phase 3 portion of IMerge or to open for screening and enrollment, initiate, enroll, conduct and complete the Phase 3 IMpactMF trial and any other potential future clinical trials of imetelstat, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

In addition, we rely on third-party CROs or other third parties to assist us with clinical trial activities, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. While at this time we believe that we have sufficient drug supply for the Phase 3 portion of IMerge and the Phase 3 IMpactMF trial, we could experience disruptions to our supply chain, as well as delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials. Such disruptions could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that were or are heavily affected by the COVID-19 pandemic. In these countries, closures and other restrictions resulting from the COVID-19 outbreak in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat. In any event, if the evolving effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we may experience significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to conduct and complete the Phase 3 IMpactMF trial or to commence, conduct and complete any other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

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

•	maintain regulatory clearance from the FDA and obtain regulatory clearance from regulatory authorities in other countries to commence our Phase 3 IMpactMF trial;
•

overcome operational challenges related to opening and completing enrollment in the Phase 3 IMpactMF trial due to the evolving effects of the COVID-19 pandemic, while competing with clinical trials for other investigational drugs in the same patient population;

•	conduct and complete the Phase 3 IMpactMF trial;
•

develop clinical plans for, and successfully commence, conduct and complete, other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies;

•

obtain substantial additional capital in order to enable us to conduct our operations and to advance imetelstat to and through current clinical trials, including completing the ongoing Phase 3 portion of IMerge and the Phase 3 IMpactMF trial and commencing, conducting and completing other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies; as well as obtaining regulatory approval and conducting potential commercial launch;

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

•

whether the FDA and regulatory authorities in other countries will require us to obtain and submit additional non-clinical, manufacturing, or clinical data to proceed with any other potential future clinical trials of imetelstat apart from IMerge and IMpactMF,

•	how the FDA and other regulatory authorities will interpret safety and efficacy data from any current or future clinical trials, including from IMbark, IMerge, or IMpactMF,
•	what scope and type of clinical development and other data will be required before the FDA and other regulatory authorities might grant us marketing approval, if any, and
•	what the length of time and cost for us will be to complete any such requirements;
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
•

recruit and retain personnel to support the development and potential commercialization of imetelstat, including completion of the Phase 3 portion of IMerge and the Phase 3 IMpactMF trial, and potential clinical development of imetelstat in other indications, and maintain sufficient commercial resources to launch imetelstat.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

Current clinical trials of imetelstat, including the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF trial, and potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could be interrupted, further delayed or abandoned for a variety of reasons.*

Currently, the ongoing clinical trials of imetelstat are the Phase 2 and Phase 3 portions of IMerge. We continue to work toward completing enrollment in IMerge in the first quarter of 2021. However, the recent resurgence of the COVID-19 pandemic is causing an uncertain and unpredictable impact on clinical trial activities. Due to these challenges, we now believe the trial will most likely be fully enrolled in the second quarter of 2021. Similarly, we expect to open the Phase 3 IMpactMF trial for screening and enrollment in the first quarter of 2021, at the earliest, to the extent practicable under the current COVID-19 pandemic conditions. Commencement, conduct and completion of imetelstat clinical trials, such as the ongoing Phase 3 portion of IMerge, the upcoming Phase 3 IMpactMF trial, and any potential future clinical trials of imetelstat, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays in:

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

•

obtaining and/or maintaining regulatory clearances in the United States or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing the ongoing Phase 3 portion of IMerge or the upcoming Phase 3 IMpactMF trial, and even if such regulatory clearances are obtained, we may be unable to commence, conduct or complete current or potential future clinical trials of imetelstat, or may discontinue such trials, whether due to our inability to raise substantial additional capital or otherwise;

•

maintaining the INDs and foreign equivalent submissions for imetelstat without such INDs and/or foreign equivalent submissions being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;

•

properly (i) completing the Phase 2 portion of IMerge, including assessing the durability of RBC-TI responses; (ii) recruiting, enrolling, conducting and completing the Phase 3 portion of IMerge, and (iii) opening for screening and enrollment, recruiting, enrolling, conducting and completing the Phase 3 IMpactMF trial, and promptly or adequately reporting data from such trials, including in light of challenges and delays that have arisen and may continue to arise from the evolving effects of the COVID-19 pandemic;

•

obtaining substantial additional capital in order to advance the development of imetelstat, including conducting and completing the Phase 3 IMpactMF trial, or commencing, enrolling, conducting and completing other potential future clinical trials of imetelstat in other indications;

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

•

obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments or modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the Phase 3 IMpactMF trial and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies; and

•

obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for the Phase 3 portion of IMerge, and the Phase 3 IMpactMF trial, which could, for example, prevent us from conducting or completing the Phase 3 portion of IMerge, or commencing, conducting or completing the Phase 3 IMpactMF trial and other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies.

Failures or delays with respect to any of these events could adversely affect our ability to conduct or complete any current clinical trials of imetelstat, including the Phase 3 portion of IMerge and to open for screening and enrollment, conduct or complete the Phase 3 IMpactMF trial, or to commence, conduct and complete potential future proof-of-concept studies in other hematologic myeloid malignancies, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

If we encounter further difficulties enrolling or retaining patients in clinical trials of imetelstat, including in the Phase 3 portion of IMerge or in our upcoming Phase 3 IMpactMF trial, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our clinical development and commercialization activities could be further delayed or otherwise adversely affected, which would cause our business and business prospects to be severely harmed, and we might cease operations.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. If we encounter further challenges in screening, enrolling and retaining patients in the Phase 3 portion of IMerge, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our completion of the Phase 3 portion of IMerge may be delayed or discontinued. If we experience difficulties in retaining patients in the treatment or follow-up phase of the Phase 2 portion of IMerge, whether as a result of the evolving effects of the COVID-19 pandemic or for any other reasons, our ability to continue to assess longer-term durability of RBC-TI responses would be adversely affected. The enrollment and retention of patients in clinical trials of imetelstat, including the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF trial, depends on many factors, such as:

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

In addition, current and potential future clinical trials of imetelstat, such as the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF trial, will compete with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat and such trials may also be conducted at the same clinical sites. This competition will reduce the number of clinical sites available to participate in the Phase 3 IMpactMF trial, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in clinical trials of imetelstat, including the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, based on efficacy and safety results reported to date and that may be reported in the future.

Delays caused by the evolving effects of the COVID-19 pandemic or other factors in patient enrollment, or the inability to retain or treat patients, could result in increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat, such as the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, which could delay or prevent the commencement, conduct or completion of these trials and adversely affect the clinical development and potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.

Imetelstat may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial. For example, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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

If patients in any clinical trials of imetelstat, including the Phase 2 and Phase 3 portions of IMerge, the Phase 3 IMpactMF trial, or any potential future clinical trial of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in the treatment phase of the Phase 2 portion of IMerge and patients in the Phase 3 portion of IMerge continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from the Phase 2 and Phase 3 portions of IMerge, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or any other regulatory authority to result in an unacceptable benefit-risk profile, then:

•

additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or other regulatory authorities and if any such information supplied by us, or by Janssen, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or other regulatory authorities, such as the Phase 3 portion of IMerge and the Phase 3 IMpactMF trial;

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat would achieve a statistically significant effect in any future clinical trials. Moreover, with respect to the trial design for the Phase 3 IMpactMF trial, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. While we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity and we therefore determined not to add a third dosing arm to the trial design, our belief may ultimately be incorrect and our failure to add a third dosing arm, as urged to be considered by the FDA, could result in delays or failures to maintain regulatory clearance from the FDA and to obtain regulatory clearance from regulatory authorities in other countries to commence the trial or could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat.

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

In addition, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in the pilot study of imetelstat conducted at Mayo Clinic, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in the Phase 3 IMpactMF trial, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in the Phase 3 IMpactMF trial. Likewise, although the statistical analyses comparing IMbark data to closely matched real-

world data, or RWD, reported at the EHA Annual Congress meeting in June 2019 suggest favorable OS for imetelstat-treated relapsed/refractory MF patients compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including our Phase 3 IMpactMF trial.

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

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat in the Phase 2 portion of IMerge, efficacy and safety data continue to be generated from the trial and will continue to evolve until all patients have ceased treatment. More mature data that may be reported from the Phase 2 portion of IMerge and any data from the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial in the future may materially differ from data previously reported in IMerge, including with respect to the data previously reported from the initial and expansion cohorts in the Phase 2 portion of IMerge, and IMbark. Thus, the reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the enrollment, completion and potential success of the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, or cause us to abandon further development of imetelstat entirely.

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

Further delay, suspension or abandonment of the development of imetelstat in hematologic myeloid malignancies, including resulting from our inability to successfully enroll, conduct and complete the ongoing Phase 3 portion of IMerge and the Phase 3 IMpactMF trial, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

We have limited experience as a company in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial, or potential future similar trials, and no prior experience as a company in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.*

Although we have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have limited experience in conducting large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial. We cannot be certain that we will be able to enroll, conduct or complete the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial, or any other potential future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. Large-scale, late-stage clinical trials will require additional financial resources and certain internal development experience that we are developing, as well as increased reliance on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause further delays that are outside of our control. Any such further delays could have a material adverse effect on our business.

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

Our inability to successfully plan, commence, enroll, conduct and complete large-scale, late-stage clinical trials, such as the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial, or potential future similar trials, or to successfully establish commercialization capabilities for imetelstat if we receive future regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties with whom we contract for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained CROs to support our imetelstat clinical development activities, and any failure by our CROs to perform their contractual obligations whether due to the evolving effects of the COVID-19 pandemic or otherwise, or disputes with our CROs about the quality of their performance or other matters, could prevent us from enrolling, conducting or completing the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, or could otherwise further delay or halt our imetelstat clinical development activities including current or future imetelstat clinical trials. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we rely on third parties to conduct any imetelstat clinical trials, including the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that patients are adequately informed of the potential risks of participating in clinical trials. Our ability to comply with these regulations and standards is contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, multiple clinical trials, including larger-scale Phase 3 clinical trials, will need to be conducted to demonstrate if imetelstat is safe and effective for use in a diverse population. We expect significant additional research, manufacturing activities and clinical testing as well as other assessments to be required before we can file any application with the FDA or similar foreign regulatory authorities for regulatory approval of imetelstat, including reaching agreement with the EMA and FDA on a pediatric plan. As such, we do not expect imetelstat to be commercially available for many years, if at all. Our clinical development program for imetelstat may not lead to regulatory approval from the FDA and similar foreign regulatory authorities if we fail to demonstrate that imetelstat is safe and effective. If imetelstat cannot be successfully developed in clinical trials, including in the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more clinical trials of imetelstat in hematologic myeloid malignancies, including the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, the results will not necessarily be predictive of results of future pivotal trials that may be needed before we may submit a New Drug Application, or NDA, to the FDA for the initial or other future indications. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

Obtaining potential future regulatory clearances to market imetelstat in the United States. and other countries is a costly and lengthy process, and we cannot predict when or if regulatory authorities will approve imetelstat for commercial sale.*

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or similar foreign regulatory authorities may determine that imetelstat is not safe and effective, only moderately effective or has undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit imetelstat’s commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable. We do not expect imetelstat to be approved for commercial sale for many years, if at all.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance, or changes in regulatory review for a submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies. The FDA and regulatory authorities in other countries will assess the overall benefit-risk profile of imetelstat, and may conclude that the overall benefit-risk profile of imetelstat does not merit approval of imetelstat for marketing or further development for any indication. In addition, with respect to the trial design for the Phase 3 IMpactMF trial, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. While we believe that testing a lower dose regimen would likely result in a lower median OS, the trial’s primary endpoint, in the imetelstat treatment arm without a clinically meaningful reduction in toxicity and we therefore determined not to add a third dosing arm to the trial design, our belief may ultimately be incorrect and our failure to add a third dosing arm, as urged to be considered by the FDA, could result in delays or failures to maintain regulatory clearance from the FDA and to obtain regulatory clearance from regulatory authorities in other countries to commence the trial or could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat by the FDA. Varying interpretations of the data obtained from non-clinical and clinical testing could delay, limit or prevent marketing approval of imetelstat which would harm imetelstat’s future value and our business and business prospects.

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

Although orphan drug designation has been granted to imetelstat for the treatment of MF and MDS in the United States and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including the potential for market exclusivity, which would likely result in decreased sales revenue from commercialization of imetelstat, if any, and would likely harm our business and business prospects.

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

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial, and/or other potential future clinical trials of imetelstat, and potential future commercial uses, which would delay or result in a cessation of the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial, or other potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the commencement, conduct or completion of imetelstat clinical trials, such as the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial or other potential future clinical trials, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

•

failure to comply with applicable regulatory guidelines prior to our assumption of sponsorship of the imetelstat program could result in administrative or judicially imposed sanctions on us, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of manufacturing activities, and the potential refusal to approve any NDAs;

•

our ability to maintain the INDs for imetelstat and to submit required regulatory reports within required timelines may be compromised if all data and information from the imetelstat program, including IMbark and IMerge, were not fully transferred to us; and

•

Janssen may not properly maintain or defend intellectual property rights developed by Janssen under the Collaboration Agreement that we have licensed from Janssen, may use our proprietary information in such a way as to cause disputes that could jeopardize or invalidate our proprietary information or expose us to potential litigation, or may disclose our proprietary information in a manner that could put our intellectual property rights at risk.

The occurrence of any of these events could severely and adversely affect imetelstat’s future value and our business and business prospects, and might cause us to cease operations.

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat, including the upcoming Phase 3 IMpactMF trial and any potential future clinical trials, such as proof-of-concept studies in other hematologic myeloid malignancies, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. We will require substantial additional capital in order to further advance the imetelstat program, including to conduct and complete the Phase 3 IMpactMF trial, and to conduct the research and development, clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market. In this regard, our ability to conduct and complete the Phase 3 IMpactMF trial, or to commence, conduct and complete other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, will be dependent on our ability to raise substantial additional capital. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities. Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs;
•

the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and other regulatory authorities;

•

the scope, progress, duration, results and costs of current and potential future clinical trials, including the Phase 3 portion of IMerge, the Phase 3 IMpactMF trial and potential proof-of-concept studies in other hematologic myeloid malignancies, as well as non-clinical studies and assessments, of imetelstat;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals for the Phase 3 IMpactMF trial in the United States and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries;
•	our need to successfully recruit and retain additional key personnel to support the development and potential future commercialization of imetelstat;
•	the costs and timing necessary to build a sales force in the United States to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and potential additional related lawsuits, as well as any other litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
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

We are responsible for funding all clinical development, manufacturing, intellectual property maintenance and potential commercial activities for the imetelstat program. In order to further advance the imetelstat program, including conducting and completing the Phase 3 IMpactMF trial or commencing, conducting and completing other potential future clinical trials in other indications, such as potential proof-of-concept studies in other hematologic myeloid malignancies, we will need to raise substantial additional capital or establish additional collaborative arrangements with third-party collaborative partners, which may not be possible. We will not receive any milestone payments or royalties from any past collaborator for the development or sale of imetelstat, including any clinical development milestones. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement when it becomes available, the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the evolving effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement with Hercules and SVB or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement or potential future Term Loan drawdowns, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including to conduct and complete the Phase 3 IMpactMF trial and potential commercialization, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing the Phase 3 IMpactMF trial, or commencing, conducting or completing potential proof-of-concept studies in other hematologic myeloid malignancies, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become consistently profitable.

Although we were profitable in 2015 due to the recognition of revenue in connection with the upfront payment under the Collaboration Agreement, we have otherwise never been profitable and have incurred operating losses every year since our operations began in 1990. We will not receive any future milestone-based or royalty payments from our past collaborator relating to imetelstat, nor will our past collaborator share the cost of ongoing or future clinical trials of imetelstat or the costs for patents that were licensed to them under the terminated Collaboration Agreement, after September 28, 2018. We expect to continue to incur significant additional operating losses and our operating losses are likely to substantially increase given our sole financial responsibility for imetelstat clinical development activities. As of September 30, 2020, our accumulated deficit was approximately $1.1 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.*

Under the Loan Agreement, drawdowns are available in three tranches, or Tranches A, B and C, subject to certain terms and conditions, including, with respect to Tranche B and Tranche C, achievement of certain clinical, financial and regulatory milestones. Concurrently with the closing of the Loan Agreement, we borrowed $25.0 million of Tranche A, and $10.0 million of Tranche A remains available to be borrowed until June 15, 2021. If we do not achieve the specified clinical, financial and regulatory milestones, we will not be eligible to draw funds under Tranche B and Tranche C of the Loan Agreement, and we may need to obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down the remainder of Tranche A and Tranches B and C of the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we borrow the remaining $10.0 million available to us under Tranche A before June 15, 2021 or are able to drawdown any of the other Tranches, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

•

we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities; and

•

our failure to comply with the obligations of our affirmative and restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the Lenders could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

The terms of the Loan Agreement place restrictions on our operating and financial flexibility.*

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiaries to, among other things:

•	dispose of certain assets;
•	change our line of business;
•	engage in mergers, acquisitions or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make contributions or repurchase our capital stock; and
•	engage in certain transactions with affiliates.

The Loan Agreement also contains financial covenants requiring us to maintain a cash balance in an amount greater than or equal to $25.0 million, commencing June 1, 2022, which balance minimum is reduced to $20.0 million upon achievement of certain regulatory milestones. If we enter into certain licensing transactions, this cash covenant requirement would increase to $30.0 million. The breach of any of these restrictive covenants or any other terms of the Loan Agreement would accelerate our obligation to repay our indebtedness under the Loan Agreement, which could have a material adverse effect on our business, business prospects and financial position.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. *

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default. In addition, the Loan Agreement includes customary affirmative and negative covenants and other events of default, the occurrence and continuance of which provide the Lenders with the right to demand immediate repayment of all principal and unpaid interest under the Loan Agreement, and to exercise remedies against us and the collateral securing the Loan Agreement. These events of default include, among other things:

•	insolvency, liquidation, bankruptcy or similar events;
•	failure to observe any covenant or secured obligation under the Loan Agreement, which failure, in most cases, is not cured within 15 days;

•	occurrence of an event that could reasonably be expected to have a material adverse effect;
•	material misrepresentations;
•

occurrence of any default under any other agreement involving indebtedness in excess of specified amounts, or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect on us; and

•	certain money judgments being entered against us or any portion of our assets are attached or seized.

In the event of default, the Lenders could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate imetelstat development or potential commercialization efforts or grant to others rights to develop and market imetelstat. The Lenders could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat, as well as the previous restructurings we implemented and the risks and uncertainties regarding our future business viability, could have an adverse impact on our ability to retain and recruit qualified personnel or we may incur unanticipated inefficiencies caused by our reduced personnel resources. We may also face higher than expected personnel costs in order to attract new management or development personnel, or to maintain our current executive officers and staff. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior development personnel in the future on acceptable terms, our ability to further develop imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted. As a result of “shelter in place” and similar orders related to COVID-19, as well our own policies, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the evolving effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

If we are unable to establish potential future collaborative arrangements for imetelstat, we may have to delay, alter or abandon our imetelstat development and commercialization plans.*

We intend to develop imetelstat broadly for hematologic myeloid malignancies, and to potentially commercialize, market and sell imetelstat in the United States. We plan to seek another collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the United States, and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be delayed by the evolving effects of the COVID-19 pandemic. We may not be able to negotiate collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, on terms that are less attractive than under the Collaboration Agreement we had with Janssen, or to assume material ongoing development obligations that we would have to fund or otherwise support.

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

In order to advance the imetelstat program, including to conduct and complete the Phase 3 IMpactMF trial, or to commence, conduct and complete other potential future clinical trials of imetelstat, as well as undertaking potential commercialization activities for imetelstat in the United States, we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the United States, we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to advance the imetelstat program, including conducting and completing the Phase 3 IMpactMF trial or other potential future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies, nor will we be able to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the United States.

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

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims or claims related to clinical trial conduct if the use of imetelstat is alleged to have injured patients, including any injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any clinical trials, including the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, or this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of clinical trials generally and the high cost of insurance for our business activities. We may be unable to obtain or maintain clinical trial insurance in all of the jurisdictions where we conduct current or potential future clinical trials, including the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial. In addition, business liability and product liability insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities would have a material adverse effect on our business, and could cause us to cease our development of imetelstat.

We and certain of our officers have been named as defendants in two putative securities class action lawsuits and three shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

Between January 23 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits are pending in the U.S. District Court for the Northern District of California, or the Northern District. The remaining putative securities class action lawsuits allege violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On May 14, 2020, the Court consolidated the putative securities class action lawsuits and appointed lead plaintiffs. On July 27, 2020, the Court approved lead counsel selected by the lead plaintiffs and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint in the consolidated putative class action lawsuit. On October 1, 2020, we filed a motion to dismiss the consolidated class action complaint. On October 22, 2020, lead plaintiffs filed an amended class action complaint. Our response to that complaint is due on November 23, 2020.

Between April 23 and September 10, 2020, three shareholder derivative actions were filed, naming as defendants certain of our current and former board members. These actions, or the Derivative Lawsuits, were filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated putative securities class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. All three Derivative Lawsuits have been deferred until 30 days after an order on our motion to dismiss in the consolidated putative securities class action lawsuit has been made.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. Given the amount of time required for the development, testing and regulatory review of imetelstat, patents protecting imetelstat (e.g., patents claiming imetelstat and/or components thereof, methods of use, or methods of making) might expire before imetelstat is commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to imetelstat.

Under the Hatch-Waxman Act, a patent may be eligible for future patent term extension of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain foreign countries and territories, such as in Japan and in Europe. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the United States, the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

Filing, prosecuting, maintaining, defending and enforcing patents on imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights inside or outside the United States. under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with imetelstat and our technologies and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. We became Privacy Shield certified by the U.S. Department of Commerce’s International Trade Administration in April 2019 and 2020. However, the Court (Grand Chamber) of Justice of the European Union (CJEU) ruled that the EU-U.S. Privacy Shield was invalid on July 16, 2020 and similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner held that the Swiss-US Privacy Shield was invalid. Nonetheless, the United States Department of Commerce continues to administer the Privacy Shield program to maintain the Privacy Shield Frameworks and we continue to be bound by the Privacy Shield obligations. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield, and on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-US Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied on the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield, as a mechanism for lawful personal information transfers from the United Kingdom to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile.*

Historically, our stock price has been extremely volatile. Between October 1, 2010 and September 30, 2020, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between October 1, 2019 and September 30, 2020, the price has ranged between a high of $2.40 per share and a low of $0.75 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•	termination of the Collaboration Agreement by Janssen in September 2018;
•

announcements regarding the research and development of imetelstat, or results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat, including the Phase 3 portion of IMerge or the Phase 3 IMpactMF trial, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;

•

obtaining substantial additional capital, on commercially reasonable terms, necessary to advance the development of imetelstat, including conducting and completing the Phase 3 IMpactMF trial, or commencing, conducting and completing potential other future clinical trials of imetelstat, such as potential proof-of-concept studies in other hematologic myeloid malignancies;

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

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two putative securities class action lawsuits and three shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.”, we and two of our officers have been named as defendants in two putative class action lawsuits. In addition, certain of our current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of the ongoing Phase 3 portion of IMerge and the upcoming Phase 3 IMpactMF trial and/or could preclude or delay potential future clinical trials, such as potential proof-of-concept studies in other hematologic myeloid malignancies, or could preclude or delay commercialization efforts.

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

As of September 30, 2020, we had 450,000,000 shares of common stock authorized for issuance and 310,471,074 shares of common stock outstanding. In addition, we had reserved 118,252,664 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of September 30, 2020.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2020 Sales Agreement if and when it becomes available, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on your investment.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.*

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. In addition, the terms of our Loan Agreement prevent us from paying dividends and any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the United States and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) from Astex Pharmaceuticals, Inc.; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene.

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

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors, Jakafi (ruxolitinib) by Incyte Corporation and Inrebic (fedratinib) by Celgene. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias, or low blood cell counts; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and Revlimid (lenalidomide) by Celgene.

Other therapies currently in Phase 3 development in Intermediate-2 or High-risk MF, some of which may obtain regulatory approval earlier than imetelstat include pacritinib, a JAK inhibitor, by CTI Biopharma Corp; momelotinib, a JAK inhibitor, by Sierra Oncology, Inc.; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie Inc.; and parsaclisib, a next-generation PI3K delta inhibitor, by Incyte Corporation. Non-JAK inhibitor approaches for MF currently under investigation that could compete with imetelstat in the future include CPI-0610, a BET inhibitor, by Constellation Pharmaceuticals, Inc.; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron, in collaboration with Celgene. In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents including but not limited to PRM-151, an anti-fibrosis antibody, by Promedior, Inc.; LCL 161, an inhibitor of apoptosis protein (IAP), by Novartis AG; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc; IMGN-7289, an LSD-1 inhibitor, by Imago Biosciences, Inc.; and Xpovio (selinexor), an oral selective inhibitor of nuclear export compound, by Karyopharm Therapeutics, Inc.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The evolving effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product of ours for which marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. Additionally, efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which became effective on May 25, 2018, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA, which has been characterized as the first “GDPR-like” privacy statute enacted in the United States because it mirrors a number of the key provisions in the GDPR, became effective on January 1, 2020, and we cannot determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1+^	Loan and Security Agreement amongst Registrant, Hercules Capital, Inc. and Silicon Valley Bank, effective as of September 30, 2020
10.2	At Market Issuance Sales Agreement, dated September 4, 2020, by and between Geron Corporation and B. Riley Securities, Inc.	10.1	8-K	September 4, 2020	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2020
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2020
32.1+**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020
32.2+**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020
101

The following materials from the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (v) Notes to Condensed Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

+	Filed herewith.
^

Certain portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

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

GERON CORPORATION

Date: November 5, 2020	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)